Form 10-Q
period 1995-03-31
IMCO RECYCLING INC
filed 1995-05-15
CIK 202890

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


      [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NO. 1-7170

                           IMCO Recycling Inc.
           (Exact name of registrant as specified in its charter)


                                Delaware
       (State or other jurisdiction of incorporation or organization)


                               75-2008280
                  (I.R.S. Employer Identification No.)


                       5215 North O'Connor Blvd.
                              Suite 940
                   Central Tower at Williams Square
                        Irving, Texas 75039
               (Address of principal executive offices)


                            (214) 869-6575
         (Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.


                    Yes __X_           No____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995.

               COMMON STOCK, $0.10 PAR VALUE, 11,519,694

                  PART 1  -  FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

               IMCO RECYCLING INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                         MARCH 31,            DECEMBER 31,
                                           1995                   1994
                                           ----                   ----
ASSETS                                  (UNAUDITED)             (AUDITED)

CURRENT ASSETS
  Cash and cash equivalents              $  7,405                $ 2,854
  Accounts receivable                      19,499                 19,239
  Inventories                               3,662                  3,186
  Deferred income tax                       1,704                  1,978
  Other current assets                        898                    598
                                         --------                -------
            TOTAL CURRENT ASSETS           33,168                 27,855

PROPERTY AND EQUIPMENT, NET                61,447                 61,046

INTANGIBLE ASSETS
  Excess acquisition cost over the fair
   value of net assets acquired, net of
   amortization of $3,346 and $3,219,
   respectively                             5,938                  6,056
  Patents                                     280                    296
                                         --------                -------
            TOTAL INTANGIBLE ASSET          6,218                  6,352
OTHER ASSETS, NET                             659                  1,538
                                         --------                -------
                                         $101,492                $96,791
                                         ========                =======

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                       $  5,802                $ 4,150
  Accrued liabilities                       5,340                  4,063
  Current maturities of long-term
   debt                                     1,000                  1,094
  Dividends payable                            --                  1,152
  Accrued interest                            306                     93
                                         --------                -------
            TOTAL CURRENT LIABILITIES      12,448                 10,552

LONG-TERM DEBT                             11,500                 11,860
OTHER LONG-TERM LIABILITIES                 1,412                  1,232
DEFERRED INCOME TAX                         4,894                  4,857
STOCKHOLDERS' EQUITY
  Preferred Stock; par value $.10;
   8,000,000 shares authorized; none
   issued                                      --                    --
  Common Stock; par value $.10
   20,000,000 shares authorized;
   11,756,698 issued at March 31,
   1995; and December 31, 1995              1,176                 1,176
  Additional paid in capital               23,584                23,511
  Retained earnings                        48,315                45,421
  Treasury stock, at cost;
   238,845 shares at March 31,
   1995; 244,910 shares at
   December 31, 1994                       (1,837)               (1,818)
                                         --------               -------
                                           71,238                68,290
                                         --------               -------
                                         $101,492               $96,791
                                         ========               =======

                    IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                  (dollars in thousands, except per share)

                                     FOR THE THREE MONTHS ENDED
                                     --------------------------
                                             MARCH 31,
                                             ---------
                                       1995              1994
                                       ----              ----

REVENUES
  Cost of sales                      $ 30,746          $ 21,682
                                       23,311            16,863
                                     --------          --------

GROSS PROFIT                            7,435             4,819

  Selling, general and
   administrative expense               2,395             1,277
  Litigation expense                       --               141
  Interest expense                        280               240
  Interest income                         (64)              (26)
                                     --------          --------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                      4,824             3,187

  Provision for income taxes            1,930             1,155
                                     --------           -------
NET EARNINGS                         $  2,894           $ 2,032
                                     ========           =======

Net earnings per common
  share                              $   0.24           $  0.18
                                     ========           =======

Weighted average common and
  common equivalent shares
  outstanding                      11,914,910        11,523,496


                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (dollars in thousands)

                                        FOR THE THREE MONTHS ENDED
                                        --------------------------
                                                 MARCH 31,
                                                 ---------
                                          1995              1994
                                          ----              ----
OPERATING ACTIVITIES:
Net earnings                            $ 2,894           $ 2,032
Depreciation and amortization             2,208             1,643
Provision for deferred income taxes         310               267
Other noncash charges                       279               129
(Gain) on sale of property and
 equipment                                  (29)               (1)
Changes in noncash components of
 working capital excluding investing
 and financing transactions)
   Accounts receivable                     (272)             (949)
   Inventories                             (476)           (1,960)
   Other current assets                    (299)             (426)
   Accounts payable and accrued
    liabilities                           3,142             2,881
                                        -------           -------
NET CASH FLOWS FROM OPERATING
 ACTIVITIES                               7,757             3,616

INVESTING ACTIVITIES:
Purchase of property and equipment       (1,643)           (1,110)
Proceeds from sale of property
 and equipment                               62                10
Purchase of other businesses                 (9)              (93)
Other                                       (64)             (244)
                                        -------            ------
NET CASH USED BY INVESTING
 ACTIVITIES                              (1,654)           (1,437)

FINANCING ACTIVITIES:
Net (decrease) in short-term
 borrowings                                  --            (1,800)
Principal payments of long-term
 debt                                      (454)               --
Dividends paid                           (1,151)               --
Tax benefit from the exercise of
 stock options                               26               138
Treasury stock activity                      27               (88)
                                        -------            ------
NET CASH USED BY FINANCING
 TRANSACTIONS                            (1,552)           (1,750)
                                        -------           -------

Net increase in Cash and Cash
 Equivalents                              4,551               429
Cash and Cash Equivalents at
 January 1                                2,854             1,665
                                        -------           -------
Cash and Cash Equivalents at
 March 31                               $ 7,405           $ 2,094
                                        =======           =======
SUPPLEMENTARY INFORMATION:
Cash payments for interest              $    97           $     9
Cash payments for income taxes          $   234           $    65


IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are:
 (dollars in thousands)

                                    MARCH 31,     DECEMBER 31,
                                         1995             1994
                                    ---------     ------------
Finished goods                         $1,705           $1,391
Raw materials                           1,502            1,440
Supplies                                  455              355
                                       ------           ------
                                       $3,662           $3,186
                                       ======           ======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for primary manufacturers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance is largely determined by the volume of metal it processes. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company to a lesser extent also purchases material for processing and resale ("buy/sell business"). Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions, which have occurred in the past, can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have approximately the same gross profit value per pound of metal processed.

The   following  table  shows  the  total  pounds  of  metal
processed,   the   percentage  of  total  pounds   processed
represented by tolled metal, total revenues and total gross profit in the three month periods ended March 31:

                                        1995              1994
                                     -------           -------
                             (In thousands, except percentages)

Pounds of Metal Processed            304,531           229,369
Percentage of Pounds Tolled              96%               95%
Revenues                             $30,746           $21,682
Gross Profit                         $ 7,435           $ 4,819


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1994

The Company processed 33% more metal in the three month period ended March 31, 1995 than it did in the same period of 1994. Aluminum processing at the Company's newest facility in Loudon, Tennessee, which was purchased in September, 1994 along with large increases in processing at both the Corona, California plant and the Uhrichsville, Ohio plant were the major factors contributing to this increase. The Corona plant processing reflected favorable market conditions for recycling used beverage containers. The Uhrichsville plant increases are the result of a capacity addition put in place in the third quarter of 1994 which is being fully utilized. In addition to these factors, all of the Company's other plants processed more material in the three months ending March 31, 1995 than they did in the same period of 1994.

Revenues increased 42% in 1995's first quarter compared to 1994's first quarter. This increase in revenues exceeded the percentage increase in volume as discussed above, because of strengthened toll revenues and because selling prices for the products the Company buys and sells for its own account were above levels received in 1994. Tolling activity represented 96% of the Company's processing in the first quarter of 1995 compared to 95% for the first quarter of 1994.

Magnesium revenues and volumes processed were about equal in the first quarter of 1995 compared to 1994. Zinc revenues in the first quarter of 1995 were 72% above last year's total, while zinc processing volume increased 8%. Virtually all of the increase in zinc revenue in 1995 compared to 1994 was due to buy/sell business, since some customers which were previously tolling their material opted to change to a buy/sell basis. Zinc dross receipts reached record levels in 1995's first quarter.

Gross profit increased to $7,435,000 in the first quarter of 1995 compared to $ 4,819,000 for the first quarter of 1994, or an increase of about 54%. This increase was mostly due to the increased volume and increased prices as previously discussed. Gross profit was negatively impacted in the first quarter of 1994 by the California plant, which operated at a loss. As noted above, the California plant's processing rates increased in 1995's first quarter, and the plant was profitable.

Selling, general and administrative expenses of $ 2,395,000 were $ 1,118,000 higher in 1995's first quarter compared to 1994. Increased employee costs due to additional staff hired at the Company's headquarters location necessitated by the Company's rapid recent growth and severance pay to a retired executive employee were the principal contributors to this increase.

In 1994 the Company incurred $141,000 of litigation expense related to a lawsuit it eventually settled in the second quarter of 1994. In April, 1995 the Company reached a negotiated settlement in certain litigation it had initiated in 1991 related to protecting its technology. See "PART II OTHER INFORMATION".

Interest expense of $280,000 and interest income of $64,000 for the three months ended March 31, 1995 were similar compared to first quarter 1994 amounts of $240,000 for interest expense and $26,000 for interest income.

Income before the provision for tax of $4,824,000 in 1995's first quarter was 51% or $1,637,000 above 1994's first quarter, and was similar to the relative increase in gross profit. The Company's effective income tax rate increased to 40% for the first three months of 1995 compared to about 36% for the first quarter of 1994, due mostly to higher effective state income tax rates.

As a result of all of the above, the Company reported net earnings of $ 2,894,000 for the first quarter of 1995, or 42% more than $ 2,032,000 for the comparable 1994 period.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $ 7,757,000 during the first quarter of 1995, compared to providing $ 3,616,000 in the same period of 1994. Increases in earnings as discussed above, and non-cash charges such as depreciation and deferred income taxes along with a positive contribution to cash provided by working capital items accounted for the variance between the two periods. Working capital other than cash decreased $2,095,000 in the first quarter of 1995 and increased $454,000 during 1994's first quarter. A decrease in working capital is a source of cash. The main reason for the working capital decline was an increase in accrued taxes payable, which was paid in April.

The Company's total capital spending in the first quarter of 1995 was $1,643,000, compared to $1,110,000 spent in the first quarter of 1994. Capital expenditures for 1995 are expected to be approximately $14,000,000. A salt cake processing plant to be constructed adjacent to the Company's Morgantown, Kentucky plant is expected to be the largest capital item in 1995 and is projected to cost about $6,300,000.

Financing activities in the first quarter of 1995 included the repayment of $454,000 in long-term debt and the payment of $1,151,000 in dividends previously declared.

The Company feels that its cash on hand, the availability of
funds   under  its  lines  of  credit  and  its  anticipated
internally generated funds will be sufficient to fund its current needs and meet its obligations.

At March 31, 1995, the relationship of current assets to current liabilities, or current ratio, was 2.66 to 1, which was about the same as December 31, 1994. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 1995, and for the three months then ended prior to filing and their report is included herein.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          In April 1995, the Company reached a settlement in a lawsuit it had filed in 1991 against Garney Scott and Scepter Industries Inc. ("Scepter") regarding the Company's recycling process. The settlement agreement dismisses all claims in the litigation each party had against the other parties, and contains mutual releases. The order of dismissal was entered by the Court on May 2, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein:

       15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP.

(b)  Reports on Form 8-K  -  None.


                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IMCO Recycling Inc.


Date: May 12, 1995         By: /s/ Robert R. Holian
                               -------------------------------
                                Robert R. Holian
                                Vice President and Controller
                                (Principal Accounting Officer)

                   Independent Accountants' Report

Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of March 31, 1995, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, (not presented herein), and in our reports dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            ERNST & YOUNG LLP
                                          ------------------------
                                            ERNST & YOUNG LLP

April 25, 1995
Dallas, Texas

Stockholders and
Board of Directors
IMCO Recycling Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-26641) pertaining to the Nonqualified Stock Option Plan of IMCO Recycling Inc. and the related Prospectus, in the Registration Statement (Form S-8 No. 33-34745) pertaining to the IMCO Recycling Inc. Amended and Restated Stock Option Plan, and in the Registration Statement (Form S-8
No. 33-76780) pertaining to the IMCO Recycling Inc. 1992 Stock Option Plan of our report dated April 25, 1995 relating to the unaudited condensed consolidated interim financial statements of IMCO Recycling Inc. which are included in its Form 10-Q for the quarter ended March 31, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                     ERNST & YOUNG LLP
                                    ----------------------
                                     ERNST & YOUNG LLP

May 12, 1995
Dallas, Texas