Form 10-Q
period 1995-06-30
IMCO RECYCLING INC
filed 1995-08-14
CIK 202890

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


        /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


        / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X__           No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

                  COMMON STOCK, $0.10 PAR VALUE, 11,540,936

                       PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    IMCO RECYCLING INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


                                                            JUNE      DECEMBER
                                                             30,         31,
                                                            1995        1994
                                                            ----        ----
                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                $  8,431   $  2,854
 Accounts receivable                                        17,319     19,239
 Inventories                                                 3,818      3,186
 Deferred income tax                                         1,420      1,978
 Other current assets                                        1,205        598
                                                          --------   --------
  TOTAL CURRENT ASSETS                                      32,193     27,855

PROPERTY AND EQUIPMENT, NET                                 62,021     61,046


INTANGIBLE ASSETS
 Excess acquisition cost over the fair value of net
  assets acquired, net of amortization of $3,474
  and $3,219, respectively.                                  5,810      6,056
 Patents                                                       264        296
                                                          --------   --------
  TOTAL INTANGIBLE ASSETS                                    6,074      6,352
OTHER ASSETS, NET                                              714      1,538
                                                          --------   --------
                                                          $101,002   $ 96,791
                                                          ========   ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                         $  4,296   $  4,150
 Accrued liabilities                                         3,758      4,063
 Current maturities of long-term debt                        1,000      1,094
 Dividends payable                                              --      1,152
 Accrued interest                                               83         93
                                                          --------   --------
  TOTAL CURRENT LIABILITIES                                  9,137     10,552


LONG-TERM DEBT                                              11,250     11,860
OTHER LONG-TERM LIABILITIES                                  1,514      1,232
DEFERRED INCOME TAX                                          5,121      4,857
STOCKHOLDERS' EQUITY
 Preferred Stock; par value $.10;8,000,000
  shares authorized; none issued                                --         --
 Common Stock; par value $.10;20,000,000
  shares authorized; 11,756,698 issued at June
  30,1995; and December 31, 1994                             1,176      1,176
  Additional paid in capital                                23,878     23,511
  Retained earnings                                         50,871     45,421
  Treasury stock, at cost; 215,762 shares at June
   30, 1995; 244,910 shares at December 31, 1994            (1,945)    (1,818)
                                                          --------   --------
                                                            73,980     68,290
                                                          --------   --------
                                                          $101,002   $ 96,791
                                                          ========   ========

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                   (dollars in thousands, except per share)




                             FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                             --------------------------  ------------------------

                                  1995         1994           1995         1994
                                -------      -------        -------      -------
REVENUES                        $29,725      $23,070        $60,471      $44,752
 Cost of sales                   22,410       18,385         45,721       35,248
                                -------      -------        -------      -------

GROSS PROFIT                      7,315        4,685         14,750        9,504

 Selling, general and
  administrative expense          2,252        1,407          4,647       2,684
 Litigation expense                  --        1,494             --       1,635
 Interest expense                   233          221            513         461
 Interest income                   (103)         (28)          (167)        (54)
                                -------      -------        -------      -------

INCOME BEFORE
PROVISION
FOR INCOME TAXES                  4,933        1,591          9,757        4,778

 Provision for income taxes       1,974          553          3,904        1,708
                                -------      -------        -------      -------

NET EARNINGS                    $ 2,959      $ 1,038        $ 5,853      $ 3,070
                                =======      =======        =======      =======

Net earnings per common
 share                          $  0.25      $  0.09        $  0.49      $  0.27
                                =======      =======        =======      =======

Dividends declared per
 common share                   $  .035           --        $  .035           --
                                =======                    ========

Weighted average common
 and common equivalent
 shares outstanding          12,013,776   11,529,673     11,966,317   11,524,860


                     IMCO RECYCLING INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                   FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                                   ------------------------
                                                       1995         1994
                                                   ----------    ----------
OPERATING ACTIVITIES:
Net earnings                                         $ 5,853      $ 3,070
Depreciation and amortization                          4,484        3,267
Provision for deferred income taxes                      821          451
Other noncash charges                                    471          280
Loss on sale of property and equipment                     2           --
Changes in noncash components of working
 capital (excluding investing and
 financing transactions)
  Accounts receivable                                  1,896       (1,029)
  Inventories                                           (632)      (2,097)
  Other current assets                                  (606)        (405)
  Accounts payable and accrued liabilities              (170)        (340)
                                                     -------      -------
NET CASH FLOWS FROM OPERATING ACTIVITIES              12,119        3,197

INVESTING ACTIVITIES:
Purchase of property and equipment                    (4,373)      (3,185)
Proceeds from sale of property and equipment              67           10
Other                                                   (218)        (587)
                                                     -------      -------
NET CASH USED BY INVESTING ACTIVITIES                 (4,524)      (3,762)

FINANCING ACTIVITIES:
Net decrease in short-term borrowings                     --       (1,200)
Principal payments of long-term debt                    (705)          --
Dividends paid                                        (1,554)          --
Tax benefit from the exercise of stock options           156          155
Treasury stock activity                                   85          189
                                                     -------      -------
NET CASH USED BY FINANCING TRANSACTIONS               (2,018)        (856)
                                                     -------      -------

Net increase (decrease) in Cash and Cash
 Equivalents                                           5,577       (1,421)
Cash and Cash Equivalents at January 1                 2,854        1,665
                                                     -------      -------
Cash and Cash Equivalents at June 30                 $ 8,431      $   244
                                                     =======      =======

SUPPLEMENTARY INFORMATION:
Cash payments for interest                           $   625      $   597
Cash payments for income taxes                       $ 3,610      $ 2,146

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.
Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are:
 (dollars in thousands)

                                             JUNE 30,   DECEMBER 31,
                                               1995         1994
                                             --------   ------------
Finished goods                                $1,703       $1,391
Raw materials                                  1,727        1,440
Supplies                                         388          355
                                              ------       ------
                                              $3,818       $3,186
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

The following table shows the total pounds of metal processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profit in the three and six month periods ended June 30:


                                         THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
                                     -------------------  --------------------
                                       1995       1994       1995       1994
                                     -------    --------   --------   --------
                                      (In thousands, except percentages)

Pounds of Metal Processed             314,998    234,379    619,529    463,748
Percentage of Pounds Tolled                96%        94%        96%        94%
Revenues                             $ 29,725   $ 23,070   $ 60,471   $ 44,752
Gross Profit                         $  7,315   $  4,685   $ 14,750   $  9,504

------------------------------------------------------------------------------


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994 AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

The Company processed 34% more metal in both the three month and six month periods ending June 30, 1995 than it did in the same periods of 1994. Aluminum processing at the Company's newest facility in Loudon, Tennessee, which was purchased in September, 1994 along with large increases in processing at both the Corona, California plant and the Uhrichsville, Ohio plant were the major factors contributing to these increases. The Corona plant processing reflected favorable market conditions for recycling used beverage containers. The Uhrichsville plant increases are the result of a capacity addition put in place in the third quarter of 1994 which is being fully utilized. In addition to these factors, all of the Company's other aluminum plants processed more material in both the three and six month periods ending June 30, 1995 than they did in the same periods of 1994.

Revenues increased 29% in 1995's second quarter ending June 30, 1995 compared to 1994 and increased 35% for the six month period ending the same date. These increases in revenues are substantially the same as the increases in processing volume as discussed above. Tolling activity represented 96% of the Company's processing for both the three month and six month periods ending June 30, 1995.

Magnesium revenues and volumes processed were about equal in both the second quarter and for the first half of 1995 compared to 1994. Zinc revenues on the other hand increased 157% on a volume increase of 50% for the three months ending June 30, 1995, while year-to-date June 1995 increases were 115% for revenues and 28% for processing volume, both periods compared to like periods in 1994. The increases in processing volumes reflected record levels of dross receipts during the first half of 1995. The increases in zinc revenues for both of the periods in 1995 compared to 1994 were due to the increased processing volumes as well as increases in buy/sell business. Some customers which were previously tolling their material opted to change to a buy/sell basis. This has the effect of increasing revenues as discussed above.

Gross profit increased to $7,315,000 for the three months and $14,750,000 for the six months, both ending June 30, 1995. Compared to $4,685,000 and $9,504,000, these represented 56% and 55% increases, respectively, versus the same periods of 1994. These increases were mostly due to the increased volume as previously discussed. In addition, gross profit was negatively impacted in 1994 by the California plant, which operated at a loss due to both low volume and an equipment failure in the second quarter. As noted above, the California plant's processing rates increased in 1995, and the plant was profitable.

Selling, general and administrative expenses were $2,252,000 for the three month period and $4,647,000 for the six month period ending June 30, 1995. These compared to $1,407,000 and $2,684,000 for similar periods of 1994. Increased employee costs due to additional staff hired at the Company's headquarters location necessitated by the Company's recent rapid growth, and travel costs were the principal contributors to this increase.

In the second quarter of 1994 the Company incurred $1,494,000
($1,635,000 year-to-date) of litigation expense related to a lawsuit it settled.

Interest expense of $233,000 for the second quarter and $513,000 year-to-date 1995 was very similar to 1994 amounts of $221,000 and $461,000 respectively. Interest income of $103,000 for the three months and $167,000 for the six months both ending June 30, 1995 were higher than comparable periods of 1994 because of higher levels of cash to invest in 1995 compared to 1994.

Income before the provision for tax of $4,933,000 in 1995's second quarter was $3,342,000 above 1994's second quarter, while year-to-date income before tax of $9,757,000 was $4,979,000 above 1994's amounts. The Company's effective income tax rate was 40% for both the three and six month periods of 1995 which was about 4-5% higher than for similar periods in 1994, due mostly to higher effective state income tax rates.

As a result of all of the above, the Company reported net earnings of $2,959,000 for the second quarter of 1995, and $5,853,000 year-to-date 1995, or 185% and 91%, respectively, more than the comparable 1994 periods.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $12,119,000 during the first half of 1995, compared to $3,197,000 in the same period of 1994. Increases in earnings as discussed above, and non-cash charges such as depreciation and deferred income taxes along with a positive contribution to cash provided by working capital items accounted for the variance between the two periods. Working capital other than cash decreased
$488,000 in the first half of 1995 and increased $3,871,000 during 1994's first half. A decrease in working capital is a source of cash. The main reason for the working capital decline (other than cash) was a reduction in accounts receivable.

The Company's total capital spending in the first half of 1995 was $4,373,000, compared to $3,185,000 spent in the first half of 1994. Capital expenditures for 1995 are expected to be approximately $14,000,000. A capacity expansion and facility improvements at Loudon and the construction of a new cell at the Morgantown landfill have been the largest uses of capital so far in 1995. An aluminum recovery facility at Morgantown is expected to be the largest single expenditure in 1995. This facility, which is expected to cost $6,300,000, received its construction permit in July 1995. Construction is expected to be completed in early 1996.

Financing activities in the first half of 1995 included the repayment of $705,000 in long-term debt and the payment of $1,554,000 in dividends.

The Company announced in June 1995 that it had signed a letter of intent to acquire all outstanding shares of Alumar Associates, Inc., a privately owned firm headquartered in Chicago Heights, Illinois. Alumar owns Metal Mark which operates three aluminum recycling facilities located in Chicago Heights, Pittsburg, Kansas, and Sikeston, Missouri. It also owns a 50% interest in an aluminum recycling plant in East Chicago, Indiana. These four facilities have an annual capacity net to Metal Mark of 240 million pounds. The purchase price is $10,000,000, with $4,000,000 in cash and $6,000,000 in new IMCO stock. IMCO will also to assume debt outstanding under a working capital line of credit at the time of closing the transaction.

In July 1995 the Company announced that it had signed a letter of intent to purchase a Bedford, Indiana aluminum recycling facility from Ravenswood Aluminum, a privately owned firm. The Bedford facility is designed to process used beverage cans and has a rated annual capacity of 150 million pounds.

The Company feels that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations.

At June 30, 1995, the relationship of current assets to current liabilities, or current ratio, was 3.52 to 1, compared to 2.64 to 1 at December 31, 1994. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 1995, and for the six months then ended prior to filing and their report is included herein.

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

ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Stockholders of the Company was held on May 12, 1995, at which the election of three Class I directors, the appointment of Ernst & Young LLP as the Company's independent accountants for 1995 and amendments to the Company's 1992 Stock Option Plan. Don V. Ingram was re-elected as a director, and received 8,501,500 votes for his election with 467,641 votes withheld. Thomas A. James was elected as a director, and received 8,500,825 votes for his election with 468,316 votes withheld. Frank H. Romanelli was re-elected as a director, and received 8,501,300 votes for his election with 467,841 votes withheld. Ernst & Young was ratified as independent accountants for 1995 with 8,676,255 votes for their ratification, 258,198 votes against and 34,688 votes abstaining. The amendments to the Company's 1992 Stock Option Plan were approved with 7,254,562 votes approving, 913,488 against, and 801,091 votes abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are included herein:

      10.1 Amendment to the Company's 1992 Stock Option Plan as amended December 15, 1994

      10.2 First amendment to processing agreement by and among the Rigid packaging division of Aluminum Company of America, The Company and Metal Resources Inc.

      15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP.

      27 Financial Data Schedule

(b)   Reports on Form 8-K - None.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMCO Recycling Inc.


Date: August 11, 1995                By: /s/ Robert R. Holian
                                         ____________________________
                                         Robert R. Holian
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                 [Letterhead]


                        Independent Accountant's Review Report


Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of June 30, 1995, and the related consolidated statements of earnings for three-month and six-month periods ended June 30, 1995, and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995, and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows, [not presented herein], and in our report dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       ERNST & YOUNG LLP

July 28, 1995