Form 10-Q
period 1995-09-30
IMCO RECYCLING INC
filed 1995-11-14
CIK 202890

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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

                      Yes  X           No
                         -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

             COMMON STOCK, $0.10 PAR VALUE, 11,753,939

                        PART 1  -  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                      September     December
                                         30,           31,
                                       1995           1994
                                     --------       --------
ASSETS                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents          $ 10,730       $ 2,854
  Accounts receivable                  18,812        19,239
  Inventories                           3,542         3,186
  Deferred income tax                   1,193         1,978
  Other current assets                  1,003           598
                                     --------       -------
     TOTAL CURRENT ASSETS              35,280        27,855

PROPERTY AND EQUIPMENT, NET            72,863        61,046

INTANGIBLE ASSETS
  Excess acquisition cost over
   the fair value of net
   assets acquired, net of
   amortization of $3,601
   and $3,219, respectively             8,496         6,056
  Patents                                 249           296
                                     --------       -------
     TOTAL INTANGIBLE ASSETS            8,745         6,352

OTHER ASSETS, NET                       1,042         1,538
                                     --------       -------
                                     $117,930       $96,791
                                     ========       =======

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                   $  7,409       $ 4,150
  Accrued liabilities                   5,868         4,063
  Short-term debt                       3,500            --
  Current maturities of long-term
   debt                                 2,000         1,094
  Dividends payable                        --         1,152
  Accrued interest                        308            93
                                     --------       -------
     TOTAL CURRENT LIABILITIES         19,085        10,552

LONG-TERM DEBT                         15,000        11,860
OTHER LONG-TERM LIABILITIES             1,458         1,232
DEFERRED INCOME TAX                     5,437         4,857
STOCKHOLDERS' EQUITY
  Preferred Stock; par value $.10;
   8,000,000 shares authorized;
   none issued                             --            --
  Common Stock; par value $.10;
   20,000,000 shares authorized;
   11,756,698 issued at September
   30, 1995; and December 31, 1994      1,176         1,176
  Additional paid in capital           23,892        23,511
  Retained earnings                    53,793        45,421
  Treasury stock, at cost; 212,072
   shares at September 30, 1995 and
   244,910 shares at December 31,
   1994                                (1,911)       (1,818)
                                     --------       -------
                                       76,950        68,290
                                     --------       -------
                                     $117,930       $96,791
                                     ========       =======

                 IMCO RECYCLING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)
               (dollars in thousands, except per share)


                        For the three            For the nine
                        months ended             months ended
                        September 30,           September 30,
                      ------------------      ------------------
                        1995       1994        1995       1994
                      -------    -------      -------    -------
REVENUES              $32,105    $26,206      $92,576    $70,959
  Cost of sales        24,322     20,142       70,043     55,391
                      -------    -------      -------    -------
GROSS PROFIT            7,783      6,064       22,533     15,568
  Selling, general
   and administrative
   expense              2,221      1,806        6,868      4,490
  Litigation expense       --         --           --      1,635
  Interest expense        158        220          671        681
  Interest income        (139)       (32)        (306)       (86)
                      -------    -------      -------    -------

INCOME BEFORE
PROVISION
FOR INCOME TAXES        5,543      4,070       15,300      8,848
  Provision for
   income taxes         2,216      1,481        6,120      3,189
                      -------    -------      -------    -------

NET EARNINGS          $ 3,327    $ 2,589      $ 9,180    $ 5,659
                      =======    =======      =======    =======

Net earnings per
 common share         $  0.27    $  0.22      $  0.76    $  0.49
                      =======    =======      =======    =======

Dividends declared
 per common share     $  .035    $    --      $   .07    $    --
                      =======                 =======
Weighted average
 common and common
 equivalent shares
 outstanding       12,129,337 11,661,781   12,019,829 11,577,814

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                          For the nine months ended
                                                September 30,
                                              ----------------
                                               1995      1994
                                              ------    ------
OPERATING ACTIVITIES:
Net earnings                                  $9,180    $5,659
Depreciation and amortization                  6,769     5,109
Provision for deferred income taxes            1,364     1,063
Other noncash charges                            624       430
Loss on sale of property and equipment             2         2
Changes in noncash components of working
 capital (excluding investing and financing
 transactions):
  Accounts receivable                            395    (2,223)
  Inventories                                   (356)     (370)
  Other current assets                          (425)     (292)
  Accounts payable and accrued liabilities     4,535       573
                                            --------  --------
NET CASH FLOWS FROM OPERATING ACTIVITIES      22,088     9,951

INVESTING ACTIVITIES:
Purchase of property and equipment           (10,847)   (5,344)
Proceeds from sale of property and equipment      68        10
Acquisition of business                       (8,559)   (5,159)
Other                                           (748)     (836)
                                            --------  --------
NET CASH USED BY INVESTING ACTIVITIES        (20,086)  (11,329)

FINANCING ACTIVITIES:
Net increase (decrease) in short-term
 borrowings                                    3,500    (1,800)
Net increase in long-term borrowings           5,000     5,000
Principal payments of long-term debt            (955)       --
Dividends paid                                (1,959)       --
Tax benefit from the exercise of stock
 options                                         165       158
Treasury stock activity                          123       191
                                            --------  --------
NET CASH FROM FINANCING TRANSACTIONS           5,874     3,549
                                            --------  --------

Net increase in Cash and Cash Equivalents      7,876     2,171
Cash and Cash Equivalents at January 1         2,854     1,665
                                            --------  --------
Cash and Cash Equivalents at September 30   $ 10,730  $  3,836
                                            ========  ========
SUPPLEMENTARY INFORMATION:
Cash payments for interest                  $    701  $    600
Cash payments for income taxes              $  4,740  $  2,726

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are: (dollars in thousands)

                                     September 30,   December 31,
                                          1995           1994
                                     -------------   ------------
Finished goods                           $1,817         $1,391
Raw materials                             1,371          1,440
Supplies                                    354            355
                                         ------         ------
                                         $3,542         $3,186
                                         ======         ======

_____________________________________________________________________________


NOTE C - ACQUISITIONS

On September 29, 1995 the Company completed its previously announced acquisition of substantially all of the assets of an aluminum recycling facility located in Bedford, Indiana from Ravenswood Aluminum Corporation. The purchase price of this transaction was $8,500,000 cash. See NOTE D - CHANGES IN DEBT. The Company recorded approximately $2,600,000 of goodwill related to this acquisition which will be amortized for both book and tax purposes over 15 years. This facility has the capacity to process 150 million pounds of material annually, and will continue to serve Ravenswood's West Virginia rolling mill through a three year tolling agreement which will use a portion of the plant's capacity.

On October 3, 1995 the Company completed its previously announced acquisition of all of the outstanding shares of Alumar Associates, Inc. which owns Metal Mark, Inc., a corporation located in Chicago Heights, Illinois. Metal Mark operates three aluminum recycling plants in Chicago Heights, Pittsburg, Kansas and Sikeston, Missouri. It also owns a 50% interest in an aluminum recycling plant in East Chicago, Indiana. The purchase price of this transaction was $8,500,000, with $4,000,000 paid in cash and the balance paid in shares of the Company's stock valued at approximately $4,500,000. In addition, the Company repaid an existing line of credit which Alumar had with a commercial institution in the amount of approximately $8,245,000. See NOTE D - CHANGES IN DEBT. At this time the amount of goodwill has not been determined, as this transaction will be recorded in the Company's fourth quarter. In addition, proforma information which will include both the Company's and Alumar's results is not yet available. The facilities which were acquired have an annual processing capacity of about 240 million pounds per year, and service manufacturers and diecasters principally in the automotive industry.

NOTE D - CHANGES IN DEBT

In connection with the Company's recently completed acquisitions of both the Bedford Indiana recycling facility, and the purchase of Alumar Associates, Inc. (see NOTE C - ACQUISITIONS), the Company entered into several financing transactions in order to assist in funding the acquisitions. First, on September 29, 1995, the Company borrowed $5,000,000 under a five year converting term note. This note was available to the Company under terms it had negotiated in September 1994 with a commercial banking institution. The interest rate is currently 6.875% on this note. The converting term note will mature in September, 1999 and has an amortization rate of $250,000 quarterly for the following 15 calendar quarters, with $1,250,000 due as the final payment at maturity. Also on September 29, the Company signed a 45 day unsecured note to borrow $5,000,000 at a rate of 6.5%. At September 30 1995, only $3,500,000 of this note had been borrowed. The remaining $1,500,000 was borrowed on October 2, 1995. In addition, the Company drew down $4,300,000 under a revolving credit agreement, the terms of which were also negotiated in 1994. The revolving facility currently has an interest rate of 6.625%. The balance of funds needed for these acquisitions, approximately $6,445,000, came from the Company's cash on hand.

Subsequent to these transactions, in early November, the Company amended its September 1994 loan agreement. This amendment, among other things, increased the amount available under the revolving term agreement from $5,000,000 to $10,000,000 under substantially the same terms. It is the Company's intention to increase its borrowings under this amended revolving credit agreement and use this increase to extinguish the 45 day $5,000,000 note discussed above.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for consumers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance is largely determined by the volume of metal it processes. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company also purchases material for processing and resale ("buy/sell business"). Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions, which have occurred in the past, can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have approximately the same gross profit value per pound of metal processed.

The following table shows the total pounds of metal processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profit in the three and nine month periods ended September 30:

                             Three months         Nine Months
                            Ended September 30,   Ended September 30,
                            -------------------   -------------------
                              1995      1994         1995      1994
                             -------   -------      -------  --------
                               (In thousands, except percentages)
Pounds of Metal Processed    322,332   258,886      941,861   722,634
Percentage of Pounds Tolled       95%       97%          96%       95%
Revenues                     $32,105   $26,206      $92,576  $ 70,959
Gross Profit                 $ 7,783   $ 6,064      $22,533  $ 15,568

_____________________________________________________________________

The Company's purchase of Metal Mark Inc. (see NOTE C - ACQUISITIONS), may alter somewhat the relationship of tolling vs. buy/sell which has existed in the Company's processing in prior years. Historically, more than half of the volume of material processed by Metal Mark has been buy/sell business. If this continues, it would cause the Company's revenues and cost of goods sold to increase. The gross profit per pound processed however, should not be significantly affected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994 AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

The Company processed 25% more metal in the three month period ending September 30, 1995 than it did in the same period of 1994. Year-to-date, the Company processed 30% more metal than the comparable period in 1994. Aluminum processing at the Company's facility in Loudon, Tennessee, which was purchased in late September, 1994 along with large increases in processing at both the Corona, California plant and the Uhrichsville, Ohio plant were the major factors contributing to both of these increases. The Corona plant processing increase reflected favorable market conditions for recycling used beverage containers. The Uhrichsville plant increases are the result of a capacity addition put in place at the end of the third quarter of 1994 which is being fully utilized. In addition to these factors, all of the Company's other aluminum plants processed more material in both the three and nine month periods ending September 30, 1995 than they did in the same periods of 1994.

Total revenues increased 23% in 1995's third quarter ending September 30, 1995 compared to 1994 and increased 30% for the nine month period ending the same date, also compared to 1994. These increases in revenues are substantially the same as the increases in processing volume discussed above. Tolling activity represented 95% of the Company's processing for the three month period and 96% for the nine month period, both periods ending September 30, 1995.

Magnesium volumes processed and revenues recorded year-to-date in 1995 are about equal to year-to-date volumes and revenues in 1994. Zinc revenues on the other hand have increased 106% year-to-date on a volume increase of 21%. The increases in processing volumes reflected record levels of dross receipts during the first nine months of 1995. The increases in zinc revenues in 1995 compared to 1994 was due to the increased processing volumes as well as increases in buy/sell business. Some customers which were previously tolling their material opted to change to a buy/sell basis. This had the effect of increasing revenues, as discussed above.

Gross profit increased to $7,783,000 for the three months and $22,533,000 for the nine months, both ending September 30, 1995. Compared to $6,064,000 and $15,568,000, these represented 28% and 45% increases, respectively, over the same periods of 1994. These increases were mostly due to the increased volume as previously discussed. In addition, gross profit was negatively impacted in 1994 by the California plant, which operated at a loss due to both low volume and an equipment failure in the second quarter. As noted above, the California plant's processing rates increased in 1995, and the plant has been profitable.

Selling, general and administrative expenses were $2,221,000 for the three month period and $6,868,000 for the nine month period ending September 30, 1995. These compared to $1,806,000 and $4,490,000 for similar periods of 1994. Increased employee costs due to additional staff required to manage the Company's recent rapid growth, travel and professional expenses were the principal contributors to this increase.

In the second quarter of 1994 the Company incurred $1,494,000 ($1,635,000 for the nine months ending September 30,1994) of litigation expense related to a lawsuit it settled.

Interest expense of $158,000 for the third quarter and $671,000 year-to-date 1995 was similar to 1994 amounts of $220,000 and $681,000 respectively. Interest income of $139,000 for the three months and $306,000 for the nine months both ending September 30, 1995 was higher than comparable periods of 1994 because of higher levels of cash to invest in 1995 compared to 1994.

Income before the provision for income taxes of $5,543,000 in 1995's third quarter was $1,473,000 above 1994's third quarter, while year-to-date income before tax of $15,300,000 was $6,452,000 above 1994's amounts. The Company's effective income tax rate was 40% for both the three and nine month periods of 1995 which was about 4% higher than for similar periods in 1994, due mostly to higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $ 22,088,000 during the first nine months of 1995, compared to $9,951,000 in the same period of 1994. Increases in earnings as discussed above, and non-cash charges such as depreciation and deferred income taxes along with a positive contribution to cash provided by working capital items accounted for the variance between the two periods. Working capital other than cash decreased $4,149,000 in the first nine months of 1995 and increased $2,312,000 during 1994's first nine months. A decrease in working capital is a source of cash. The main reason for the working capital decline (other than cash) in 1995 was an increase in accounts payable and accrued liabilities.

The Company's total capital spending for year-to-date 1995 was $10,847,000. This amount excludes the spending for the acquisitions described in NOTE C - ACQUISITIONS. Capital expenditures for all of 1995 excluding the acquisitions, are expected to be approximately $14,000,000. Capacity expansion and facility improvements at Loudon, the construction of a new cell at the Morgantown landfill, and the construction of a salt cake processing facility at Morgantown have been the largest expenditures in 1995. This salt cake processing facility, which is estimated to cost $6,300,000, is expected to be completed in early 1996. The Company completed the previously announced acquisition of all of the outstanding shares of Alumar Associates, Inc., a privately owned firm headquartered in Chicago Heights, Illinois on October 3, 1995. See NOTE C - ACQUISITIONS.

Financing activities for the first nine months of 1995 included the borrowing of a total of $8,500,000, (see NOTE D - CHANGES IN DEBT), the repayment of $955,000 in long-term debt and the payment of $1,959,000 in dividends.

Working capital is expected to increase in the future because of the acquisition of Metal Mark which has historically had a greater percentage of its business in the buy/sell area than in tolling. This will increase the Company's overall percentage of buy/sell business, which is currently about 5%. As discussed previously, buy/sell business requires more of the Company's assets to be devoted to inventory and accounts receivable than does tolling business. Nevertheless, the Company feels that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations. The Company expects to refinance a portion of its existing outstanding indebtedness to its commercial bank lender and fund certain of its planned capital expenditures through additional senior debt financing, which it anticipates will be effected during the fourth quarter of 1995.

At September 30, 1995, the relationship of current assets to current liabilities, or current ratio, was 1.85 to 1, compared to 2.64 to 1 at December 31, 1994. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, due to the acquisition of businesses and for the reasons discussed above.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 1995, and for the nine months then ended, and their report is included herein.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   The following exhibits are included herein:

          15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP.

          27    Financial Data Schedule

          (b) Reports on Form 8-K - The Company filed a current report on Form 8-K dated October 17, 1995 under "Item 2 - Acquisitions of Dispositions of Assets", reporting the Company's acquisition of Alumar Associates, Inc. and under "Item 5 - Other Events", reporting the acquisition of the Bedford, Indiana assets.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMCO Recycling Inc.


Date: November 14, 1995             By: /s/ Robert R. Holian
                                        -------------------------------------
                                        Robert R. Holian
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                 [Letterhead]


                      Independent Accountants' Review Report


Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of September 30, 1995, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1995, and 1994, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995, and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows, (not presented herein), and in our report dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ Ernst & Young LLP
                                         Ernst & Young LLP


Dallas, Texas
October 20, 1995

                            INDEX TO EXHIBITS
Exh. No.    Description
--------    -----------
  15.1      Acknowledgment letter regarding unaudited financial
            information from Ernst & Young LLP.

  27        Financial Data Schedule