Form 10-K
period 1995-12-31
IMCO RECYCLING INC
filed 1996-04-01
CIK 202890

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-7170

                            IMCO RECYCLING INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                          75-2008280
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                         Identification Number)

        5215 North O'Connor Blvd., Suite 940, Irving, Texas 75039
                (Address of principal executive offices)

Registrant's telephone number, including area code: (214) 869-6575

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class                  Exchange on Which Registered
    -------------------                  ----------------------------
Common Stock, $0.10 Par Value            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes__X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

As of March 15, 1996, the aggregate market value of voting stock held by nonaffiliates of the Registrant was $222,547,762

Shares of Common Stock outstanding at March 15, 1996:  11,786,430

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


PART I

ITEM                                                                     PAGE
- ----                                                                     ----

Item 1.    Business (including Executive Officers)......................   3

Item 2.    Properties...................................................  12

Item 3.    Legal Proceedings............................................  13

Item 4.    Submission of Matters to a Vote of Security
           Holders......................................................  13

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................  13

Item 6.    Selected Financial Data......................................  14

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  15

Item 8.    Financial Statements and Supplementary Data..................  19

Item 9.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure.......................  34

PART III
Item 10.   Directors and Executive Officers of the
            Registrant..................................................  34

Item 11.   Executive Compensation.......................................  34

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management..............................................  34

Item 13.   Certain Relationships and Related Transactions...............  34

PART IV
Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................  34

Signatures..............................................................  40

PART I

ITEM 1.  BUSINESS

GENERAL

The principal business of IMCO Recycling Inc. (the "Company") is owning and operating aluminum recycling plants. The Company believes it is the world's largest recycler of secondary aluminum, which includes used aluminum beverage cans ("UBCs"), scrap and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces which it then delivers to customers in molten form or ingots. The Company recovers magnesium via a relatively similar process and also recycles zinc. Except where the context otherwise requires, the term "Company" as used herein refers to IMCO Recycling Inc. and its subsidiaries.

The Company's strategy is to participate in sectors of the nonferrous metals recycling industry in which it believes it can provide customers with a technology-based, value-added service and in which it can develop significant market share. A large percentage of the Company's processing capacity is utilized to recycle scrap material and charge a fee for this service (a service called "tolling"). The Company intends to continue to expand its business both in the United States and abroad (i) by establishing additional aluminum recycling facilities which would be dedicated to one or more major customers, (ii) by expanding its existing facilities and (iii) by acquiring or partnering with other similar recycling businesses. There can be no assurance, however, that any such expansions or acquisitions will be accomplished. See "SALES AND MARKETING."

The Company's business has benefited from the trend to include recycled materials in finished products, and in particular from the growth in the production and use of aluminum beverage cans and their recycling. The recycling of UBCs in the United States has increased because of economic, legislative and environmental factors. The number of aluminum beverage cans produced has increased from approximately 34.7 billion in 1979 to 101 billion in 1995, and the number of UBCs recycled increased from approximately 8.5 billion to 63 billion during the same period, according to industry estimates.

The Company's principal customers include Aluminum Company of America ("Alcoa"), Barmet Aluminum Corporation ("Barmet"), a subsidiary of CasTech Aluminum Group Inc., Alcan Aluminum Corporation, Ravenswood Aluminum Corporation ("Ravenswood"), Commonwealth Aluminum Corporation, ACX Technologies, Inc., Alumax Aluminum Company, Rock Creek Aluminum Inc. and Logan Aluminum Co., all of whom use aluminum recycled by the Company to produce can sheet, building, automotive and other products.

For the year ended December 31, 1995, approximately 93.6% of the Company's total pounds of metal processed involved tolling. Tolling operations do not expose the Company to the risk of commodity price fluctuations and impose relatively low working capital demands; consequently, the Company prefers to utilize as much of its capacity as possible for tolling. The balance of the Company's processing is principally derived from dross and scrap purchased, recycled and then sold by the Company ("buy/sell" business). See "OPERATIONS."

BACKGROUND

The Company was organized in 1985 as Frontier Texas Corporation under the corporate laws of Delaware. In September 1986, the Company acquired its aluminum and magnesium recycling business through its purchase of International Metal Co., an Oklahoma corporation. In September 1988, International Metal Co. merged with and into the Company, and the Company changed its name to IMCO Recycling Inc.

In January 1992, the Company purchased Interamerican Zinc, Inc. ("IZI"), a processor and recycler of zinc dross for U.S. steel galvanizers. In March 1992, the Company entered into a long-term supply agreement with Barmet and constructed an aluminum recycling facility adjacent to Barmet's rolling mill in Uhrichsville, Ohio See ITEM 2. "PROPERTIES". In December 1993, the Company purchased substantially all of the assets of a Corona, California aluminum recycling facility, and, in September 1994, the Company purchased Phoenix Smelting Corporation ("Phoenix") and its wholly owned subsidiary, Metal Resources, Inc., which owns and operates an aluminum recycling facility in Loudon, Tennessee ("Loudon").

In September 1995, the Company purchased all of the assets of an aluminum recycling facility in Bedford, Indiana ("Bedford"). In addition, in October 1995, the Company acquired all of the stock of Alumar Associates, Inc. ("Alumar") and its wholly owned subsidiary, Metal Mark, Inc. ("Metal Mark"), which owned and operated three aluminum recycling facilities located in Chicago Heights, Illinois, Sikeston, Missouri, and Pittsburg, Kansas, and also owned 50 percent of another aluminum recycling facility located in East Chicago, Indiana. Subsequent to the purchase the Company decided to close the Pittsburg facility because of economic considerations. See ITEM 2. "PROPERTIES".

In December 1995, the Company became a 50% owner in a German company named VAW-IMCO GuB und Recycling GmbH ("VAW-IMCO"). This venture was formed to own and operate two recycling and foundry alloy facilities which were previously owned by VAW aluminium AG, the largest aluminum company in Germany. The plants will principally serve the European automotive markets. This venture represents the Company's first investment in the international aluminum arena.

At year-end 1995, the Company owned and operated 10 domestic recycling plants that have an aggregate annual processing capacity of approximately 1.46 billion pounds of aluminum and 50 million pounds of other metals. In addition to the above wholly owned facilities, the Company is a 50% owner of
(i) the East Chicago facility mentioned above which has the ability to process 80 million pounds of aluminum, and (ii) VAW-IMCO which will have a processing capacity of 220 million pounds of aluminum.

In 1996, the Company plans to construct an aluminum recycling facility in
Coldwater,  Michigan.   The Company will be a 75% owner of the facility,
which will have a long-term supply agreement for the delivery of hot metal to the 25% partner, Alchem Aluminum, Inc ("Alchem"). Alchem manufactures specification aluminum alloys that are sold principally to automotive manufacturers.

PRODUCTS AND SERVICES

The Company recycles aluminum and delivers the recycled metal to customers as ingot or molten aluminum. The Company's customers include most of the major United States aluminum producers, aluminum diecasters, extruders, and other processors of aluminum products. A principal element of the Company's strategic plan calls for entering into new markets, specifically the rapidly expanding aluminum automotive market. In 1995 the Company entered this market with the acquisition of Metal Mark and the announced construction of the Coldwater, Michigan plant.

In addition, the Company plans to increase its emphasis on seeking foreign locales for its recycling facilities where market conditions warrant.
General political and economic conditions in these countries could affect the overall financial prospects of the Company. Foreign operations are generally subject to several risks, including foreign currency exchange rate fluctuations, strict environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency.

The Company recycles magnesium dross for primary magnesium producers. It also produces a line of magnesium anodes that are recycled from post-consumer scrap and sold to end users and independent distributors for corrosion protection of steel structures.

The Company believes that IZI is the largest recycler of hot-dip zinc dross for continuous galvanizers in the U.S. IZI's principal customers during 1995 consisted of most of the major U.S. steel companies.

THE RECYCLING PROCESS

The raw material received for aluminum processing is loaded into furnaces where gas heat is applied along with a flux mixture (salt and potash). Some of the Company's aluminum facilities operate proprietary rotary furnaces of a unique design (which are somewhat more flexible than reverberatory furnaces) and can process UBCs, dross and various types of aluminum scrap. The Company believes that its uniquely designed rotary furnaces are more efficient and cleaner than, and provide rates of recovery superior to, conventional rotary furnaces.

The Loudon, Bedford and Metal Mark facilities operate conventional rotary furnaces which are somewhat larger than the Company's proprietary rotary furnaces. The Bedford facility's rotary furnace is unique in that it also features automated material charging mechanisms. The Corona plant operates reverberatory type furnaces which are specifically designed for UBCs and can plant scrap. In 1995, the Company installed additional environmental equipment in order to be able to process other types of clean scrap through Corona's reverberatory furnaces.

Materials are melted in the furnaces, and the recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Some of the Company's plants make deliveries of molten aluminum in crucibles transported by trucks to customers' plants. The molten aluminum is poured directly into the customer's furnace, saving the customer the time and expense of remelting aluminum ingot. The Company normally charges an additional fee for transportation and handling of molten aluminum. The Bedford plant has the ability to deliver molten aluminum, but has not yet developed the customer base to take advantage of this capability. The Corona, Sapulpa, and Metal Mark plants are restricted by the geographical location of their customers to delivering the aluminum in ingot form. Magnesium is recycled by the same method in a rotary furnace at the Sapulpa, Oklahoma plant.

The Company's principal type of aluminum and magnesium rotary furnace was developed by a former shareholder of International Metal Co. The Company has a nonexclusive right to use this furnace, subject only to the Company's maintaining the confidentiality of the furnace design. The Company requires its key operational employees to enter into agreements to meet this confidentiality requirement. There can be no assurances that others will not purchase or develop similar furnaces, that the process will not be transferred to or obtained by others, or that other metal producers will not develop a similar metal recovery process.

The aluminum recycling process from the Company's rotary furnaces produces a by-product called "salt cake," which is formed from the contaminants and coatings on aluminum scrap and dross and the salts added during the aluminum recycling process. (The by-product of the reverberatory furnaces is dross.) Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials.

The Company disposes of its salt cake and certain airborne contaminants ("baghouse dust") in landfills with cells dedicated for use exclusively by the Company or that separately encapsulate the Company's material. Salt cake is not currently listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has built and operates a lined landfill at its Morgantown Plant in 1989 meeting RCRA Subchapter "C" hazardous waste standards.

In May 1994 the Company announced that it had developed a patented technology that produces fertilizer as a by-product instead of salt cake. This process, if proven commercially feasible, would allow for "closed loop" recycling of many of the materials used in the aluminum recycling process. In 1995 the Company constructed a facility adjacent to its Morgantown plant to further process the salt cake and extract whatever aluminum is left after the melting process. This salt cake processing facility is the first step needed for closed loop recycling. The process involves crushing of the salt cake and separation of a portion of the aluminum contained in the salt cake. The residual product is then landfilled in the Company's Morgantown landfill. The plant began processing salt cake in January 1996 and is in the initial
start-up phase.  See "ENVIRONMENTAL MATTERS".   The Company has not
previously attempted this large scale crushing of its salt cake and the efficiency of this process has not yet been determined.

In the zinc recycling process, dross is first melted in an electric induction furnace and then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as a by-product). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots which are returned to the customer. IZI holds patent rights to its process in the United States and 13 other countries.

OPERATIONS

In its aluminum tolling operations, the Company accepts UBCs, dross and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling does not expose the Company to the risk of fluctuating metal prices since the Company does not own the material being processed. The Metal Mark acquisition will change somewhat the Company's historical ratio of tolling to buy/sell business because only about 50% of

Metal Mark's business has traditionally involved tolling. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

When purchasing metals in the open market for its buy/sell business, the Company attempts to reduce the risk of fluctuating metal prices by arranging for the sale of the aluminum anticipated to be recovered and by avoiding large inventories of ingot or scrap material except to the extent necessary to allow its plants to operate without interruption.

SALES AND MARKETING

The Company's principal customers (see "GENERAL" above) all use recycled aluminum to produce can sheet and building, automotive and other products. The Company provides products and services to a number of primary and fabricating facilities of Alcoa. During 1993, 1994 and 1995, Alcoa accounted for approximately 39%, 30% and 23%, respectively, of revenues. Barmet accounted for approximately 14%, 12% and 9% of revenues in 1993, 1994 and 1995, respectively. The loss of either Alcoa or Barmet as customers would have a material adverse effect upon the business of the Company and its future operating results. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Agreements with customers in the recycling industry have customarily been short-term agreements. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders. However, the Company has secured some longer term commitments for its recycling services with Alcoa, Barmet, Rock Creek and Ravenswood.

In 1992 the Company was successful in obtaining a 10 year contract with Barmet to process all of Barmet's scrap aluminum, UBCs and dross at the Company's Uhrichsville plant. See "BACKGROUND" above and ITEM 2. "PROPERTIES
- - ALUMINUM RECYCLING"  below.

In early 1994 the Company entered into a three-year processing agreement with Alcoa whereby the Company's Rockwood plant will provide secondary metal for its Alcoa, Tennessee facility. This agreement was modified in 1995 to reflect greater volumes and to include Loudon as an approved supplier under the terms of the contract. This agreement will extend for additional one year terms at the end of each contract year unless terminated by either party. If terminated by either party, the agreement will continue in effect until the second anniversary date of the last day of the contract year during which the termination notice was given. The agreement obligates the Company to indemnify Alcoa for certain environmental liabilities which Alcoa may incur in connection with the transactions contemplated by the agreement.

The Barmet and Alcoa agreements contain escalation provisions which are intended to cover increases in certain of the Company's processing costs.
The Company may seek similar dedicated long-term arrangements with customers in the future. See "GENERAL". Increased emphasis on dedicated facilities to customers and dedicated contracts with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer could have a material adverse affect on the Company's financial condition and results of operation, and any timely replacement of volumes attributable to such a customer could prove difficult.

The primary metals industry and the metals recycling industry are subject to cyclical fluctuations, depending upon the availability and price of unprocessed scrap metal and demand in the metal consuming industries. Temporary reductions in can stock production by one of the Company's customers have previously affected the Company's revenues. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

COMPETITION

The aluminum recycling industry is fragmented and highly competitive. The principal factors of competition in the industry are price, recovery rates, environmental and safety regulatory compliance, and services (e.g., the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can effectively compete.

The major aluminum producers, some of which are the Company's largest customers, have generally discontinued processing dross, instead focusing their resources on other aspects of aluminum production. UBCs and other scrap are processed by both the secondary recycling industry and the major producers. The Company competes with both other secondary recyclers and their customers when purchasing and processing scrap for the buy/sell business.


The amount of the Company's tolling business can also vary depending upon the extent that the major aluminum producers' used metal materials are internally recycled. The aluminum producers generally vary their rate of internal recycling depending upon furnace availability, inventory levels, the price of aluminum, and their own internal demand for metal. The major aluminum producers are larger and have greater financial resources than the Company.
A decision by these producers to expand their recycling operations could reduce demand for certain of the Company's products and services.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

The Company has historically not had, and does not anticipate having, difficulties in obtaining raw materials for its operations. In the case of buy/sell business, the primary sources of aluminum and magnesium for recycling are dross and scrap, which are purchased from both the major aluminum producers and metal traders.

Generally, fluctuations in market prices for both aluminum and magnesium have not affected the availability of these metals to the Company. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

The Company's operations are fueled by natural gas, which represents the second largest component of operating costs. In 1993 the Company experienced increases in its natural gas cost at two of its plants. In response to this increase in natural gas cost, the Company, in 1994, secured 12 month commitments of gas at a fixed rate for the majority of its gas needs at these two plants. Natural gas prices declined in 1995, and the Company decided in most instances to not renew its fixed price natural gas contracts. Due to unseasonably cold weather, natural gas prices increased in early 1996. All of the Company's long term contracts contain natural gas price escalators. See
ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The Company understands that most of its competitors' operations also are fueled by natural gas; therefore, it believes that increases in the prices for natural gas do not adversely affect the Company's competitive position. The Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.


SEASONALITY

UBC collections have historically been highest in the summer months and lower in the winter months. Therefore, the Company has at times experienced lower volumes during the winter. In recent years, however, the Company's processing volumes have fluctuated mostly due to its startup of additional capacity rather than the seasonality of UBC collections.

TRANSPORTATION

The Company receives UBCs, dross and scrap, and ships its recycled aluminum by both rail and truck. Most of the Company's plants own their own rail siding or have access to rail lines nearby. IZI receives zinc dross and ships recycled zinc by truck. The Company owns and leases various trucks and trailers to support its business. Customarily, the transportation costs of scrap materials to be tolled are paid by the customer, while the transportation costs of aluminum and magnesium purchased and sold by the Company may be paid either by the customer or the Company. The Company contracts with third-party transportation firms for the hauling for disposal of some of its solid waste.

EMPLOYEES

As of December 31, 1995, the Company had 984 employees, consisting of 186 employees engaged in administrative and supervisory activities and 798 employees engaged in production and maintenance. The production and maintenance employees at the Rockwood plant are represented by the United Steelworkers of America under a five-year collective bargaining agreement that expires in August 2000. The production and maintenance workers at the Uhrichsville plant are represented by the United Mine Workers of America. This contract expires on November 30, 1998. The production and maintenance workers at the Corona plant are represented by the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. This agreement expires on November 30, 1996. The production and maintenance workers at the Bedford plant are represented by the International Brotherhood of Electrical Workers. This agreement expires in April 1997. The production and maintenance workers at the Sikeston plant are also represented by the United Steelworkers of America union under an agreement which expires in March 1997. Labor relations with employees have been satisfactory.

ENVIRONMENTAL MATTERS

The processing of UBCs, dross and scrap generates solid waste in the form of salt cake and baghouse dust. At the Sapulpa and Morgantown plants, the Company disposes of its solid waste at its own permitted disposal sites. The Rockwood, Loudon, and Bedford plants currently dispose of their solid waste by transporting it to the Morgantown plant where the Company, in 1996, began operating a salt cake processing facility which prepares salt cake for
landfilling.  See ITEM 2.  "PROPERTIES - SOLID WASTE DISPOSAL".   Under the
supply agreement with Barmet, the disposal of all salt cake generated by the Company as a result of its processing for Barmet is the responsibility of Barmet. Salt cake from all other material processed at the Uhrichsville plant is either shipped to the Morgantown plant for disposal or landfilled with a local solid waste management firm. The by-product generated at the Corona plant is in the form of dross. This dross is processed as an input material at one of the Company's other plants. The Chicago Heights and Sikeston plants currently dispose of most of their salt cake with third party landfills; however, the Company is currently evaluating the disposal of these two plants' salt cake at Morgantown.

If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown landfill, obtaining other permits (including transportation permits), and consider landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes and remaining landfill capacity, the estimated remaining lives of the landfills currently used by the Sapulpa and Morgantown plants are two years and three years, respectively. The Company recently built additional landfill space at its Morgantown plant. Landfill closure costs for the Company-owned landfills are currently estimated to exceed $4,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used. See ITEM 2. "PROPERTIES".

In recent years, the Company's operations, like those of other basic industries, have become subject to stringent legislation and regulations regarding the protection of human health and the environment. It can be anticipated that more rigorous laws and regulations will be enacted that could require the Company to make substantial expenditures in addition to those referred to herein.

The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants. As a result of the Clean Air Act amendments in 1990, the Company may have to obtain additional permits, install additional pollution control equipment and otherwise incur additional capital expenditures. The Company does not currently believe that foreseeable costs of compliance will have a material adverse effect on the Company's financial position.

The Company believes that it is in material compliance with applicable environmental regulations. Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $6,344,000 in 1995, most of which was for landfill capacity additions, and it is currently estimated that such expenditures will be approximately $5,250,000 in 1996 and $5,500,000 in 1997.

EXECUTIVE OFFICERS

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

NAME                     AGE     POSITION
- ----                     ---     --------
Frank H. Romanelli       51      President and Chief Executive Officer

Richard L. Kerr          53      Executive Vice President and Chief Operating
                                 Officer; President of Metals Division

Paul V. Dufour           56      Executive Vice President - Finance and
                                 Administration, Chief Financial Officer
                                 and Secretary

Thomas W. Rogers         49      Senior Vice President, Marketing

C. Lee Newton            52      Senior Vice President, Operations

Frank H. Romanelli was appointed President and Chief Executive Officer effective January 1, 1995. He was previously Executive Vice President - Commercial at Occidental Chemicals Company in Dallas, Texas, responsible for long-term strategy, acquisitions and divestitures and had served in various other capacities at Occidental over the last 12 years including managing the $1.8 billion petrochemical business.

Richard L. Kerr has served as Executive Vice President since July 1988. In 1991, he was promoted to Chief Operating Officer of the Company and in 1994 became President of the Company's Metals Division. Mr. Kerr joined International Metal Co. in April 1984, and became Executive Vice President of International Metal Co. in April 1987.

Paul V. Dufour has served as Vice President, Chief Financial Officer and Secretary of the Company since March 1987. He was promoted to Senior Vice President in May 1988 and to Executive Vice President in October 1994. He is principally responsible for the Company's financial and administrative functions.

Thomas W. Rogers has served as Senior Vice President of the Company since July 1988. Mr. Rogers was employed as Plant Manager of the Sapulpa, Oklahoma plant in October 1986 and became Senior Vice President of International Metal Co. in April 1987.

C. Lee Newton was promoted to Senior Vice President of the Company in 1993. Mr. Newton was named Vice President in 1990 and was the General Manager of the Morgantown, Kentucky plant from 1989 to 1993. He was originally employed by the Company as Plant Manager of its Rockwood, Tennessee plant in 1987.

ITEM 2.  PROPERTIES


ALUMINUM RECYCLING.

The Company owns and operates the following processing plants as detailed below:

                                            ESTIMATED
                                 NUMBER      ANNUAL                                      MOLTEN
                        OWNED      OF       CAPACITY     YEAR      YEAR    MATERIALS    DELIVERY
       PLANT           ACREAGE  FURNACES  (MILLION LBS)  BUILT   ACQUIRED  PROCESSED   CAPABILITY
       -----           -------  --------  -------------  -----   --------  ---------   ----------
                                                                             Alum,
Sapulpa, OK.              64        7          145        1962      --        Mag          No
Rockwood,TN.             238        6          200        1985      --       Alum         Yes
Morgantown, KY.          454        6          200        1989      --       Alum         Yes
Uhrichsville, OH.         42       10          335        1992      --       Alum         Yes
Corona, CA.               20        3          100         --      1993      Alum          No
Loudon, TN.              173        3          180         --      1994      Alum         Yes
Bedford, IN.              19        2          150         --      1995      Alum         Yes
Chicago Hts., IL.         13        2          100         --      1995      Alum          No
Sikeston, MO.             24        3           60         --      1995      Alum          No
Adrian, MI.                *        2           40         --      1992      Zinc          No

___________________________
* - The 50,000 sq. ft. Adrian facility is leased by IZI. This lease, which includes both the operations and office space, expires in May 1997 and is presently not expected to be renewed.

The Company also owns 50% of a recycling facility located in East Chicago, Indiana. This facility has annual capacity to process 80 million pounds of aluminum.

Barmet has an option to acquire up to a 49% equity interest in the Uhrichsville plant at a price equal to that equity percentage multiplied by the depreciated book value of the plant or the subsidiary owning the plant, plus a premium to compensate the Company for its recycling technology. The option price may be above or below the fair value of the Uhrichsville plant. Should Barmet exercise its option, there can be no assurance that the production or earnings attributable to the purchased interest could be replaced, and the Company's net earnings and cash flow could be adversely affected.

In 1996, the Company plans to construct a new aluminum recycling facility in Coldwater, Michigan. This facility, which will be 75% owned by the Company and 25% owned by the plant's largest customer, Alchem, will have a rated annual capacity of 150 million pounds and will principally serve the automotive market. The Company will be the operator of the facility and will deliver molten aluminum to its customer-partner. Alchem will have certain rights to purchase additional equity interests not to exceed 40% of the total joint venture equity if the facility is expanded or if Alchem increases its supply commitments.

In 1996, the Company began its participation in a 50/50 venture in Germany known as VAW-IMCO GuB und Recycling GmbH. The venture will operate two recycling and foundry alloy facilities located at Grevenbroich and Toging, Germany. Annual capacity for these two plants is expected to be 220 million pounds.

In 1995, the Sapulpa, Rockwood, Morgantown and Uhrichsville plants all operated at rates in excess of their stated capacities.

SOLID WASTE DISPOSAL

The Company completed a new landfill cell adjacent to its plant in Morgantown, Kentucky in 1996. This landfill will be used to deposit all of the waste generated from the new salt cake processing facility at the Morgantown site. It is currently anticipated that this new landfill cell, which is designed to be expanded several times throughout its life, will serve the Company's landfilling needs for over 80% of the salt cake generated by facilities currently owned by the Company in the United States for the next several years. The Company also owns a landfill at its Sapulpa plant which is estimated to have two years of limited use remaining. See ITEM 1. "BUSINESS - ENVIRONMENTAL MATTERS".

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 17,300 square feet of office space for certain of its executive, financial and management functions. This lease expires in 2000.

The Company believes that its plants and equipment are maintained in good operating condition. Substantially all of the properties and equipment at the Sapulpa, Rockwood and Morgantown plants are mortgaged to secure senior indebtedness. See NOTE F--LONG TERM DEBT AND CREDIT LINES OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings against the Company or its operations. The Company is party from time to time to what it believes are routine litigation and proceedings considered as part of the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1995.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on The New York Stock Exchange composite tape from January 1, 1994 through December 31, 1995, and the dividends declared per share during the periods indicated.

                                                    DIVIDENDS
                            HIGH         LOW        DECLARED
                            ----         ---        ---------
Calendar Year 1994
   First Quarter          $15          $12-1/8       $  --
   Second Quarter          14-7/8       12-1/2          --
   Third Quarter           16-7/8       13-1/2          --
   Fourth Quarter          15-3/4       12-1/2        0.10

Calendar Year 1995
   First Quarter          $16-3/8      $13-3/8       $  --
   Second Quarter          19-1/4       15-1/4        0.035
   Third Quarter           23-3/4       17-7/8        0.035
   Fourth Quarter          24-1/2       20-1/2        0.035

In late 1994 the Board of Directors declared a special year-end $0.10 per share cash dividend, payable on January 26, 1995 to holders of record of Common Stock as of December 29, 1994. This was the first dividend declared by the Company. The Company subsequently commenced paying a quarterly dividend of $.035 per share in the second quarter of 1995 and declared a total of $.105 per share of quarterly dividends in 1995. Dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of any funds legally available therefor. The Company's long-term debt instruments limit the amount of cash dividends the Company can pay. This amount is determined by reference to a portion of the Company's "unrestricted net income" accumulated since September 1995 (as defined in its long-term debt instruments). The Company intends to continue the payment of dividends on its Common Stock, although future dividend declarations are discretionary with the Company's Board of Directors and will depend upon the Company's level of earnings, cash flow, financial requirements, economic and business conditions and other relevant factors, including the restrictions contained in the Company's long-term debt instruments. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTE F--LONG TERM DEBT AND CREDIT LINES OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

On March 15, 1996, the outstanding shares of Common Stock were held of record by 566 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                  FOR THE YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------
                          1991       1992       1993      1994       1995
                        -------    -------    -------   --------   --------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                $49,177    $60,223    $74,216   $101,116   $141,167
Net Earnings              5,594      7,475      8,022      8,471     12,470
Net earnings per
common share               0.52       0.67       0.70       0.73       1.03
Total assets             52,960     68,871     79,427     96,791    139,877
Long-term debt
(excluding current
maturities)              13,000     10,500      8,000     11,860     29,754
Dividends declared
per common share           --         --         --         0.10      0.105

See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Most of the Company's processing consists of aluminum, magnesium and zinc tolled for its customers. To a lesser extent, the Company also purchases scrap metal and dross for processing and resale. Both the Company's tolling fees and the selling price of metal it buys, recycles and sells for its own account are included in sales revenue. Accordingly, tolling business produces a lower amount of revenues and cost of sales than does the buy/sell business. Variations in the mix of these two businesses can cause revenues to change significantly from period to period while not significantly affecting gross profit, because both types of transactions generally have the same gross profit per pound of metal processed. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

During the early 1990s there was an excess of primary aluminum produced worldwide, and aluminum inventories on the worldwide commodity exchanges were at record levels, peaking in January 1994. This glut of aluminum was primarily responsible for causing aluminum prices to decline throughout this time period, and prices in January 1994 were at inflation-adjusted historical lows. This situation impacted the profitability of the major aluminum producers who are some of the Company's largest customers. This environment of low profitability for the Company's customers also had a negative impact on the Company's gross margin, as it had been unable to pass cost increases through to its customers. In early 1994, worldwide inventories began falling for a number of reasons, including an increase in demand for aluminum, particularly in the United States, and prices for aluminum began to rise. This increase in pricing for aluminum had a positive effect on the Company in 1994 both in its buy/sell business where the Company received increased prices for the aluminum it owned, and in its tolling business where certain increases in price for tolling services provided by the Company were obtained. During 1995, worldwide aluminum prices declined from their 1994 levels, particularly in the fourth quarter. For the year ended December 31, 1995, this decline was more than offset by increased processing volumes. However, in the first quarter of 1996, the combination of higher energy costs, lower aluminum prices and weather related disruptions which affected volumes processed, negatively impacted the Company's results. It is not possible to predict the future price of aluminum or the level of worldwide inventories of aluminum and whether, or to what extent, such factors will affect the Company's future business.

The following table shows the total pounds of material processed (aluminum, magnesium and zinc), the percentage of total pounds processed represented by tolled aluminum, purchased aluminum, magnesium and zinc, total revenues, total gross profits and gross profit percentages:

                                       1993        1994         1995
                                     --------   ----------   ----------
                                      (in thousands, except percentages)
Pounds processed                      787,000    1,012,600    1,323,382
Percent of total pounds processed
     Tolled Aluminum                    92%         93%          92%
     Purchased Aluminum                  4%          3%           5%
     Magnesium                           1%          1%          **
     Zinc                                3%          3%           3%
Revenues                             $ 74,216   $  101,116   $  141,167
Gross Profit                         $ 16,764   $   22,638   $   30,939
Gross Profit %                        22.6%       22.4%        21.9%

__________________________
**  less than 1 percent

RESULTS OF OPERATIONS
FISCAL YEAR 1995 VS. FISCAL YEAR 1994

The Company processed 1.3 billion pounds of metal in 1995 which represented an increase of 31% over the 1.0 billion pounds processed in 1994. Increases from the Bedford and Metal Mark plants acquired late in 1995, and the Loudon plant which was acquired in September of 1994 and expanded in 1995, along with increased volume from all plant locations, accounted for the favorable variances. Revenues in 1995 were $141,167,000 which represented an increase of 40% over 1994's revenue of $101,116,000. The percentage increase in revenues was greater than the increase in volumes processed because the amount of buy/sell business was greater in 1995 compared to 1994. Assuming that Metal Mark maintains its approximate one-to-one historical ratio of tolling to buy/sell business, the Company's revenues are projected to continue to outpace the relative gains in processing volumes in 1996 because of the full year's effect of the Metal Mark business.

Gross profit of $30,939,000 was 37% above the $22,638,000 reported in 1995. Most of this resulted from the increased pounds processed.

Selling, general and administrative costs increased 56% to $10,027,000 compared to the $6,440,000 reported in 1994. This increase occurred because of the addition of key personnel required to manage the Company's rapid growth and because of selling, general and administrative costs associated with acquisitions carried out during the year.

Interest expense was about the same in 1995 as it was in 1994, while interest income rose to $424,000 compared to $154,000 in 1994. This increase was due to larger amounts of cash invested.

The Company's income before taxes of $20,363,000 rose 49% compared to 1994. In 1994 the Company recorded nonrecurring litigation expense related to a lawsuit which reduced 1994's income before taxes by $1,635,000. Excluding this item, 1995's increase would have been about 33% or very similar to the increases recorded in volume processed and gross profits.

The Company's increased income before tax and higher tax rates caused income tax expense to rise to $7,893,000 compared to $5,232,000 in 1994. The effective tax rate was about 39% in 1995 compared to 38% in 1994.

FISCAL YEAR 1994 VS. FISCAL YEAR 1993

The Company processed 1.013 billion pounds in 1994, a 29% increase over the 787 million pounds of material it processed in 1993. Most of this increase was due to increased processing at the Uhrichsville plant, which reached full capacity during mid-year 1993 and was expanded by 25% in September 1994. Processing from the Corona plant acquired in December 1993 and Loudon which was acquired in September of 1994 also were significant contributors to the increased volume of metal processed in 1994. In addition, all of the Company's other plants processed more metal in 1994 than they did in 1993.

Revenues of $101,116,000 were 36% higher than 1993 revenues of $74,216,000. The percentage increase in revenues was somewhat higher than the percentage increase in processing pounds, mostly because aluminum prices in 1994 were higher than in 1993, which resulted in higher revenues from the Company's buy/sell business.

Gross profit of $22,638,000 increased 35% over 1993's amount of $16,764,000. More than 80% of this increase was due to greater volumes of material processed. The remainder of the gross profit increase in 1994 compared to 1993 was a result of increases in revenue exceeding increases in costs. The revenue increase was largely a result of increases in the buy/sell business which, as noted above, benefited from rising aluminum prices in 1994. The increased costs were mostly concentrated in workers compensation, medical, and refuse disposal costs.

Selling, general and administrative costs increased 28% above 1993's amount to $6,440,000. Most of the increase is attributed to additional employees required by the Company's growth, and improvements to the operating information system, which improved efficiency, also increased the costs in this category.

As reported during 1994, the Company incurred nonrecurring litigation costs of $1,635,000, which represented the cost of settling certain litigation and associated legal costs related to a partnership which owned shares of the Company's stock. The Company agreed to the settlement without admitting liability in order to avoid prolonged and costly litigation. The plaintiffs released all claims against the Company and its subsidiaries, and the Company received the preferred stock of a subsidiary whose ownership had been disputed.

Interest expense of $1,014,000 was about 13% higher than 1993's amount. Most of this difference was due to interest on the additional borrowings related to the acquisition of Loudon.

Interest income of $154,000 decreased over 50% compared to 1993. Lower levels of cash to invest, principally because of capital spending and acquisitions, are the reasons for this result.

Income before taxes of $13,703,000 increased 23% above 1993's level of $11,143,000. The effective tax rate rose to 38% in 1994 compared with 28% in 1993. Increased state income tax amounts in 1994 and an increase in federal tax rates from 34% to 35% (caused by reaching a threshold level of income requiring this increase) were the reasons for the increase in the rate.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $26,289,000 in 1995, compared with $13,622,000 of cash provided by operations in 1994. Increased earnings as previously discussed and increases in other noncash charges (such as depreciation and deferred taxes) along with a reduction in working capital (excluding that attributed to acquisitions) in 1995 compared to an increase in 1994 were the factors leading to the increase in cash provided from operations. Working capital (excluding that attributed to acquisitions) decreased $2,411,000 in 1995 which represented a source of cash while it increased $5,302,000 in 1994. The decrease in 1995 was principally the result of reductions in accounts receivable which had increased in 1994. At December 31, 1995, the Company's current ratio of 2.41 was similar to the December 31, 1994 ratio of
2.64. The Company's working capital requirements may increase in 1996 due to an anticipated higher level of processing pounds.

Capital spending, excluding acquisitions, amounted to $15,538,000 in 1995 and $6,646,000 in 1994. The new salt cake processing facility and new landfill both at the Morgantown facility accounted for the largest items in 1995. Spending in 1994 was largely related to the expansion of the Uhrichsville plant. The acquisition of Bedford and Metal Mark required $20,137,000 in 1995 while the acquisition of Loudon required approximately $5,300,000 in 1994.

In order to take advantage of expansion opportunities and in connection with the acquisition of Bedford and Metal Mark, the Company borrowed $5,000,000 in September 1995 under terms it had previously negotiated with a commercial lending institution. This Variable Rate Converting Revolving Loan has an amortization of five years and bears interest at a fluctuating rate, currently set at 6.8125%.

In addition, in November 1995 the Company borrowed $15,000,000 of unsecured debt which represents half of the commitment the Company received from a private placement of notes. The remaining half, or $15,000,000, is anticipated to be issued in the second quarter of 1996 to fund the Company's investment in the VAW-IMCO venture. The notes issued in 1995 have a fixed interest rate set at 7.28% per annum and require mandatory annual prepayments of $3,000,000 beginning in 2003. The notes to be issued in 1996 will have their interest rate set when they are issued. In 1994 the Company also borrowed $5,000,000 under a five year term note (the "Term Note") to fund the repayment of certain debt assumed in connection with the Loudon acquisition.

Also in 1995, the Company increased its borrowing limit up to $10,000,000 under a restated revolving credit facility (the "Revolving Facility"). Under the Revolving Facility, the Company has a subfacility for the issuance of standby letters of credit, the amount available for borrowing is based on the Company's working capital as defined. At year end, and at March 25, 1996, the Company had no borrowings outstanding under the Revolving Facility.

Capital expenditures for property, plant and equipment in 1996 are currently estimated to total approximately $19,000,000. The Company believes that its cash on hand, the resources available under the terms of its credit facilities and anticipated 1996 cash from operations should provide the financial resources necessary to fund its current needs and to meet its obligations in 1996 and for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS OF IMCO RECYCLING INC. AND SUBSIDIARIES


                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  20

Consolidated Balance Sheets at December 31, 1995 and 1994.................  21

Consolidated Statements of Earnings for the three years ended
  December 31, 1995.......................................................  22

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1995.......................................................  23

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 1995.....................................  24

Notes to Consolidated Financial Statements................................ 25-33



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and
Board of Directors
IMCO Recycling Inc.


We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                       ERNST & YOUNG LLP


Dallas, Texas
February  5, 1996

CONSOLIDATED BALANCE SHEETS
- ---------------------------
IMCO RECYCLING INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31,
                                                                       1995       1994
                                                                     --------   -------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $  8,678   $ 2,854
   Accounts receivable                                                 27,442    19,239
   Inventories                                                          9,146     3,186
   Deferred income taxes                                                1,298     1,978
   Other current assets                                                 1,353       598
                                                                     --------   -------
       TOTAL CURRENT ASSETS                                            47,917    27,855

PROPERTY AND EQUIPMENT,  net                                           78,769    61,046
INTANGIBLE ASSETS
   Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $3,866 and
      $3,219 at December 31, 1995 and 1994, respectively               10,968     6,056
   Patents, net                                                           233       296
                                                                     --------   -------
        TOTAL INTANGIBLE ASSETS                                        11,201     6,352
OTHER ASSETS,  net                                                      1,990     1,538
                                                                     --------   -------
                                                                     $139,877   $96,791
                                                                     --------   -------
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $ 10,691   $ 4,150
   Accrued liabilities                                                  7,059     4,156
   Dividends payable                                                       --     1,152
   Current maturities of long-term debt                                 2,169     1,094
                                                                     --------   -------
       TOTAL CURRENT LIABILITIES                                       19,919    10,552
LONG-TERM DEBT                                                         29,754    11,860
DEFERRED INCOME TAXES                                                   5,516     4,857
OTHER LONG-TERM LIABILITIES                                             1,412     1,232
STOCKHOLDERS' EQUITY
   Preferred Stock; par value $.10; 8,000,000 shares authorized;
      none issued                                                          --        --
   Common Stock; par value $.10; 20,000,000 shares authorized,
      11,964,911 issued at December 31, 1995; 11,756,698 issued
      at December 31, 1994                                              1,196     1,176
   Additional paid in capital                                          27,282    23,511
   Retained earnings                                                   56,672    45,421
   Treasury stock, at cost;  207,972 shares at December 31, 1995;
      244,910 shares at December 31, 1994                              (1,874)   (1,818)
                                                                     --------   -------
                                                                       83,276    68,290
                                                                     --------   -------
                                                                     $139,877   $96,791
                                                                     --------   -------
                                                                     --------   -------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------
IMCO RECYCLING INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    1995         1994         1993
                                                 ----------   ----------   ----------
REVENUES                                         $  141,167   $  101,116   $  $74,216
    Cost of sales                                   110,228       78,478       57,452
                                                 ----------   ----------   ----------
GROSS PROFIT                                         30,939       22,638       16,764

   Selling, general and administrative
      expense                                        10,027        6,440        5,023
   Nonrecurring litigation expense                       --        1,635           --
   Interest expense                                   1,073        1,014          897
   Interest  and other (income)                        (524)        (154)        (299)
                                                 ----------   ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES             20,363       13,703       11,143
   Provision for income taxes                         7,893        5,232        3,121
                                                 ----------   ----------   ----------
NET EARNINGS                                     $   12,470   $    8,471   $    8,022
                                                 ----------   ----------   ----------
NET EARNINGS PER COMMON SHARE                    $     1.03   $      .73   $      .70
                                                 ----------   ----------   ----------
Weighted average common and common equivalent
shares outstanding                               12,108,216   11,643,846   11,524,223


















See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
IMCO RECYCLING INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                       1995       1994       1993
                                                     --------   --------   --------
OPERATING ACTIVITIES:
Net earnings                                         $ 12,470   $  8,471   $  8,022
Depreciation and amortization                           9,353      7,367      6,201
Other noncash items                                       888      1,227        586
Provision for deferred taxes                            1,167      1,859        654
Changes in noncash components of working capital
(excluding investing and financing transactions):
     Accounts receivable                                3,330     (5,829)    (7,369)
     Inventories                                       (1,756)        95       (874)
     Other current assets                                (546)      (121)       (31)
     Accounts payable and accrued liabilities           1,383        553       (140)
                                                     --------   --------   --------
NET CASH FROM OPERATING ACTIVITIES                     26,289     13,622      7,049

INVESTING ACTIVITIES:
Purchase of property and equipment                    (15,538)    (6,646)   (11,939)
Purchase of other businesses                          (20,137)    (5,325)    (5,103)
Other                                                  (1,304)    (1,005)        58
                                                     --------   --------   --------
NET CASH USED BY INVESTING ACTIVITIES                 (36,979)   (12,976)   (16,984)

FINANCING ACTIVITIES:
Net (decrease) increase in short-term borrowings           --     (1,800)     1,800
Proceeds from issuance of long-term debt               20,000      5,000         --
Principal payments of long-term debt                   (1,477)    (2,751)    (2,500)
Proceeds from issuance of common stock                     --         --        332
Dividends paid                                         (2,371)        --         --
Other                                                     362         94       (239)
                                                     --------   --------   --------
NET CASH FROM (USED BY) FINANCING  ACTIVITIES          16,514        543       (607)
                                                     --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             5,824      1,189    (10,542)
BEGINNING CASH AND CASH EQUIVALENTS                     2,854      1,665     12,207
                                                     --------   --------   --------
ENDING CASH AND CASH EQUIVALENTS                     $  8,678   $  2,854   $  1,665
                                                     --------   --------   --------
SUPPLEMENTARY INFORMATION:
Cash payments for interest                           $  1,357   $  1,271   $  1,440
Cash payments for taxes                              $  6,440   $  3,411   $  2,535


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
- ----------------------------------------------------------
IMCO RECYCLING INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                      COMMON STOCK                                TREASURY STOCK
                                 --------------------                          ---------------------
                                                         PAID-IN   RETAINED
                                   SHARES      AMOUNT    CAPITAL   EARNINGS     SHARES       AMOUNT
                                 ----------    ------    -------   --------    --------     --------
BALANCE AT
DECEMBER 31, 1992                11,458,708    $1,146    $19,617    $30,080    (315,367)    $(1,933)
Net earnings                                                          8,022
Exercise of stock options            43,000         4        328         --       5,000          31
Net treasury stock activity              --        --         --         --     (24,170)       (353)
Tax benefit from the
exercise of nonqualified
stock options                            --        --        114         --          --          --

BALANCE AT
DECEMBER 31, 1993                11,501,708     1,150     20,059     38,102    (334,537)     (2,255)
Net earnings                             --        --         --      8,471          --          --
Cash dividend ($.10 per
share)                                   --        --         --     (1,152)         --          --
Litigation agreement                     --        --         67         --      25,000         185
Exercise of stock options                --        --         20         --      19,735         (81)
Purchase of Phoenix Smelting        254,990        26      3,207         --      44,892         333
Tax benefit from the
exercise of nonqualified
stock options                            --        --        158         --          --          --

BALANCE AT
DECEMBER 31, 1994                11,756,698     1,176     23,511     45,421    (244,910)     (1,818)
Net earnings                             --        --         --     12,470          --          --
Cash dividend ($.105 per
share)                                   --        --         --     (1,219)         --          --
Exercise of stock options                --        --        234         --      36,938         (56)
Purchase of Alumar
Associates, Inc.                    208,213        20      3,354         --          --          --
Tax benefit from the
exercise of nonqualified
stock options                            --        --        183         --          --          --
BALANCE AT
DECEMBER 31, 1995                11,964,911    $1,196    $27,282    $56,672    (207,972)    $(1,874)





See notes to consolidated financial statements

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995
            (dollars in tables are in thousands, except per share)


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are recorded by the Company on the equity method. The Company's principal business involves the owning and operating of aluminum recycling facilities. The Company recycles scrap material for a fee and returns the material to its customers, some of whom are the world's largest aluminum companies.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES:

Inventories are stated at the lower of average cost or market.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated to be in excess of $4,000,000 and are being accrued over the estimated useful lives of the landfills. Landfill costs are depreciated as space in the landfill is used.

Interest is capitalized in connection with the construction of major facilities. In 1995, 1994 and 1993, $438,000, $309,000, and $525,000 of
interest costs were capitalized, respectively.

NET EARNINGS PER SHARE:

Earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding in each period. Common equivalent shares relate solely to outstanding warrants and stock options.

Warrants to purchase 50,000 shares of stock were outstanding at December 31, 1995. The warrants were issued in 1986 at an exercise price of $.10 per share and have a 10-year life. Shares have been reserved relating to these warrants.

AMORTIZATION OF INTANGIBLES:

The excess of original acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over their expected life, currently from 7-40 years. Management regularly reviews the remaining goodwill with consideration toward recovery through future operating results. Goodwill is evaluated by the Company on an undiscounted basis. Deferred debt issuance costs, included in other assets, are being amortized over the term of the long-term debt based upon the average amount of debt outstanding. Patents are amortized over their remaining legal lives.

CREDIT RISK:

A majority of the Company's accounts receivable are due from companies in the aluminum industry. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Credit losses are within management's expectations and historically have been very low.

NOTE B -- ACQUISITIONS

In September 1995, the Company purchased all of the assets of an aluminum recycling facility located in Bedford, Indiana from a private aluminum company. The value of the transaction, which was accounted for as a purchase, was approximately $8,500,000. Goodwill of about $2,000,000 related to this acquisition is being amortized over 15 years. Had the acquisition occurred on January 1, 1995, it would not have had a material impact on either the revenues or net earnings of the Company.

In October 1995, the Company acquired all of the outstanding stock of Alumar Associates, Inc. which owned Metal Mark, Inc. Metal Mark owned and operated three aluminum recycling plants located in Chicago Heights, Illinois, Sikeston, Missouri, and Pittsburg, Kansas and owned 50% of a fourth facility in East Chicago, Indiana. The value of the transaction, which was accounted for as a purchase, was about $8,500,000, with $4,000,000 paid in cash and the balance consisting of 208,213 shares of the Company's common stock. In addition, the Company repaid long-term debt of Alumar of about $8,245,000. Goodwill related to the acquisition of about $2,000,000 is being amortized over 15 years.

The following unaudited, summarized pro forma results of operations of the combined entities of IMCO and Metal Mark, for the years ended December 31, 1994 and 1995, assuming the acquisition occurred as of the beginning of the respective periods is as presented below:

                                           1995        1994
                                         --------    --------
Revenues                                 $204,734    $168,288
Net Earnings                             $ 13,917    $  9,637
Earnings per share                       $   1.14    $    .81

This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

In September 1994, the Company purchased the stock of Phoenix Smelting Corporation which operated an aluminum recycling facility in Loudon, Tennessee through its wholly owned subsidiary, Metal Resources, Inc. ("Loudon"). The value of the transaction was approximately $10,000,000 including the Company's repayment of about $5,100,000 of Loudon debt and the issuance of approximately 300,000 shares of common stock. Loudon had, and the Company thereby acquired, a net operating loss carryforward ("NOL") of about $1,100,000. The use of this NOL is subject to certain limitations and will expire in the year 2009. The Company recorded a valuation allowance of approximately $600,000 reducing the value of this NOL at the acquisition date. Goodwill related to this purchase was about $250,000, which is being amortized over 15 years. Had the acquisition occurred on January 1, 1994, it would not have had a material impact on either revenues or net earnings of the company.

In December 1993, a subsidiary of the Company acquired all of the assets of an aluminum recycling plant in Corona, California from a private aluminum company. The purchase cost was about $5,000,000. The Company recorded goodwill of approximately $1,000,000 related to the purchase, which is being amortized over 15 years.

NOTE C -- INVENTORIES

The components of inventories are:

                                            DECEMBER 31,
                                          1995       1994
                                         ------     ------
Finished Goods                           $6,839     $1,391
Raw Materials                             1,986      1,440
Supplies                                    321        355
                                         ------     ------
                                         $9,146     $3,186
                                         ------     ------

NOTE D -- PROPERTY AND EQUIPMENT

The components of property and equipment are:

                                           DECEMBER 31,
                                         1995       1994
                                       --------   --------
Land, Buildings and Improvements       $ 58,280   $ 45,329
Production Equipment and Machinery       49,236     37,278
Office Furniture, Equipment and Other     4,242      3,363
                                       --------   --------
                                        111,758     85,970
Accumulated Depreciation                (32,989)   (24,924)
                                       --------   --------
                                       $ 78,769   $ 61,046
                                       --------   --------

In March 1992, the Company entered into an agreement with Barmet Aluminum Corporation ("Barmet"), a subsidiary of CasTech Aluminum Group Inc., to construct, own and operate the Uhrichsville plant adjacent to Barmet's rolling mill in Uhrichsville, Ohio and to supply Barmet with all of its secondary aluminum needs. The Uhrichsville plant, including costs for capitalized interest and for the 1994 expansion, cost approximately $20,750,000. Barmet has an option to acquire up to a 49% equity interest in the Uhrichsville plant at a price equal to such equity percentage multiplied by depreciated book value of the plant plus a premium to compensate the Company for its recycling technology.

In 1996 the Company is planning to invest about $12,000,000 for a 50% interest in a German joint venture to be called VAW-IMCO. This venture was formed to own and operate two recycling facilities previously owned by VAW, the largest aluminum company in Germany. The plants will serve the European automotive market. In addition, the Company is planning to construct and operate a new aluminum recycling facility in Coldwater, Michigan during 1996. The total cost is currently projected at approximately $12,000,000. The Company will own 75% of this facility and it is intended to serve the U.S. automotive market.

NOTE E -- INCOME TAXES

The provision for income taxes was as follows:

                          FOR THE YEAR ENDED DECEMBER 31,
                             1995      1994       1993
                           ------    ------     ------
CURRENT:
  Federal                  $5,241    $2,690     $2,017
  State                     1,485       683        450
                           ------    ------     ------
                            6,726     3,373      2,467

DEFERRED:
  Federal                  $1,678    $1,955     $  649
  State                      (511)      (96)         5
                           ------    ------     ------
                            1,167     1,859        654
                           ------    ------     ------
                           $7,893    $5,232     $3,121
                           ------    ------     ------
                           ------    ------     ------

The tax expense computed by applying the statutory federal income tax rate to earnings before taxes differed from the provision for taxes as follows:

                          FOR THE YEAR ENDED DECEMBER 31,
                            1995      1994       1993
                           ------    ------     ------
Tax at statutory rates     $7,127    $4,659     $3,789
Goodwill amortization,
 nondeductible                 91        59         61
State income taxes, net       633       387        292
Recognition of credit
  carryforwards                --        --       (699)
Other, net                     42       127       (322)
                           ------    ------     ------
Provision                  $7,893    $5,232     $3,121
                           ------    ------     ------
                           ------    ------     ------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            DECEMBER 31,
                                          1995       1994
                                         ------     ------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation               $7,902     $6,534
  Federal effect of state income taxes      516        169
  Other                                     199        167
                                         ------     ------
Total Deferred Tax Liabilities            8,617      6,870

DEFERRED TAX ASSETS:
  Net operating loss carryforwards          919      2,159
  Tax credit carryforwards                1,709      1,334
  Accruals                                1,758      1,066
  Federal effect of state income taxes      473        290
  Other                                     230        105
                                         ------     ------
    Gross Deferred Tax Assets             5,089      4,954
    Valuation Allowance                    (690)      (963)
                                         ------     ------
Net Deferred Tax Assets                   4,399      3,991
                                         ------     ------
Net Deferred Tax Liability               $4,218     $2,879
                                         ------     ------

At December 31, 1995, the Company had a $690,000 valuation allowance to reduce certain deferred tax assets to amounts that are more likely to be realized. The allowance includes $473,000 in related net operating loss assets generated by Loudon, prior to its acquisition by the Company. The remaining $217,000 relates to the Company's ability to utilize certain state tax credits.

At December 31, 1995, the Company had $1,709,000 of unused tax credit carryforwards, $168,000 of which expire in 1998, $69,000 of which expire in 2010, and $1,472,000 of which do not expire. State investment tax credits total $1,077,000. However, due to annual limitations on credit utilization, the Company has included $217,000 of this amount in the valuation allowance.

At December 31, 1995, the Company had approximately $1,511,000 of unused net operating loss carryforwards for federal purposes which expire in the years 2001 and 2009, and had approximately $5,574,000 for state purposes which expire in 2008 and 2009. The issuance of Common Stock in a public offering on May 19, 1989 produced an "ownership change" under Section 382 of the Internal Revenue Code of 1986, as amended, and subjects the Company's use of the historic net operating loss carryforwards to certain limitations. Under
Section 382, the total amount of the Company's net operating loss carryforwards remain unchanged. However, the net operating loss carryforwards utilized to offset income earned in tax years subsequent to 1989 is limited to $3,877,000 per year. The 1994 acquisition of Loudon resulted in an "ownership change" for Loudon. As a result of the change, Loudon's net operating loss carryfowards will be subject to an annual limitation of approximately $300,000 per year.

NOTE F -- LONG-TERM DEBT AND CREDIT LINE

Long-term debt is summarized as follows:

                                            DECEMBER 31,
                                          1995        1994
                                         -------    -------
11.18% MONY Senior Notes                 $ 8,000    $ 8,000
Variable Rate Term Loan                    3,750      4,750
Variable Rate Converting Revolving Loan    4,750         --
7.28% MONY Senior Notes                   15,000         --
Other                                        423        204
                                         -------    -------
Subtotal                                  31,923     12,954
Less current maturities                    2,169      1,094
                                         -------    -------
Total                                    $29,754    $11,860
                                         -------    -------

The 11.18% MONY Senior Notes are collateralized by the Company's Sapulpa, Rockwood, and Morgantown property and equipment carried at a net amount of approximately $27,600,000. The notes mature December 1, 1998.

The 7.28% MONY Senior Notes are unsecured. The Company can prepay the notes at any time subject to a make-whole provision. The notes mature October 31, 2007 with mandatory annual prepayments of $3,000,000 scheduled for each October 31 beginning in 2003.

The Senior Notes Agreements contain restrictive covenants concerning plant maintenance, disposition and replacement of assets, insurance coverage, financial reporting, and internal and external financing, investing, and operating activities. There are also provisions limiting the payment of cash dividends on and purchases of the Company's Common Stock; however, at December 31, 1995, retained earnings of $6,234,000 were not restricted under these provisions.

The Variable Rate Term Loan has an amortization schedule of five years and bears interest at a fluctuating rate based on the Company's ratio of total debt to earnings before interest, tax, depreciation and amortization. The Company has the option to choose either the bank's prime rate, the bank's cost of funds plus 1%, or the appropriate Eurodollar rate plus 1%. At December 31, 1995, the rate was 6.8125%

The Variable Rate Converting Revolving Loan has an amortization schedule of four years and bears interest at a fluctuating rate based on the Company's ratio of total debt to earnings before interest, tax, depreciation and amortization. The Company has the option to choose either the bank's prime rate, the bank's cost of funds plus 1%, or the appropriate Eurodollar rate plus 1%. At December 31, 1995, the rate was 6.875%.

The fair value of the Company's debt approximates its carrying value due to its recent issuance, floating rate or relatively short maturity.

NOTE G -- RETIREMENT PLANS

The Company has a profit-sharing retirement plan covering most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 1995, 1994 and 1993 were $1,331,000, $1,039,000, and $738,000, respectively.

Pursuant to the terms of the asset purchase agreement for the Bedford, Indiana facility, the Company assumed the obligation to continue to provide a pension plan for eligible hourly employees at this location. Pension payments are determined by a premium factor times the number of years of service for each employee. Pension payments for 1995 were $ 24,000.

NOTE H -- STOCK OPTION PLANS

In 1992 the Company adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and nonemployee members of the Board of Directors. Options granted to employees under this plan have various vesting periods. Annually, nonemployee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to that number of shares determined by dividing the annual director fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

The 1992 Stock Option Plan allows for the payment of all or a portion of the exercise price and tax withholding obligations in shares of the Company's common stock delivered and/or withheld. Such payment or withholding will be valued at fair market value as of the date of exercise. Participants making use of this feature will automatically be granted a reload stock option to purchase a number of shares equal to the number of shares delivered and/or withheld. When a reload stock option is granted, a portion of the shares issued to the participant will be designated as restricted stock for a period of five years, although the restriction may be removed earlier under certain circumstances. Reload stock options have an exercise price equal to the fair market value as of the date of exercise of the original options and will expire on the same date as the original options.

In 1995, 1994, and 1993 the Company acquired from employees and placed in the treasury, 40,652, 27,665 and 24,170 shares, respectively, pursuant to provisions of the Company's stock option plan. Such shares were tendered or withheld in satisfaction of those employees' federal and state withholding taxes on compensation resulting from the exercise of nonqualified stock options and for the aggregate exercise cost of certain of the options.

In 1990 the Company adopted an amended and restated stock option plan. This plan provides for the granting of nonqualified and incentive stock options. The number of shares of common stock authorized for issuance under the plan is 1,200,000 shares. Options granted under the plan have various vesting periods and are exercisable for a period of 10 years from the date of grant, although options may expire earlier because of termination of employment.

Transactions under the option plans are as follows:

                                    1995            1994              1993
                                ------------    ------------      -----------
Options outstanding January 1,     1,172,402         833,555          725,425
Options granted                      200,473         389,847          157,130
Options exercised                    (77,590)        (47,400)         (48,000)
Options canceled                      (3,921)         (3,600)          (1,000)
Options outstanding at
 December 31,                      1,291,364       1,172,402          833,555
Option price range at
 December 31,                    $.10-$22.75     $.10-$13.75      $.10-$13.75
Option price exercise range     $4.89-$13.75    $4.57-$13.63      $4.89-$7.55
Options exercisable at
 December 31,                        714,991         580,355          383,525
Options available for grant at
 December 31,                        391,646          38,198          424,445

NOTE I -- RELATED PARTY TRANSACTIONS

An agreement exists with one of the members of the Board of Directors for consulting on Company operations on a month-to-month basis. This agreement, which may be terminated on thirty days' notice, was previously paid at a rate of $10,000 per month and for 1996 will be paid at the rate of $15,000 per month. Payment of $120,000 was made under this consulting agreement during each of the three years ended December 31, 1995.

NOTE J -- SIGNIFICANT CUSTOMERS

During 1995, sales to Aluminum Company of America ("Alcoa") totaled $32,400,000 or 23% of revenues. No other customer accounted for more than 10% of revenues in 1995.

During 1994, sales to Alcoa totaled $30,382,000 or 30% of revenues. Sales to Barmet Aluminum totaled $12,476,000 or 12% of revenues. No other customer accounted for more than 10% of revenues in 1994.

During 1993, sales to Alcoa totaled $28,585,000 or 39% of revenues. Sales to Barmet Aluminum totaled $10,569,000 or 14% of revenues. No other customer accounted for more than 10% of revenues in 1993.

NOTE K -- QUARTERLY FINANCIAL DATA (Unaudited)

     Quarterly financial results for 1995 and 1994 were as follows:

                         1ST        2ND       3RD         4TH      TOTAL
1995                   QUARTER    QUARTER    QUARTER    QUARTER     YEAR
- --------------------------------------------------------------------------
Revenues               $30,746    $29,725    $32,105    $48,591   $141,167
Gross Profit           $ 7,435    $ 7,315    $ 7,783    $ 8,406   $ 30,939
Income before tax      $ 4,824    $ 4,933    $ 5,543    $ 5,063   $ 20,363
Net earnings           $ 2,894    $ 2,959    $ 3,327    $ 3,290   $ 12,470
Earnings per share     $   .24    $   .25    $   .27    $   .27   $   1.03

                         1ST        2ND       3RD         4TH      TOTAL
1994                   QUARTER    QUARTER    QUARTER    QUARTER     YEAR
- --------------------------------------------------------------------------
Revenues               $21,682    $23,070    $26,206    $30,158   $101,116
Gross Profit           $ 4,819    $ 4,685    $ 6,065    $ 7,069   $ 22,638
Income before tax      $ 3,187    $ 1,591    $ 4,070    $ 4,855   $ 13,703
Net earnings           $ 2,032    $ 1,038    $ 2,589    $ 2,812   $  8,471
Earnings per share     $   .18    $   .09    $   .22    $   .24   $    .73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the Company appears under the caption "Election of Directors" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 1996 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 1996. Certain information as to executive officers is included herein under Part I,
ITEM 1. "BUSINESS - EXECUTIVE OFFICERS."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Remuneration of Directors and Officers" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Voting and Principal Stockholders" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the captions
"Compensation Committee Report to Stockholders - Compensation Committee Interlocks and Insider Participation" and "Remuneration of Directors and Officers -- Directors Compensation" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K:

      1. Consolidated Financial Statements: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 19 hereof.

      2. Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 19 hereof.

      3.  EXHIBITS:

          3.1 Certificate of Incorporation of IMCO Recycling Inc., as amended, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

          3.2 By-laws of IMCO Recycling Inc., as amended, filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

          4.1 Specimen Stock Certificate of the Common Stock, $0.10 par value, of IMCO Recycling Inc., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

         10.1 Note Purchase Agreement, dated as of December 15, 1988, by and among IMCO Recycling Inc., The Mutual Life Insurance Company of New York, and MONY Life Insurance Company of America, filed as
                Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), and incorporated herein by reference.

         10.2 Amendment, dated as of May 3, 1990, to Note Purchase Agreements by and among IMCO Recycling Inc., The Mutual Life Insurance Company of New York, MONY Life Insurance Company of America, and MONY Legacy Life Insurance Company, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K"), and incorporated herein by reference.

         10.3 Second Amendment, dated as of October 1, 1990, to Note Purchase Agreements by and among IMCO Recycling Inc., The Mutual Life Insurance Company of New York, MONY Life Insurance Company of America, and MONY Legacy Life Insurance Company, filed as
                Exhibit 10.3 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.4 Third Amendment, dated as of May 10, 1991, to Note Purchase Agreements, by and among IMCO Recycling Inc., The Mutual Life Insurance Company of New York, and MONY Life Insurance Company of America, filed as Exhibit 10.4 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.5 Fourth Amendment, dated as of November 27, 1991, to Note Purchase Agreements by and among IMCO Recycling Inc., The Mutual Life Insurance Company of New York, and MONY Life Insurance Company of America, filed as Exhibit 10.5 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.6 Amended and Restated Registration Agreement, dated September 30, 1988, among IMCO Recycling Inc., Merrill Lynch Interfunding Inc., Don V. Ingram, Larry Thrasher, and PTX Partners, filed as
                Exhibit 10.6 to the Company's 1993 Form 10-K and incorporated herein by reference.

         10.7 Amendment No. 1 to Amended and Restated Registration Agreement, dated as of December 30, 1988, filed as Exhibit 10.7 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.8 Amendment, dated as of September 5, 1990, to Registration Agreement between Merrill Lynch Interfunding Inc. and Don V. Ingram, filed as Exhibit 10.8 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.9 IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K") and incorporated herein by reference.

         10.10 Employment Agreement, effective as of April 1, 1991, by and between IMCO Recycling Inc. and Richard L. Kerr, filed as
                Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 Form 10-K") and incorporated herein by reference.

         10.11 Addendum to Employment Agreement-Stock Option, dated as of April 1, 1987, by and among International Metal Co., Frontier Texas Corporation, and Richard L. Kerr, filed as Exhibit
                10.11 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.12 Employment Agreement, effective as of April 1, 1991, by and between IMCO Recycling Inc. and Thomas W. Rogers, filed as
                Exhibit 10.17 to the Company's 1991 Form 10-K and incorporated herein by reference.

         10.13 Employment Agreement, effective as of March 1, 1990 by and between IMCO Recycling Inc. and Paul V. Dufour, filed as
                Exhibit 10.15 to the Company's 1993 Form 10-K and incorporated herein by reference.

         10.13A Amendment to Employment Agreement, dated February 19, 1993, by and between IMCO Recycling Inc. and Paul V. Dufour, filed as
                Exhibit 10.18 to the Company's 1992 Form 10-K and incorporated herein by reference.

         10.14 Employment Agreement, effective as of April 1, 1991, by and between IMCO Recycling Inc., and C. Lee Newton, filed as
                Exhibit 10.17 to the Company,s 1993 Form 10-K and incorporated herein by reference.

         10.15 Employment Agreement, effective as of January 13, 1995, by and between IMCO Recycling Inc. and Frank H. Romanelli, filed as Exhibit 10.15 to the Company's 1994 Form 10-K and incorporated herein by reference.



         10.16 Assignment, dated September 16, 1986, from Clarence W. Haack and Genevieve Haack to International Metal Co., filed as
                Exhibit 10.16 to the Company's 1994 Form 10-K and incorporated herein by reference.

        *10.17 Agreement, dated as of August 26, 1995, between IMCO Recycling Inc., Rockwood, Tennessee Facility, and
                International Union, United Steelworkers of America.

         10.18 Form of Stock Purchase Warrant between IMCO Recycling Inc. and Don V. Ingram for the purchase of 50,000 shares of Common Stock, filed as Exhibit 10.18 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.19  Split-Dollar Life Insurance Agreement, dated as of November
                5, 1990, between Thomas W. Rogers and IMCO Recycling Inc., filed as Exhibit 10.19 to the Company's 1994 Form 10-K and incorporated herein by reference (The Company is a party to two virtually identical Split-Dollar Life Insurance Agreements with Paul V. Dufour, C. Lee Newton, Richard L. Kerr and Frank Romanelli. These agreements have been omitted since they are substantially identical to Mr. Rogers' in all material respects).

         10.20 Stock Purchase Agreement among the former shareholders of Interamerica Zinc, Inc. and IZI Acquisition Co., effective as of January 1, 1992, filed as Exhibit (1) to the Company's Current Report on Form 8-K, dated January 13, 1992, and incorporated herein by reference.

         10.21 Escrow Agreement, dated January 13, 1992, among IZI Acquisition Company, Society Bank Michigan, and the former shareholders of Interamerica Zinc, Inc., filed as Exhibit (2) to the Company's Current Report on Form 8-K dated January 13, 1992, and incorporated herein by reference.

         10.22 Supply Agreement between Barmet Aluminum Corporation and the Company, dated March 2, 1992, filed as Exhibit 10.25 to the Company's 1991 Form 10-K and incorporated herein by reference.

         10.23 Right of First Refusal Agreement between Barmet Aluminum Corporation and the Company, dated March 2, 1992, relating to Barmet's Indiana recycling plant, filed as Exhibit 10.23 to the Company's 1994 Form 10-K and incorporated by reference.

        *10.24 Agreement, effective as of December 1, 1995, between IMCO Recycling of Ohio Inc. and the United Mine Workers of America.

         10.25 Consulting Agreement, dated as of May 31, 1985, between Don V. Ingram and Frontier Texas Corporation, filed as Exhibit 10.25 to the Company's 1994 Form 10-K and incorporated herein by reference.

         10.26 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

         10.27  IMCO Recycling Inc. 1992 Bonus Participation Plan filed as
                Exhibit 10.32 to the 1992 Form 10-K and incorporated herein by reference.

         10.28 Agreement, dated as of March 29, 1994, between IMCO Recycling of California, Inc. and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers, filed as Exhibit 10.33 to the Company's 1993

                Form 10-K and incorporated herein by reference.

         10.29 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as Exhibit
                10.34 to the Company's 1993 Form 10-K and incorporated herein by reference.

         10.30 Agreement and Plan of Merger, dated September 20, 1994, among IMCO Recycling Inc., IMCO Recycling of Tennessee, Inc., Phoenix Smelting Corporation, and the shareholders of Phoenix Smelting Corporation, filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated September 20, 1994, and incorporated herein by reference.

         10.31 Registration Rights Agreement, dated September 20, 1994, among IMCO Recycling Inc. and the shareholders of Phoenix Smelting Corporation, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated September 20, 1994, and incorporated herein by reference.

         10.32 Loan Agreement, dated September 20, 1994, between IMCO Recycling Inc. and Texas Commerce Bank, National Association, filed as
                Exhibit 3 to the Company's Current Report on Form 8-K, dated September 20, 1994, and incorporated herein by reference.

         10.33 Negative Pledge Agreement, dated September 20, 1994, between IMCO Recycling Inc. and Texas Commerce Bank, National Association, filed as Exhibit 4 to the Company's Current Report on Form 8-K, dated September 20, 1994, and incorporated herein by reference.

        *10.34 First Amendment to Loan Documents, dated as of May 31, 1995, by and between IMCO Recycling Inc. and Texas Commerce Bank National Association.

         10.35 First Amendment to processing agreement by and among the Rigid Packaging division of Aluminum Company of America, the Company and Metal Resources Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

         10.36 Agreement and Plan of Merger, dated as of October 1, 1995, among IMCO Recycling Inc., IMCO Recycling of Illinois Inc., Alumar Associates, Inc. and the Shareholders, filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated October 3, and incorporated herein by reference.

         10.37 Registration Rights Agreement, dated as of October 1, 1995, among IMCO Recycling Inc. and the Shareholders, filed as
                Exhibit 2 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

        *10.38 Second Amendment to Loan Documents, dated as of November 3, 1995, by and between IMCO Recycling Inc. and Texas Commerce National Association.

        *10.39 Note Purchase Agreement, dated as of November 29, 1995, by and between IMCO Recycling Inc. and The Mutual Life Insurance Company of New York.

        *10.40 Fifth Amendment, dated as of November 29, 1995, to Note Purchase Agreements by and among IMCO Recycling Inc., The Mutual Life Insurance Company of New York, and MONY Life Insurance Company of America.

        *21     Subsidiaries of IMCO Recycling Inc., as of March 15, 1996.

        *23     Consent of Ernst & Young LLP.

        *27     Financial Data Schedule.


*Filed herewith

  (b)       Reports on Form 8-K filed in fourth quarter 1995:

      1. The Company filed a current report on Form 8-K dated October 3, 1995, under "Item 2 - Acquisition or Disposition of Assets," reporting the Company's acquisition of Alumar Associates, Inc. and under "Item 5 - Other Events," reporting the acquisition of the Bedford, Indiana assets.

  (c)       See sub-item (a) above.

  (d)       See sub-item (a) above.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March  25, 1996            IMCO Recycling Inc.
                                       By: /s/ Robert R. Holian
                                           ---------------------------
                                           Robert R. Holian
                                           Vice President and
                                           Controller, Principal
                                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                    TITLE                         DATE
      ---------                    -----                         ----

/s/ Don V. Ingram         Director, Chairman of the Board    March 25, 1996
- -----------------------
Don V. Ingram

/s/ Jack M. Brundrett     Director                           March 25, 1996
- -----------------------
Jack M. Brundrett


/s/ Ralph L. Cheek        Director                           March 25, 1996
- -----------------------
Ralph L. Cheek

/s/ John J. Fleming       Director                           March 25, 1996
- -----------------------
John J. Fleming

/s/ Richard Hanselman     Director                           March 25, 1996
- -----------------------
Richard Hanselman

/s/ Thomas James          Director                           March 25, 1996
- -----------------------
Thomas James

/s/ Don Navarro           Director                           March 25, 1996
- -----------------------
Don Navarro

/s/ Jack C. Page          Director                           March 25, 1996
- -----------------------
Jack C. Page

/s/ Frank H. Romanelli    Director, President  & Chief       March 25, 1996
- -----------------------   Executive Officer
Frank H. Romanelli

/s/ Paul V. Dufour        Executive Vice President           March 25, 1996
- -----------------------   Finance and Administration
Paul V. Dufour            (Principal Financial Officer)

/s/ Robert R. Holian      Vice President and Controller      March 25, 1996
- -----------------------   (Principal Accounting Officer)
Robert R. Holian