Form 10-Q
period 1996-03-31
IMCO RECYCLING INC
filed 1996-05-15
CIK 202890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1996


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


                                    Yes  X       No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

                    Common Stock, $0.10 par value, 11,846,119

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            March 31,       December 31,
                                                               1996            1995
                                                               ----            ----
                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $    8,998       $   8,678
  Accounts receivable                                          29,336          27,442
  Inventories                                                   9,291           9,146
  Deferred income tax                                           1,279           1,298
  Other current assets                                          1,540           1,353
                                                           ----------       ---------
            TOTAL CURRENT ASSETS                               50,444          47,917

PROPERTY AND EQUIPMENT, NET                                    78,350          78,769

INTANGIBLE ASSETS
  Excess acquisition cost over the fair value of net
    assets acquired, net of amortization of $4,098
    and $3,866, respectively.                                  10,901          10,968
  Patents                                                         218             233
                                                           ----------       ---------
             TOTAL INTANGIBLE ASSETS                           11,119          11,201
OTHER ASSETS, NET                                               2,358           1,990
                                                           ----------       ---------
                                                           $  142,271       $ 139,877
                                                           ==========       =========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $   13,041       $  10,691
  Accrued liabilities                                           5,270           7,059
  Current maturities of long-term debt                          2,160           2,169
                                                           ----------       ---------
                TOTAL CURRENT LIABILITIES                      20,471          19,919

LONG-TERM DEBT                                                 29,231          29,754
OTHER LONG-TERM LIABILITIES                                     1,247           1,412
DEFERRED INCOME TAX                                             5,544           5,516
STOCKHOLDERS' EQUITY
  Preferred Stock; par value $.10; 8,000,000
    shares authorized; none issued                                --              --
  Common Stock; par value $.10; 20,000,000
    shares authorized; 11,964,911 issued at March
    31,1996; and December 31, 1995                              1,196           1,196
  Additional paid in capital                                   27,372          27,282
  Retained earnings                                            59,046          56,672
  Treasury stock, at cost; 173,409 shares at March 31, 1996;
207,972 at December 31, 1995                                   (1,836)         (1,874)
                                                               -------         -------
                                                               85,778          83,276
                                                               -------         -------
                                                           $  142,271       $ 139,877
                                                           ===========      ==========

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (dollars in thousands, except per share)

                                           For the three months ended March 31,

                                                1996               1995
                                                ----               ----
REVENUES                                    $    50,718       $    30,746
    Cost of sales                                42,828            23,311
                                                 ------            ------

GROSS PROFIT                                      7,890             7,435

    Selling, general and
      administrative expense                      2,981             2,395
    Equity earnings                               (307)                --
    Interest expense                                610               280
    Interest income                               (144)              (64)
                                                  -----              ----

INCOME BEFORE PROVISION
FOR INCOME TAXES                                  4,750             4,824

    Provision for income taxes                    1,787             1,930
                                                  -----             -----

NET EARNINGS                                 $    2,963        $    2,894
                                             ==========        ==========

Net earnings per common
   share                                     $     0.24        $     0.24
                                             ==========        ==========

Dividends declared per common share
                                             $      .05              --
                                             ==========        ==========

Weighted average common and common
equivalent  shares outstanding               12,392,793        11,914,910


                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                For the three months ended
                                                                        March 31,
                                                                1996              1995
                                                                ----              ----
OPERATING ACTIVITIES:
Net earnings                                                 $    2,963       $    2,894
Depreciation and amortization                                     2,776            2,208
Earnings from affiliated companies                                 (307)             --
Provision for deferred income taxes                                  47              310
Other noncash charges                                               249              279
(Gain) on sale of property and equipment                            --               (29)
Changes in noncash components of working capital
(excluding investing and financing
    transactions)
    Accounts receivable                                          (1,902)            (272)
    Inventories                                                    (145)            (476)
    Other current assets                                           (186)            (299)
    Accounts payable and accrued liabilities                        561            3,142
                                                                   ----            -----
NET CASH FLOWS FROM OPERATING
  ACTIVITIES                                                      4,056            7,757

INVESTING ACTIVITIES:
Purchase of property and equipment                               (2,256)          (1,643)
Other                                                              (486)             (11)
                                                                   -----            ----
NET CASH USED BY INVESTING ACTIVITIES                            (2,742)          (1,654)

FINANCING ACTIVITIES:
Principal payments of long-term debt                               (532)            (454)
Dividends paid                                                     (589)          (1,151)
Other                                                               127               53
                                                                   -----            --
NET CASH USED BY FINANCING
   TRANSACTIONS                                                    (994)          (1,552)
                                                                   -----          -------

Net increase in Cash and Cash Equivalents                           320            4,551
Cash and Cash Equivalents at January 1                            8,678            2,854
                                                                  -----            -----
Cash and Cash Equivalents at March 31                        $    8,998       $    7,405
                                                             ==========       ==========


SUPPLEMENTARY INFORMATION:
Cash payments for interest                                   $      123       $       97
Cash payments for income taxes                               $    1,053       $      234


IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

The components of inventories are:
  (dollars in thousands)

                                       March 31,         December 31,
                                         1996                 1995
                                         ----                 ----
Finished goods                         $  6,540             $  6,839
Raw materials                             2,443                1,986
Supplies                                    308                  321
                                            ---                  ---
                                       $  9,291             $  9,146
                                       ========             ========

NOTE C - LONG-TERM DEBT

The Company's total capital spending in the first quarter of 1996 was $2,256,000. Capital expenditures for all of 1996 are expected to be approximately $20,000,000. The majority of this spending will be in connection with the new aluminum recycling facility the Company is constructing at Coldwater, Michigan. The Company will own 75% of this facility which will principally serve the automotive markets. Construction is expected to be completed in early 1997. On May 13, 1996 the Company funded its portion of the equity venture with VAW aluminium AG ("VAW"), the largest aluminum company in Germany. The venture, VAW-IMCO Gus und Recycling GmbH ("VAW-IMCO"), has the capacity to process 220 million pounds of aluminum annually. Income from this venture is recorded on the Company's books as equity income. In April 1996 the Company borrowed $15,000,000 under terms previously negotiated with The Mutual Life Insurance Company of New York. Most of these proceeds were used to fund the Company's portion of the VAW-IMCO venture.

In addition, on May 8, 1996, the Company received net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant at Morgantown which was completed in January 1996. See "RESULTS OF OPERATIONS".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for its customers who include most of the major U.S. primary manufacturers of metal, aluminum diecasters, extruders, and other processors of aluminum products. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance has been largely determined by the volume of metal it processes. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company also purchases material for processing and resale ("buy/sell business"). Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions, which have happened in the past, can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, since both types of transactions have approximately the same gross profit value per pound of metal processed.

The following table shows the total pounds of metal processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profit for the three month periods ending March 31:



                                               Three months
                                             Ended March 31,

                                         1996               1995
                                         ----               ----
                                     In thousands, except percentages)

Pounds of Metal Processed               366,965             304,531
Percentage of Pounds Tolled                  88%                 96%
Revenues                             $   50,718          $   30,746
Gross Profit                         $    7,890          $    7,435



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

The Company processed 21% more metal in the three month period ended March 31, 1996 than it did in the same period of 1995. Aluminum processing at the Company's newest facilities in Bedford, Indiana, Sikeston, Missouri and Chicago Heights, Illinois which were purchased at the start of the fourth quarter of 1995, plus increased processing from the Loudon, Tennessee plant were the major factors contributing to these increases. Partially offsetting these increases, however, were the results from the Corona, California plant, where processing was more than 30% lower than in the comparable period of 1995 due to unfavorable market conditions on the west coast for recycling used beverage containers (UBC's). The Company's other plants processed volumes which were similar to last year's amounts.

Revenues increased 65% in 1996's first quarter compared to 1995, mostly because of increases in the buy/sell percentage of business. As noted above, an increase in the buy/sell business generates a larger increase in revenues because the value of metal is included in the selling price, compared to tolling which just reflects the processing cost of metal as revenues. In 1996 the Company is expected to generate a higher level of buy/sell business and a correspondingly higher amount of revenues because of its acquisition of Metal Mark in 1995 which has historically had about 50% of its business in buy/sell transactions. Tolling activity represented 88% of the Company's processing for the three month period ended March 31, 1996 compared to 96% for the same three month period of 1995. In addition to increases in buy/sell business, it is expected that the Company, in 1996 and beyond, will have additional metal for sale due to operation of its salt cake processing facility which was completed in January 1996. This facility, which is located adjacent to the Company's Morgantown, Kentucky plant, will process much of the Company's salt cake generated from its aluminum recycling plants and recover additional amounts of aluminum for resale.

Magnesium volume processed was 19% higher in the first quarter of 1996 than in the first quarter of 1995, while magnesium revenues were 45% higher in 1996 than in 1995. Both of these increases are due to a higher level of anode production as well as higher prices received for anodes in the 1996 period compared to the same period in 1995. Zinc volume processed in the first quarter of 1996 increased 8% above 1995's first quarter amount, and sales revenues increased 50% in 1996 compared to the same period in 1995. The increases in zinc revenues for the first quarter of 1996 compared to 1995 was due to the increased processing volumes as well as increases in zinc buy/sell business. Some customers which were previously tolling their material opted to change to a buy/sell basis. This also had the effect of increasing revenues, as discussed above.

Gross profit increased to $7,890,000 for the three months ended March 31, 1996 which was six percent higher than in the same period of 1995. The improvement is due to increased processing volumes as discussed above which were offset to a large degree by higher operating costs, particularly natural gas costs. Severe winter weather at some of the Company's plants was responsible for the higher natural gas cost and also negatively affected material collections and deliveries. In addition, gross profit was adversely affected at the Corona and Bedford plants because of lower operating rates there due to lower levels of UBC's available for processing at those facilities. Low processing volumes have continued into the second quarter at Corona, but some improvement is expected during the second quarter at the Bedford plant.

Selling, general and administrative expenses were $2,981,000 for the three month period ending March 31, 1996, compared to $2,395,000 for the similar period of 1995. Increased employee costs due to acquisitions in late 1995 is the main reason for the increase.

Equity earnings of $307,000 were recorded in the first quarter of 1996. The equity earnings were from the Company's investment in VAW-IMCO and from a joint venture investment acquired in the Metal Mark acquisition. No equity income was recorded in the first quarter of 1995 because the investments which generated this income were made in late 1995 and early 1996. See "LIQUIDITY AND CAPITAL RESOURCES".

Interest expense of $610,000 for the first quarter of 1996 was more than double 1995's amount of $280,000. This was due to higher amounts of long term debt outstanding in 1996 compared to 1995. See "LIQUIDITY AND CAPITAL RESOURCES".

Income before the provision for tax in 1996's first quarter of $4,750,000 was similar to 1995's total of $4,824,000. The Company's effective income tax rate was 38% in 1996 compared to about 40% in 1995's first quarter. The effective rate was lower in 1996 because 1996 earnings before tax included income from equity affiliates and 1995's earnings before tax did not.

As a result of all of the above, the Company reported net earnings of $ 2,963,000 for the first quarter of 1996 which was about equal to the $2,894,000 recorded in the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $ 4,056,000 in the first quarter of 1996, compared to $7,757,000 in the same period of 1995. Working capital changes account for virtually all of the differences between these numbers. Working capital items resulted in a net use of cash in the amount of $1,672,000 in 1996 while working capital provided cash of $2,095,000 in the same period of 1995. Increases in accounts receivable ( a use of cash) due mainly to the higher level of sales, particularly buy/sell sales, accounted for most of the cash usage in 1996. Increases in accounts payable and accrued liabilities ( a source of cash) were the main items affecting working capital in 1995.

The Company's total capital spending in the first quarter of 1996 was $2,256,000. Capital expenditures for all of 1996 are expected to be approximately $20,000,000. The majority of this spending will be in connection with the new aluminum recycling facility the Company is constructing at Coldwater, Michigan. The Company will own 75% of this facility which will principally serve the automotive markets. Construction is expected to be completed in early 1997. Early in May 1996 the Company funded its portion of the equity venture with VAW. The venture, VAW-IMCO, has the capacity to process 220 million pounds of aluminum annually. Income from this venture is recorded on the Company's books as equity income. In April 1996 the Company borrowed $15,000,000 under terms previously negotiated with The Mutual Life Insurance Company of New York. Most of these proceeds were used to fund the Company's portion of the VAW-IMCO venture which occurred on May 13, 1996.

In addition, on May 8, 1996, the Company received net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant at Morgantown which was completed in January 1996. See "RESULTS OF OPERATIONS".

Financing activities in the first quarter of 1996 included the repayment of $532,000 in long-term debt and the payment of $589,000 in dividends.

The Company feels that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.

At March 31, 1996, the relationship of current assets to current liabilities, or current ratio, was 2.46 to 1, compared to 2.41 to 1 at December 31, 1995. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 1996, and for the three months then ended prior to filing and their report is included herein.


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         None

ITEM 2.     CHANGES IN SECURITIES

         The Note Purchase Agreements between the Company and The Mutual Life Insurance Company of New York (MONY), which govern the terms and conditions of an aggregate $38,000,000 of indebtedness owed by the Company to MONY, contain a number of covenants by the Company. These covenants include restrictions on the payment of cash dividends on and cash repurchases by the Company of its common stock; as of March 31, 1996 retained earnings of $7,054,000 were not restricted under these provisions and were available for these purposes. In addition, the Agreements imposes requirements regarding the maintenance of certain working capital levels (consolidated working capital must not be less than $5,000,000 and consolidated current assets may not be less than 125% of consolidated current liabilities), net worth levels, and cash flow-to-interest-and-rental levels, and contain provisions limiting amounts of total current indebtedness outstanding ($12,000,000) and long-term indebtedness outstanding.


ITEM 4 .    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

         None


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

                               IMCO Recycling Inc.


Date:  May  15, 1996           By:  /s/ Robert R. Holian
                                    Robert R. Holian
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated condensed balance sheet of IMCO Recycling Inc. as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three-month period ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.


We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and acocunting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, with the exception of the matter described in the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling, Inc. as of December 31, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 5, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet form which it has been derived.

/s/ Ernst + Young L.L.P.

Dallas, Texas
May 2, 1996