Form 10-K/A
period 1995-12-31
IMCO RECYCLING INC
filed 1996-07-03
CIK 202890

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                          FORM 10-K/A-1

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
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

            5215 North O'Connor Blvd., Suite 940, Irving, Texas 75039
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (214) 869-6575

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS              EXCHANGE ON WHICH REGISTERED
- -----------------------------        ----------------------------
Common Stock, $0.10 Par Value        New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.         [  ]

As of June 25, 1996, the aggregate market value of voting stock held by nonaffiliates of the Registrant was $190,398,993.

Shares of Common Stock outstanding at June 25, 1996:     12,014,911

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company appears under the captions "Election of Directors" and "Remuneration of Directors and Officers - Compliance with Section 16(a)" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 1996 Annual Meeting of Stockholders, to be filed with the Securities Exchange Act of 1934, which information is incorporated herein by reference. The Proxy Statement is publicly available and was mailed to stockholders on or about April 12, 1996. Certain information as to executive officers is included herein under Part I, ITEM 1. "BUSINESS - EXECUTIVE OFFICERS."

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      July 3, 1996               IMCO Recycling Inc.
                                       By: /s/ Paul V. Dufour
                                           ------------------------------------
                                           Paul V. Dufour
                                           Executive Vice President - Finance
                                           and Administration and Chief
                                           Financial Officer