Form 10-Q
period 1996-06-30
IMCO RECYCLING INC
filed 1996-08-13
CIK 202890

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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


                        Yes  X           No
                           -----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

                      COMMON STOCK, $0.10 PAR VALUE, 11,888,552

                           PART 1  -  FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                         IMCO RECYCLING INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share)
                                                      June           December
                                                       30,              31,
                                                      1996             1995
                                                      ----             ----
ASSETS                                              (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                           $   9,075      $   8,678
  Accounts receivable                                    28,147         27,442
  Inventories                                            15,808          9,146
  Deferred income tax                                     1,227          1,298
  Other current assets                                    1,647          1,353
                                                      ---------      ---------
            TOTAL CURRENT ASSETS                         55,904         47,917

PROPERTY AND EQUIPMENT, NET                              77,935         78,769

INTANGIBLE ASSETS
  Excess acquisition cost over the fair value of net
    assets acquired, net of amortization of $4,316
    and $3,866, respectively.                            10,564         10,968
  Patents                                                   202            233
                                                      ---------      ---------
             TOTAL INTANGIBLE ASSETS                     10,766         11,201

INVESTMENTS IN JOINT VENTURES                            14,474           ----

OTHER ASSETS, NET                                           797          1,990
                                                      ---------      ---------
                                                      $ 159,876      $ 139,877
                                                      ---------      ---------
                                                      ---------      ---------

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $   9,256      $  10,691
  Accrued liabilities                                     4,070          7,059
  Current maturities of long-term debt                    2,154          2,169
                                                      ---------      ---------
                TOTAL CURRENT LIABILITIES                15,480         19,919

LONG-TERM DEBT                                           49,185         29,754
OTHER LONG-TERM LIABILITIES                               1,126          1,412
DEFERRED INCOME TAX                                       5,893          5,516
STOCKHOLDERS' EQUITY
  Preferred Stock; par value $.10; 8,000 shares
    authorized; none issued                                  --             --
  Common Stock; par value $.10; 20,000 shares
    authorized; 12,015 issued at June 30, 1996
    11,965 at December 31, 1995                           1,201          1,196
  Additional paid in capital                             27,558         27,282
  Retained earnings                                      61,050         56,672
  Treasury stock, at cost; 134 shares at June
    30, 1996; 208 shares at December 31, 1995           (1,617)        (1,874)
                                                      ---------      ---------
                                                         88,192         83,276
                                                      ---------      ---------
                                                      $ 159,876      $ 139,877
                                                      ---------      ---------
                                                      ---------      ---------


                                IMCO RECYCLING INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)
                                  (in thousands, except per share)

                             For the three months ended June 30,     For the six months ended June 30,
                             -----------------------------------     ---------------------------------
                                  1996                1995                1996                1995
                                  ----                ----                ----                ----

REVENUES                          $  50,465         $  29,725           $ 101,183           $  60,471
    Cost of sales                    42,658            22,410              85,486              45,721
                                     ------            ------              ------              ------

GROSS PROFIT                          7,807             7,315              15,697              14,750

    Selling, general and
      administrative expense          2,888             2,252               5,869               4,647
    Interest expense                    980               233               1,590                 513
    Interest income                   (238)             (103)               (382)               (167)
    Equity earnings of joint
      ventures                        (116)                --               (423)                  --
                                      -----             -----               -----               -----

INCOME BEFORE
    PROVISION FOR
    INCOME TAXES                      4,293             4,933               9,043               9,757

    Provision for income taxes        1,695             1,974               3,482               3,904
                                      -----             -----               -----               -----

NET EARNINGS                       $  2,598          $  2,959            $  5,561            $  5,853
                                   --------          --------            --------            --------
                                   --------          --------            --------            --------

Net earnings per common
   share                           $   0.21          $   0.25            $   0.45            $   0.49
                                   --------          --------            --------            --------
                                   --------          --------            --------            --------

Dividends declared per
   common share                    $    .05          $   .035            $    .10            $   .035
                                   --------          --------            --------            --------
                                   --------          --------            --------            --------

Weighted average common
   and common equivalent
   shares outstanding                12,377            12,014              12,387              11,966
                                   --------          --------            --------            --------
                                   --------          --------            --------            --------


                         IMCO RECYCLING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                                     For the six months ended
                                                                     ------------------------
                                                                          June 30,
                                                                          --------
                                                                 1996                1995
                                                                 ----                ----
OPERATING ACTIVITIES:
Net earnings                                               $    5,561          $    5,853
Depreciation and amortization                                   5,673               4,484
Provision for deferred income taxes                               448                 821
Equity earnings from joint ventures                              (423)                ---
Other noncash charges                                             661                 471
Loss on sale of property and equipment                              7                   2
Changes in noncash components of working
    capital (excluding investing and financing
     transactions)
    Accounts receivable                                          (721)              1,896
    Inventories                                                (6,661)               (632)
    Other current assets                                         (294)               (606)
    Accounts payable and accrued liabilities                   (4,424)               (170)
                                                               ------                ----
NET CASH (USED BY) FROM OPERATING
  ACTIVITIES                                                     (173)             12,119

INVESTING ACTIVITIES:
Purchase of property and equipment                             (4,480)             (4,373)
Proceeds from sale of property and equipment                      510                  67
Investment in joint ventures                                  (13,240)                ---
Other                                                            (989)               (218)
                                                                 ----                ----
NET CASH (USED BY) INVESTING ACTIVITIES                       (18,199)             (4,524)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                   20,475                  --
Principal payments of long-term debt                           (1,061)               (705)
Dividends paid                                                 (1,183)             (1,554)
Tax benefit from the exercise of stock options                    731                 156
Other                                                            (193)                 85
                                                                  ---                  --
NET CASH FROM (USED BY) FINANCING
   ACTIVITIES                                                  18,769              (2,018)
                                                               ------              ------

Net increase (decrease) in Cash and Cash
   Equivalents                                                    397               5,577
Cash and Cash Equivalents at January 1                          8,678               2,854
                                                                -----               -----
Cash and Cash Equivalents at June 30                       $    9,075         $     8,431
                                                           ----------         -----------
                                                           ----------         -----------


SUPPLEMENTARY INFORMATION:
Cash payments for interest                                 $    1,355          $      625
                                                           ----------          ----------
                                                           ----------          ----------

Cash payments for income taxes                             $    6,398          $    3,610
                                                           ----------          ----------
                                                           ----------          ----------



IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company").
All significant intercompany accounts and transactions have been eliminated.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

The components of inventories are:
  (dollars in thousands)

                                              June 30,        December 31,
                                                  1996                1995
                                                  ----                ----
Finished goods                               $  11,357            $  6,839
Raw materials                                    4,185               1,986
Supplies                                           266                 321
                                                   ---                 ---
                                             $  15,808            $  9,146
                                             ---------            --------
                                             ---------            --------

NOTE C - LONG-TERM DEBT

The Company's total capital spending in the first half of 1996 was $4,480,000. Capital expenditures for all of 1996 are expected to be approximately $20,000,000. The majority of this spending will be in connection with the new aluminum recycling facility the Company is constructing at Coldwater, Michigan. The Company will own 75% of this facility which will principally serve the automotive markets. Construction is expected to be completed in early 1997.

In April 1996 the Company borrowed $15,000,000 under terms previously negotiated with The Mutual Life Insurance Company of New York. Terms of this unsecured borrowing include interest of 7.41% and mandatory prepayments of $3,000,000 scheduled for each October 31 beginning in 2003. These notes mature on October
31, 2007.   In May 1996 most of these proceeds were used to fund the Company's initial investment in an equity joint venture with VAW aluminium AG ("VAW"), the largest aluminum company in Germany. The joint venture, VAW-IMCO Gus und Recycling GmbH ("VAW-IMCO"), currently has the capacity to process 220 million pounds of aluminum annually. Income from this joint venture is recorded on the Company's books as equity income.

In addition, on May 8, 1996, the Company borrowed the net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds, which are due on May 1, 2016 and carry an interest rate of 7.65%, were issued in connection with the Company's construction of its salt cake processing plant at Morgantown which was completed in January 1996. See "RESULTS OF OPERATIONS".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for primary manufacturers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance has historically been largely determined by the volume of metal it processes. In recent periods the Company's financial results have also been impacted by the change in the price of aluminum. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company to a lesser extent also purchases material for processing and resale ("buy/sell business"). Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have historically had approximately the same gross profit value per pound of metal processed.

The following table shows the total pounds of metal processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profit in the three and six month periods ended June 30:


                                           -----------------------------------------------------------
                                                      Three months                    Six Months
                                           -----------------------------------------------------------
                                                     Ended  June 30,                Ended June 30,
                                           -----------------------------------------------------------
                                                  1996           1995           1996           1995
                                           -----------------------------------------------------------
                                                          (In thousands, except percentages)
Pounds of Metal Processed                      372,080        314,998        739,045        619,529
Percentage of Pounds Tolled                         81%            96%            84%            96%
Revenues                                     $  50,465      $  29,725     $  101,183     $   60,471
Gross Profit                                 $   7,807      $   7,315     $   15,697     $   14,750

- ------------------------------------------------------------------------------------------------------



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Company processed 18% more metal for the three month period and 19% more metal in the six month period, both ending June 30, 1996 than it did in the same periods of 1995. Aluminum processing at the Company's newest facilities in Bedford, Indiana, Sikeston, Missouri, and Chicago Heights, Illinois which were all purchased at the beginning of the fourth quarter 1995, was the major reason for these increases. The Loudon, Tennessee plant processing also increased significantly in these periods and contributed to the gains mentioned above. Partially offsetting these increases, however, were the results from the Corona, California plant, where year-to-date processing was more than 42% lower than in the comparable period of 1995 due to unfavorable market conditions on the U.S. West Coast for recycling used beverage containers (UBC's). The Company's other aluminum plants processed approximately the same amount of material in both the three and six month periods ending June 30, 1996 as they did in the same periods of 1995.

Revenues increased 70% in 1996's second quarter ending June 30, 1996 compared to 1995's second quarter and increased 67% for the six month period ending the same date. These increases in revenues are higher than the increases in processing volumes discussed above because most of the increased processing volume was due to buy/sell business. As discussed previously, increases in buy/sell business will generally result in a much higher increase in revenue than would an increase in tolling. The Company's buy/sell business revenues include the cost of the metal, the processing cost, and the Company's profit margin in the selling price, whereas, revenues associated with tolling only include the processing cost and the Company's profit margin. In 1996 the Company is expected to generate a higher level of buy/sell business and a correspondingly higher amount of revenues because of the acquisition of its Chicago Heights, Illinois and Sikeston, Missouri plants in 1995 which have historically had approximately 50% of their business in buy/sell transactions. In addition to increases in buy/sell business, it is expected that the Company, in 1996 and beyond, will have additional metal for sale due to operation of its salt cake processing facility which was completed in January 1996. This facility, which is located adjacent to the Company's Morgantown, Kentucky plant, will process much of the Company's salt cake generated from its aluminum recycling plants and recover additional amounts of aluminum for resale. Tolling activity represented 81% and 84% of the Company's processing for the three and six month periods ending June 30, 1996, compared to 96% for both the comparable three and six month periods of 1995. The Company currently believes that the ratio of tolling to buy/sell business in 1996 will more accurately reflect the levels which can be expected in future periods.

Magnesium revenues and volumes processed were about 45% and 19% higher, respectively for the first six months of 1996 than for the corresponding period of 1995. This was due to a higher level of anode production and to higher
prices for the anodes sold in 1996 compared to 1995.   Zinc revenues increased
about 23% while volume decreased 5% for the first half ending June 30, 1996 compared to 1995. The decrease in zinc processing volumes was not unexpected due to a record year in 1995 and did not reflect any major change in profitability. The increases in zinc revenues were due to increases in
buy/sell business.    Some customers which were previously tolling their
material opted to change to a buy/sell basis, and this has the effect of increasing revenues as discussed above.

Gross profit increased to $7,807,000 for the three months and $15,697,000 for the six months ending June 30, 1996. Compared to $7,315,000 and $14,750,000, these represented 7% and 6% increases, respectively, for the same periods of 1995. These increased profits did not match the increases in processing volumes due to higher costs of operations, particularly natural gas costs and because the Corona and Bedford plants experienced lower operating rates than anticipated. The Bedford operating rate improved in the second quarter, and is expected to improve further in the third quarter; however, the operating rate at the Corona plant is not expected to increase significantly
for the immediate future.   In addition, gross profit was negatively impacted in
the first half of 1996 by falling prices for aluminum. As discussed above, the Company has more buy/sell pounds in its product mix and declining aluminum prices will tend to decrease the level of revenues and gross profits the Company receives for the metal it owns, processes and sells.

Selling, general and administrative expenses were $2,888,000 for the three month period and $5,869,000 for the six month period ending June 30, 1996. These compared to $2,252,000 and $4,647,000 for the same periods of 1995. Increased employee costs due mostly to the fourth quarter 1995 acquisitions were the principal contributors to this increase.

Equity earnings of joint ventures of $116,000 for the second quarter of 1996 and $423,000 for the first six months of 1996 represent earnings from the Company's joint venture in Germany and its investment in Marport Smelting, acquired in late 1995. There were no comparable amounts in 1995.

Net Interest was an expense of $742,000 for the second quarter and $1,208,000 year-to-date 1996. This compares to interest expense of $130,000 and $346,000 respectively for the same periods of 1995. Interest was higher due to higher amounts of debt outstanding in 1996 than in 1995. See "LIQUIDITY AND CAPITAL RESOURCES".

Income before the provision for tax of $4,293,000 in 1996's second quarter was 13% or $640,000 below 1995's second quarter, while for the first six months of 1996 income before tax of $9,043,000 was $714,000 or 7% below 1995's amounts. The Company's effective income tax rate is about 39% for 1996 which was about 1% lower than for similar periods in 1995.

As a result of all of the above, the Company reported net earnings of $2,598,000 for the second quarter of 1996, and $5,561,000 year-to-date 1996, or 12% and 5% respectively, lower, than the comparable 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

Operations used cash of $173,000 during the first half of 1996, compared to providing cash of $12,119,000 in the same period of 1995. Changes in working capital account for virtually all of the difference. In 1996 working capital items other than cash used $12,100,000 of cash while in 1995 working capital provided cash of $488,000. The change in usage of working capital was due to the increases in buy/sell activity as described previously.

The Company's total capital spending for property, plant and equipment in the first half of 1996 was $4,480,000, compared to $4,373,000 spent in the first half of 1995. In addition, the Company spent over $13,000,000 for the purchase of a 50% interest in a joint venture with VAW. See NOTE C - LONG-TERM DEBT. Capital expenditures for 1996 are expected to be approximately $20,000,000. The majority of this spending will be in connection with the new aluminum recycling facility the Company is constructing at Coldwater, Michigan. The Company will own 75% of this facility which will principally serve the automotive markets. Construction is expected to be completed in early 1997. Early in May 1996 the Company funded its portion of the equity joint venture with VAW. The joint venture, VAW-IMCO, has the capacity to process 220 million pounds of aluminum annually. Income from this joint venture is recorded on the Company's books as equity income. On April 1, 1996 the Company borrowed $15,000,000 under terms previously negotiated with The Mutual Life Insurance Company of New York. Most of these proceeds were used to fund the Company's portion of the VAW-IMCO joint venture.

On May 8, 1996, the Company borrowed the net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant at Morgantown, which was completed in January 1996. See "RESULTS OF OPERATIONS".

Financing activities in the first half of 1996 also included the repayment of $1,061,000 in long-term debt and the payment of $1,183,000 in dividends.

The Company feels that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.

At June 30, 1996, the relationship of current assets to current liabilities, or current ratio, was 3.61 to 1, compared to 2.41 to 1 at December 31, 1995. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

Certain information contained herein may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including without limitation, any statements concerning expectations of operating levels at the Company's Bedford, Indiana and Corona, California facilities, expectations of the future mix of buy/sell business as opposed to tolling business and future levels and timing of capital expenditures. Actual results could differ materially from those expectations expressed in such forward-looking statements. Such statements are qualified by the following disclaimers:

Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions such as that prevailed in the first quarter of 1996. The future mix of buy/sell vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 1996, and for the six months then ended prior to filing and their report is included herein.


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          None

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the Stockholders of the Company was held on May 14, 1996, at which the election of three Class III directors, the appointment of Ernst & Young LLP as the Company's independent accountants for 1996, amendments to the Company's 1992 Stock Option Plan and the adoption of the
Company's Annual Incentive Program were voted on.   Jack M. Brundrett was re-
elected as a director , and received 8,699,854 votes for his election with 69,955 votes withheld. Ralph L. Cheek was re-elected as a director, and received 8,718,644 votes for his election with 51,165 votes withheld. Jack C. Page was re-elected as a director, and received 8,700,254 votes for his election with 69,555 votes withheld. Ernst & Young was ratified as independent accountants for 1996 with 8,736,413 votes for their ratification, 8,481 votes against and 24,915 votes abstaining. The amendments to the Company's 1992 Stock Option Plan were approved with 8,059,809 votes approving, 234,029 against, and
66,507 votes abstaining.   The Company's Annual Incentive Program was approved
with 6,809,751 votes approving, 1,488,486 against, and 62,108 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

                   10.1 Amendment to the Company's 1992 Stock Option Plan as amended December 15, 1994


                    10.2     The Company's Annual Incentive Program, filed as
Exhibit 4.2 to the Company's registration statement on Form S-8 (No. 333-07091) dated June 28, 1996 and incorporated herein by reference.

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

                                IMCO Recycling Inc.


Date:  August 13, 1996         By:  /s/ Robert R. Holian
                                    ---------------------------------
                                    Robert R. Holian
                                    Vice President and Controller
                                   (Principal Accounting Officer)

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of June 30, 1996, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 5, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Dallas, Texas
July 29, 1996