Form 10-Q
period 1996-09-30
IMCO RECYCLING INC
filed 1996-11-14
CIK 202890

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


        [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the Quarterly Period Ended September 30, 1996

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


                                 (972) 869-6575
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X           No
                               -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

                  Common Stock, $0.10 par value, 11,890,513
                  -----------------------------------------

PART 1  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                 September 30,  December 31,
                                                     1996           1995
                                                 -------------  ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  6,900       $  8,678
  Accounts receivable                                30,330         27,442
  Inventories                                        16,077          9,146
  Deferred income tax                                 1,210          1,298
  Other current assets                                1,505          1,353
                                                   --------       --------
    TOTAL CURRENT ASSETS                             56,022         47,917

PROPERTY AND EQUIPMENT, NET                          78,971         78,769

INTANGIBLE ASSETS
  Excess acquisition cost over the fair
    value of net assets acquired, net of
    amortization of $4,316 and $3,866,
    respectively.                                     9,658         10,968
  Patents                                               187            233
                                                   --------       --------
                                                      9,845         11,201

INVESTMENTS IN JOINT VENTURES                        14,386              -
OTHER ASSETS, NET                                       745          1,990
                                                   --------       --------
                                                   $159,969       $139,877
                                                   --------       --------
                                                   --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $ 10,044       $ 10,691
  Accrued liabilities                                 4,738          7,059
  Current maturities of long-term debt                2,152          2,169
                                                   --------       --------
    TOTAL CURRENT LIABILITIES                        16,934         19,919

LONG-TERM DEBT                                       48,658         29,754
OTHER LONG-TERM LIABILITIES                           1,462          1,412
DEFERRED INCOME TAX                                   6,059          5,516

STOCKHOLDERS' EQUITY
  Preferred stock; par value $.10; 8,000 shares
    authorized; none issued                               -              -
  Common stock; par value $.10; 20,000 shares
    authorized; 12,016 issued at September 30,
    1996 11,965 at December 31, 1995                  1,202          1,196
  Additional paid-in capital                         27,550         27,282
  Retained earnings                                  59,657         56,672
  Treasury stock, at cost; 128 shares at
    September 30, 1996; 208 shares at
    December 31, 1995                                (1,553)        (1,874)
                                                   --------       --------
                                                     86,856         83,276
                                                   --------       --------
                                                   $159,969       $139,877
                                                   --------       --------
                                                   --------       --------

                    IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                    (In thousands, except per share data)

                                                  For the three months     For the nine months
                                                   ended September 30,      ended September 30,
                                                  --------------------     --------------------
                                                    1996         1995        1996         1995
                                                  -------      -------     --------     -------

REVENUES                                          $53,689      $32,105     $154,872     $92,576
  Cost of sales                                    51,064       24,322      136,550      70,043
                                                  -------      -------     --------     -------

GROSS PROFIT                                        2,625        7,783       18,322      22,533

  Selling, general and
    administrative expense                          2,695        2,221        8,564       6,868
  Interest expense                                    969          158        2,559         671
  Interest income                                    (137)        (139)        (519)       (306)
  Equity in (earnings) loss of joint ventures         103            -         (320)          -
                                                  -------      -------     --------     -------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                     (1,005)       5,543        8,038      15,300

Provision (benefit) for income taxes                 (207)       2,216        3,275       6,120
                                                  -------      -------     --------     -------

NET EARNINGS (LOSS)                               $  (798)     $ 3,327     $  4,763     $ 9,180
                                                  -------      -------     --------     -------
                                                  -------      -------     --------     -------

Net earnings (loss) per common share               ($0.07)     $  0.27     $   0.39     $  0.76
                                                  -------      -------     --------     -------
                                                  -------      -------     --------     -------

Dividends declared per common share               $  0.05      $ 0.035     $   0.15     $  0.07
                                                  -------      -------     --------     -------
                                                  -------      -------     --------     -------

Weighted average common and common
  equivalent shares outstanding                    12,009       12,129       12,335      12,020
                                                  -------      -------     --------     -------
                                                  -------      -------     --------     -------


                       IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                        For the nine months
                                                        ended September 30,
                                                       ---------------------
                                                         1996         1995
                                                       --------     --------

OPERATING ACTIVITIES:
Net earnings                                           $  4,763     $  9,180
Depreciation and amortization                             8,591        6,769
Provision for deferred income taxes                         631        1,364
Equity in earnings (loss) of joint ventures                (320)           -
Other noncash charges                                     1,473          624
Provision for plant closure                               3,577            -
Loss on sale of property and equipment                        4            2
Changes in noncash components of working capital
  (excluding investing and financing transactions)
    Accounts receivable                                  (2,911)         395
    Inventories                                          (7,957)        (356)
    Other current assets                                   (152)        (425)
    Accounts payable and accrued liabilities             (3,793)       4,535
                                                       --------     --------
NET CASH FROM OPERATING ACTIVITIES                        3,906       22,088

INVESTING ACTIVITIES:
Purchase of property and equipment                       (9,105)     (10,847)
Proceeds from sale of property and equipment                153           68
Acquisitions of businesses and investments in
  joint ventures                                        (13,301)      (8,559)
Other                                                    (1,379)        (748)
                                                       --------     --------
NET CASH USED BY INVESTING ACTIVITIES                   (23,632)     (20,086)

FINANCING ACTIVITIES:
Net proceeds from short-term borrowings                       -        3,500
Proceeds from long-term debt                             20,475        5,000
Principal payments of long-term debt                     (1,593)        (955)
Dividends paid                                           (1,778)      (1,959)
Tax benefit from the exercise of stock options              782          165
Other                                                        62          123
                                                       --------     --------
NET CASH FROM FINANCING ACTIVITIES                       17,948        5,874

Net increase (decrease) in cash and cash               --------     --------
  equivalents                                            (1,778)       7,876
Cash and cash equivalents at January 1                    8,678        2,854
                                                       --------     --------
Cash and cash equivalents at September 30              $  6,900     $ 10,730
                                                       --------     --------
                                                       --------     --------


SUPPLEMENTARY INFORMATION:
Cash payments for interest                             $  1,466     $    701
Cash payments for income taxes                         $  7,440     $  4,740

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

The components of inventories are:
(In thousands)

                                           September 30        December 31,
                                               1996                1995
                                           ------------        ------------
Finished goods                              $  11,946            $  6,839
Raw materials                                   3,876               1,986
Supplies                                          255                 321
                                            ---------            --------
                                            $  16,077            $  9,146
                                            ---------            --------
                                            ---------            --------

NOTE C - LONG-TERM DEBT

In April 1996, the Company borrowed $15,000,000 under terms previously negotiated with The Mutual Life Insurance Company of New York. Terms of this unsecured borrowing include fixed interest at the rate of 7.41% per annum and mandatory prepayments of $3,000,000 scheduled for each October 31, beginning
in 2003.  These notes mature on October 31, 2007.   In May 1996, most of
these proceeds were used to fund the Company's initial investment in a joint venture with VAW aluminium AG ("VAW"), the largest aluminum company in Germany. The joint venture, VAW-IMCO Gus und Recycling GmbH ("VAW-IMCO"), currently has the capacity to process 220 million pounds of aluminum annually. Income from this joint venture is recorded on the Company's books as equity in earnings (loss) of joint ventures.

In addition, on May 8, 1996, the Company borrowed the net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds, which are due on May 1, 2016 and carry an interest rate of 7.65%, were issued in connection with the Company's construction of its salt cake processing plant at Morgantown which was completed in January 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

NOTE D - PROVISION FOR PLANT CLOSURE

During the third quarter of 1996, the Company recorded a charge in cost of sales totaling $3,577,000 resulting from management's decision to shut down the Company's Corona, California aluminum recycling plant. The California facility had operated far below its capacity and had recorded losses throughout 1996. Furthermore, while operating efficiency had improved, demand for aluminum from the Far East, the plant's largest market, virtually disappeared.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for primary manufacturers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance has historically been largely determined by the volume of metal it processes. However, in recent periods, the Company's financial results have also been impacted by the change in the price of aluminum. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company also purchases material for processing and resale ("buy/sell business"). Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have historically had approximately the same gross profit value per pound of metal processed.

The following table shows the total pounds of metal processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profit in the three and nine month periods ended September 30:

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                --------------------    ----------------------
                                  1996        1995         1996         1995
                                --------    --------    ----------    --------
                                      (In thousands, except percentages)

Pounds of Metal Processed        365,387     322,332     1,104,431     941,861
Percentage of Pounds Tolled           82%         95%           84%         96%
Revenues                        $ 53,689    $ 32,105    $  154,872    $ 92,576
Gross Profit                    $  2,625    $  7,783    $   18,322    $ 22,533

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company processed 13% more metal for the three month period and 17% more metal in the nine month period, both ending September 30, 1996 than it did in the same periods of 1995. Aluminum processing at the Company's newest facilities in Bedford, Indiana; Sikeston, Missouri; and Chicago Heights, Illinois; which were all purchased at the beginning of the fourth quarter 1995, was the major reason for these increases. Partially offsetting these increases, however, were the results from the Corona, California plant, where year-to-date processing was 50% lower than in the comparable period of 1995, and third quarter volumes were 62% below last year's total, both due to unfavorable market conditions on the U.S. West Coast for recycling used beverage containers (UBC's). As a result of these conditions, which the Company viewed as permanent in nature, the Company decided in the third quarter to permanently close the Corona plant and cease all recycling activities there. See the gross profit discussion below. In addition, the Company's Rockwood facility was 11% and 6% below last year's processing results for the three and nine month periods ending September 30, 1996, respectively. The reduction at Rockwood was due to a decline in demand from the U.S. can sheet markets, this plant's principal market. The Company's other aluminum plants processed approximately the same amount of material in both the three and nine month periods ending September 30, 1996 as they did in the same periods of 1995.

Revenues increased 67% in both the three and nine month periods ending September 30, 1996 compared to the same periods of 1995. These increases in revenues are higher than the increases in processing volumes discussed above, because most of the increased processing volume was due to a relative increase in buy/sell business. As discussed previously, increases in buy/sell business will generally result in a much higher increase in revenue than would an increase in tolling. The Company's buy/sell business revenues include the cost of the metal, the processing cost, and the Company's profit margin in the selling price; whereas, revenues associated with tolling only include the processing cost and the Company's profit margin. Increased buy-sell business exposes the Company to a greater degree of market risk because of fluctuations in prices for the scrap metals the Company buys for its raw material and the then-prevailing aluminum market prices the Company can obtain in selling the processed aluminum.

In 1996, the Company is expected to generate a higher level of buy/sell business and a correspondingly higher amount of revenues because of the 1995 acquisitions of its Chicago Heights, Illinois and Sikeston, Missouri plants, both of which have historically had approximately 50% of their business in buy/sell transactions. In addition to increases in buy/sell business, it is expected that the Company, in 1996 and beyond, will have additional metal for sale due to operation of its salt cake processing facility which was completed in January 1996. This facility, which is located adjacent to the Company's Morgantown, Kentucky plant, will process much of the Company's salt cake generated from its aluminum recycling plants and recover additional amounts of aluminum for resale. Tolling activity represented 82% and 84% of the Company's processing for the respective three and nine month periods ending September 30, 1996, compared to 95% and 96% for the corresponding three and nine month periods of 1995. The Company currently believes that the ratio of tolling to buy/sell business in 1996 will more accurately reflect the levels which can be expected in future periods.

Magnesium revenues and volumes processed were about 29% and 18% higher, respectively, for the first nine months of 1996 than for the corresponding period of 1995. This was due to a higher level of anode production and to
higher prices for anodes sold in 1996 compared to 1995.   Zinc revenues
increased about 25% while volume increased 2% for the first nine months ending September 30, 1996 compared to the corresponding period for 1995. The increases in zinc revenues were due to increases in buy/sell business.
Some customers which were previously tolling their material opted to change to a buy/sell basis, which had the effect of increasing revenues as discussed above.

Gross profit was $2,625,000 for the three months and $18,322,000 for the nine months ended September 30, 1996, compared to $7,783,000 and $22,533,000 respectively, during the same periods of 1995. During the third quarter of 1996, the Company recorded charges in cost of sales totaling $4,177,000. These third quarter charges resulted from management decisions to shut down the Company's Corona, California aluminum recycling plant and to accelerate the closure of the first cell of a company-owned landfill in Morgantown, Kentucky. The California facility had operated far below its capacity and had recorded losses throughout 1996. Furthermore, while operating efficiency had improved, demand for aluminum from the Far East, the plant's largest market, virtually disappeared. Before these third quarter charges to cost of sales, gross profit for the three month period ending September 30, 1996 was $6,802,000 or about 13% lower than 1995's third quarter gross profits, and $22,499,000 for the nine month period ended on the same date which was slightly lower than 1995's nine month period. The decline in gross profits was due to higher costs of operations and because the Corona and Bedford plants experienced lower operating rates than anticipated. In addition, gross profit was negatively impacted in the first nine months of 1996 by declining market prices for aluminum. As discussed above, the Company currently has more buy/sell pounds in its product mix and declining aluminum prices will tend to decrease the level of revenues and gross profits the Company receives for the metal it owns, processes and sells.

Selling, general and administrative expenses were $2,695,000 for the three month period and $8,564,000 for the nine month period ending September 30, 1996. These compared to $2,221,000 and $6,868,000 for the same periods of 1995. Increased employee costs were primarily due to higher headcount, resulting principally from the fourth quarter 1995 acquisitions.

Net interest was an expense of $832,000 for the third quarter and $2,040,000 year-to-date 1996. This compares to net interest expense of $19,000 and $365,000 respectively for the same periods of 1995. Net interest expense was higher due to higher amounts of debt outstanding in 1996 than in 1995. See "LIQUIDITY AND CAPITAL RESOURCES."

The special pre-tax charges discussed above of $4,177,000 caused a $1,005,000 net loss before the provision for taxes in the third quarter of 1996 and reduced the year-to-date 1996 profit before tax to $8,038,000. Before such charges, net income before taxes was $3,172,000 and $12,215,000, respectively, for the three and nine months ended September 30, 1996. Compared to the same periods in 1995, net income before the provision for taxes declined 43% for the third quarter and declined 20% for the nine month period.

Due to the factors discussed above, the Company reported a net loss of $798,000 and net earnings of $4,763,000 for the three and nine months ended September 30, 1996, respectively. Before the third quarter charges discussed above, net earnings were $1,912,000 for the three month period and $7,473,000 for the nine month period ending September 30, 1996. This represents decreases of 43% and 19%, respectively, compared to net earnings of $3,327,000 and $9,180,000 for the corresponding 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $3,906,000 during the first nine months of 1996, compared to providing cash of $22,088,000 in the same period of 1995.
Changes in working capital account for virtually all of the difference. In 1996, working capital items other than cash used $14,813,000 of cash, while in 1995, working capital provided cash of $4,149,000. The change in usage of working capital was due to the increases in buy/sell transactions which results in increases in receivables and inventories. As discussed above, net earnings for the nine months ended September 30, 1996 was $4,763,000 which was approximately half of 1995's earnings of $9,180,000, which also caused a reduction in cash provided from operating activities, but offsetting this decline was an increase in noncash charges, most of which related to closing the Corona, California plant and accelerating the write-off of the Kentucky landfill cell.

The Company's total capital spending for property, plant and equipment in the first nine months of 1996 was $9,105,000, compared to $10,847,000 spent in the first nine months of 1995. In addition, the Company spent over $13,000,000 for the purchase of a 50% interest in a joint venture with VAW.
See NOTE C - LONG-TERM DEBT.   Capital expenditures for 1996 are expected to
be approximately $17,000,000. The majority of this spending will be in connection with the new aluminum recycling facility the Company is constructing in Coldwater, Michigan. The Company will own 75% of this facility, which will principally serve the automotive markets. Construction is expected to be completed in early 1997. In the second quarter of 1996, the Company funded its portion of a joint venture with VAW. The joint venture, VAW-IMCO, has the capacity to process 220 million pounds of aluminum annually. Income from this joint venture is recorded on the Company's books as equity in earnings (loss) of joint ventures. Also in the second quarter of 1996, the Company borrowed $15,000,000 under terms previously negotiated with The Mutual Life Insurance Company of New York. Most of these proceeds were used to fund the Company's portion of the VAW-IMCO joint venture.

On May 8, 1996, the Company borrowed net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant at Morgantown, which was completed in January 1996. See "RESULTS OF OPERATIONS."

The Company has a $12,000,000 working capital line of credit which expires May 31, 1997. At September 30, 1996, there were no outstanding borrowings under this working capital line of credit.

Financing activities in the first nine months of 1996 also included the repayment of $1,593,000 in long-term debt and the payment of $1,778,000 in dividends.

At September 30, 1996, the relationship of current assets to current liabilities, or current ratio, was 3.31 to 1, compared to 2.41 to 1 at December 31, 1995. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

The Company believes that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained herein may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including without limitation, any statements concerning expectations of operating levels at the Company's facilities, expectations of the future mix of buy/sell business as opposed to tolling business, discussions about future costs, the price of aluminum on world markets and future levels and timing of capital expenditures. Actual results could differ materially from those expectations expressed in such forward-looking statements. Such statements are qualified by the following disclaimers:

     Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions such as those that prevailed in the first quarter of 1996, and general economic and financial market conditions. The future mix of buy/sell vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 1996, and for the nine months then ended prior to filing and their report is included herein.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                                   IMCO Recycling Inc.


Date:  November 13, 1996           By:      /s/ Robert R. Holian
                                       -------------------------------
                                       Robert R. Holian
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of September 30, 1996, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996, and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1995, (not presented herein), and in our report dated February 5, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Dallas, Texas
October 31, 1996