Form 10-K405
period 1996-12-31
IMCO RECYCLING INC
filed 1997-03-27
CIK 202890

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

         [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                    5215 North O'Connor Blvd., Suite 940
                      Central Tower at Williams Square
                           Irving, Texas 75039
                  (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, the aggregate market value of voting stock held by nonaffiliates of the Registrant was $167,261,985.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 21, 1997.

               Common Stock, $0.10 par value,  12,532,865
               ------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM                                                                PAGE
----                                                                ----
PART I

Item 1. Business                                                      3

Item 2. Properties                                                   13

Item 3. Legal Proceedings                                            15

Item 4. Submission of Matters to a Vote of Security Holders          15

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                          15

Item 6. Selected Financial Data                                      16

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          16

Item 8. Financial Statements and Supplementary Data                  22

Item 9. Changes in and Disagreements With Accountants
        on Accounting and Financial Disclosure                       40

PART III

Item 10. Directors and Executive Officers of the Registrant          40

Item 11. Executive Compensation                                      40

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  40

Item 13. Certain Relationships and Related Transactions              40


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                    41

Signatures                                                           44

PART I

ITEM 1. BUSINESS

GENERAL

The principal business of IMCO Recycling Inc. (the "Company") is owning and operating aluminum recycling plants. The Company believes it is the world's largest recycler of secondary aluminum, which includes used aluminum beverage cans ("UBCs"), scrap and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces, then delivers it to customers in molten form or ingots. The Company recovers magnesium via a relatively similar process and also recycles zinc. Except where the context otherwise requires, the term "Company" as used herein refers to IMCO Recycling Inc. and its subsidiaries.

The Company's strategy is to participate in sectors of the nonferrous metals recycling industry in which it believes it can provide customers with a technology-based, value-added service and in which it can develop significant market share. A large percentage of the Company's processing capacity is utilized to recycle scrap material and to charge a fee for this service (a service called "tolling"). The Company intends to continue to expand its business, both in the United States and abroad, (i) by establishing additional aluminum recycling facilities which would be dedicated to one or more major customers, (ii) by expanding its existing facilities, and (iii) by acquiring or partnering with other similar recycling businesses. There can be no assurance, however, that any such expansions or acquisitions will be accomplished. See "SALES AND MARKETING" below.

The Company's business has benefited from the trend to include recycled materials in finished products, and in particular, from the growth in the production and use of aluminum beverage cans and their recycling. The recycling of UBCs in the United States has increased because of economic, legislative and environmental factors. According to industry estimates, the number of aluminum beverage cans produced has increased from 34.7 billion in 1979 to approximately 100 billion, and the number of UBCs recycled increased from 8.5 billion to approximately 60 billion.

The Company's principal customers include Aluminum Company of America ("Alcoa"), Commonwealth Aluminum Corporation ("Commonwealth"), formerly Barmet Aluminum Corporation, Doehler Jarvis, Hunter Douglas, Majestic Metals and Ravenswood Aluminum Corporation ("Ravenswood"), all of whom use aluminum recycled by the Company to produce can sheet, building construction materials or automotive products.

For the year ended December 31, 1996, approximately 83% of the Company's total pounds of metal processed involved tolling. Tolling operations do not expose the Company to the risk of commodity price fluctuations and impose relatively low working capital demands; consequently, the Company prefers to utilize its capacity where practicable for tolling. The balance of the Company's processing is principally derived from dross and scrap purchased, recycled and then sold by the Company ("buy/sell" business). See "OPERATIONS" below.

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

Since 1992, the Company has grown its number of plant facilities and capacity through acquisitions of existing facilities and construction of new facilities. Beginning in 1995, this growth strategy was accelerated.

In September 1995, the Company purchased all of the assets of an aluminum recycling facility in Bedford, Indiana ("Bedford"). In addition, in October 1995, the Company acquired Metal Mark, Inc. ("Metal Mark"), which owned and operated aluminum recycling facilities located in Chicago Heights, Illinois and Sikeston, Missouri. See ITEM 2. "PROPERTIES."

In December 1995, the Company formed a joint venture, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"), with VAW aluminium AG, the largest aluminum company in Germany. The Company has a 50% interest in this German venture which owns and operates two recycling and foundry alloy facilities. The plants principally serve the European automotive markets.

In January 1996, the Company completed the construction of its salt cake processing facility which is located adjacent to the Company's Morgantown, Kentucky plant. This new facility processes salt cake, a nonhazardous by-product generated from the Company's aluminum recycling plants, through use of materials separation technology and recovers additional amounts of aluminum for resale that would otherwise be landfilled.

In 1996, the Company began construction of an aluminum recycling facility in Coldwater, Michigan through its joint venture, IMCO Recycling of Michigan
L.L.C. ("IMCO of Michigan").   The Company is a 75% managing member of the
venture, which will have a long-term supply agreement for the delivery of hot metal to its 25% member, Alchem Aluminum, Inc. ("Alchem"). Alchem manufactures specification aluminum alloys that are sold principally to automotive manufacturers. IMCO of Michigan started production during the first quarter of 1997.

In 1996, the Company announced plans to construct an aluminum recycling facility in Swansea, Wales, U.K. under its 100%-owned subsidiary IMCO Recycling (UK) Ltd. ("Wales"). Construction of the Wales facility is expected to be completed in the third quarter of 1997. The plant site is adjacent to its principal customer, Alcoa Manufacturing (GB) Limited.

At year-end 1996, the Company owned and operated 11 domestic recycling plants that have an aggregate annual processing capacity of approximately 1.4 billion pounds of aluminum and approximately 50 million pounds of other metals. As noted above, in addition to these wholly owned facilities, the Company is a 50% owner of (i) a facility in East Chicago, Indiana which has the ability to process 80 million pounds of aluminum, and (ii) VAW-IMCO which has a processing capacity of 280 million pounds of aluminum.

RECENT DEVELOPMENTS

In January 1997, the Company completed the acquisitions of (i) IMSAMET, Inc. ("IMSAMET") a wholly owned subsidiary of EnviroSource, Inc. and (ii) Rock Creek Aluminum, Inc. ("Rock Creek"). IMSAMET owns or has a majority interest in three aluminum recycling plants located in Goodyear, Arizona; Post Falls, Idaho and Wendover, Utah which together have an annual processing capacity of approximately 440 million pounds. In addition, IMSAMET owns a 50% interest in a joint venture facility, adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake. Rock Creek operates three facilities in Cleveland, Elyria and Rock Creek, Ohio. These facilities utilize milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags. Rock Creek's facilities have a total annual capacity of approximately 150 million pounds. See NOTE J--SUBSEQUENT EVENTS of Notes to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

The Company recycles aluminum and delivers the recycled metal to customers as ingot or molten aluminum. The Company's customers include most of the major United States aluminum producers, aluminum diecasters, extruders, and other processors of aluminum products. A principal element of the Company's strategic plan calls for entering into new markets, specifically the expanding aluminum automotive market. In 1995, the Company entered this market with the acquisition of Metal Mark. In 1996, the Company commenced construction of the Coldwater, Michigan plant, which will also serve this market.

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

The Company believes that its Interamerican Zinc, Inc. subsidiary ("IZI") is the largest recycler of hot-dip zinc dross for continuous galvanizers in the U.S. IZI's principal customers during 1996 consisted of most of the major U.S. steel companies.

IMCO's Rock Creek subsidiary manufactures a variety of aluminum products and manufactures products that are eventually used as metallurgical additions in the steel making process such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. Rock Creek utilizes milling, shredding, blending, testing and packaging equipment to process various types of raw materials including aluminum dross and scrap, various minerals and slags. In addition, Rock Creek manufactures a wide range of proprietary briquetted products and offers toll briquetting services.

THE RECYCLING PROCESS

The raw material received for aluminum processing is loaded into furnaces where natural gas heat is applied along with a flux mixture (salt and potash). Some of the Company's aluminum facilities operate rotary furnaces of a unique design (which are somewhat more flexible than reverberatory furnaces) which can process UBCs, dross and various types of aluminum scrap. The Company believes that these rotary furnaces are more efficient and cleaner than, and provide rates of recovery superior to, conventional rotary furnaces.

The Loudon, Bedford and Metal Mark facilities operate conventional rotary furnaces which are somewhat larger than the Company's rotary furnaces. The Bedford facility's rotary furnace is unique in that it also features automated material charging mechanisms.

Materials are melted in the furnaces, and the recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Magnesium is recycled by the same method in a rotary furnace at the Sapulpa, Oklahoma plant. Some of the Company's plants deliver molten aluminum in crucibles directly to their customers' manufacturing facilities. The molten aluminum is poured directly into the customer's furnace, saving the customer the time and expense of remelting aluminum ingot. The Company normally charges an additional fee for transportation and handling of molten aluminum. The Sapulpa and Metal Mark plants are restricted, due to the geographical locations of their customers, to delivering the aluminum in ingot form.

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

The Company disposes of its salt cake and certain airborne contaminants ("baghouse dust") in landfills with cells dedicated for use exclusively by the Company or that separately encapsulate the Company's material. Salt cake is not currently listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has built and operates a lined landfill at its Morgantown facility meeting RCRA Subchapter "C" hazardous waste standards.

In 1996, the Company completed the construction of a facility adjacent to its Morgantown plant to further process the salt cake through the use of materials separation technology and extract additional aluminum that is left after the melting process. This salt cake processing facility is the first step needed for closed loop recycling. The process involves crushing the salt cake and separating the aluminum contained therein. The residual product is then landfilled in the Company's Morgantown landfill. See "ENVIRONMENTAL MATTERS."

The IMSAMET Arizona facility processes aluminum scrap and turnings and recycles concentrates from purchased dross and salt cake that are first treated in the facility's patented wet milling process, which reduces the volume of material handled, thus allowing for more efficient utilization of capacity. Aluminum oxide, a by-product of the wet milling process, is further treated and sold for use in production of Portland cement.

Located near the Bonneville Salt Flats, the IMSAMET Utah facility processes aluminum concentrates from the adjacent 50% owned joint venture, Solar Aluminum Technology Services ("SALTS"), and produces ingot. SALTS recycles salt cake from the IMSAMET Idaho and Utah plants into aluminum concentrates, aluminum oxide and salt brine. The clear brine is delivered to the venture's partner, Reilly Industries, where its chemical content is recycled for multiple uses, including reuse as a flux.

In IZI's zinc recycling process, dross is first melted in an electric induction furnace and then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as a by-product). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots which are returned to the customer. IZI holds patent rights to its process in the United States and 13 other countries.

OPERATIONS

In its aluminum tolling operations, the Company accepts UBCs, dross and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have typically desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling does not expose the Company to the risk of fluctuating metal prices since the Company does not own the material being processed. The Metal Mark acquisition has changed the Company's historical ratio of tolling to buy/sell business. Only about 50% of Metal Mark's business has traditionally involved tolling; the remainder is buy/sell business. See
ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

When purchasing metals in the open market for its buy/sell business, the Company attempts to reduce the risk of fluctuating metal prices by arranging for the sale of the aluminum anticipated to be recovered and by avoiding large inventories of ingot or scrap material except to the extent necessary to allow its plants to operate without interruption.

Rock Creek processes a wide variety of materials--see "PRODUCTS AND SERVICES."

SALES AND MARKETING

The Company's principal customers (see "GENERAL" above) use recycled aluminum to produce can sheet, building, automotive and other products. The Company provides products and services to a number of primary and fabricating facilities of Alcoa. During 1996, 1995 and 1994, Alcoa accounted for approximately 13%, 23% and 30%, respectively, of revenues. Commonwealth accounted for approximately 8%, 9% and 12% of revenues in 1996, 1995 and 1994, respectively. The loss of either Alcoa or Commonwealth as customers would have a material adverse effect upon the business of the Company and its future operating results.

Agreements with customers in the recycling industry have customarily been short-term agreements. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders. However, the Company has secured some longer term commitments for its recycling services with Alcoa, Commonwealth, Alchem and Ravenswood.

In 1992, the Company was successful in obtaining a 10 year contract with Commonwealth to process all of Commonwealth's scrap aluminum, UBCs and dross at the Company's Uhrichsville plant. See ITEM 2. "PROPERTIES--ALUMINUM RECYCLING" below. In early 1994, the Company entered into a three-year processing agreement with Alcoa whereby the Company's Rockwood plant provides secondary metal for its Alcoa, Tennessee facility. This agreement was modified in 1995 to reflect greater volumes and to include the Company's Loudon plant as an approved supplier under the terms of the contract. This agreement will extend for additional one year terms at the end of each contract year unless terminated by either party. If terminated by either party, the agreement will continue in effect until the second anniversary date of the last day of the contract year during which the termination notice was given. The agreement obligates the Company to indemnify Alcoa for certain environmental liabilities which Alcoa may incur in connection with the transactions contemplated by the agreement.

These agreements contain escalation provisions which are intended to cover increases in certain of the Company's processing costs. The Company may seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities to customers and dedicated contracts with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer could have a material adverse affect on the Company's financial condition and results of operation, and any timely replacement of volumes attributable to such a customer could prove difficult.

The primary metals industry and the metals recycling industry are subject to cyclical fluctuations, depending upon the availability and price of unprocessed scrap metal and demand in the metal consuming industries. Temporary reductions in can stock production by one of the Company's customers have previously affected the Company's revenues. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

COMPETITION

The aluminum recycling industry is fragmented and highly competitive. The Company believes that its position as the largest U.S. recycler of secondary aluminum is a positive competitive factor. The principal factors of competition in the industry are price, recovery rates, environmental and safety regulatory compliance, and services (e.g., the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can effectively compete.

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

Prior to 1996, fluctuations in market prices for both aluminum and magnesium had not significantly affected the availability of these metals to the Company. However, during 1996, the Company had difficulty obtaining significant quantities of UBC's to operate at a profitable level at its Corona, California and Bedford, Indiana facilities, as these plants were designed to process solely UBC material. As a result, management decided to close the Corona facility. At the Bedford facility, the Company is presently modifying one of the existing furnaces and installing an additional furnace which will enable it to process a greater variety of aluminum scrap in the future.

The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

The Company's operations are fueled by natural gas, which represents the second largest component of operating costs. In an effort to acquire the most favorable natural gas costs, the Company has, at times, secured long-term commitments for its natural gas requirements. Occasionally, when deemed necessary, the Company purchases its natural gas on a spot-market basis. All of the Company's long-term contracts with its customers contain natural gas price escalators. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company understands that most of its competitors' operations also are fueled by natural gas; therefore, it believes that increases in the prices for natural gas do not adversely affect the Company's competitive position. The Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

SEASONALITY

UBC collections have historically been highest in the summer months and lower in the winter months. Therefore, the Company has at times experienced lower volumes during the winter. In recent years, however, the Company's processing volumes have fluctuated mostly due to its startup of additional capacity rather than the seasonality of UBC collections.

TRANSPORTATION

The Company receives UBCs, dross and scrap, and ships its recycled metal by both rail and truck. Most of the Company's plants own their own rail siding or have access to rail lines nearby. The Company owns and leases various trucks and trailers to support its business. Customarily, the transportation costs of scrap materials to be tolled are paid by the customer, while the transportation costs of aluminum and magnesium purchased and sold by the Company may be paid either by the customer or the Company. The Company contracts with third-party transportation firms for hauling some of its solid waste for disposal.

EMPLOYEES

As of December 31, 1996, the Company had 917 employees, consisting of 204 employees engaged in administrative and supervisory activities and 713 employees engaged in production and maintenance. The production and maintenance employees at the Rockwood plant are represented by the United Steelworkers of America under a five-year collective bargaining agreement that expires in August 2000. The production and maintenance workers at the Uhrichsville plant are represented by the United Mine Workers of America. This contract expires on November 30, 1998. The production and maintenance workers at the Bedford plant are represented by the International Brotherhood of Electrical Workers. This agreement expires in April 1997. The production and maintenance workers at the Sikeston plant are also represented by the United Steelworkers of America union under an agreement which expires in March 1997. Labor relations with employees have been satisfactory.

ENVIRONMENTAL MATTERS

The processing of UBCs, dross and scrap generates solid waste in the form of salt cake and baghouse dust. At the Sapulpa and Morgantown plants, the Company disposes of its solid waste at its own permitted disposal sites. The Rockwood, Loudon and Bedford plants currently dispose of the majority of their solid waste by transporting it to the Morgantown plant where the Company, in 1996, began operating a salt cake processing facility which prepares salt cake for landfilling. See ITEM 2. "PROPERTIES - SOLID WASTE DISPOSAL". Under the Company's supply agreement with Commonwealth, the disposal of all salt cake generated by the Company as a result of its processing for Commonwealth is the responsibility of Commonwealth. Salt cake from all other material processed at the Uhrichsville plant is either shipped to the Morgantown plant for disposal or landfilled with a local solid waste management firm. In 1996, the Chicago Heights and Sikeston plants disposed of the majority of their salt cake with third party landfills; however, a portion of their salt cake was shipped to Morgantown.

If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown landfill, obtaining other permits (including transportation permits), and consider landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes and remaining landfill capacity, the estimated remaining life of the landfill at the Sapulpa plant is four years. The Company recently built additional landfill space at its Morgantown plant and estimates its remaining useful life (not including future designed expansion capacity) to be approximately 2 years. Landfill closure costs for the Company-owned landfills are currently estimated to exceed $4,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used. See ITEM 2. "PROPERTIES."

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

The Company believes that it is in material compliance with applicable environmental regulations. Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $3,800,000 in 1996, most of which was for landfill capacity additions. Estimated environmental expenditures for 1997 and 1998 are approximately $4,700,000 and $4,900,000, respectively.

EXECUTIVE OFFICERS

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

NAME                 AGE  POSITION
----                 ---  --------

Don V. Ingram        61   Chairman of the Board and Chief Executive Officer

Richard L. Kerr      54   President and Chief Operating Officer

Paul V. Dufour       57   Executive Vice President - Finance and Administration,
                          Chief Financial Officer and Secretary

Thomas W. Rogers     50   Senior Vice President, Sales and Marketing

C. Lee Newton        53   Senior Vice President, Operations

Don V. Ingram was appointed Chief Executive Officer effective February 7, 1997. He has served as a director since 1988 and as Chairman of the Board since 1994. He served as acting Chief Executive Officer of the Company from August to December 1994. Mr. Ingram played a major role in the Corporation's formation in 1986.

Richard L. Kerr was promoted to President of the Company on February 7, 1997. Previously, he served as Executive Vice President since July 1988 and has been Chief Operating Officer since 1991. In 1994, he became President of the Company's Metals Division. Mr. Kerr joined International Metal Co. in April 1984, and became Executive Vice President of International Metal Co. in April 1987.

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

ITEM 2. PROPERTIES

ALUMINUM RECYCLING

During 1996, the Company owned and/or operated the following processing plants as detailed below:

--------------------------------------------------------------------------------------------------------
                                             ESTIMATED
                                   NUMBER      ANNUAL                                           MOLTEN
                          OWNED      OF       CAPACITY      YEAR       YEAR      MATERIALS     DELIVERY
   PLANT                 ACREAGE  FURNACES  (MILLION LBS)   BUILT    ACQUIRED    PROCESSED    CAPABILITY
--------------------------------------------------------------------------------------------------------
                                                                                   Alum,
Sapulpa, OK.               64         7          185        1962        --         Mag.          No
--------------------------------------------------------------------------------------------------------
Rockwood, TN.             238         6          200        1985        --         Alum          Yes
--------------------------------------------------------------------------------------------------------
Morgantown, KY.           552 (a)     6          200        1989        --         Alum          Yes
--------------------------------------------------------------------------------------------------------
Uhrichsville, OH.          42        10          335        1992        --         Alum          Yes
--------------------------------------------------------------------------------------------------------
Corona, CA. (b)            20         3          100 (b)     --        1993        Alum          No
--------------------------------------------------------------------------------------------------------
Loudon, TN.               173         3          180         --        1994        Alum          Yes
--------------------------------------------------------------------------------------------------------
Bedford, IN.               19         2          150         --        1995        Alum          Yes
--------------------------------------------------------------------------------------------------------
Chicago Hts., IL.           9         2          100         --        1995        Alum          No
--------------------------------------------------------------------------------------------------------
Sikeston, MO.              31         3           60         --        1995        Alum          No
--------------------------------------------------------------------------------------------------------
Morgantown, KY.           (a)        --          400        1996        --       Salt Cake       No
--------------------------------------------------------------------------------------------------------
Adrian, MI.               (c)         2           40         --        1992        Zinc          No
--------------------------------------------------------------------------------------------------------

NOTES:

(a) Acreage includes both the aluminum and salt cake processing facilities in Morgantown, KY.

(b) The Corona plant was closed during 1996. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

(c) The 50,000 sq. ft. Adrian facility is leased by IZI. This lease, which includes both the operations and office space, expires in September 1997. This facility will be relocated to a company owned site adjacent to the new Coldwater, Michigan facility in August 1997.

The Company also owns 50% of a recycling facility located in East Chicago, Indiana. This facility has annual capacity to process 80 million pounds of aluminum.

Commonwealth has an option to acquire up to a 49% equity interest in the Uhrichsville plant at a price equal to that equity percentage multiplied by the depreciated book value of the plant, or the subsidiary owning the plant, plus a premium to compensate the Company for its recycling technology. The option price may be above or below the fair value of the Uhrichsville plant. Should Commonwealth exercise its option, there can be no assurance that the production or earnings attributable to the purchased interest could be replaced, and the Company's net earnings and cash flow could be adversely affected.

In 1996, the Company began its 50% participation in its VAW-IMCO Gu-beta ray-und Recycling GmbH joint venture in Germany. The venture owns and operates two recycling and foundry alloy facilities located at Grevenbroich and T ging, Germany. Annual capacity for these two plants is approximately 280 million pounds.

In the first quarter of 1997, the Company began operation of a new aluminum recycling facility in Coldwater, Michigan. This facility is 75% owned by the Company and 25% owned by the plant's largest customer, Alchem. The facility, when fully completed, will have three furnaces with rated annual capacity of 150 million pounds and will primarily serve the automotive market. The Company will be the operator of the facility and will deliver molten aluminum to its customer-partner. Alchem will have certain rights to purchase additional equity interests not to exceed 40% of the total joint venture equity if the facility is expanded or if Alchem increases its supply commitments.

In 1996, the Company announced plans to construct an aluminum recycling facility in Swansea, Wales, U.K. called IMCO Recycling (UK) Ltd. ("Wales"). Construction of the Wales facility is expected to be complete in 1997. The facility will have 2 furnaces and will have a rated annual capacity of 100 million pounds.

In January 1997, the Company acquired 6 additional facilities in Ohio, Idaho, Utah, and Arizona. See ITEM 1. "BUSINESS--RECENT DEVELOPMENTS."

During 1996, the Rockwood, Morgantown, Uhrichsville and Chicago Heights plants all operated at rates in excess of their stated capacities.

SOLID WASTE DISPOSAL

The Company completed a new landfill cell adjacent to its plant in Morgantown, Kentucky in 1996. All of the waste generated from the new salt cake processing facility at the Morgantown site is deposited in this landfill. Management anticipates that this new landfill cell, which is designed to be expanded several times throughout its life, will serve the Company's landfilling needs for the majority of the salt cake generated by facilities currently owned by the Company in the United States. The Company also owns a landfill at its Sapulpa plant which is estimated to have four years useful life remaining. See ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS."

The IMSAMET Arizona facility recycles its own salt cake and sells the by-products to third parties, and the Utah and Idaho facilities ship their salt cake to the 50% owned SALTS joint venture for further processing. See
ITEM 1.  "BUSINESS--THE RECYCLING PROCESS."

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 21,700 square feet of office space for certain of its executive, financial and management functions. This lease expires in January 2000.

The Company believes that its plants and equipment are maintained in good operating condition. Substantially all of the properties and equipment at the Company's plants are mortgaged to secure senior indebtedness. See NOTE F--LONG TERM DEBT AND CREDIT LINES and NOTE K--SUBSEQUENT EVENTS of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings against the Company or its operations. The Company is a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on The New York Stock Exchange composite tape from January 1, 1995 through December 31, 1996, and the dividends declared per share during the periods indicated.

     ------------------------------------------------------
                                                DIVIDENDS
                           HIGH        LOW      DECLARED
     ------------------------------------------------------
     Calendar Year 1996
     ------------------------------------------------------
         First Quarter    $24 5/8    $18 1/2    $  0.05
     ------------------------------------------------------
         Second Quarter    24 3/8     17 5/8       0.05
     ------------------------------------------------------
         Third Quarter     18 1/4     15           0.05
     ------------------------------------------------------
         Fourth Quarter    17 3/4     14 3/8       0.05
     ------------------------------------------------------
     ------------------------------------------------------
     Calendar Year 1995
     ------------------------------------------------------
         First Quarter    $16 3/8    $13 3/8    $    --
     ------------------------------------------------------
         Second Quarter    19 1/4     15 1/4      0.035
     ------------------------------------------------------
         Third Quarter     23 3/4     17 7/8      0.035
     ------------------------------------------------------
         Fourth Quarter    24 1/2     20 1/2      0.035
     ------------------------------------------------------


In late 1994, the Board of Directors declared a special year-end $0.10 per share cash dividend, payable on January 26, 1995 to holders of record of Common Stock as of December 29, 1994. This was the first dividend declared by the Company. The Company subsequently commenced paying a quarterly dividend and in 1996 paid a quarterly dividend of $.05 per share for a total of $.20 per share. Dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of any funds legally available therefor. The Company's long-term debt instruments limit the amount of cash dividends the Company can pay. The annual limitations are as follows: $3.5 million for 1997 and 1998, $4.0 million for 1999 and 2000 and $6.0 million after the year 2000. The Company intends to continue paying dividends on its Common Stock, although future dividend declarations are at the discretion of the Company's Board of Directors and will depend upon the Company's level of earnings, cash flow, financial requirements, economic and business conditions and other relevant factors, including the restrictions contained in the Company's long-term debt instruments. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and NOTE F--LONG TERM DEBT AND CREDIT LINES of Notes to the Consolidated Financial Statements.

On March 14, 1997, the outstanding shares of Common Stock were held of record by 556 stockholders.

During the fourth quarter of 1996, the Company made no unregistered sales of its securities. However, in January 1997, the Company acquired all of the outstanding common stock of Rock Creek Aluminum, Inc. in exchange for 618,137 shares of the Company's common stock. The value of the shares of the common stock issued in this transaction was approximately $9,500,000. See ITEM 1. "BUSINESS--RECENT DEVELOPTMENTS."

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

--------------------------------------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------
                                                  1996      1995       1994       1993     1992
--------------------------------------------------------------------------------------------------
Revenues                                        $210,871  $141,167   $101,116   $74,216   $60,223
--------------------------------------------------------------------------------------------------
Net Earnings                                       6,720    12,470      8,471     8,022     7,475
--------------------------------------------------------------------------------------------------
Net Earnings per Common Share                       0.55      1.03       0.73      0.70      0.67
--------------------------------------------------------------------------------------------------
Total Assets                                     164,707   139,877     96,791    79,427    68,871
--------------------------------------------------------------------------------------------------
Long-term Debt (Excluding Current Maturities)     48,202    29,754     11,860     8,000    10,500
--------------------------------------------------------------------------------------------------
Dividends Declared per Common Share                0.200     0.105      0.100        --        --
--------------------------------------------------------------------------------------------------

See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to the Consolidated Financial Statements.

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

During the 1990's, aluminum inventories on the worldwide commodity exchanges fluctuated from severe excesses to relatively balanced positions. In times of excess, aluminum prices dropped, negatively impacting the profitability of the major aluminum producers who are some of the Company's largest customers. This environment of low profitability for the Company's customers has made it difficult to pass cost increases through to these customers. In early 1994, worldwide inventories began falling for a number of reasons, including an increase in demand for aluminum, particularly in the United States, and prices for aluminum began to rise. During 1995, worldwide aluminum prices declined from their 1994 levels, particularly in the fourth quarter. During 1996, the combination of higher energy and refuse disposal costs and weather related disruptions, which affected volumes processed, negatively impacted the Company's results. It is not possible to predict the future price of aluminum or the level of worldwide inventories of aluminum and whether, or to what extent, such factors will affect the Company's future business.

The following table shows the total pounds of material processed (aluminum, magnesium and zinc), the percentage of total pounds processed represented by tolled aluminum, purchased aluminum, magnesium and zinc, total revenues, total gross profits and gross profit percentages:

(In thousands, except percentages)

------------------------------------------------------------------------------
                                      FOR THE YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
                                        1996         1995         1994
------------------------------------------------------------------------------
Pounds Processed                     1,451,408     1,323,282    1,012,600
------------------------------------------------------------------------------

Percent of Total Pounds Processed:
------------------------------------------------------------------------------
  Tolled Aluminum                           82%           92%          93%
------------------------------------------------------------------------------
  Purchased Aluminum                        15%            5%           3%
------------------------------------------------------------------------------
  Magnesium                                  *             *            1%
------------------------------------------------------------------------------
  Zinc                                       3%            3%           3%
------------------------------------------------------------------------------

Revenues                            $  210,871    $  141,167   $  101,116
------------------------------------------------------------------------------
Gross Profit                        $   25,538    $   30,939   $   22,638
------------------------------------------------------------------------------
Gross Profit %  **                        12.1%         21.9%        22.4%
------------------------------------------------------------------------------

*    Less than 1 percent.
** See NOTE I-OPERATIONS of Notes to the Consolidated Financial Statements and RESULTS OF OPERATIONS--Fiscal Year 1996 vs. Fiscal Year 1995 below.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 VS. FISCAL YEAR 1995

The Company processed 1.45 billion pounds of metal in 1996 which represented an increase of 10% over the 1.32 billion pounds processed in 1995. Increases from the Bedford and Metal Mark plants acquired late in 1995 accounted for the majority of the increase in production. Revenues in 1996 were $210,871,000 which represented an increase of 49% over 1995's revenue of $141,167,000. The percentage increase in revenues was greater than the relative increase in volumes processed because the amount of buy/sell business was greater in 1996 compared to 1995, principally as a result of the Metal Mark acquisition in October 1995. The Company's increased buy/sell business was principally attributed to the acquisition of the Metal Mark facilities, which have historically maintained an approximate one-to-one ratio of tolling to buy/sell business. As discussed above, this causes the Company's increases in revenues to outpace its relative increases in processing volumes.

Gross profit of $25,538,000 was 17% below the $30,939,000 reported in 1995. During the third quarter of 1996, the Company recorded charges in cost of sales totaling $4,177,000, resulting from management decisions to shut down the Company's Corona, California recycling facility and to accelerate the closure of the first cell of the Company's landfill in Morgantown, Kentucky. The California facility had operated far below its capacity and had recorded losses throughout 1996. As of September 1996, year-to-date processing was 50% lower than in the comparable period of 1995, and third quarter volumes were 62% below last year's total. While operating efficiency had improved, demand for aluminum from the Far East, the plant's largest market, had virtually disappeared.

Before these third quarter charges to cost of sales, 1996's gross profit of $29,715,000 was 4% lower than 1995's gross profit. The decline in gross profit was due to higher energy and refuse disposal costs and because the Corona and Bedford plants experienced lower operating rates than anticipated. In addition, gross profit was negatively impacted by the declining market prices for aluminum during 1996. As discussed above, the Company currently has more buy/sell pounds in its product mix, and declining aluminum prices tend to decrease the level of revenues and gross profit the Company receives for the metal it owns, processes and sells.

Selling, general and administrative costs increased 17% to $11,774,000 compared to the $10,027,000 reported in 1995. This increase occurred because of the addition of key personnel required to manage the Company's accelerated growth and because of selling, general and administrative costs associated with recent acquisitions.

Interest expense in 1996 of $3,421,000 more than tripled 1995's interest expense of $1,073,000. The increase was the result of additional long-term debt outstanding during 1996 which was used to fund the fourth quarter 1995 acquisitions of the Metal Mark and Bedford facilities, the first quarter 1996 investment in VAW-IMCO and the 1996 construction of the new Coldwater, Michigan facility. Interest income rose to $623,000 compared to $424,000 in 1995. This increase was due to higher average balances of invested cash during 1996.

The Company's income before income taxes of $10,852,000 fell 47% compared to $20,363,000 in 1995. As discussed above, approximately 44% of this decline was due to the third quarter charges to cost of sales totaling $4,177,000, resulting from management decisions to shut down the Company's Corona, California facility and to accelerate the closure of the first cell of the Company's landfill in Morgantown, Kentucky. Excluding these items, 1996's net income before income taxes would have been $15,029,000, or 26% lower than 1995's net income before income taxes. This 26% decline in net income before income taxes was greater than the 4% decline in gross profit (excluding the third quarter charges to cost of sales) due to higher selling, general and administrative costs and higher interest expense in connection with the Metal Mark and Bedford acquisitions.

The Company's lower income before tax caused the tax expense to fall to $4,132,000 compared to $7,893,000 in 1995. The effective tax rate was approximately 38% in 1996 compared to 39% in 1995.

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

Gross profit of $30,939,000 was 37% above the $22,638,000 reported in 1995. Most of this resulted from the increased pounds processed during 1995.

Selling, general and administrative costs increased 56% to $10,027,000 compared to the $6,440,000 reported in 1994. This increase occurred because of the addition of key personnel required to manage the Company's rapid growth and because of selling, general and administrative costs associated with acquisitions carried out during the year.

Interest expense was about the same in 1995 as it was in 1994, while interest income rose to $424,000 compared to $154,000 in 1994. This increase was due to higher average balances invested in cash.

The Company's income before taxes of $20,363,000 rose 49% compared to 1994. In 1994 the Company recorded nonrecurring litigation expense related to a lawsuit which reduced 1994's income before taxes by $1,635,000. Excluding this item, 1995's increase would have been approximately 33% or very similar to the increases recorded in volume processed and gross profits.

The Company's increased income before tax and higher tax rates caused income tax expense to rise to $7,893,000 compared to $5,232,000 in 1994. The effective tax rate was approximately 39% in 1995 compared to 38% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $6,744,000 in 1996, compared with $25,716,000 of cash provided by operations in 1995. Decreased earnings, along with an increase in working capital requirements in 1996, were the primary factors causing the decline in cash provided from operations. Changes in operating assets and liabilities resulted in a decrease in cash of $15,291,000 in 1996, compared to an increase in cash of $2,591,000 in 1995. The 1996 decline was principally the result of increased buy/sell activities which caused an increase in inventory levels and accounts receivable. At December 31, 1996, the Company's current ratio increased to 2.58 as compared to December 31, 1995's current ratio of 2.41. The Company's working capital requirements are expected to increase in 1997 due to an anticipated higher level of buy/sell business and increased volumes due to the January 1997 acquisitions and the initial operations at two new plants.

Capital spending, excluding acquisitions, amounted to $16,711,000 in 1996 and $15,538,000 in 1995. The construction of the new facility in Coldwater, Michigan was the most significant capital spending project in 1996. Capital spending in 1995 was primarily for construction of the new salt cake processing facility and the expansion of the landfill in Morgantown, Kentucky. In 1996, the Company also invested approximately $14,000,000 in the VAW-IMCO German joint venture. In 1995, the acquisitions of Bedford and Metal Mark required $20,137,000.

In September 1995, the Company borrowed $5,000,000, under terms it had previously negotiated with a commercial lending institution, in order to take advantage of expansion opportunities and to acquire the Bedford and Metal Mark facilities. This Variable Rate Converting Revolving Loan interest rate as of December 31, 1996 was 6.75%. In addition, in November 1995, the Company borrowed $15,000,000 of unsecured debt, representing half of the commitment the Company received from a private placement of notes. The remaining $15,000,000 of notes were issued on April 1, 1996 with the proceeds primarily used to fund the Company's investment in the VAW-IMCO joint venture. The notes issued in 1995 and 1996 had fixed annual interest rates of 7.28% and 7.41%, respectively. Both of these notes were paid in full in January 1997 with funds from a new credit agreement described below.

In 1995, the Company increased its borrowing limit to $10,000,000 under a restated revolving credit facility (the "Revolving Facility"). On May 31, 1996, the Company further increased its limit to $12,000,000. Under the Revolving Facility, the Company has a subfacility for the issuance of standby letters of credit. To meet working capital needs, on December 30, 1996, the Company drew $2,000,000 under this Revolving Facility at an interest rate of 8.25%. This note was subsequently repaid in January 1997. See NOTE F--LONG TERM DEBT AND CREDIT LINES and NOTE J--SUBSEQUENT EVENTS of Notes to the Consolidated Financial Statements.

On May 8, 1996, in conjunction with the construction of the Morgantown, Kentucky salt cake processing plant, the Company received the proceeds of a $5,740,000 City of Morgantown revenue bond issuance. The bonds mature on May 1, 2016 and carry an interest rate of 7.65%. The bonds were issued at a 1% discount which will be amortized over the life of the loan.

In connection with acquisitions of IMSAMET and Rock Creek in January 1997, the Company entered into a $125,000,000 credit agreement ("Credit Agreement") with certain lenders. The Credit Agreement is comprised of a $105,000,000 term loan and a $20,000,000 revolving credit agreement. Of the $20,000,000 revolving credit agreement, $4,000,000 is to be used, as needed, by the Company for standby letters of credit. As of January 31, 1997, the Company had approximately $1,800,000 standby letters of credit outstanding. The Company received $110,000,000 at the closing and used approximately $61,000,000 for the acquisitions of IMSAMET and Rock Creek.
The remaining $49,000,000 of the proceeds was used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The new Credit Agreement limits the amount of cash dividends the Company can pay. The annual limitations are as follows: $3,500,000 for 1997 and 1998, $4,000,000 for 1999 and 2000 and $6,000,000 after the year 2000. The early debt retirement generated a loss of approximately $1,318,000 (net of income taxes) and will be reported as an extraordinary item in the first quarter of 1997. See NOTE F--LONG TERM DEBT AND CREDIT LINES and NOTE J--SUBSEQUENT EVENTS of Notes to the Consolidated Financial Statements.

Capital expenditures for property, plant and equipment in 1997 are currently estimated to total approximately $35,000,000. The significant 1997 capital spending projects are the construction of the Wales facility, completion of the Coldwater, Michigan facility, relocation of the zinc recycling facility, and the expansion of the Kentucky landfill. The Company believes that its cash on hand, the resources available under the terms of the Credit Agreement and anticipated 1997 cash provided by operations should provide the financial resources necessary to fund its capital requirements and to meet its obligations in 1997 and for the foreseeable future.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained herein in ITEM 1.-- "BUSINESS" and in ITEM 7. --"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are
subject to the "Safe Harbor" provision in that enacted legislation.   These
statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to the following: expectations of operating levels at the Company's facilities, expectations of the future mix of buy/sell business as opposed to tolling business, retention of major customers, effects of future costs, the price of aluminum on world markets and future levels and timing of capital expenditures. Such statements are qualified by the following:

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS OF IMCO RECYCLING INC. AND SUBSIDIARIES


                                                                           PAGE
                                                                           ----

Report of Ernst & Young LLP, Independent Auditors                           23

Consolidated Balance Sheets at December 31, 1996 and 1995                   24

Consolidated Statements of Earnings for the three years ended
  December 31, 1996                                                         25

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996                                                         26

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 1996                                       27

Notes to Consolidated Financial Statements                               28-39



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and
Board of Directors
IMCO Recycling Inc.


We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       ERNST & YOUNG LLP


Dallas, Texas
January 30, 1997

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31,
                                                 ---------------------
                                                   1996         1995
                                                 --------     --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $  5,070     $  8,678
  Accounts receivable                              33,655       27,442
  Inventories                                      11,847        9,146
  Deferred income taxes                             1,462        1,298
  Other current assets                              1,282        1,353
                                                 --------     --------
    Total Current Assets                           53,316       47,917
Property and equipment, net                        86,308       78,769
Intangible assets
 Excess of acquisition cost over the
   fair value of net assets acquired,
   net of accumulated amortization
   of $4,607 and $3,866 at December 31,
   1996 and 1995, respectively.                     9,362       10,968
 Patents, net                                         171          233
                                                 --------     --------
    Total Intangible Assets                         9,533       11,201
Investments in joint ventures                      14,187            -
Other assets, net                                   1,363        1,990
                                                 --------     --------
                                                 $164,707     $139,877
                                                 --------     --------
                                                 --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 14,351       10,691
  Accrued liabilities                               2,192        7,059
  Short-term debt                                   2,000            -
  Current maturities of long-term debt              2,124        2,169
                                                 --------     --------
    Total Current Liabilities                      20,667       19,919
Long-term debt                                     48,202       29,754
Other long-term liabilities                         1,647        1,412
Deferred income taxes                               5,856        5,516

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000
  shares authorized; none issued                        -            -
Common stock; par value $.10; 20,000,000
  shares authorized; 12,017,914 issued at
  December 31, 1996; 11,964,911 issued at
  December 31, 1995                                 1,202        1,196
Additional paid-in capital                         27,553       27,282
Retained earnings                                  61,021       56,672
Treasury stock, at cost; 118,551 shares
  at December 31, 1996; 207,972 shares at
  December 31, 1995                                (1,441)      (1,874)
                                                 --------     --------
    Total Stockholders' Equity                     88,335       83,276
                                                 --------     --------
                                                 $164,707     $139,877
                                                 --------     --------
                                                 --------     --------

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1996            1995            1994
                                                      -----------     -----------     -----------
REVENUES                                              $   210,871     $   141,167     $   101,116
  Cost of sales                                           185,333         110,228          78,478
                                                      -----------     -----------     -----------

GROSS PROFIT                                               25,538          30,939          22,638
  Selling, general and administrative expenses             11,774          10,027           6,440
  Interest expense                                          3,421           1,073           1,014
  Interest income                                            (623)           (424)           (154)
  Nonrecurring litigation expense                               -               -           1,635
  Equity in (earnings) loss of joint ventures                 114            (100)              -
                                                      -----------     -----------     -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                             10,852          20,363          13,703

  Provision for income taxes                                4,132           7,893           5,232
                                                      -----------     -----------     -----------

NET EARNINGS                                          $     6,720     $    12,470     $     8,471
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------

NET EARNINGS PER COMMON SHARE                         $      0.55     $      1.03     $      0.73
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------

Dividends declared per common share                   $      0.20     $     0.105     $      0.10
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------

Weighted average common and common
  equivalent shares outstanding                        12,308,904      12,108,216      11,643,846
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------


See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                        1996     1995     1994
                                                      -------  --------  -------
OPERATING ACTIVITIES
Net earnings                                          $ 6,720  $ 12,470  $ 8,471
Depreciation and amortization                          11,316     9,353    7,367
Provision for deferred income taxes                       176     1,167    1,859
Equity in (earnings) loss of joint ventures               114      (100)       -
Other noncash charges                                     132       235      647
Provision for plant closure                             3,577         -        -
Changes in operating assets and liabilities
 (excluding investing and financing transactions):
  Accounts receivable                                  (6,282)    3,330   (5,829)
  Inventories                                          (3,728)   (1,756)      95
  Other current assets                                     72      (546)    (121)
  Accounts payable and accrued liabilities             (4,289)    1,383      553
  Accrued landfill closure costs                       (1,064)      180      572
                                                      -------  --------  -------
NET CASH FROM OPERATING ACTIVITIES                      6,744    25,716   13,614

INVESTING ACTIVITIES
Purchases of property and equipment                   (16,711)  (15,538)  (6,646)
Proceeds from sale of property and equipment              204        69        -
Acquisitions of businesses and investments
 in joint ventures                                    (13,681)  (20,137)  (5,325)
Other                                                    (157)     (800)    (997)
                                                      -------  --------  -------
NET CASH USED BY INVESTING ACTIVITIES                 (30,345)  (36,406) (12,968)

FINANCING ACTIVITIES
Net proceeds from (repayments of)
 short-term borrowings                                  2,000         -   (1,800)
Proceeds from issuance of long-term debt               20,517    20,000    5,000
Principal payments of long-term debt                   (2,162)   (1,477)  (2,751)
Dividends paid                                         (2,371)   (2,371)       -
Tax benefit from the exercise of stock options            806       183        -
Other                                                   1,203       179       94
                                                      -------  --------  -------
NET CASH FROM FINANCING ACTIVITIES                     19,993    16,514      543
                                                      -------  --------  -------
Net increase (decrease) in cash and cash equivalents   (3,608)    5,824    1,189
Cash and cash equivalents at January 1                  8,678     2,854    1,665
                                                      -------  --------  -------
Cash and cash equivalents at December 31              $ 5,070  $  8,678  $ 2,854
                                                      -------  --------  -------
                                                      -------  --------  -------
SUPPLEMENTARY INFORMATION
Cash payments for interest                            $ 3,083  $  1,357  $ 1,271
Cash payments for income taxes                        $ 7,440  $  6,440  $ 3,411

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 COMMON STOCK     ADDITIONAL                TREASURY STOCK
                                                 ------------      PAID-IN    RETAINED      --------------
                                              SHARES     AMOUNT    CAPITAL    EARNINGS    SHARES      AMOUNT
                                            ----------   ------   ----------  --------   --------    -------
BALANCE AT DECEMBER 31, 1993                11,501,708   $1,150    $20,059    $38,102    (334,537)   $(2,255)

Net earnings                                         -        -          -      8,471           -          -
Cash dividend                                        -        -          -     (1,152)          -          -
Litigation agreement                                 -        -         67          -      25,000        185
Exercise of stock options                            -        -         20          -      19,735        (81)
Purchase of Phoenix Smelting                   254,990       26      3,207          -      44,892        333
Tax benefit from the exercise of
  nonqualified stock options                         -        -        158          -           -          -
                                            ----------   ------    -------    -------    --------    -------
BALANCE AT DECEMBER 31, 1994                11,756,698    1,176     23,511     45,421    (244,910)    (1,818)

Net earnings                                         -        -          -     12,470           -          -
Cash dividend                                        -        -          -     (1,219)          -          -
Exercise of stock options                            -        -        234          -      36,938        (56)
Purchase of Alumar Associates                  208,213       20      3,354          -           -          -
Tax benefit from the exercise of
  nonqualified stock options                         -        -        183          -           -          -
                                            ----------   ------    -------    -------    --------    -------
BALANCE AT DECEMBER 31, 1995                11,964,911    1,196     27,282     56,672    (207,972)    (1,874)

Net earnings                                         -        -          -      6,720           -          -
Cash dividend                                        -        -          -     (2,371)          -          -
Issuance of common stock for
  services                                       3,003        1         51          -           -          -
Exercise of stock options                            -        -       (586)         -      89,421        433
Tax benefit from the exercise of
  nonqualified stock options                         -        -        806          -           -          -
Exercise of warrants                            50,000        5          -          -           -          -
                                            ----------   ------    -------    -------    --------    -------
BALANCE AT DECEMBER 31, 1996                12,017,914   $1,202    $27,553    $61,021    (118,551)   $(1,441)
                                            ----------   ------    -------    -------    --------    -------
                                            ----------   ------    -------    -------    --------    -------


See Notes to Consolidated Financial Statements.

                    IMCO RECYCLING INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996
        (dollars in tables are in thousands, except per share data)

NOTE A-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are recorded by the Company on the equity method.

The Company's principal business involves the owning and operating of aluminum recycling facilities. The Company recycles scrap material for a fee and returns the material to its customers, some of whom are the world's largest aluminum companies. The Company also buys scrap on the open market, recycles and sells it.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Landfill closure costs are currently estimated to be in excess of $4,000,000 and are being accrued as space in the landfill is used. Landfill costs are depreciated as space in the landfill is used.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 1996, 1995 and 1994 were $237,000, $438,000 and $309,000 respectively.

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

STOCK-BASED COMPENSATION:

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

NOTE B-ACQUISITIONS AND INVESTMENTS

In May 1996, the Company contributed approximately $14,000,000 for a 50% interest in VAW-IMCO Gu-beta ray- und Recycling GmbH, a German joint venture.
 This joint venture was formed to own and operate two aluminum recycling facilities previously owned by VAW aluminium AG, an aluminum products manufacturing company in Germany. The plants primarily serve the European automotive market.

During 1996, the Company began construction of an aluminum recycling facility in Coldwater, Michigan through its joint venture, IMCO Recycling of Michigan L.L.C. The Company is a 75% managing member of the venture, which will have a long-term supply agreement for the delivery of hot metal to its 25% member, Alchem Aluminum, Inc. The Company's share of the total cost of the plant is expected to be approximately $12,000,000, of which approximately

$7,200,000 had been expended as of December 31, 1996. The plant commenced operations in February 1997.

In October 1995, the Company acquired all of the outstanding stock of Alumar Associates, Inc., which owned Metal Mark, Inc. Metal Mark owned and operated three aluminum recycling plants located in Chicago Heights, Illinois; Sikeston, Missouri; and Pittsburg, Kansas and owned 50% of a fourth facility in East Chicago, Indiana. The value of the transaction, which was accounted for as a purchase, was approximately $16,745,000, including the assumption of $8,245,000 of long-term debt of Alumar. The remainder of the purchase price consisted of $4,000,000 in cash and 208,213 shares of the Company's common stock.

In September 1995, the Company purchased all of the assets of an aluminum recycling facility located in Bedford, Indiana from a private aluminum company. The transaction was accounted for as a purchase for approximately $8,500,000 in cash.

In September 1994, the Company purchased the stock of Phoenix Smelting Corporation which operated an aluminum recycling facility in Loudon, Tennessee through its wholly owned subsidiary, Metal Resources, Inc. ("Loudon"). The value of the transaction, which was accounted for as a purchase, was approximately $10,000,000, including the Company's repayment of approximately $5,100,000 of debt and the issuance of 299,882 shares of the Company's common stock.

See Note J--SUBSEQUENT EVENTS for acquisitions consummated subsequent to December 31, 1996.

NOTE C--INVENTORIES

The components of inventories are:

                                     December 31,
                                  -----------------
                                    1996      1995
                                  -------    ------
Finished goods                    $ 8,642    $6,839
Raw materials                       2,974     1,986
Supplies                              231       321
                                  -------    ------
                                  $11,847    $9,146
                                  -------    ------
                                  -------    ------

NOTE D--PROPERTY AND EQUIPMENT

The components of property and equipment are:

                                                 December 31,
                                             --------------------
                                               1996        1995
                                             --------    --------
Land, buildings and improvements             $ 68,890    $ 58,280
Production equipment and machinery             55,102      49,236
Office furniture, equipment and other           4,907       4,242
                                             --------    --------
                                              128,899     111,758
Accumulated depreciation                      (42,591)    (32,989)
                                             --------    --------
                                             $ 86,308    $ 78,769
                                             --------    --------
                                             --------    --------

Depreciation expense for 1996, 1995 and 1994 was $10,249,000, $8,590,000 and
$6,750,000, respectively.

Estimated useful lives for buildings and improvements range from 15 to 39 years, machinery and equipment range from 3 to 15 years and office furniture and equipment range from 3 to 10 years.

In March 1992, the Company entered into an agreement with Commonwealth Aluminum Corporation ("Commonwealth"), formerly Barmet Aluminum Corporation, to construct, own and operate the Uhrichsville plant adjacent to Commonw ealth's rolling mill in Uhrichsville, Ohio and to supply Commonwealth with all of its recycled aluminum needs. The Uhrichsville plant, including costs for capitalized interest and for the 1994 expansion, cost approximately $20,750,000. Commonwealth has an option to acquire up to a 49% equity interest in the IMCO subsidiary owning the Uhrichsville plant.

NOTE E--INCOME TAXES

 The provision for income taxes was as follows:

                         For the Year Ended December 31,
                         -------------------------------
                          1996        1995         1994
                         ------      ------       ------
CURRENT:
  Federal                $3,587      $5,241       $2,690
  State                     369       1,485          683
                         ------      ------       ------
                          3,956       6,726        3,373

DEFERRED:
  Federal                     7       1,678        1,955
  State                     169        (511)         (96)
                         ------      ------       ------
                            176       1,167        1,859

                         ------      ------       ------
                         $4,132      $7,893       $5,232
                         ------      ------       ------
                         ------      ------       ------

The income tax expense computed by applying the federal statutory tax rate to earnings before income taxes differed from the provision for income taxes as follows:
                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
Income taxes at the federal statutory rate           $3,690   $7,127   $4,659
Goodwill amortization, nondeductible                    168       91       59
State income taxes, net                                 355      633      387
Other, net                                              (81)      42      127
                                                     ------   ------   ------
Provision for income taxes                           $4,132   $7,893   $5,232
                                                     ------   ------   ------
                                                     ------   ------   ------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                DECEMBER 31,
                                                              ---------------
                                                               1996     1995
                                                              ------   ------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation                                    $8,139   $7,902
  Federal effect of state income taxes                           473      516
  Other                                                          224      199
                                                              ------   ------
Total Deferred Tax Liabilities                                 8,836    8,617

DEFERRED TAX ASSETS:
  Net operating loss carryforwards                             1,130      919
  Tax credit carryforwards                                     1,470    1,709
  Expenses not currently deductible:
    Accrued landfill closure costs                               188      593
    Accrued vacation                                             326      396
    Accrued stock option expense                                 178      322
    Accrued environmental expenses                               323      447
    Other accruals                                               804        -
  Federal effect of state income taxes                           488      473
  Other                                                           91      230
                                                              ------   ------
Total deferred tax assets                                      4,998    5,089
Valuation allowance                                             (556)    (690)
                                                              ------   ------
Net deferred tax assets                                        4,442    4,399

                                                              ------   ------
Net deferred tax liability                                    $4,394   $4,218
                                                              ------   ------
                                                              ------   ------

At December 31, 1996, the Company had a $556,000 valuation allowance to reduce certain deferred tax assets to amounts that are more likely to be realized. The allowance includes $237,000 net operating loss assets generated by Loudon prior to its acquisition by the Company. The majority of the remaining $319,000 relates to the Company's ability to utilize state investment tax credits generated by the Company's Corona, California facility which was closed in 1996.

At December 31, 1996, the Company had $1,470,000 of unused income tax credit carryforwards, $168,000 of which expire in 1998, $96,000 of which expire in 2010, and $1,206,000 of which do not expire. The unused tax credits are comprised of $838,000 in state investment tax credits and $632,000 in various federal income tax credits.

At December 31, 1996, the Company had approximately $1,472,000 of unused net operating loss carryforwards for federal purposes, which expire in the year 2008, and had approximately $8,776,000 for state purposes which expire in 2008 to 2011. The majority of the net operating loss carryforwards were generated by Loudon.

NOTE F--LONG-TERM DEBT AND CREDIT LINE

Long-term debt is summarized as follows:

                                                             DECEMBER 31,
                                                          -----------------
                                                           1996       1995
                                                          -------   -------

11.18% MONY Senior Notes                                  $ 8,000   $ 8,000
7.28% MONY Senior Notes                                    15,000    15,000
7.41% MONY Senior Notes                                    15,000         -
7.65% Morgantown, Kentucky Solid Waste Disposal
  Facilities Revenue Bonds                                  5,526         -
Variable Rate Term Loan                                     2,750     3,750
Variable Rate Converting Revolving Loan                     3,750     4,750
Other                                                         300       423
                                                          -------   -------
Subtotal                                                   50,326    31,923
Less current maturities                                     2,124     2,169
                                                          -------   -------
Total                                                     $48,202   $29,754
                                                          -------   -------
                                                          -------   -------

In January 1997, the Company entered into a new $125,000,000 credit agreement. The Company used a portion of the proceeds from borrowings under the new credit agreement to repay all of the MONY Senior Notes, the Variable Rate Term Loan, the Variable Rate Converting Revolving Loan and $2,000,000 in borrowings outstanding under a short-term Revolving Promissory Note. See NOTE J--"SUBSEQUENT EVENTS" for a description of the terms of the new credit agreement.

The 7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds are due on May 1, 2016. The bonds were issued in conjunction with the Company's construction of its salt cake processing plant in Morgantown, Kentucky. The bonds were issued at a 1% discount which is being amortized over the life of the loan.

The Variable Rate Term Loan and the Variable Rate Converting Revolving Loan had fluctuating interest rates based on the Company's ratio of total debt to earnings before interest, tax, depreciation and amortization. At December 31, 1996, the interest rate on both loans was 6.75%.

In 1995, the Company increased its short-term working capital line of credit borrowing limit to $10,000,000 under a restated revolving credit facility (the "Revolving Facility"). On May 31, 1996, the Company further increased its limit to $12,000,000. Under the Revolving Facility, the Company had a subfacility for the issuance of standby letters of credit. To meet working capital needs, on December 30, 1996, the Company borrowed $2,000,000 under this Revolving Facility at an interest rate of 8.25%.

The fair value of the Company's debt approximates its carrying value due to its recent issuance, floating rate and relatively short maturity.

NOTE G-EMPLOYEE BENEFIT PLANS

The Company has a profit-sharing retirement plan covering most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 1996, 1995 and 1994 were $1,366,000, $1,331,000, and $1,039,000, respectively.

In July 1996, the Company amended and restated the profit-sharing retirement plan to allow elective contributions as described in the Internal Revenue Code Section 401(k). Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company will match a portion of the employees' contributions. The Company's match of employee contributions totaled $189,000 for 1996.

NOTE H--STOCK OPTION PLANS

In 1990, the Company adopted an amended and restated stock option plan. This plan provides for the granting of nonqualified and incentive stock options. The number of shares of common stock authorized for issuance under the plan is 1,200,000 shares. Options granted under the plan have various vesting periods and are exercisable for a period of 10 years from the date of grant, although options may expire earlier because of termination of employment.

In 1992, the Company adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and nonemployee members of the Board of Directors. Options granted to employees under this plan have various vesting periods. Annually, nonemployee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to that number of shares determined by dividing the annual director fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

In 1996, the Company adopted the Annual Incentive Program, which provides certain of the Company's key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan provides for the granting of stock options to key management employees, pursuant to the plan formula, in the event that the Company's return on total assets (as defined in the plan) for any bonus year exceeds 15%. Nonqualified and incentive stock options may be granted, and the terms of the plan concerning the stock options are substantially the same as the corresponding terms of the 1992 Stock Option Plan.

The 1992 Stock Option Plan and the 1996 Annual Incentive Program allow for the payment of all or a portion of the exercise price and tax withholding obligations in shares of the Company's common stock delivered and/or withheld. Such payment or withholding will be valued at fair market value as of the date of exercise. Participants making use of this feature will automatically be granted a reload stock option to purchase a number of shares equal to the number of shares delivered and/or withheld. When a reload stock option is granted, a portion of the shares issued to the participant will be designated as restricted stock for a period of five years, although the restriction may be removed earlier under certain circumstances. Reload stock options have an exercise price equal to the fair market value as of the date of exercise of the original options and will expire on the same date as the original options.

In 1996, 1995, and 1994 the Company acquired from employees and placed in the treasury, 48,806, 40,652 and 27,665 shares, respectively, pursuant to provisions of the Company's stock option plan. Such shares were tendered or withheld in satisfaction of those employees' federal and state withholding taxes on compensation resulting from the exercise of nonqualified stock options and for the aggregate exercise cost of certain of the options.

Transactions under the option plans are as follows:

                                      1996                   1995                    1994
                              --------------------   --------------------    --------------------
                                          WEIGHTED               WEIGHTED                WEIGHTED
                                          AVERAGE                AVERAGE                 AVERAGE
                                          EXERCISE               EXERCISE                EXERCISE
                               OPTIONS     PRICE      OPTIONS     PRICE       OPTIONS     PRICE
                              ---------   --------   ---------   --------    ---------   --------
Options outstanding Jan. 1    1,291,364    $12.05    1,172,402    $10.19       833,555    $ 8.63
Options granted                 395,422     16.25      200,473     22.55       389,847     13.17
Options exercised              (138,227)     6.00      (77,590)    11.09       (47,400)     7.29
Options forfeited                (6,600)    17.64       (3,921)    13.55        (3,600)    13.63
                              ---------              ---------               ---------

Options outstanding
 at Dec. 31                   1,541,959     13.65    1,291,364     12.05     1,172,402     10.19
                              ---------              ---------               ---------
                              ---------              ---------               ---------

Options exercisable at
 Dec. 31                        776,732     11.17      714,991      8.19       580,355      7.00
                              ---------              ---------               ---------
                              ---------              ---------               ---------

Options available for
 grant at Dec. 31               499,821                391,646                  38,198
                              ---------              ---------               ---------
                              ---------              ---------               ---------

Information related to options outstanding at December 31, 1996, is summarized below:


                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                    ---------------------------------   -------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED              WEIGHTED
                                REMAINING    AVERAGE               AVERAGE
   RANGE OF                    CONTRACTUAL   EXERCISE              EXERCISE
EXERCISE PRICES     OPTIONS        LIFE        PRICE     OPTIONS     PRICE
---------------     -------    -----------   --------    -------   --------
    $0.10              8,850      1 Year      $ 0.10       8,850    $ 0.10
$4.57 - $7.55        349,100      4 Years       6.51     349,100      6.51
$12.38 - $14.75      596,114      7 Years      13.36     309,526     13.42
$16.25 - $23.75      587,895     10 Years      18.38     109,256     22.21
                   ---------                             -------
                   1,541,959                             776,732
                   ---------                             -------
                   ---------                             -------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method set forth in SFAS No. 123. The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                           1996        1995
                                          -----       -----
Expected option life in years               3.9         4.0
Risk-free interest rate                   6.11%       5.59%
Volatility factor                         0.305       0.242
Dividend yield                            1.22%       0.89%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. In addition, because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company. Therefore, the pro forma information is not necessarily indicative of future amounts until SFAS No. 123 is applied to all outstanding stock options.

The Company's pro forma information is as follows:

                                                     DECEMBER 31,
                                                 ------------------
                                                  1996        1995
                                                 ------     -------
Net earnings--as reported                        $6,720     $12,470
Net earnings--pro forma                          $6,406     $12,455

Net earnings per common share-- as reported      $ 0.55     $  1.03
Net earnings per common share-- pro forma        $ 0.52     $  1.03

Weighted-average fair value of options
    granted during the year                      $ 4.83     $  5.88


NOTE I--OPERATIONS

During 1996, 1995 and 1994, sales to Aluminum Company of America ("Alcoa") totaled 13%, 23% and 30%, respectively, of revenues. Sales to Commonwealth Aluminum totaled 12% of revenues in 1994. No other customer accounted for more than 10% of revenues in 1996, 1995 and 1994. The loss of Alcoa or Commonwealth would have a material adverse effect upon the business of the Company and its future operating results; however, the Company has secured long-term supply agreements with these customers.

During the third quarter of 1996, the Company recorded a charge to cost of sales of $3,577,000 resulting from management's decision to close the Company's Corona, California aluminum recycling plant.

NOTE J--SUBSEQUENT EVENTS

ACQUISITIONS:

In January 1997, the Company acquired all of the outstanding common stock of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource Inc., for $58,000,000 in cash, not including acquisition costs. IMSAMET operates and owns or has a majority interest in three aluminum recycling plants located in Goodyear, Arizona, Post Falls, Idaho and Wendover, Utah. In addition, IMSAMET has a 50% interest in a joint venture facility, adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake.

The acquisition will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the net assets acquired based on their estimated fair values.

Also in January 1997, the Company acquired all of the outstanding common stock of Rock Creek Aluminum, Inc. in exchange for 618,137 shares of the Company's common stock valued at approximately $9,500,000. The acquisition will be accounted for using the purchase method of accounting. Rock Creek owns and operates three Ohio facilities located in Cleveland, Elyria and Rock Creek. These facilities utilize milling, smelting, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags.

CREDIT AGREEMENT:

In connection with the above acquisitions, the Company entered into a new $125,000,000 credit agreement ("Credit Agreement") with certain lenders, including Merrill Lynch (syndication agent) and Texas Commerce Bank National Association (administrative agent). The Company received $110,000,000 at the closing and used approximately $61,000,000 for acquisitions. The remaining $49,000,000 of the proceeds was used to retire substantially all of its outstanding debt as of December 31, 1996. The early debt retirement generated a loss of $1,318,000 (net of income taxes) and will be reported as an extraordinary item in the first quarter of 1997.

The credit agreement provides for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan and a $20,000,000 revolving credit agreement. Of the $20,000,000 revolving credit agreement, $4,000,000 is to be used, as needed, by the Company for standby letters of credit. In January 1997, the Company had $1,800,000 of standby letters of credit outstanding. The credit facilities bear a fluctuating interest rate based on LIBOR or the prime rate, plus a credit margin which is based on the Company's rate of total debt to earnings before interest, taxes, depreciation and amortization.

A summary of long-term debt following these transactions is as follows:

New Credit Agreement                                                $110,000
Debt outstanding at December 31, 1996 not repaid in January 1997       5,826
                                                                    --------
                                                                    $115,826
                                                                    --------
                                                                    --------

The term loan has a final maturity of seven years, and the revolving credit agreement has a final maturity of five years. Scheduled maturities of long-term debt following the borrowings under the Credit Agreement and repayments of long-term debt in January 1997 are as follows:

        1997                       $  5,624
        1998                         10,507
        1999                         15,000
        2000                         17,169
        2001                         18,000
        After 2001                   49,526
                                   --------
        Total                      $115,826
                                   --------
                                   --------

The new Credit Agreement imposes certain restrictions, including: (i) a prohibition of other indebtedness, (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends, and capital expenditures. The annual limitations on cash dividends are as follows:
$3,500,000 for 1997 and 1998, $4,000,000 for 1999 and 2000 and $6,000,000
after the year

2000. The Credit Agreement is secured by substantially all of the Company's assets, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

NOTE K--QUARTERLY FINANCIAL DATA (Unaudited)

                                     1ST        2ND       3RD       4TH       TOTAL
              1996                 QUARTER    QUARTER   QUARTER   QUARTER     YEAR
--------------------------------   -------    -------   -------   -------   --------
Revenues                           $50,718    $50,465   $53,689   $55,999   $210,871
Gross profit                         7,890      7,807     2,625     7,215     25,538
Income (loss) before tax             4,750      4,293    (1,005)    2,814     10,852
Net earnings (loss)                  2,963      2,598      (798)    1,958      6,720
Earnings (loss) per common share      0.24       0.21     (0.07)     0.16       0.55

                                     1ST        2ND       3RD       4TH       TOTAL
              1995                 QUARTER    QUARTER   QUARTER   QUARTER     YEAR
--------------------------------   -------    -------   -------   -------   --------
Revenues                           $30,746    $29,725   $32,105   $48,591   $141,167
Gross profit                         7,435      7,315     7,783     8,406     30,939
Income before tax                    4,824      4,933     5,543     5,063     20,363
Net earnings                         2,894      2,959     3,327     3,290     12,470
Earnings (loss) per common share      0.24       0.25      0.27      0.27       1.03

During the third quarter of 1996, the Company recorded a charge of $4,177,000 resulting from management decisions to close the Company's Corona, California aluminum recycling plant and to accelerate the closure of the first cell of the Company's landfill in Morgantown, Kentucky.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors of the Company appears under the caption "Election of Directors" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 1997. Certain information as to executive officers is included herein under PART I, ITEM
1.  "BUSINESS--EXECUTIVE OFFICERS."


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Remuneration of Directors and Officer--Directors Compensation" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K:

   1. Consolidated Financial Statements: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 22 hereof.

   2. Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 22 hereof.

   3. Exhibits:
      --------

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

  10.17 Agreement, dated as of August 26, 1995, between IMCO Recycling Inc., Rockwood, Tennessee Facility, and International Union, United Steelworkers of America, and filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference.

  10.19 Split-Dollar Life Insurance Agreement, dated as of November 5, 1990, between Thomas W. Rogers and IMCO Recycling Inc., filed as Exhibit 10.19 to the Company's 1994 Form 10-K and incorporated herein by reference (The Company is a party to virtually identical Split-Dollar Life Insurance Agreements with Paul V. Dufour, C. Lee Newton and Richard L. Kerr. These agreements have been omitted since they are substantially identical to Mr. Rogers' in all material respects).

  10.22 Supply Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, filed as Exhibit 10.25 to the Company's 1991 Form 10-K and incorporated herein by reference.

  10.23 Right of First Refusal Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, relating to Commonwealth's Indiana recycling plant, filed as Exhibit 10.23 to the Company's 1994 Form 10-K and incorporated herein by reference.

  10.24 Agreement, effective as of December 1, 1995, between IMCO Recycling of Ohio Inc. and the United Mine Workers of America, and filed as Exhibit 10.24 to the Company's 1995 Form 10-K and incorporated herein by reference.

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

  10.36 Agreement and Plan of Merger, dated as of October 1, 1995, among IMCO Recycling Inc., IMCO Recycling of Illinois Inc., Alumar Associates, Inc., and the Shareholders, filed as
              Exhibit 1 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

  10.37 Registration Rights Agreement, dated as of October 1, 1995, among IMCO Recycling Inc. and the former Alumar Shareholders, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

  10.41 Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated November 26, 1996. (In accordance with Item 601 of Regulation S-K, the copy of the IMSAMET Agreement filed with the Securities and Exchange Commission (the "Commission") does not include the Schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

  10.42 Amendment No. 1 to Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated January 21, 1997. Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

  10.43 Credit Agreement by and among IMCO Recycling Inc., the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Texas Commerce Bank National Association, dated January 21, 1997. (In accordance with Item 601 of Regulation S-K, the copy of the Credit Agreement filed with the Commission does not include the schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). Filed as
              Exhibit 2.3 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

  10.44 Security Agreement by and among IMCO Recycling Inc., the Subsidiary Guarantors named therein and Texas Commerce Bank National Association as Administrative Agent for the Lenders, dated January 21, 1997. Filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

 *21          Subsidiaries of IMCO Recycling Inc. as of March 25, 1997.

 *23          Consent of Ernst & Young LLP.

 *27          Financial Data Schedule.

----------------
* Filed herewith.

  (b) Reports on Form 8-K filed in fourth quarter 1996:
      None.

  (c) See sub-item (a) above.

  (d) See sub-item (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 25, 1997            IMCO Recycling Inc.


                                     By: /s/ Robert R. Holian
                                        ----------------------------------------
                                        Robert R. Holian,  Vice President and
                                        Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                           Title                        Date
     ---------                           -----                        ----

/s/ Don V. Ingram            Director, Chairman of the Board,     March 25, 1997
----------------------       Chief Executive Officer
Don V. Ingram


/s/ Jack M. Brundrett        Director                             March 25, 1997
----------------------
Jack M. Brundrett


/s/ Ralph L. Cheek           Director                             March 25, 1997
----------------------
Ralph L. Cheek


/s/ John J. Fleming          Director                             March 25, 1997
----------------------
John J. Fleming


/s/ Thomas A. James          Director                             March 25, 1997
----------------------
Thomas A. James


/s/ Don Navarro              Director                             March 25, 1997
----------------------
Don Navarro


/s/ Jack C. Page             Director                             March 25, 1997
----------------------
Jack C. Page


/s/ Paul V. Dufour           Executive Vice President Finance     March 25, 1997
----------------------       and Administration (Principal
Paul V. Dufour               Financial Officer)


/s/ Robert R. Holian         Vice President and Controller        March 25, 1997
----------------------       (Principal Accounting Officer)
Robert R. Holian

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

  10.17 Agreement, dated as of August 26, 1995, between IMCO Recycling Inc., Rockwood, Tennessee Facility, and International Union, United Steelworkers of America, and filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference.

  10.19 Split-Dollar Life Insurance Agreement, dated as of November 5, 1990, between Thomas W. Rogers and IMCO Recycling Inc., filed as Exhibit 10.19 to the Company's 1994 Form 10-K and incorporated herein by reference (The Company is a party to virtually identical Split-Dollar Life Insurance Agreements with Paul V. Dufour, C. Lee Newton and Richard L. Kerr. These agreements have been omitted since they are substantially identical to Mr. Rogers' in all material respects).

  10.22 Supply Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, filed as Exhibit 10.25 to the Company's 1991 Form 10-K and incorporated herein by reference.

  10.23 Right of First Refusal Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, relating to Commonwealth's Indiana recycling plant, filed as Exhibit 10.23 to the Company's 1994 Form 10-K and incorporated herein by reference.

  10.24 Agreement, effective as of December 1, 1995, between IMCO Recycling of Ohio Inc. and the United Mine Workers of America, and filed as Exhibit 10.24 to the Company's 1995 Form 10-K and incorporated herein by reference.

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

  10.36 Agreement and Plan of Merger, dated as of October 1, 1995, among IMCO Recycling Inc., IMCO Recycling of Illinois Inc., Alumar Associates, Inc., and the Shareholders, filed as
              Exhibit 1 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

  10.37 Registration Rights Agreement, dated as of October 1, 1995, among IMCO Recycling Inc. and the former Alumar Shareholders, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

  10.41 Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated November 26, 1996. (In accordance with Item 601 of Regulation S-K, the copy of the IMSAMET Agreement filed with the Securities and Exchange Commission (the "Commission") does not include the Schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

  10.42 Amendment No. 1 to Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated January 21, 1997. Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

  10.43 Credit Agreement by and among IMCO Recycling Inc., the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Texas Commerce Bank National Association, dated January 21, 1997. (In accordance with Item 601 of Regulation S-K, the copy of the Credit Agreement filed with the Commission does not include the schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). Filed as
              Exhibit 2.3 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

  10.44 Security Agreement by and among IMCO Recycling Inc., the Subsidiary Guarantors named therein and Texas Commerce Bank National Association as Administrative Agent for the Lenders, dated January 21, 1997. Filed as Exhibit 2.4 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

 *21          Subsidiaries of IMCO Recycling Inc. as of March 25, 1997.

 *23          Consent of Ernst & Young LLP.

 *27          Financial Data Schedule.

----------------
* Filed herewith.