Form 10-Q
period 1997-03-31
IMCO RECYCLING INC
filed 1997-05-14
CIK 202890

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


           [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on May 2, 1997.

                      COMMON STOCK, $0.10 PAR VALUE, 12,532,865
                      -----------------------------------------

PART 1  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         IMCO RECYCLING INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                                                  MARCH 31,     DECEMBER 31,
                                                                     1997          1996
                                                                 -----------    -----------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $       811    $     5,070
  Accounts receivable                                                 49,202         33,655
  Inventories                                                         15,291         11,847
  Deferred income taxes                                                1,445          1,462
  Other current assets                                                 2,401          1,282
                                                                 -----------    -----------
      Total Current Assets                                            69,150         53,316
Property and equipment, net                                          119,538         86,308
Intangible assets
  Excess acquisition cost over the fair value of net assets
    acquired, net of accumulated amortization of $2,520
    and $4,607, respectively.                                         54,745          9,362
  Patents, net                                                           156            171
                                                                 -----------    -----------
                                                                      54,901          9,533
Investments in affiliates                                             15,166         14,187
Other assets, net                                                      4,068          1,363
                                                                 -----------    -----------
                                                                 $   262,823    $   164,707
                                                                 -----------    -----------
                                                                 -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $    23,928    $    14,351
  Accrued liabilities                                                  4,333          2,192
  Short-term debt                                                      4,264          2,000
  Current maturities of long-term debt                                 7,096          2,124
                                                                 -----------    -----------
      Total Current Liabilities                                       39,621         20,667
Long-term debt                                                       110,181         48,202
Other long-term liabilities                                            6,701          1,647
Deferred income taxes                                                  5,914          5,856
Minority interest                                                      4,484              -

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
  none issued                                                              -              -
Common stock; par value $.10; 20,000,000 shares authorized;
  12,637,966 issued at March 31, 1997; 12,017,914 issued at
  December 31, 1996                                                    1,264          1,202
Additional paid-in capital                                            34,579         27,553
Retained earnings                                                     61,356         61,021
Treasury stock, at cost; 105,101 shares at March 31, 1997;
  118,551 shares at December 31, 1996                                 (1,277)        (1,441)
                                                                 -----------    -----------
      Total Stockholders' Equity                                      95,922         88,335
                                                                 -----------    -----------
                                                                 $   262,823    $   164,707
                                                                 -----------    -----------
                                                                 -----------    -----------

                         IMCO RECYCLING INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                        (in thousands, except per share data)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                              1997      1996
                                                            -------   -------
Revenues                                                    $82,528   $50,718
    Cost of sales                                            72,376    42,828
                                                            -------   -------
Gross profit                                                 10,152     7,890

    Selling, general and administrative expense               4,578     2,981
    Interest expense                                          1,716       610
    Interest income                                             (70)     (144)
    Equity in (earnings) loss of affiliates                     (30)     (307)
                                                            -------   -------
Income before provision for income taxes, minority
    interest and extraordinary item                           3,958     4,750

Provision for income taxes                                    1,583     1,787
                                                            -------   -------
Income before minority interest and extraordinary item        2,375     2,963

Minority interest, net of provision for income taxes             95        -
                                                            -------   -------
Income before extraordinary item                              2,280     2,963

Extraordinary item                                            1,318        -
                                                            -------   -------
Net earnings                                                $   962   $ 2,963
                                                            -------   -------
                                                            -------   -------
Net earnings per common share:
    Income before extraordinary item                        $  0.18   $  0.24
    Extraordinary item                                        (0.10)       -
                                                            -------   -------
    Net earnings                                            $  0.08   $  0.24
                                                            -------   -------
                                                            -------   -------
Dividends declared per common share                         $  0.05   $  0.05
                                                            -------   -------
                                                            -------   -------
Weighted average common and common equivalent
    shares outstanding                                       12,645    12,393
                                                            -------   -------
                                                            -------   -------

                         IMCO RECYCLING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
                                                          1997        1996
                                                        --------     -------
OPERATING ACTIVITIES
Income before extraordinary item                        $  2,280     $ 2,963
Depreciation and amortization                              3,837       2,776
Provision for deferred income taxes                           75          47
Equity in earnings of affiliates                             (30)       (307)
Minority interest                                            158          -
Other noncash charges                                         64         249
Changes in operating assets and liabilities
 (excluding investing and financing transactions):
    Accounts receivable                                   (1,654)     (1,902)
    Inventories                                            1,337        (145)
    Other current assets                                    (658)       (186)
    Accounts payable and accrued liabilities               3,543         319
    Accrued landfill closure costs                           114        (164)
                                                        --------     -------
NET CASH FROM OPERATING ACTIVITIES                         9,066       3,650

INVESTING ACTIVITIES
Payments for property and equipment                      (12,008)     (2,256)
Acquisition of IMSAMET, Inc., net of cash acquired       (58,251)         -
Other                                                     (1,591)        (80)
                                                        --------     -------
NET CASH USED BY INVESTING ACTIVITIES                    (71,850)     (2,336)

FINANCING ACTIVITIES
Net repayments of short-term borrowings                   (4,087)         -
Proceeds from issuance of long-term debt                 112,097          -
Repayments of long-term debt                             (48,337)       (532)
Debt issuance costs                                       (2,147)         -
Dividends paid                                              (627)       (589)
Other                                                      1,626         127
                                                        --------     -------
NET CASH FROM (USED BY) FINANCING ACTIVITIES              58,525        (994)
                                                        --------     -------
Net (decrease) increase in cash and cash equivalents      (4,259)        320
Cash and cash equivalents at January 1                     5,070       8,678
                                                        --------     -------
Cash and cash equivalents at March 31                   $    811     $ 8,998
                                                        --------     -------
                                                        --------     -------
SUPPLEMENTARY INFORMATION
Cash payments for interest                              $  2,193     $   123
Cash payments for income taxes                          $    200     $ 1,053

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are:
(In thousands)

                                     MARCH 31, DECEMBER 31,
                                       1997        1996
                                     -------     -------
Finished goods                       $11,231     $ 8,642
Raw materials                          3,751       2,974
Supplies                                 309         231
                                     -------     -------
                                     $15,291     $11,847
                                     -------     -------
                                     -------     -------

NOTE C - ACQUISITIONS

In January 1997, the Company acquired all of the outstanding common stock of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource Inc., for approximately $58,000,000 in cash, not including acquisition costs. IMSAMET operates and owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona. In addition, IMSAMET has a 50% interest in a joint venture facility, adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The estimated excess of the purchase price over the fair value of net assets acquired is $39,000,000 and is being amortized over forty years on a straight-line basis.

The preliminary allocation of the purchase price of IMSAMET is as follows (in thousands):

     Working capital                     $ 4,674
     Property and equipment               22,857
     Goodwill                             38,971
     Other noncurrent assets                 914
     Noncurrent liabilities               (7,176)
                                         -------
     Total                               $60,240
                                         -------
                                         -------

The following table sets forth pro forma results of operations of the combined entities of the Company and IMSAMET for the quarter ended March 31, 1996, assuming the acquisition had been consummated on January 1, 1996. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisition been consummated on such date or of future results of the combined companies under the ownership and management of the Company (in thousands, except per share amounts):

     Revenues                                              $59,731
     Gross profit                                          $ 9,313
     Income before extraordinary item                      $ 2,518
     Income per common share before extraordinary item     $  0.20

The table above reflects certain pro forma adjustments including additional depreciation expense as a result of the increased basis of the fixed assets acquired, additional amortization expense related to the goodwill recorded, a reduction in general and administrative expenses for the elimination of duplicate corporate offices, additional interest expense related to debt incurred on the acquisition (see NOTE D) and adjustments for related income taxes and minority interest.

Also in January 1997, the Company acquired all of the outstanding common stock of Rock Creek Aluminum, Inc. ("Rock Creek") in exchange for 618,137 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is $6,000,000 and is being amortized over forty years on a straight-line basis. Rock Creek owns and operates three Ohio facilities located in Cleveland, Elyria and Rock Creek. These facilities utilize milling, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags. The historical results of operations of Rock Creek were not material compared to the Company's results of operations.

NOTE D -  LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT

In connection with the January 1997 acquisitions, the Company entered into a new $125,000,000 syndicated credit agreement ("Credit Agreement") with certain lenders, including Merrill Lynch & Co. and an affiliate (syndication agent) and Texas Commerce Bank National Association ("TCB"--administrative agent). The Company received $110,000,000 at the closing and used approximately $61,000,000 in connection with the acquisitions. The remaining $49,000,000 of the proceeds was used to retire substantially all of its outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 (net of income taxes) in the first quarter of 1997.

The Credit Agreement provides for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan and a $20,000,000 revolving credit agreement. Of the $20,000,000 revolving credit agreement, $4,000,000 is to be used, as needed, by the Company for standby letters of credit. As of March 31, 1997, the Company had $6,100,000 in total borrowings outstanding under the revolving credit facility. At March 31, 1997, the Company had $1,800,000 of standby letters of credit outstanding. The credit facilities bear a fluctuating interest rate based on LIBOR or the prime rate, plus a credit margin which is based on the Company's rate of total debt to earnings before interest, taxes, depreciation and amortization. The term loan has a final maturity of seven years, and the revolving credit agreement has a final maturity of five years.

The new Credit Agreement imposes certain restrictions, including: (i) certain prohibitions on additional indebtedness, subject to certain exceptions, (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends, and capital expenditures. The annual limitations on cash dividends are as follows: $3,500,000 for 1997 and 1998, $4,000,000 for 1999 and 2000 and
$6,000,000 after 2000. The Credit Agreement is secured by substantially all of the Company's assets, a first lien mortgage on seven plant facilities and a pledge of the capital stock of substantially all of the Company's subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for primary manufacturers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance has historically been largely determined by the volume of metal it processes. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company also purchases material for processing and resale ("buy/sell business"). Tolling operations do not expose the Company to the risk of commodity price fluctuations and impose relatively low working capital demands since the Company does not own the material being processed. Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have historically had approximately the same level of profitability.

The following table shows the total pounds of metal melted, the percentage of total pounds melted represented by tolled metal, total revenues and total gross profit.

In thousands, except percentages:

                                  THREE MONTHS ENDED
                                        MARCH 31,
                                 --------------------
                                   1997        1996
                                 --------    --------
Pounds of metal melted            432,434     366,965
Percentage of pounds tolled            81%         88%
Revenues                         $ 82,528    $ 50,718
Gross profit                     $ 10,152    $  7,890

ACQUISITIONS

In January 1997, the Company completed the acquisitions of IMSAMET and Rock Creek. See NOTE C and NOTE D of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in PART I. IMSAMET owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona; which together have an annual melting capacity of approximately 440 million pounds. In addition, IMSAMET owns a 50% interest in a joint venture facility, adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake.

Rock Creek operates three facilities in Cleveland, Elyria and Rock Creek, Ohio. These facilities manufacture a variety of aluminum products and manufacture products that are eventually used as metallurgical additions in the steel making process such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. Rock Creek utilizes milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags.
In addition, Rock Creek manufactures a wide range of proprietary briquetted products and offers toll briquetting services. Rock Creek's facilities have a total annual capacity of approximately 150 million pounds.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

PRODUCTION: The Company melted 18% more metal for the first quarter of 1997 than it did in the first quarter of 1996. Aluminum processing at the Company's newest plant in Coldwater, Michigan (which began production in March 1997) and the IMSAMET facilities (which were acquired in January 1997) were the primary reasons for the increased production. With the exception of the Bedford, Indiana plant, the Company's other aluminum plants processed approximately the same amount of material in both quarters. The Bedford facility's processing volume declined due to a lack of UBC's to process at a profitable level. However, in March, the Company installed and began operating a new furnace in Bedford and is currently in the process of modifying this plant's existing furnaces. Both of these changes will enable the Bedford facility to process a wider variety of aluminum scrap such as dross, lessen its dependence on UBC processing and participate in the auto component market.

REVENUES: Revenues increased 63% in the first quarter of 1997 compared to the first quarter of 1996; the acquisitions of IMSAMET and Rock Creek and the new Coldwater, Michigan plant accounted for 76% of this increase in revenues. The remainder of the increase was primarily due to higher buy/sell business for the aluminum plants (exclusive of those plants acquired or built in the first quarter of 1997). As discussed above, increases in buy/sell business will generally result in a much higher increase in revenue than would an increase in tolling. The Company's buy/sell business revenues include the cost of the metal, the processing cost, and the Company's profit margin in the selling price; whereas, revenues associated with tolling only include the processing cost and the Company's profit margin. In 1997, the Company expects to have additional metal for sale due to operation of its salt cake processing facilities in Morgantown, Kentucky (built in 1996) and Goodyear, Arizona (acquired in 1997). The salt cake processing facilities process much of the Company's salt cake generated from its aluminum recycling plants and recover additional amounts of aluminum for resale. Tolling activity represented 81% of the Company's pounds melted for the first quarter 1997 as compared to 88% for the first quarter of 1996. Prior to 1997, materials processed for Rock Creek at the Company's Uhrichsville, Ohio facility were classified as tolling business, but after the Company acquired Rock Creek in January 1997, these pounds are now classified as buy/sell business.

GROSS PROFIT: Gross profits of $10,152,000 and $7,890,000 for the first quarters of 1997 and 1996, respectively, increased $2,262,000 or 29% in the first quarter of 1997. The January 1997 acquisitions of IMSAMET and Rock Creek accounted for 88% of the increase. In addition, the elimination of the operating loss at the Company's Corona, California plant, which was permanently closed in 1996, and higher aluminum prices, which improved the Company's buy/sell business (particularly at the Morgantown salt cake processing facility), also contributed to the higher gross profit in 1997.

SG&A EXPENSES: Selling, general and administrative expenses of $4,578,000 and $2,981,000 for the first quarters of 1997 and 1996, respectively, show an increase of $1,597,000 due primarily to employee severance accruals and higher employee, professional, consulting and selling costs associated with the 1997 acquisitions.

INTEREST: Net interest was an expense of $1,646,000 for the first quarter of 1997 which was 250% higher than 1996 first quarter net interest expense of $466,000. The increase in net interest expense was primarily due to a 132% increase in the amount of total debt outstanding in the first quarter of 1997 as compared to the first quarter of 1996. See "LIQUIDITY AND CAPITAL RESOURCES" below.

EXTRAORDINARY ITEM: In connection with the January 1997 acquisitions, the Company entered into a new Credit Agreement. A portion of the proceeds were used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 (net of income taxes of approximately $850,000) in the first quarter of 1997.

NET INCOME: Income before the provision for income taxes, minority interest and the extraordinary item was $3,958,000 for the first quarter of 1997 compared to $4,750,000, for the first quarter of 1996, as the increase in gross profit was offset by the increases in selling, general, administrative expense and interest expense. The Company's effective income tax rate was 40% for the first quarter of 1997 compared to 38% for the first quarter of 1996. Net income decreased to $962,000 for the first quarter of 1997 compared to $2,963,000 for the first quarter of 1996, due principally to the extraordinary item in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided cash of $9,066,000 and $3,650,000 during the first quarter of 1997 and 1996, respectively. Changes in the components of operating assets and liabilities (excluding investing and financing transactions) accounted for the majority of the difference. In the first quarter of 1997, changes in operating assets and liabilities generated $2,682,000 of cash, while in the first quarter of 1996, changes in operating assets and liabilities used $2,078,000 of cash. Most of this net change in operating assets and liabilities was due to the increase in processing volumes during the first quarter of 1997 which caused accounts payable to rise. Income before the extraordinary item for the first quarter of 1997, as discussed above, decreased to $2,280,000 compared to $2,963,000 for the first quarter of 1996, thereby decreasing net cash provided from operating activities. However, offsetting this decline was an increase in noncash charges of $1,339,000, most of which related to an increase in depreciation and amortization.

Net cash used by investing activities was $71,850,000 and $2,336,000 for the first quarters of 1997 and 1996, respectively. The increase was primarily due to the first quarter 1997 acquisition of IMSAMET. In addition, the Company's total cash payments for property, plant and equipment in the first quarter of 1997 were $12,008,000, compared to $2,256,000 spent in the first quarter of 1996. Capital expenditures for 1997 are expected to be approximately $34,000,000. The major projects include the construction of new aluminum recycling facilities in Coldwater, Michigan and Swansea, Wales, the relocation of the zinc recycling facility, the purchase of various environmental equipment and the expansion of an existing Company-owned landfill.

Net cash provided from financing activities was $58,525,000 in the first quarter of 1997 compared to $994,000 net cash used by from financing activities during the first quarter of 1996. In connection with the January 1997 acquisitions, the Company entered into a new $125,000,000 syndicated credit agreement ("Credit Agreement") with certain lenders, including Merrill Lynch & Co. and an affiliate (syndication agent) and TCB (administrative agent). The Company received $110,000,000 at the closing and used approximately $61,000,000 for acquisitions. The remaining $49,000,000 of the proceeds was used to retire substantially all of its outstanding debt as of December 31, 1996. The Credit Agreement provides for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan and a $20,000,000 revolving credit agreement. Of the $20,000,000 revolving credit agreement, $4,000,000 is to be used, as needed, by the Company for standby letters of credit. As of March 31, 1997, the Company had $6,100,000 in total borrowings outstanding under the revolving credit facility. In March 1997, the Company had $1,800,000 of standby letters of credit outstanding.

The credit facilities bear a fluctuating interest rate based on LIBOR or the prime rate, plus a credit margin which is based on the Company's rate of total debt to earnings before interest, taxes, depreciation and amortization. In order to reduce the floating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with TCB on April 7, 1997. Under the terms of the Rate Cap Transaction agreement, the floating interest rate for 40% of the term loan borrowings under the new Credit Agreement is capped at 8%. The costs associated with this Rate Cap Transaction will be amortized as interest expense over the four year term of the agreement. The term loan has a final maturity of seven years, and the revolving credit agreement has a final maturity of five years.

The new Credit Agreement imposes certain restrictions, including: (i) certain prohibitions on additional indebtedness, subject to certain exceptions, (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends, and capital expenditures. The annual limitations on cash dividends are as follows: $3,500,000 for 1997 and 1998, $4,000,000 for 1999 and 2000 and
$6,000,000 after 2000. The Credit Agreement is secured by substantially all of the Company's assets, a first lien mortgage on seven plant facilities and a pledge of the capital stock of substantially all of the Company's subsidiaries.

Financing activities also included a cash payment of $627,000 in dividends during the first quarter of 1997.

On May 8, 1996, the Company borrowed the net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant in Morgantown, which was completed in January 1996. In April 1997, the Company received additional net proceeds of $4,450,000 from the issuance of $4,600,000 of Solid Waste Disposal Facilities Revenue Bonds (Series
1997) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown and additional construction costs of its salt cake processing facility in Morgantown. The 1997 bonds bear a 7.45% interest rate and mature on May 1, 2022.

In an effort to minimize the effect of volatility of the price of aluminum on the Company's operations, during the first quarter of 1997, the Company entered into forward sale contracts and a series of put and call option contracts with a metals broker. These contracts cover the future selling prices on a portion of the aluminum to be generated by the Company's salt cake processing facility, and are settled in the month of the corresponding production. The contracts did not have a significant impact on the Company's results of operations for the quarter ended March 31, 1997.

At March 31, 1997, the relationship of current assets to current liabilities, or current ratio, was 1.75 to 1, compared to 2.58 to 1 at December 31, 1996. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company sells aluminum to Doehler-Jarvis, Inc. ("Doehler-Jarvis"), a subsidiary of Harvard. As of May 8, 1997, the Company had $3,915,000 of outstanding unsecured receivables from Doehler-Jarvis ($4,750,000 at March 31, 1997). Harvard has indicated that it intends to pay 100% of all pre-petition claims by vendors. While the Company currently believes that its exposure regarding Harvard's bankruptcy will not be material, no assurance can be given as to the amount and timing of the Company's ultimate recovery concerning its claims. The Company's revenues from Doehler-Jarvis totaled $8,838,000 and $17,490,000 for the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively. The majority of these revenues were from buy/sell business, and, in the first quarter of 1997, represented approximately 3% the Company's processing volumes. Therefore, the Company believes that the loss of this customer would not have a material effect on the Company's financial position or results of operations.

Both the acquisitions and the indebtedness incurred to finance these acquisitions and refinance existing Company debt in January 1997 have resulted in higher working capital requirements and increased debt service requirements for the Company. In addition, certain covenants contained in the Company's Credit Agreement restrict the aggregate amounts of expenditures for acquisitions and investments, as well as future capital expenditures in any fiscal year, that the Company may incur which may have the result of restricting the Company's alternatives for financing and implementing future growth opportunities. SEE "PART II, ITEM 2--CHANGES IN SECURITIES." Nonetheless, the Company believes that its cash on hand, the availability of funds under its credit facilities and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of earnings per share for the quarters ended March 31, 1997 and 1996 will not be material.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained herein in ITEM 2.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provision in that enacted legislation. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to the following: expectations of operating levels at the Company's facilities, expectations of the future mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, the price of aluminum on world markets, currency exchange fluctuations and future levels and timing of capital expenditures. Such statements are qualified by the following:

     Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including severe weather conditions such as those that prevailed in the first quarter of 1996, currency exchange rates and general economic and financial market conditions. The future mix of buy/sell vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 1997, and for the three months then ended prior to filing, and their report is included herein.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.


ITEM 2.   CHANGES IN SECURITIES

The credit facilities established pursuant to the Credit Agreement discussed under PART I, ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES" of this Form 10-Q contain covenants, representations and warranties by the Company and its guarantor subsidiaries, including (i) limitations on the ability to dispose of assets of the Company and subsidiaries or equity interest of subsidiaries,
(ii) limitations on acquisitions of unaffiliated businesses other than certain scheduled specified transactions and additional unscheduled acquisitions not to exceed $25,000,000 in the aggregate, (iii) restrictions on liens and indebtedness permitted to be incurred or assumed by the Company or its subsidiaries, other than as otherwise scheduled or permitted under the Credit Agreement, and (iv) restrictions on investments by the Company or its subsidiaries, except as permitted under the Credit Agreement.

The Credit Agreement also contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the Credit Agreement, then the Company is permitted to make cash dividend payments on its capital stock in an aggregate amount of up to $3,500,000 in 1997 and in 1998, $4,000,000 in 1999 and in 2000, and $6,000,000 in each fiscal year thereafter. No assurances can be given as to any future levels of dividends, if any, which may be declared or paid; decisions concerning the declaration and payment of dividends are made by the Company's Board of Directors and will be based upon the Company's level of earnings, cash flow, financial requirements, and economic and business conditions then prevailing, as well as other relevant factors. The Credit Agreement further contains provisions restricting the amounts of capital expenditures that the Company and its subsidiaries may make in any fiscal year ($38,000,000 in 1997 and $20,000,000 for each fiscal year thereafter). Finally, the Credit Agreement requires the Company to comply with certain financial covenants and ratios, including Leverage Ratio requirements, an interest coverage ratio, and a covenant requiring that certain minimum net worth amounts be maintained. See NOTE D--"LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" in PART I of this Form 10-Q.

The Company paid $626,643 in dividends during the first quarter of 1997.

In January 1997, the Company acquired all of the outstanding common stock of Rock Creek Aluminum, Inc. in exchange for 618,137 shares of the Company's common stock. The market value of the shares of the Company's common stock issued in this transaction was approximately $9,500,000. These shares were issued directly to the former shareholders of Rock Creek Aluminum in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act"), promulgated under Section 4(2) of the Securities Act. During the quarter ended March 31, 1997, the Company made no other sales of its equity securities that were not registered under the Securities Act.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

     10.1 Registration Rights Agreement dated as of January 21, 1997 among IMCO Recycling Inc. and the former shareholders of Rock Creek Aluminum, Inc.

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated as of January 21, 1997 under "Item 2--Acquisition or Disposition of Assets" and
     "Item 5--Other Events" reporting the purchase of the stock of IMSAMET, Inc. and the acquisition of Rock Creek Aluminum. Such current Report on Form 8-K was amended by the Company's for 8-K/A-1 dated April 4, 1997 and Form 8-K/A-2 dated April 4, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMCO Recycling Inc.


Date:  May 12, 1997                    By: /s/ ROBERT R. HOLIAN
                                          -----------------------------------
                                       Robert R. Holian
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of March 31, 1997, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1996, (not presented herein), and in our report dated January 30, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Dallas, Texas
May 12, 1997