Form 10-Q
period 1997-06-30
IMCO RECYCLING INC
filed 1997-08-12
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

                            Yes  X            No
                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on August 1, 1997.

                    Common Stock, $0.10 par value, 12,538,043
                    -----------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997          1996
                                                    -----------    ------------
                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  2,781     $  5,070
  Accounts receivable                                   46,927       33,655
  Inventories                                           16,596       11,847
  Deferred income taxes                                  1,567        1,462
  Other current assets                                   2,128        1,282
                                                      --------     --------
    Total Current Assets                                69,999       53,316
Property and equipment, net                            120,022       86,308
Intangible assets
  Goodwill, net of accumulated amortization of
    $2,970 and $4,607, respectively                     57,148        9,362
  Patents, net                                             140          171
                                                      --------     --------
                                                        57,288        9,533
Investments in affiliates                               14,704       14,187
Other assets, net                                        5,408        1,363
                                                      --------     --------
                                                      $267,421     $164,707
                                                      --------     --------
                                                      --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $ 21,860     $ 14,351
  Accrued liabilities                                    5,157        2,192
  Short-term debt                                            -        2,000
  Current maturities of long-term debt                   7,614        2,124
                                                      --------     --------
    Total Current Liabilities                           34,631       20,667
Long-term debt                                         115,391       48,202
Other long-term liabilities                              6,838        1,647
Deferred income taxes                                    6,214        5,856
Minority interest                                        5,459            -

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares
  authorized; none issued                                    -            -
Common stock; par value $.10; 20,000,000 shares
  authorized; 12,639,744 issued at June 30, 1997;
  12,017,914 issued at December 31, 1996                 1,264        1,202
Additional paid-in capital                              34,605       27,553
Retained earnings                                       64,296       61,021
Treasury stock, at cost; 105,101 shares at June 30,
  1997; 118,551 shares at December 31, 1996             (1,277)      (1,441)
                                                      --------     --------
    Total Stockholders' Equity                          98,888       88,335
                                                      --------     --------
                                                      $267,421     $164,707
                                                      --------     --------
                                                      --------     --------

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                     (in thousands, except per share data)


                                                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30,           ENDED JUNE 30,
                                                         --------------------    ---------------------
                                                           1997        1996        1997         1996
                                                         -------     --------    --------     --------
Revenues                                                 $76,600     $50,465     $159,127     $101,183
  Cost of sales                                           64,460      42,658      136,850       85,486
                                                         -------     -------     --------     --------
Gross profit                                              12,140       7,807       22,277       15,697

  Selling, general and administrative expense              4,236       2,888        8,799        5,869
  Interest expense                                         1,943         980        3,659        1,590
  Interest income                                           (110)       (238)        (179)        (382)
  Equity in earnings of affiliates                           (60)       (116)         (90)        (423)
                                                         -------     -------     --------     --------

Earnings before provision for income taxes,
  minority interest and extraordinary item                 6,131       4,293       10,088        9,043

Provision for income taxes                                 2,450       1,695        4,033        3,482
                                                         -------     -------     --------     --------

Earnings before minority interest
  and extraordinary item                                   3,681       2,598        6,055        5,561

Minority interest, net of provision for income taxes        (114)          -         (208)           -
                                                         -------     -------     --------     --------

Earnings before extraordinary item                         3,567       2,598        5,847        5,561

Extraordinary item                                             -           -       (1,318)           -
                                                         -------     -------     --------     --------

Net earnings                                             $ 3,567     $ 2,598     $  4,529     $  5,561
                                                         -------     -------     --------     --------
                                                         -------     -------     --------     --------

Net earnings per common share:
  Income before extraordinary item                       $  0.28     $  0.21     $   0.46     $   0.45
  Extraordinary item                                           -           -        (0.10)           -
                                                         -------     -------     --------     --------
  Net earnings                                           $  0.28     $  0.21     $   0.36     $   0.45
                                                         -------     -------     --------     --------
                                                         -------     -------     --------     --------

Dividends declared per common share                      $  0.05     $  0.05     $   0.10     $   0.10
                                                         -------     -------     --------     --------
                                                         -------     -------     --------     --------

Weighted average common and common
  equivalent shares outstanding                           12,844      12,377       12,732       12,387
                                                         -------     -------     --------     --------
                                                         -------     -------     --------     --------

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                         --------------------
                                                           1997         1996
                                                         --------     -------
OPERATING ACTIVITIES

Income before extraordinary item                         $  5,847     $ 5,561
Depreciation and amortization                               7,773       5,673
Provision for deferred income taxes                           254         448
Equity in earnings of affiliates                              (90)       (423)
Provision for doubtful accounts                               590          15
Other noncash charges                                         483          10
Changes in operating assets and liabilities
  (excluding investing and financing transactions):
  Accounts receivable                                          71        (721)
  Inventories                                                  32      (6,661)
  Other current assets                                       (654)       (294)
  Accounts payable and accrued liabilities                  2,314      (4,424)
  Accrued landfill closure costs                              250        (286)
                                                         --------     -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           16,870      (1,102)

INVESTING ACTIVITIES
Payments for property and equipment                       (19,026)     (4,480)
Acquisition of IMSAMET, Inc., net of cash acquired        (58,272)          -
Investment in joint venture                                     -     (13,240)
Other                                                      (1,722)        450
                                                         --------     -------
NET CASH USED BY INVESTING ACTIVITIES                     (79,020)    (17,270)

FINANCING ACTIVITIES
Net repayments of short-term borrowings                    (8,351)          -
Proceeds from issuance of long-term debt                  123,591      20,475
Repayments of long-term debt                              (54,106)     (1,061)
Debt issuance costs                                        (2,165)          -
Dividends paid                                             (1,253)     (1,183)
Other                                                       2,145         538
                                                         --------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  59,861      18,769
                                                         --------     -------

Net (decrease) increase in cash and cash equivalents       (2,289)        397
Cash and cash equivalents at January 1                      5,070       8,678
                                                         --------     -------
Cash and cash equivalents at June 30                     $  2,781     $ 9,075
                                                         --------     -------
                                                         --------     -------

SUPPLEMENTARY INFORMATION
Cash payments for interest                               $  4,797     $ 1,355
Cash payments for income taxes                           $  1,991     $ 6,398

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are:
(In thousands)

                              JUNE 30,     DECEMBER 31,
                                1997           1996
                              -------      -----------
Finished goods                $13,477        $ 8,642
Raw materials                   2,708          2,974
Supplies                          411            231
                              -------        -------
                              $16,596        $11,847
                              -------        -------
                              -------        -------


NOTE C - ACQUISITIONS

In January 1997, the Company acquired all of the outstanding common stock of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource Inc., for approximately $58,000,000 in cash, not including acquisition costs. IMSAMET operates and owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona. In addition, IMSAMET has a 50% interest in a joint venture facility, adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The estimated excess of the purchase price over the fair value of net assets acquired is $42,000,000 and is being amortized over forty years on a straight-line basis.

The preliminary allocation of the purchase price of IMSAMET is as follows (in thousands):

     Working capital                    $ 4,674
     Property and equipment              19,852
     Goodwill                            41,976
     Other noncurrent assets                914
     Noncurrent liabilities              (7,176)
                                        -------
     Total                              $60,240
                                        -------
                                        -------


The following table sets forth pro forma results of operations of the combined entities of the Company and IMSAMET for the three and six month periods ended June 30, 1996, assuming the acquisition had been consummated on January 1, 1996. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisition been consummated on such date or of future results of the combined companies under the ownership and management of the Company (in thousands, except per share amounts):

                                                               JUNE 30, 1996
                                                             ------------------
                                                              THREE      SIX
                                                             MONTHS     MONTHS
                                                              ENDED      ENDED
                                                             ------------------
     Revenues                                                $60,332   $120,062
     Gross profit                                            $ 9,768   $ 19,157
     Earnings before extraordinary item                      $ 2,778   $  5,365
     Earnings per common share before extraordinary item     $  0.22   $   0.43


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

Also in January 1997, the Company acquired in a privately-negotiated transaction all of the outstanding common stock of Rock Creek Aluminum, Inc. ("Rock Creek") in exchange for 618,137 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is $6,000,000 and is being amortized over forty years on a straight-line basis. Rock Creek owns and operates three Ohio facilities located in Cleveland, Elyria and Rock Creek. These facilities utilize milling, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags. The historical results of operations of Rock Creek were not material compared to the Company's results of operations.

NOTE D -  LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT

In connection with the January 1997 acquisitions, the Company entered into a new $125,000,000 syndicated credit agreement ("Credit Agreement") with certain lenders, including Merrill Lynch & Co., a Merrill Lynch & Co. affiliate as syndication agent and Texas Commerce Bank National Association as administrative agent ("TCB"). The Company received $110,000,000 at the closing and used approximately $61,000,000 in connection with the acquisitions. The remaining $49,000,000 of the proceeds was used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 (net of income taxes) in the first quarter of 1997.

The Credit Agreement provides for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan and a $20,000,000 revolving credit agreement. Of the $20,000,000 revolving credit agreement, $4,000,000 is to be used, as needed, by the Company for standby letters of credit. As of June 30, 1997, the Company had $97,965,000 in total borrowings outstanding under the term loan and $13,100,000 under the revolving credit facility. At June 30, 1997, the Company had $1,752,000 of standby letters of credit outstanding. The credit facilities bear a fluctuating interest rate based on LIBOR or the prime rate, plus a credit margin which is based on the Company's rate of total debt to earnings before interest, taxes, depreciation and amortization. The term loan has a final maturity of seven years, and the revolving credit agreement has a final maturity of five years.

The new Credit Agreement imposes certain restrictions, including: (i) certain prohibitions on additional indebtedness, subject to certain exceptions, (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends and capital expenditures. The annual limitations on cash dividends are as follows: $3,500,000 for 1997 and 1998, $4,000,000 for 1999 and 2000 and $6,000,000 after 2000. The Credit Agreement is secured by substantially all of the Company's assets, a first lien mortgage on seven plant facilities and a pledge of the capital stock of substantially all of the Company's subsidiaries.

In April 1997, the Company borrowed net proceeds of $4,450,000 from the issuance of $4,600,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds (Series 1997) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown and additional construction costs of its salt cake processing facility in Morgantown. The bonds bear a 7.45% per annum interest rate and mature on May 1, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Company is in the resource recovery industry and provides recycling services for primary manufacturers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance has historically been largely determined by the volume of metal it processes. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company also purchases material for processing and resale ("buy/sell business"). Tolling operations limit the Company's exposure to the risk of commodity price fluctuations and impose relatively low working capital demands since the Company does not own the material being processed. Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have historically had approximately the same level of profitability.

The following table shows the total pounds of metal melted, the percentage of total pounds melted represented by tolled metal, total revenues and total gross profit.

In thousands, except percentages:

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30,                 JUNE 30,
                               --------------------     --------------------
                                 1997        1996         1997        1996
                               --------    --------     --------    --------
Pounds of metal melted          489,880     372,080      922,314     739,045
Percentage of pounds tolled         84%         81%          83%         84%
Revenues                       $ 76,600    $ 50,465     $159,127    $101,183
Gross profit                   $ 12,140    $  7,807     $ 22,277    $ 15,697


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

PRODUCTION: For the three and six month periods ended June 30, 1997, the Company melted 32% and 25%, respectively, more metal than it did during the same periods in 1996. Aluminum processing at the Company's newest plant in Coldwater, Michigan (which began production in March 1997) and the IMSAMET facilities (which were acquired in January 1997) were the primary reasons for the increased production. With the exception of the Bedford, Indiana plant, the Company's other aluminum plants processed approximately the same amount of material in the first half of 1997 as compared to the first half of 1996. The Bedford facility's processing volume declined in the first quarter of 1997 due to a lack of used beverage containers (UBC's) to process at a profitable level. Bedford's second quarter production improved after the Company installed and began operating a new furnace in March; in addition, the Company is currently in the process of modifying Bedford's existing furnaces. Both of these changes will enable the Bedford facility to process a wider variety of aluminum scrap such as dross, lessen its dependence on UBC processing and participate in the auto component market.

REVENUES: In the first half of 1997, the Company's revenues increased 57% to $159,127,000 compared to 1996's first half revenues of $101,183,000. For the three months ended June 30, 1997, revenues increased 52% to $76,600,000 compared to $50,465,000 for the same period in 1996. The acquisitions of IMSAMET and Rock Creek and the new Coldwater, Michigan plant accounted for 98% and 86% of this increase in revenues for the three and six month periods ended June 30, respectively. The remainder of the increase was primarily due to the combination of higher aluminum selling prices and higher levels of buy/sell business for the aluminum plants (exclusive of those plants acquired or built in the first quarter of 1997). As discussed above, increases in buy/sell business will generally result in a much higher increase in revenue than would an increase in tolling. The Company's buy/sell business revenues include the cost of the metal, the processing cost, and the Company's profit margin in the selling price; whereas, revenues associated with tolling only include the processing cost and the Company's profit margin. During 1997, the Company has had additional metal for sale due to operation of its salt cake processing facilities in Morgantown, Kentucky (built in 1996) and Goodyear, Arizona (acquired in 1997). The salt cake processing facilities process much of the Company's salt cake generated from its aluminum recycling plants and recover additional amounts of aluminum for resale. Tolling activity represented 84% and 83% of the Company's pounds melted for the three and six month periods ending June 30, 1997 as compared to 81% and 84% for the respective periods in 1996. Prior to 1997, materials processed for Rock Creek at the Company's Uhrichsville, Ohio facility were classified as tolling business, but because the Company acquired Rock Creek in January 1997, these pounds are now classified as buy/sell business.

GROSS PROFIT: Gross profits were $22,277,000 for the first half of 1997, an increase of $6,580,000 or 42% over the first half of 1996. Gross profits for the three month period ended June 30, 1997 were $12,140,000, an increase of $4,333,000 or 56%. The January 1997 acquisitions of IMSAMET and Rock Creek and the new Coldwater plant accounted for 83% and 80% of the increases for the three and six month periods ended June 30, 1997 and 1996, respectively. In addition, the elimination of the operating loss at the Company's Corona, California plant, which was closed in 1996, and higher aluminum prices, which improved gross profits from the Company's buy/sell business, also contributed to the higher gross profit in 1997.

SG&A EXPENSES: Selling, general and administrative expenses were $4,236,000 for the three month period and $8,799,000 for the six month period ended June 30, 1997 compared to $2,888,000 and $5,869,000, respectively, for the same periods of 1996. The increases of $1,348,000 and $2,930,000, respectively, are primarily due to higher employee, professional, consulting and goodwill amortization expenses associated with the 1997 acquisitions.

INTEREST: Interest expense was $3,659,000 and $1,590,000 for the first halves of 1997 and 1996, respectively, an increase of 130%. Interest expense for the three month periods ended June 30, 1997 and 1996 was $1,943,000 and $980,000, respectively, an increase of 98%. The increases in interest expense were primarily due to the additional debt outstanding (due to borrowings in January 1997 to fund the IMSAMET acquisition) in the first six months of 1997 as compared to the same period of 1996. See "LIQUIDITY AND CAPITAL RESOURCES" below.

EXTRAORDINARY ITEM: In connection with the January 1997 acquisitions, the Company entered into a new Credit Agreement. A portion of the proceeds borrowed under this Agreement were used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 (net of income taxes of approximately $850,000) in the first quarter of 1997.

NET INCOME: Income before the provision for income taxes, minority interest and the extraordinary item increased 43% to $6,131,000 for the three month period ending June 30, 1997 compared to $4,293,000 for the same period in 1996 and increased 12% to $10,088,000 for the first half of 1997 compared to $9,043,000 for the first half of 1996. These increases in earnings were primarily due to higher gross profits which were partially offset by increases in selling, general and administrative expenses and interest expense. The Company's effective income tax rate was 40% for the three and six months ended June 30, 1997 compared to 39% for the same periods in 1996. As a result, net income increased to $3,567,000 for the three months ended June 30, 1997 from $2,598,000 for the same period in 1996. Net income decreased to $4,529,000 for the first half of 1997 compared to $5,561,000 for the first half of 1996, due principally to the extraordinary item in the first quarter of 1997 described above.


LIQUIDITY AND CAPITAL RESOURCES

Operations provided $16,870,000 of cash during the first half of 1997 and used $1,102,000 of cash during the first half of 1996. Changes in the components of operating assets and liabilities (excluding investing and financing transactions) accounted for the majority of the difference. In the first half of 1997, changes in operating assets and liabilities generated $2,013,000 of cash, while in the first half of 1996, changes in operating assets and liabilities used $12,386,000 of cash. The net change in operating assets and liabilities was primarily due to an increase in buy/sell activity which resulted in a significant usage of cash during the first half of 1996. Income before noncash charges increased $3,573,000 during the first half of 1997 compared to the first half of 1996, which increased net cash provided from operating activities.

Net cash used by investing activities was $79,020,000 and $17,270,000 for the first six months of 1997 and 1996, respectively. The increase was primarily due to the first quarter 1997 acquisition of IMSAMET. In addition, the Company's total payments for property, plant and equipment in the first half of 1997 were $19,026,000, compared to $4,480,000 spent in the first half of 1996. Capital expenditures for property, plant and equipment in 1997 are expected to be approximately $35,000,000. The major projects include the construction of new aluminum recycling facilities in Coldwater, Michigan and Swansea, Wales, the relocation of the Company's zinc recycling facility, the purchase of various environmental equipment and the expansion of an existing Company-owned landfill.

Net cash provided from financing activities was $59,861,000 in the first half of 1997 compared to $18,729,000 in the first half of 1996. In connection with the January 1997 acquisitions, the Company entered into a new $125,000,000 syndicated credit agreement ("Credit Agreement") with certain lenders, including Merrill Lynch & Co., a Merrill Lynch & Co. affiliate (syndication agent) and TCB (administrative agent). The Company received $110,000,000 at the closing and used approximately $61,000,000 for the IMSAMET and Rock Creek acquisitions. The remaining $49,000,000 of the proceeds was used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The Credit Agreement provides for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan and a $20,000,000 revolving credit agreement. Of the $20,000,000 revolving credit agreement, $4,000,000 is to be used, as needed, by the Company for standby letters of credit. As of June 30, 1997, the Company had $97,965,000 in total borrowings outstanding under the term loan and $13,100,000 in total borrowings outstanding under the revolving credit facility. In June 1997, the Company had $1,752,000 of standby letters of credit outstanding.

The credit facilities bear a fluctuating interest rate based on LIBOR or the prime rate, plus a credit margin which is based on the Company's rate of total debt to earnings before interest, taxes, depreciation and amortization. In order to reduce the floating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with TCB on April 7, 1997. Under the terms of the Rate Cap Transaction agreement, the floating interest rate for 40% of the term loan borrowings under the new Credit Agreement is capped at 8% per annum. The costs associated with this Rate Cap Transaction will be amortized as interest expense over the four year term of the agreement. The term loan has a final maturity of seven years, and the revolving credit agreement has a final maturity of five years.

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

Financing activities also included cash payments of $1,253,000 in dividends during the first half of 1997.

On May 8, 1996, the Company borrowed the net proceeds of approximately $5,569,000 from the issuance of $5,740,000 principal amount of Solid Waste Disposal Facilities Revenue Bonds (Series 1996) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant in Morgantown, which was completed in January 1996. In April 1997, the Company received additional net proceeds of $4,450,000 from the issuance of $4,600,000 of Solid Waste Disposal Facilities Revenue Bonds (Series 1997) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown and additional construction costs of its salt cake processing facility in Morgantown. The indebtedness under the 1997 bonds bears interest at the rate of 7.45% per annum and matures on May 1, 2022.

In an effort to minimize the effect of volatility of the price of aluminum on the Company's operations, during the first quarter of 1997, the Company entered into forward sale contracts and a series of put and call option contracts with a metals broker. These contracts cover the future selling prices on a portion of the aluminum to be generated by the Company's salt cake processing facility, and are settled in the month of the corresponding production. The contracts did not have a significant impact on the Company's results of operations for the three and six month periods ended June 30, 1997.

At June 30, 1997, the relationship of current assets to current liabilities, or current ratio, was 2.02 to 1, compared to 2.58 to 1 at December 31, 1996. Working capital will fluctuate as the mix of buy/sell business and tolling business changes relative to the total business, for the reasons discussed above.

On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company sells aluminum to Doehler-Jarvis, Inc. ("Doehler-Jarvis"), a subsidiary of Harvard. As of May 8, 1997, the Company had $3,915,000 of outstanding unsecured receivables from Doehler-Jarvis ($3,395,000 net of a $500,000 reserve for collectibility at June 30, 1997). Harvard has indicated that it intends to pay 100% of all pre-petition claims by vendors. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, concerning its claims. The Company's revenues from Doehler-Jarvis totaled $12,955,000 and $17,490,000 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. The Company believes that the loss of this customer would not have a material adverse effect on the Company's financial position or results of operations.

Both the acquisitions and the indebtedness incurred to finance the acquisitions and refinance the existing Company debt in January 1997 have resulted in higher working capital requirements and increased debt service requirements for the Company. In addition, certain covenants contained in the Company's Credit Agreement restrict the aggregate amounts of expenditures for acquisitions and investments, as well as future capital expenditures in any fiscal year, that the Company may incur, which may have the result of restricting the Company's alternatives for financing and implementing future growth opportunities. Nonetheless, the Company believes that its cash on hand, the availability of funds under its credit facilities and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.


NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of earnings per share for the quarter and six month periods ended June 30, 1997 and 1996 is not expected to be material.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained herein in ITEM 2.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provision
in that enacted legislation.   These statements are based on current
expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to the following: expectations of operating levels at the Company's facilities, expectations of the future mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, collectibility of receivables, effects of future costs, the price of aluminum on world markets, currency exchange fluctuations and future levels and timing of capital expenditures. Such statements are qualified by the following:

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


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 1997, and for the three and six month periods then ended prior to filing, and their report is included herein.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

During the period covered by this report, the Company made no unregistered sales of its equity securities. The Company paid $626,732 in dividends during the second quarter of 1997.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 13, 1997, at which the election of two Class II Directors, the appointment of Ernst & Young LLP as the Company's independent public accountants for 1997 and amendments to the Company's Annual Incentive Program were considered. John
J. Fleming was re-elected as a director and received 9,160,461 votes for his election, with 389,086 votes withheld. Don Navarro was re-elected as a director and received 9,160,861 votes for his election, with 388,686 votes withheld. In addition to Messrs. Fleming and Navarro, the following directors continued in office: J.M. Brundrett, Ralph L. Cheek, Thomas A. James, Don V. Ingram and Jack C. Page. Ernst & Young LLP was ratified as independent accountants for the Company for 1997 and received 9,509,774 votes for their ratification, 10,641 votes against and 29,132 votes abstaining.
The amendments to the Company's Annual Incentive Program were approved with 9,107,520 votes in favor of approval, 400,541 votes against and 41,486 votes abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

    10.1  IMCO Recycling Inc. 1992 Stock Option Plan, as amended
          December 15, 1994; February 28, 1996; February 25, 1997 and
          May 13, 1997

    10.2 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997; April 1, 1997 and May 13, 1997

    15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

    27    Financial Data Schedule

(b) Reports on Form 8-K

    None.





                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMCO Recycling Inc.


Date: August 11, 1997                  By: /s/ Robert R. Holian
                                           ------------------------------
                                           Robert R. Holian
                                           Vice President and Controller
                                           (Principal Accounting Officer)