Form 10-Q
period 1997-09-30
IMCO RECYCLING INC
filed 1997-11-13
CIK 202890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on November 4, 1997.

                    Common Stock, $0.10 par value, 14,855,824
                    -----------------------------------------

PART 1  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1997           1996
                                                                    ---------       ---------
                                                                  (UNAUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $   3,753       $   5,070
  Accounts receivable                                                  42,991          33,655
  Inventories                                                          14,669          11,847
  Deferred income taxes                                                 1,430           1,462
  Other current assets                                                  1,707           1,282
                                                                    ---------       ---------
      Total current assets                                             64,550          53,316
Property and equipment, net                                           124,176          86,308
Intangible assets
  Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $3,476 at
      September 30, 1997 and $4,607 December 31, 1996                  57,026           9,362
  Patents, net                                                            125             171
                                                                    ---------       ---------
      Total intangible assets, net                                     57,151           9,533
Investments in joint ventures                                          14,639          14,187
Other assets, net                                                       7,959           1,363
                                                                    ---------       ---------
                                                                    $ 268,475       $ 164,707
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $  18,642       $  14,351
  Accrued liabilities                                                  10,048           2,192
  Short-term debt                                                          --           2,000
  Current maturities of long-term debt                                  8,831           2,124
                                                                    ---------       ---------
      Total current liabilities                                        37,521          20,667
Long-term debt                                                        110,824          48,202
Other long-term liabilities                                             6,148           1,647
Deferred income taxes                                                   5,508           5,856
Minority interests                                                      5,951              --
STOCKHOLDERS' EQUITY
  Preferred stock; par value $.10; 8,000,000 shares
      authorized; none issued                                              --              --
  Common stock; par value $.10; 20,000,000 shares authorized;
      12,641,744 issued at September 30, 1997; 12,017,914
      issued at December 31, 1996                                       1,264           1,202
  Additional paid-in capital                                           34,654          27,553
  Retained earnings                                                    67,801          61,021
  Treasury stock, at cost; 98,401 shares at September 30,
      1997; 118,551 shares at December 31, 1996                        (1,196)         (1,441)
                                                                    ---------       ---------
      Total stockholders' equity                                      102,523          88,335
                                                                    ---------       ---------
                                                                    $ 268,475       $ 164,707
                                                                    =========       =========

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                           -----------------------       -------------------------
                                                             1997            1996           1997             1996
                                                           --------       --------       ---------       ---------

Revenues                                                   $ 77,461       $ 53,689       $ 236,588       $ 154,872
Cost of sales                                                64,618         51,064         201,468         136,550
                                                           --------       --------       ---------       ---------
  Gross profit                                               12,843          2,625          35,120          18,322
Selling, general and administrative expense                   4,293          2,695          13,092           8,564
Interest expense                                              1,937            969           5,596           2,559
Interest income                                                (113)          (137)           (292)           (519)
Equity in (earnings) loss of affiliates                        (272)           103            (362)           (320)
                                                           --------       --------       ---------       ---------
Earnings (loss) before provision for (benefit of)
  income taxes, minority interests and
  extraordinary item                                          6,998         (1,005)         17,086           8,038
Provision for (benefit of) income taxes                       2,757           (207)          6,789           3,275
                                                           --------       --------       ---------       ---------
Earnings (loss) before minority interests and
  extraordinary item                                          4,241           (798)         10,297           4,763
Minority interests, net of provision for income taxes           110             --             319              --
                                                           --------       --------       ---------       ---------
Earnings (loss) before extraordinary item                     4,131           (798)          9,978           4,763
Extraordinary item                                               --             --          (1,318)             --
                                                           --------       --------       ---------       ---------
Net earnings (loss)                                        $  4,131       $   (798)      $   8,660       $   4,763
                                                           ========       ========       =========       =========

Net earnings (loss) per common share:
  Earnings (loss) before extraordinary item                $   0.32       $  (0.07)      $    0.78       $    0.39
  Extraordinary item                                             --             --           (0.10)             --
                                                           --------       --------       ---------       ---------
  Net earnings (loss)                                      $   0.32       $  (0.07)      $    0.68       $    0.39
                                                           ========       ========       =========       =========

Dividends declared per common share                        $   0.05       $   0.05       $    0.15       $    0.15
                                                           ========       ========       =========       =========

Weighted average common and common
  equivalent shares outstanding                              12,994         12,009          12,814          12,335
                                                           ========       ========       =========       =========

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                              1997             1996
                                                            ---------       --------

OPERATING ACTIVITIES
Earnings before extraordinary item                          $   9,978       $  4,763
Depreciation and amortization                                  11,673          8,591
Provision for (benefit of) deferred income taxes                 (315)           631
Equity in earnings of affiliates                                 (362)          (320)
Provision for doubtful accounts                                   635             23
Other noncash charges                                             649              9
Provision for plant closure                                        --          3,577
Changes in operating assets and liabilities (excluding
  investing and financing transactions):
    Accounts receivable                                         1,074         (2,911)
    Inventories                                                 1,959         (7,957)
    Other current assets                                          (55)          (152)
    Accounts payable and accrued liabilities                    2,526         (3,793)
    Accrued landfill closure costs                                386           (200)
                                                            ---------       --------
Net cash from operating activities                             28,148          2,261

INVESTING ACTIVITIES
Payments for property and equipment                           (26,919)        (9,105)
Acquisition of IMSAMET, Inc., net of cash acquired            (57,732)            --
Investment in VAW-IMCO joint venture                              (98)       (13,301)
Other                                                          (1,051)           419
                                                            ---------       --------
Net cash used by investing activities                         (85,800)       (21,987)

FINANCING ACTIVITIES
Net repayments of short-term borrowings                        (8,351)            --
Proceeds from issuance of long-term debt                      121,591         20,475
Principal payments of long-term debt                          (55,460)        (1,593)
Debt issuance costs                                            (2,185)            --
Dividends paid                                                 (1,881)        (1,778)
Other                                                           2,621            844
                                                            ---------       --------
Net cash from financing activities                             56,335         17,948
                                                            ---------       --------
Net decrease in cash and cash equivalents                      (1,317)        (1,778)
Cash and cash equivalents at January 1                          5,070          8,678
                                                            ---------       --------
Cash and cash equivalents at September 30                   $   3,753       $  6,900
                                                            =========       ========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                  $   6,971       $  1,466
Cash payments for income taxes                              $   2,576       $  7,440

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are:
(In thousands)

                               SEPTEMBER 30,            DECEMBER 31,
                                   1997                     1996
                             ----------------        ---------------

Finished goods               $          9,440        $         8,642
Raw materials                           4,641                  2,974
Supplies                                  588                    231
                             ----------------        ---------------
                             $         14,669        $        11,847
                             ================        ===============

NOTE C - ACQUISITIONS

In January 1997, the Company acquired all of the capital stock of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource, Inc., for approximately $58,000,000 in cash, not including acquisition costs. IMSAMET operates and owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona. In addition, IMSAMET has a 50% interest in a joint venture facility adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The estimated excess of the purchase price over the fair value of net assets acquired is $42,000,000 and is being amortized over forty years on a straight-line basis. The Company's consolidated results include the operations of IMSAMET since the date of acquisition.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

The preliminary allocation of the purchase price of IMSAMET is as follows (in thousands):

Working capital                                                             $     4,674
Property and equipment                                                           19,852
Goodwill                                                                         41,976
Other noncurrent assets                                                             914
Noncurrent liabilities                                                           (7,176)
                                                                            -----------
Total                                                                       $    60,240
                                                                            ===========

The following table sets forth pro forma results of operations of the combined entities of the Company and IMSAMET for the three and nine month periods ended September 30, 1996, assuming the acquisition had been consummated on January 1, 1996. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisition been consummated on such date or of future results of the combined companies under the ownership and management of the Company (in thousands, except per share amounts):

                                                                     SEPTEMBER 30, 1996
                                                                ----------------------------
                                                                THREE MONTHS    NINE MONTHS
                                                                    ENDED          ENDED
                                                                ----------------------------

Revenues                                                            $62,411      $182,474
Gross profit                                                        $ 4,133      $ 23,289
Earnings before extraordinary item                                  $  (877)     $  4,344
Earnings per common share before extraordinary item                 $ (0.07)     $   0.35

The table above reflects certain pro forma adjustments including additional depreciation expense as a result of the increased basis of the fixed assets acquired, additional amortization expense related to the goodwill recorded, a reduction in general and administrative expenses for the elimination of duplicate corporate offices, additional interest expense related to debt incurred on the IMSAMET acquisition (see NOTE D) and adjustments for related income taxes and minority interest.

Also in January 1997, the Company acquired in a privately-negotiated transaction all of the capital stock of Rock Creek Aluminum, Inc. ("Rock Creek") in exchange for 618,137 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is $6,000,000 and is being amortized over forty years on a straight-line basis. Rock Creek owns and operates two Ohio facilities located in Elyria and Rock Creek. These facilities utilize

                      IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997

milling, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags. The historical results of operations of Rock Creek were not material compared to the Company's historical results of operations.

On September 18, 1997, the Company announced that it had entered into a non-binding letter of intent to acquire all of the capital stock of Alchem Aluminum, Inc. ("Alchem") in exchange for cash and 1,208,339 shares of the Company's common stock (the "Alchem Acquisition"). The shares of Common Stock to be issued to the Alchem shareholders will be contractually restricted from resale for periods of up to three years, and the Company plans to agree to grant the Alchem shareholders certain registration rights with respect to such shares of common stock. The amount of cash to be paid will be determined by deducting the aggregate amount of Alchem's obligations for borrowed money outstanding as of the closing date of the acquisition from $26,250,000. As of September 30, 1997, the amount of Alchem's indebtedness for borrowed money outstanding was $12,115,000. The acquisition will be accounted for using the purchase method of accounting.

Alchem is a producer of specification aluminum alloys for automotive manufacturers and their suppliers and has been operating its facility located in Coldwater, Michigan since 1972. Alchem and the Company have also been operating under a joint venture agreement entered into in October 1995 to construct and operate an aluminum recycling plant adjacent to Alchem's processing facility in Coldwater. This joint venture plant began operating in the first quarter of 1997 and was fully completed in October 1997.

The closing of the Alchem Acquisition is subject to the conditions contained in the letter of intent and in the definitive acquisition agreement to be entered into in connection with the acquisition. Although the Company believes that such conditions will be fully satisfied on or before the anticipated closing date of the Alchem Acquisition (on or about November 14, 1997), many of these conditions are beyond the control of the Company, and there can be no assurance of when or whether the closing of the Alchem Acquisition will occur. Closing conditions will include the satisfaction of usual and customary closing conditions, including the absence of any injunction or other legal restraint, the consent of third parties and governmental entities, the accuracy in all material respects of the representations and warranties made in the definitive acquisition agreement and the performance of pre-closing agreements.

NOTE D - LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT

In connection with the January 1997 acquisitions (see NOTE C), the Company entered into a new $125,000,000 syndicated credit agreement (the "Credit Agreement") with certain lenders, including Merrill Lynch & Co. as syndication agent and Texas Commerce Bank National Association as administrative agent ("TCB"). The Company received $110,000,000 at the closing and used approximately $61,000,000 for the IMSAMET acquisition. The remaining

                      IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997

$49,000,000 of the proceeds was used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 (net of income taxes) in the first quarter of 1997.

The Credit Agreement provided for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan, with a final maturity of seven years, and a $20,000,000 revolving credit facility, with a final maturity of five years. Of the $20,000,000 revolving credit facility, $4,000,000 was to be used, as needed, by the Company for standby letters of credit. As of September 30, 1997, the Company had $96,755,000 in total borrowings outstanding under the term loan and $11,100,000 under the revolving credit facility.

On November 5, 1997, the Company amended and restated the terms of the Credit Agreement with its lenders (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a reducing revolving credit facility of up to $200,000,000, which allows the Company to consolidate the unpaid amount of its then-outstanding indebtedness of $96,755,000 and $15,100,000 under the original Credit Agreement's term loan and revolving credit facilities, respectively, and will permit the company to acquire Alchem (see NOTE C). The Company expects to fund the cash portion of the Alchem Acquisition and repay a portion of Alchem's outstanding indebtedness from borrowings under the Amended and Restated Credit Agreement. In addition, up to $12,000,000 available under the Amended and Restated Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Amended and Restated Credit Agreement will mature in December 2003. The Amended and Restated Credit Agreement provides that the maximum amount of commitments under the facility will be reduced on an annual basis beginning in December 1999, so that by December 31, 2002, the maximum amount of aggregate commitments may not exceed $100,000,000. As of November 11, 1997, the Company had $73,325,000 of
indebtedness outstanding under the Amended and Restated Credit Agreement. Indebtedness under the Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company must pay a commitment fee for unborrowed amounts available under the reducing revolving facility at a rate based upon the Company's ratio of debt to total capitalization.

In order to reduce the fluctuating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with TCB on April 7, 1997. Under the terms of the Rate Cap Transaction agreement, the floating interest rate for 40% of the term loan borrowings under the Credit Agreement was capped at 8% per annum. The costs associated with this Rate Cap Transaction will be amortized as interest expense over the four year term of the agreement. As of November 11, 1997, the floating interest rate was capped at 8% per annum for 55% of the total borrowings under the new Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement imposes certain restrictions, including: (i) a prohibition of certain additional indebtedness (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends, capital expenditures, acquisitions of businesses and

                      IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997

dispositions of assets. The annual limitations on cash dividends are as follows:
$4,000,000 for 1997, $5,000,000 for 1998, $6,000,000 per year for 1999 and 2000, and $8,000,000 for each year after 2000. The indebtedness under the Amended and Restated Credit Agreement is secured by substantially all of the Company's assets, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

At September 30, 1997, the Company had standby letters of credit outstanding with TCB and American National Bank and Trust Company in the amounts of $1,221,000 and $1,044,000, respectively.

In April 1997, the Company borrowed $4,600,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1997) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown and additional construction costs of its salt cake processing facility in Morgantown. The bonds bear a 7.45% per annum interest rate and mature on May 1, 2022.

NOTE E - LONG-TERM RECEIVABLE

On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis"), had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company sells aluminum to Doehler-Jarvis. At September 30, 1997, the Company had $3,530,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims. The Company's revenues from Doehler-Jarvis totaled $17,490,000 and $12,350,000 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The Company believes that the loss of this customer will not have a material adverse effect on the Company's financial position or results of operations.

NOTE F - COMMON STOCK OFFERING

On November 4, 1997, the Company issued and sold 2,300,000 shares of its Common Stock through an underwritten public offering (the "Offering") at a price to public of $18.00 per share. The Company received net proceeds of approximately $38,830,000, after deducting underwriting discounts and commissions and Offering expenses. The Company used the net proceeds to reduce outstanding indebtedness originally incurred under the Credit Agreement in January 1997--see NOTES C and
D. On November 10, 1997, the underwriters exercised an option to purchase up to 345,000 additional shares of Common Stock solely to cover over-allotments in connection with the Offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a participant in the resource recovery industry and provides recycling services for primary manufacturers of metal. The Company's principal activity involves the recycling of aluminum and aluminum scrap and by-products. The Company also recycles magnesium and zinc. The Company's financial performance has historically been largely determined by the volume of metal it processes. The largest portion of the Company's business is the processing of customer-owned material for a fee (a service called "tolling"). In addition to tolling, the Company also purchases material for processing and resale ("buy/sell business"). Tolling operations limit the Company's exposure to the risk of commodity price fluctuations and impose relatively low working capital demands, since the Company does not own the material being processed. Both the Company's tolling fees per pound recycled and the selling price of metal it owns, recycles and sells for its own account are included in revenues. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period while generally not significantly affecting total gross profit, because both types of transactions have historically had approximately the same level of profitability.

The following table shows the total pounds of metal melted, the percentage of total pounds melted represented by tolled metal, total revenues and total gross profit.

In thousands, except percentages:

                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                     ------------------------------  ----------------------------------
                                          1997            1996             1997              1996
                                     --------------  --------------  ----------------  ----------------

Pounds of metal melted                     508,417         365,387         1,430,727         1,104,431
Percentage of pounds tolled                     84%             82%               84%               84%
Revenues                                   $77,461         $53,689          $236,588          $154,872
Gross profit                               $12,843        $  2,625         $  35,120         $  18,322

ACQUISITIONS

In January 1997, the Company completed the acquisitions of IMSAMET and Rock Creek. See NOTES C and D of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in ITEM
I. IMSAMET owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona, which together have an annual melting capacity of approximately 420 million pounds. In addition, IMSAMET owns a 50% interest in a joint venture facility adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake.

Rock Creek operates two Ohio facilities in Elyria and Rock Creek. These facilities manufacture a variety of aluminum products that are eventually used as metallurgical additions in the steel making process such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. Rock Creek utilizes milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags. In addition, Rock Creek manufactures a wide range of proprietary briquetted products and offers toll briquetting services. Rock Creek's facilities have a total annual capacity of approximately 150 million pounds.

On September 18, 1997, the Company announced that it had entered into a non-binding letter of intent to acquire all of the capital stock of Alchem--see NOTE C of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in ITEM I. Alchem is a producer of specification aluminum alloys for automotive manufacturers and their suppliers and has been operating its facility located in Coldwater, Michigan since 1972. Alchem and the Company have also been operating under a joint venture agreement entered into in October 1995 to construct and operate an aluminum recycling plant adjacent to Alchem's processing facility in Coldwater. This joint venture plant began operating in the first quarter of 1997 and was fully completed in October 1997. Alchem's facility has an annual melting capacity of 180 million pounds; the joint venture facility with the Company has an annual capacity of 150 million pounds. The Alchem Acquisition will permit the Company to increase its participation in the automotive industry, broaden its customer base and expand its product range to include specification alloys. After giving effect to the Alchem Acquisition, the Company estimates that approximately 30% of its annual domestic capacity will be dedicated to supplying the transportation sector. The Alchem Acquisition is expected to increase the Company's total annual processing capacity in 1998 to approximately 2.6 billion pounds.

The closing of the Alchem Acquisition is subject to the conditions contained in the letter of intent and in the definitive acquisition agreement to be entered into in connection with the acquisition. Although the Company believes that such conditions will be fully satisfied on or before the anticipated closing date of the Alchem Acquisition (on or about November 14, 1997), many of these conditions are beyond the control of the Company and there can be no assurance of when or whether the closing of the Alchem Acquisition will occur. Closing conditions will include the satisfaction of usual and customary closing conditions, including the absence of any injunction or other legal restraint, the consent of third parties and governmental entities, the accuracy in all material respects of the representations and warranties made in the definitive acquisition agreement and the performance of pre-closing agreements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

PRODUCTION: For the three and nine month periods ended September 30, 1997, the Company melted 39% and 30%, respectively, more metal than it did during the same periods in 1996. Aluminum processing at the Company's newest plant in Coldwater, Michigan (which began production in the first quarter of 1997) and the IMSAMET facilities (which were acquired in January 1997) were the primary reasons for the increased production. With the exception of its Loudon, Tennessee plant, the Company's other aluminum facilities processed approximately the same amount of material in the both the three and nine month periods ended September 30, 1997 as they did during the same periods of 1996. The Loudon facility had higher volumes in both the three and nine month periods ended September 30, 1997 primarily due to increased customer demand.

REVENUES: In the first nine months of 1997, the Company's revenues totaled $236,588,000 which was 53% higher than revenues of $154,872,000 for the same period in 1996. For the three months ended September 30, 1997, revenues increased 44% to $77,461,000 compared to $53,689,000 for the same period in 1996. The acquisitions of IMSAMET and Rock Creek and operations at the new Coldwater, Michigan plant accounted for most of the increase in both the three and nine month periods ended September 30, 1997. The remainder of the increase was primarily due to the combination of higher aluminum selling prices and higher levels of buy/sell business for the aluminum plants (exclusive of those plants acquired or built in the first quarter of 1997). As discussed above, increases in buy/sell business will generally result in a larger increase in revenue than would an increase in tolling. The Company's buy/sell business revenues include the cost of the metal, the processing cost, and the Company's profit margin in the selling price, whereas revenues associated with tolling only include the processing cost and the Company's profit margin. During 1997, the Company has had additional metal for sale due to the operation of its salt cake processing facilities in Morgantown, Kentucky (built in 1996) and Goodyear, Arizona (acquired in 1997). These salt cake processing facilities process much of the Company's salt cake generated from its aluminum recycling plants and recover additional amounts of aluminum for resale. Tolling activity represented 84% of the Company's pounds melted for both the three and nine month periods ending September 30, 1997, compared to 82% and 84% for the respective periods in 1996. Prior to 1997, materials processed for Rock Creek at the Company's Uhrichsville, Ohio facility were classified as tolling business, but because the Company acquired Rock Creek in January 1997, these pounds are now classified as buy/sell business.

GROSS PROFIT: Gross profits were $35,120,000 for the nine months ended September 30, 1997, an increase of $16,798,000 or 92% over the same period of 1996. Gross profits for the three month period ended September 30, 1997 were $12,843,000, an increase of $10,218,000 or 389% over gross profits for the third quarter of 1996. The January 1997 acquisitions of IMSAMET and Rock Creek and operations at the new Coldwater plant accounted for 31% and 52% of the increases in gross profits for the three and nine month periods ended September 30, 1997 and 1996, respectively. In addition, gross profits for the three and nine month periods ended September 30, 1997 were higher due to (i) the elimination of the operating loss from the Company's Corona, California plant, which was closed in the third quarter of 1996, (ii) higher aluminum prices, which increased margins from the Company's buy/sell business, and (iii) improved plant operating efficiencies.

SG&A EXPENSES: Selling, general and administrative expenses were $4,293,000 for the three month period and $13,092,000 for the nine month period ended September 30, 1997 compared to $2,695,000 and $8,564,000, respectively, for the same periods in 1996. The increases of $1,598,000 and $4,528,000, for the three and nine month periods, respectively, were primarily due to higher employee, professional, consulting and goodwill amortization expenses resulting from the 1997 acquisitions.


INTEREST: Interest expense was $5,596,000 for the first nine months of 1997, or 119% higher than $2,559,000 for the first nine months of 1996. Interest expense for the three month periods ended September 30, 1997 and 1996 was $1,937,000 and $969,000, respectively, an increase of 100%. The increases in interest expense were primarily the result of additional debt outstanding in the first nine months of 1997 (due to the borrowings in January 1997 to fund the IMSAMET acquisition), compared to the same period of 1996. See "LIQUIDITY AND CAPITAL RESOURCES" below and NOTE D of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in ITEM 1.

EXTRAORDINARY ITEM: In connection with the January 1997 acquisitions, the Company borrowed funds under the Credit Agreement. See "LIQUIDITY AND CAPITAL RESOURCES" below and NOTE D of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in
ITEM 1. A portion of the sums borrowed under the Credit Agreement was used to retire substantially all of the Company's then-outstanding indebtedness prior to its stated maturity. The early debt retirement generated an extraordinary loss of $1,318,000 (net of income taxes of $878,000) in the first quarter of 1997.

NET EARNINGS/(LOSS): Earnings before the provision for income taxes, minority interests and extraordinary item increased to $6,998,000 for the three month period ended September 30, 1997 compared to a loss of $1,005,000 for the same period in 1996 and increased 113% to $17,086,000 for the first nine months of 1997 compared to $8,038,000 for the first nine months of 1996. The third quarter 1996 results reflected special charges of $4,177,000 in cost of sales, resulting from the Company's decision to close its California facility and the closure of the first cell of its solid waste landfill in Morgantown, Kentucky. Before these charges, net earnings before the provision for income taxes, minority interests and extraordinary item were $3,172,000 and $12,215,000, respectively, for the three and nine months ended September 30, 1996.

These increases in earnings before the special charges were the result of higher gross profits, which were partially offset by increases in selling, general and administrative expenses and interest expense. The Company's effective income tax rate was 40% for the nine months ended September 30, 1997 compared to 41% for the same period in 1996. As a result, net earnings were $4,131,000 for the three months ended September 30, 1997 compared to a net loss of $798,000 for the same period in 1996. Net earnings were $8,660,000 for the first nine months of 1997 compared to $4,763,000 for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided $28,148,000 of cash during the first nine months of 1997 compared to $2,261,000 of cash provided during the same period of 1996. Changes in the components of operating assets and liabilities (excluding investing and financing transactions) accounted for the majority of this difference. During the nine months ended September 30, 1997, changes in operating assets and liabilities generated $5,890,000 of cash, while in the first nine months of 1996, changes in operating assets and liabilities used $15,013,000 of cash. The net change in operating assets and liabilities was primarily due to increased buy/sell activities in 1996, which resulted in a significant use of cash during the first nine months of 1996. Income before noncash charges increased $5,215,000 during the first nine months of 1997 compared to the same period of 1996, which also had the effect of increasing net cash provided from operating activities. In addition, the increase in depreciation and amortization charges of $3,082,000 during the nine months ended September 30, 1997 compared to the same period in 1996 contributed to the overall increase. At September 30, 1997, the relationship of current assets to current liabilities, or current ratio, was
1.72 to 1, compared to 2.58 to 1 at December 31, 1996.

For the reasons discussed above, working capital fluctuates as the mix of buy/sell business and tolling business changes. The Company's working capital requirements are expected to increase for the remainder of 1997 and in 1998 due to anticipated higher levels of buy/sell business and increased processing volumes due to the acquisitions of IMSAMET and Rock Creek, the pending Alchem Acquisition and the initial operation of the new plant in Swansea, Wales. Nonetheless, the Company believes that its cash on hand, the availability of funds under its amended and restated credit facilities and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.

During the nine months ended September 30, 1997, net cash used by investing activities increased 290% to $85,800,000 compared to $21,987,000 for same period in 1996. The increase was primarily a result of the first quarter 1997 acquisition of IMSAMET. In addition, the Company's total payments for property, plant and equipment in the first nine months of 1997 increased 196% to $26,919,000 compared to $9,105,000 spent in the same period of 1996. Capital expenditures for property, plant and equipment in 1997 are expected to be approximately $35,000,000. Major projects include the construction of new aluminum recycling facilities in Coldwater, Michigan and Swansea, Wales, the relocation of the Company's zinc recycling facility, the purchase of environmental equipment and the expansion of an existing Company-owned landfill.

Net cash provided from financing activities increased 214% to $56,335,000 in the first nine months of 1997 compared to $17,948,000 in the first nine months of 1996. In connection with its January 1997 acquisitions, the Company entered into the Credit Agreement with certain lenders, borrowing $110,000,000 at the closing and using approximately $61,000,000 for the IMSAMET acquisition and $49,000,000 to retire substantially all of the Company's outstanding debt as of December 31, 1996. Financing activities also included cash payments of $1,881,000 in dividends during the first nine months of 1997.

On November 5, 1997, the Company renegotiated the terms of the Credit Agreement with its lenders, entering into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a reducing revolving credit facility of up to $200,000,000, which allows the Company to consolidate the unpaid amount of the outstanding indebtedness of $96,755,000 and $15,100,000 under the original Credit Agreement's term loan and revolving credit facilities, respectively, and will permit the company to acquire Alchem. The Company expects to fund the cash portion of the consideration to acquire Alchem and repay a portion of Alchem's outstanding indebtedness from borrowings under the Amended and Restated Credit Agreement. Indebtedness under the Amended and Restated Credit Agreement will mature in December 2003. The agreement provides that the maximum amount of commitments under the facility will be reduced on an annual basis beginning in December 1999, so that by December 31, 2002, the maximum amount of aggregate commitments may not exceed $100,000,000. As of November 11, 1997, the Company had $73,325,000 in indebtedness outstanding under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. (In addition, the Company must pay a commitment fee for unborrowed amounts available under the reducing revolving facility, initially in the amount of 0.30% of the aggregate nonutilized revolving credit commitments, and after March 31, 1998, an amount based upon the Company's ratio of debt to total capitalization.)

At September 30, 1997, the Company had standby letters of credit outstanding with TCB and American National Bank and Trust Company in the amounts of $1,221,000 and $1,044,000, respectively.

In order to reduce the fluctuating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with TCB on April 7, 1997. Under the terms of the Rate Cap Transaction agreement, the floating interest rate for 40% of the term loan borrowings under the Credit Agreement was capped at 8% per annum. The costs associated with this Rate Cap Transaction will be amortized as interest expense over the four year term of the agreement. As of November 11, 1997, the floating interest rate was capped at 8% per annum for 55% of the total borrowings under the new Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement is secured by a first lien mortgage and security interest on seven plant facilities owned by the Company, as well as security interests in equipment, accounts receivable, inventories and certain intellectual property and general intangibles. The facilities are additionally secured by a pledge of the capital stock and equity interests of substantially all of the Company's wholly-owned subsidiaries and certain joint ventures in which the Company is directly or indirectly a joint venturer. Additionally, substantially all of the Company's wholly-owned subsidiaries have guaranteed the Company's obligations under the credit facilities. The Amended and Restated Credit Agreement provides that if (i) the Company's senior unsecured long-term indebtedness for borrowed money is rated at least BBB- or Baaa3 by Standard & Poor's and Moody's, or (ii) during six consecutive fiscal quarters (or four consecutive quarters if the total gross proceeds from the Offering are at least $45,000,000) the Company's leverage ratio and debt to capitalization ratio meet certain requirements, then the lenders' liens in the collateral may be released upon the request and at the expense of the Company. See NOTE F of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in ITEM 1.

The Amended and Restated Credit Agreement contains certain covenants, representations and warranties by the Company and its subsidiary guarantors, including (i) limitations on the ability to dispose of assets of the Company and its subsidiaries or equity interests of subsidiaries, (ii) limitations on acquisitions of unaffiliated businesses other than certain scheduled specified transactions, and additional unscheduled acquisitions and investments not to exceed $75,000,000 in the aggregate (excluding the Alchem Acquisition), (iii) restrictions on liens and indebtedness permitted to be incurred or assumed by the Company and its subsidiaries, other than as otherwise scheduled or permitted under the Amended and Restated Credit Agreement, and (iv) restrictions on investments by the Company and its subsidiaries.

The Amended and Restated Credit Agreement also contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $4,000,000 in 1997, $5,000,000 in 1998, $6,000,000 in 1999 and in 2000, and $8,000,000 in any year thereafter. No assurances can be given as to any future levels of dividends, if any, which may be declared and paid; decisions concerning the declaration and payment of dividends are made by the Company's Board of Directors and will be based upon the Company's level of earnings, cash flow, financial requirements, and economic and business conditions then prevailing, as well as other relevant factors. The Amended and Restated Credit Agreement further contains provisions restricting the amount of capital expenditures that the

Company and its subsidiaries may make in any fiscal year ($38,000,000 in fiscal 1997 and $35,000,000 for each fiscal year thereafter, not including capital expenditures for the Alchem Acquisition and certain other permitted acquisitions). Finally, the agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a maximum debt to capitalization ratio, a minimum interest coverage ratio and a covenant requiring that certain minimum net worth amounts be maintained.

On May 8, 1996, the Company borrowed $5,740,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1996) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant in Morgantown, which was completed in January 1996. The indebtedness under the 1996 bonds bears interest at the rate of 7.65% per annum and matures on May 1, 2016. On April 15, 1997, the Company borrowed an additional $4,600,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1997) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its second landfill cell in Morgantown and additional construction costs of its salt cake processing facility in Morgantown. The indebtedness under the 1997 bonds bears interest at the rate of 7.45% per annum and matures on May 1, 2022.

From time to time, the Company has entered into forward sale contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown. These contracts are settled in the month of the corresponding production. The contracts did not have a significant effect on the Company's results of operations for the three and nine month periods ended September 30, 1997.

On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis"), had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company sells aluminum to Doehler-Jarvis. At September 30, 1997, the Company had $3,530,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims. The Company's revenues from Doehler-Jarvis totaled $17,490,000 and $12,350,000 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The Company believes that the loss of this customer will not have a material adverse effect on the Company's financial position or results of operations.

On November 4, 1997, the Company issued and sold 2,300,000 shares of its Common Stock through an underwritten public offering (the "Offering") at a price to public of $18.00 per share. The Company received net proceeds of approximately $38,830,000, after deducting underwriting discounts and commissions and Offering expenses. The Company used the net proceeds to reduce outstanding indebtedness originally incurred under the Credit Agreement in January 1997 to finance the IMSAMET acquisition and to refinance outstanding indebtedness (see NOTES C and D of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in ITEM 1). On November 10, 1997, the underwriters exercised an option to purchase up to 345,000 additional shares of Common Stock solely to cover over-allotments in connection with the Offering.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of earnings per share for the quarter and nine month periods ended September 30, 1997 and 1996 is not expected to be material.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and is subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; pending or future acquisitions or corporate combinations (including the Alchem Acquisition); expected effects of the Alchem Acquisition, including percentages of total Company business dedicated to the transportation sector and total processing capacities of the Company; facility construction schedules and projected completion dates;
future levels of dividends (if any), the future mix of business, future asset recoveries, and future demand, future industry conditions, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Prospectus, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, effects of environmental and other governmental regulations, currency exchange fluctuations, the price of and demand for aluminum on world markets and future levels and timing of capital expenditures.

These statements are further qualified by the following: estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including general economic and financial market conditions, weather conditions and governmental regulation. The future mix of buy/sell vs. tolling business is also dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 1997, and for the three and nine month periods then ended prior to filing, and their report is included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company paid $627,167 in dividends during the third quarter of 1997.

During the three months ended September 30, 1997, the Company made no unregistered sales of its equity securities.

On November 5, 1997, the Company amended and restated its senior credit facilities with its lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as arranger and syndication agent, and TCB as administrative agent for the lenders, pursuant to the terms of an Amended and Restated Credit Agreement dated as of November 5, 1997. See NOTE D of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in ITEM 1 and ITEM 2--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

The Amended and Restated Credit Agreement contains certain covenants, representations and warranties by the Company and its subsidiary guarantors, including (i) limitations on the ability to dispose of assets of the Company and its subsidiaries or equity interests of subsidiaries, (ii) limitations on acquisitions of unaffiliated businesses other than certain scheduled specified transactions, and additional unscheduled acquisitions not to exceed $75,000,000 in the aggregate (excluding the Alchem Acquisition), (iii) restrictions on liens and indebtedness permitted to be incurred or assumed by the Company and its subsidiaries, other than as otherwise scheduled or permitted under the Amended and Restated Credit Agreement, and (iv) restrictions on investments by the Company and its subsidiaries.

The Amended and Restated Credit Agreement also contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $4,000,000 in 1997, $5,000,000 in 1998, $6,000,000 in 1999 and in 2000, and $8,000,000 in any year thereafter. No assurances can be given as to future levels of dividends, if any, which may be declared and paid; decisions concerning the declaration and payment of dividends are made by the Company's Board of Directors and will be based upon the Company's level of earnings, cash flow, financial requirements, and economic and business conditions then prevailing, as well as other relevant factors. The Amended and Restated Credit Agreement further contains provisions restricting the amount of capital expenditures that the Company and its subsidiaries may make in any fiscal year ($38,000,000 in fiscal 1997 and $35,000,000 for each fiscal year thereafter, not including the Alchem Acquisition and certain other permitted acquisitions). Finally, the agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a maximum debt to capitalization ratio, a minimum interest coverage ratio and a covenant requiring that certain minimum net worth amounts be maintained.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

    10.1 Amended and Restated Credit Agreement dated November 5, 1997 by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Texas Commerce Bank National Association

    15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

    27     Financial Data Schedule

(b) Reports on Form 8-K:

    (1) The Company filed a Current Report on Form 8-K dated October 1, 1997 under "Item 5--Other Events" reporting the Company's pending acquisition of Alchem Aluminum, Inc. Such Current Report on Form 8-K was amended by Form 8-K/A-1 dated October 9, 1997.

    (2) The Company filed a Current Report on Form 8-K dated October 20, 1997 under "Item 5--Other Events" reporting the Company's press release containing its earnings report for its fiscal quarter ended September 30, 1997.

    (3) The Company filed a Current Report on Form 8-K dated November 6, 1997 under "Item 5--Other Events" reporting the Company's press release concerning the amendment and restatement of the Credit Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMCO Recycling Inc.
                                       (Registrant)


Date:  November 12, 1997               By:    /s/ Robert R. Holian
                                          ------------------------------------
                                       Robert R. Holian
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------


    10.1 Amended and Restated Credit Agreement dated November 5, 1997 by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce,
           Fenner & Smith Incorporated and Texas Commerce Bank National
           Association

    15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

    27     Financial Data Schedule