Form 10-K
period 1997-12-31
IMCO RECYCLING INC
filed 1998-03-09
CIK 202890

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
                                   Yes X     No
                                      ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, the aggregate market value of voting and non-voting common equity held by nonaffiliates of the Registrant was $227,153,088.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 2, 1998.
                    Common Stock, $0.10 par value, 16,486,111
                    -----------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM                                                                                     PAGE
----                                                                                     ----
PART I
------
Item 1.           Business                                                                 3

Item 2.           Properties                                                              15

Item 3.           Legal Proceedings                                                       17

Item 4.           Submission of Matters to a Vote of Security Holders                     18

Item 4A.          Executive Officers of the Registrant                                    18


PART II
-------
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                     19

Item 6.           Selected Financial Data                                                 20

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     21

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk              30

Item 8.           Financial Statements and Supplementary Data                             32

Item 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                     54


PART III
--------
Item 10.          Directors and Executive Officers of the Registrant                      54

Item 11.          Executive Compensation                                                  54

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                              54

Item 13.          Certain Relationships and Related Transactions                          54


PART IV
-------
Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                                55


Signatures                                                                                59

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENTS FOR PURPOSES OF FORWARD-LOOKING STATEMENTS." Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of current or historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1.       BUSINESS

GENERAL

IMCO Recycling Inc. (the "Company") is the largest aluminum recycler in the United States and believes that it is the largest aluminum recycler in the world. The Company's principal business is the processing of aluminum, which includes used aluminum beverage cans ("UBCs"), scrap, and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces at facilities owned and/or operated by the Company. While the aluminum is in molten form, the Company may blend in other metals to prepare a precise aluminum alloy mixture. The Company then delivers the processed aluminum to customers in molten form or ingots. The Company recovers magnesium in a similar process and also recycles zinc. Most of the Company's processing capacity is utilized to recycle customer-owned materials, for which the Company charges a fee (a service called "tolling"). During 1997, approximately 81% of the Company's total pounds of metal melted involved tolling of aluminum. The balance of the Company's business involves the purchase of scrap and dross for processing and recycling by the Company for subsequent resale ("buy/sell" business). Except where the context otherwise requires, the term "Company" as used herein refers to IMCO Recycling Inc. and its subsidiaries.

The Company's business has benefited from the trend to include recycled materials in finished products, the growth in the production and recycling of UBCs and the increasing utilization of aluminum in automotive components. According to industry statistics, over the past 25 years, U.S. production of recycled aluminum has more than tripled to 3.3 million tonnes from 1.0 million tonnes. In addition, recycled aluminum in the U.S. currently represents 35% of the total domestic aluminum supply, compared to 19% in 1972.

The Company's customers include some of the world's major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the metal processed by the Company is used to produce products for the transportation, packaging and construction industries, which constitute the three largest aluminum markets.

Much of the Company's recent growth has been directed toward serving the transportation sector, which has been the largest and fastest-growing aluminum market in recent years due to the increasing use of aluminum in automotive components. The Company's principal customers include Aluminum Company of America ("Alcoa"), Alumax Inc., Commonwealth Aluminum Corporation ("Commonwealth"), Kaiser Aluminum Corporation ("Kaiser"), Wise Metals Company ("Wise Metals") and Ravenswood Aluminum Inc. ("Ravenswood"), all of whom use aluminum recycled by the Company to produce can sheet, building construction materials or automotive products.

The Company was organized in 1985 as Frontier Texas Corporation under the corporate laws of Delaware. In September 1986, the Company acquired its aluminum and magnesium recycling business through its purchase of International Metal Co., an Oklahoma corporation. In September 1988, International Metal Co. merged with and into the Company, and the Company changed its name to IMCO Recycling Inc.

STRATEGY

The Company's strategy is to participate in sectors of the nonferrous metals recycling industry in which it believes it can provide customers with a technology-based, value-added service and in which it can develop significant market share. The Company believes that it has been successful in differentiating its aluminum recycling services from those of its competitors through (1) operational and design technologies that are designed to produce higher metal recovery yields, (2) the strategic location of facilities in close proximity to customers, providing for both stronger ties to its customers and greater convenience and accessibility for its customers, (3) the ability to deliver recycled aluminum in molten form for just-in-time delivery, thereby saving customers the expense of remelting aluminum ingots and (4) its environmental technologies and practices, including dedicated disposal facilities and a proprietary process used by the Company to recover aluminum from by-products of the recycling process. To achieve its objectives, the Company focuses on internal expansion as well as growth through strategic acquisitions, vertical integration of its aluminum operations and services, and operational efficiencies through technological innovation, customer service and environmental efficiencies.

Expansion. Since 1993, the Company has increased its number of facilities and capacity through acquisitions of existing facilities, construction of new facilities and expansion of existing facilities. As of March 31, 1993, the Company owned and operated five recycling plants, which had an aggregate annual processing capacity of 735 million pounds of aluminum and 50 million pounds of other metals. As of December 31, 1997, the Company owned and operated 16 domestic recycling and processing plants, which have an aggregate annual melting capacity of approximately 2,095 million pounds of metal. The Company anticipates 1998's total annual capacity to be approximately 2,460 million pounds of metal. In addition, the Company owns a 50% interest in an aluminum recycling joint venture in Germany, which has an annual melting capacity of 280 million pounds, and has just commenced operations at its new aluminum recycling facility in Swansea, Wales, which when fully completed, will have an annual melting capacity of 100 million pounds. The Company expects that currently planned expansions of existing facilities will add approximately 195 million pounds of annual processing capacity during 1998 and 1999. See "GROWTH OF BUSINESS." Expansion of the Company's network of facilities in the U.S. has enabled the Company to allocate processing work among its facilities, thereby maximizing utilization of capacity and absorbing excess demand. The Company intends to continue to expand its business by targeting growing markets, such as the automotive market, constructing additional aluminum recycling facilities, expanding and improving its existing facilities and acquiring or partnering with similar recycling businesses or other metals processors. In addition, the Company plans to continue seeking foreign sites for its recycling facilities where market conditions warrant.

Vertical Integration. The Company also seeks business opportunities that combine its traditional recycling services with downstream processing operations that more directly serve manufacturers and other end-users. For example, the Company's acquisition of Rock Creek Aluminum, Inc. ("Rock Creek") in January 1997 expanded the Company's scope of activities from solely recycling operations to include the mechanical processing of aluminum dross and scrap into deoxidization agents, desulphurizers and slag conditioners to be sold to steel producers for use in steel production. In addition, with the acquisition of Alchem Aluminum, Inc. ("Alchem") in November 1997, the Company has begun manufacturing and selling specification aluminum alloy products for automotive equipment manufacturers.

Technological Innovation. The Company's facilities and equipment have been continually improved and updated through plant modernization programs, including technological advancements designed to improve operational efficiencies. Between January 1, 1992 and December 31, 1997, the Company made capital expenditures and joint venture investments totaling $103 million in new plant and equipment (excluding acquisitions of existing companies or facilities). These investments have increased the Company's productivity, market share and total processing capacity.

Customer Service. The Company is dedicated to maintaining customer satisfaction and seeks to develop new methods and processes to better serve its customers. The Company emphasizes a strong commitment to customer service by offering (1) relatively high metal recovery rates, (2) relatively high quality of metal recovered, (3) more precise specifications for alloyed metals, (4) advanced environmental technology and practices and (5) conveniently located facilities. Through long-term relationships with primary producers and other customers, the Company maximizes its production capabilities while providing customers with a reliable source for their product requirements.

Environmental Efficiencies. The Company is developing a "closed loop" production system in which virtually all materials used in the recycling process are reclaimed or consumed, thus greatly reducing the need for and expense of landfilling. Management believes that considerable progress has been made in this area through the operation of its Kentucky salt cake processing plant and its patented wet-milling process employed to recycle salt cake at both its Arizona facility and its Solar Aluminum Technology Services ("SALTS") joint venture in Utah. While no assurances can be given that an economically efficient closed loop recycling system will ever be developed for all of the Company's facilities and processes, management believes that continued progress toward this goal is desirable for the Company's customers due to the opportunities for cost savings and further assurances of environmental safety. In addition, customers benefit from the enhanced environmental facilities employed by the Company, such as the lined landfill at its Morgantown, Kentucky facility, which was built to hazardous waste standards. See "THE RECYCLING PROCESS."

GROWTH OF BUSINESS

Since its inception, the Company has increased its number of facilities and capacity through acquisitions, construction of new facilities and expansion of existing facilities. See ITEM 2. "PROPERTIES." Beginning in 1995, this growth strategy was accelerated.

In September 1995, the Company purchased all of the assets of an aluminum recycling facility in Bedford, Indiana ("Bedford") from Ravenswood. In addition, in October 1995, the Company acquired Metal Mark, Inc. ("Metal Mark"), which owned and operated aluminum recycling facilities located in Chicago Heights, Illinois and Sikeston, Missouri. Metal Mark's principal businesses are processing aluminum dross for domestic automotive producers and manufacturers of castings for the automotive industry and recycling aluminum automotive scrap.

In December 1995, the Company formed a joint venture, VAW-IMCO Gu(beta) und Recycling GmbH ("VAW-IMCO"), with VAW aluminium AG, the largest aluminum company in Germany. The Company has a 50% interest in this German venture, which owns and operates two recycling and foundry alloy facilities. The plants principally serve the European automotive markets.

In January 1996, the Company completed the construction of its salt cake processing facility, which is located adjacent to the Company's Morgantown, Kentucky plant. This facility processes salt cake, a by-product generated from the Company's aluminum recycling plants, through use of materials separation technology, and recovers additional amounts of aluminum for resale that would otherwise be landfilled. See "ENVIRONMENTAL MATTERS."

In 1996, the Company began construction of an aluminum recycling facility in Coldwater, Michigan in a joint venture with Alchem. The Coldwater plant started production during the first quarter of 1997 and reached full capacity in the fourth quarter of 1997.

In 1997, the Company commenced construction of an aluminum recycling facility in Swansea, Wales, U.K., known as IMCO Recycling (UK) Ltd. ("Wales"). Operations at the Wales facility commenced in December 1997, and the Company expects this facility to reach full capacity in mid-1998. The plant site is adjacent to a plant owned by a subsidiary of Alcoa, which is Wales' principal customer under a long-term tolling agreement.

In January 1997, the Company completed the acquisitions of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource, Inc., and Rock Creek. IMSAMET owns or has a majority interest in three aluminum recycling plants located in Idaho, Arizona and Utah and owns a 50% interest in SALTS, which is a Utah facility that uses a proprietary process to reclaim materials from salt cake. IMSAMET's recycling facilities together have an annual melting capacity of approximately 420 million pounds. Rock Creek operates two facilities in Ohio that utilize milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, into aluminum products used as metallurgical additions in the steel making process. Rock Creek's facilities have a total annual processing capacity of approximately 150 million pounds.

In 1997, the Company commenced expansion programs at its Sapulpa, Oklahoma facility and the VAW-IMCO facilities in Germany. The Sapulpa expansion, when completed in 1998, is expected to increase the facility's processing capacity by 40 million pounds per year.

VAW-IMCO recently signed a long-term agreement to process dross for a major rolling mill in Germany and installed a newly designed IMCO furnace, which began melting dross in December 1997. Also during 1997, the Company entered into a commitment to construct a facility at the Company's Loudon, Tennessee site to supply molten metal to an automobile brake component manufacturer under a long-term scrap management, tolling and supply agreement. This facility is expected to be completed in late 1998. Construction related to this contract will increase the Loudon plant's capacity by 40 million pounds.

In November 1997, the Company acquired Alchem. Alchem is a producer of specification aluminum alloys for automotive manufacturers and their suppliers and has been operating its facility located in Coldwater, Michigan since 1972. Alchem's facility has an annual melting capacity of 200 million pounds. With the acquisition of Alchem, the Company has increased its participation in the automotive industry, broadened its customer base and expanded its product range to include specification alloys.

CERTAIN FACTORS

For descriptions of certain factors affecting the Company, including commitments and contingencies, which subject the Company to certain continuing risks, see
(i) "ENVIRONMENTAL MATTERS" below, (ii) ITEM 3. "LEGAL PROCEEDINGS," (iii) ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENTS FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and (iv) NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements, respectively.

PRODUCTS AND SERVICES

The Company recycles aluminum and delivers the recycled metal to customers as molten aluminum or ingots. The Company's customers include most of the major United States aluminum producers and aluminum diecasters, extruders, automotive companies and other processors of aluminum products. A principal element of the Company's strategic plan calls for entering into new markets, specifically the expanding aluminum automotive components market. The Company entered this market with the acquisition of the Chicago Heights and Sikeston plants in 1995 and the formation of the VAW-IMCO joint venture in 1996. In the fourth quarter of 1997, the Company completed construction of the Coldwater, Michigan plant and acquired Alchem, which also serve this market.

In addition, the Company plans to increase its emphasis on seeking foreign sites for its facilities where market conditions warrant. General political and economic conditions in these countries could affect the overall financial prospects of the Company. Foreign operations are generally subject to several risks, including foreign currency exchange rate fluctuations, distinct environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency.

The Company's business has benefited from the trend to include recycled materials in finished products, and in particular, from the growth in the use and recycling of UBCs. The recycling of UBCs in the United States has increased because of numerous economic, legislative and environmental factors. According to industry estimates, the number of aluminum beverage cans produced has increased from 34.7 billion in 1979 to an annual average of approximately 100 billion for each of 1995, 1996 and 1997 and the number of UBCs recycled increased from 8.5 billion in 1979 to approximately 62.8 billion in 1996.

The Company's metal alloying plant in Coldwater, Michigan manufactures specification aluminum alloy products for automotive equipment manufacturers and their suppliers.

The Company also recycles magnesium dross for primary magnesium producers. In addition, it produces a line of magnesium anodes that are recycled from post-consumer scrap and sold to end-users and independent distributors for corrosion protection of steel structures.

The Company believes that its zinc recycling facility in Coldwater is the largest recycler of hot-dip zinc dross for continuous galvanizers in the U.S. This facility's principal customers during 1997 consisted of most of the major U.S. steel companies.

The Company's Rock Creek and Elyria, Ohio facilities manufacture a variety of aluminum products that are ultimately used as metallurgical additions in the steel making process, such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. These facilities utilize milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, into aluminum products for the steel industry. In addition, these facilities manufacture a wide range of proprietary briquetted products and offers toll briquetting services.

SALES AND LONG-TERM CONTRACTS

The Company's principal customers (see "GENERAL" above) use recycled aluminum to produce can sheet, building, automotive and other products. The Company provides products and services to a number of primary and fabricating facilities of Alcoa. During 1997, 1996 and 1995, Alcoa accounted for approximately 9%, 13% and 23%, respectively, of the Company's revenues. The loss of Alcoa as a customer would have a material adverse effect upon the business of the Company and its future operating results.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders. However, the Company has secured some long term commitments for its recycling services with Alcoa, Commonwealth, Aluminium Norf GmbH ("AluNorf"), Kaiser, Wise Metals, PBR Automotive USA LLC and Ravenswood. For the year ended December 31, 1997 the Company melted 928 million pounds of aluminum pursuant to multi-year contracts with its customers, which represented approximately 47% of the Company's total 1997 annual aluminum melting volume.

In 1992, the Company entered into a 10-year supply contract with Commonwealth's Uhrichsville plant to process all of that facility's scrap aluminum, UBCs and dross at the Company's Uhrichsville plant. See ITEM 2. "PROPERTIES--RECYCLING AND PROCESSING FACILITIES." In 1994, the Company entered into a three-year processing agreement with Alcoa under which the Company's Rockwood plant provides secondary metal for Alcoa's Alcoa, Tennessee facility. This agreement was modified in 1995 to reflect greater volumes and to include the Company's Loudon plant as an approved supplier under the terms of the contract. This agreement will extend for additional one-year terms at the end of each contract year unless terminated by either party. If terminated by either party, the agreement will continue in effect until the second anniversary date of the last day of the contract year during which the termination notice was given.

The Company has also entered into a similar supply agreement with an English subsidiary of Alcoa pursuant to which the Company's Wales facility will provide Alcoa's adjacent facility with secondary tolled aluminum. The agreement has a five-year primary term, expiring in 2002, with provisions for automatic three-year extensions. In September 1997, the VAW-IMCO joint venture entered into a five-year agreement with AluNorf to process 22,000 metric tons of dross per year.

In July 1997, the Company entered into a five and one-half year agreement with Wise Metals to deliver ten million pounds of molten aluminum per month to supply a Kentucky rolling mill. In January 1998, the Company and Wise Metals agreed to temporarily reduce these volume delivery amounts until the Company completes installation of a new reverberatory furnace and delacquering equipment. The Company expects to have this equipment installed by mid-1998, after which it expects to resume delivery at the ten million pound level.

The Company's Post Falls, Idaho facility has a processing contract to supply, on a tolling basis, molten and ingot aluminum deliveries of aluminum to Kaiser's nearby Trentwood, Washington aluminum fabrication mill. The term of this agreement expires in September 2000.

Certain of these agreements contain cross-indemnity provisions, including provisions obligating the Company to indemnify the supplier for certain environmental liabilities that the supplier may incur in connection with the transactions contemplated by the agreements.

These agreements also typically contain escalation provisions that are intended to cover changes in certain of the Company's processing costs. The Company may seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities to customers and dedicated contracts with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer could have a material adverse effect on the Company's financial condition and results of operation, and any timely replacement of volumes attributable to such a customer could prove difficult.

The primary metals industry and the metals recycling industry are subject to cyclical fluctuations, depending upon the availability and price of unprocessed scrap metal and the level of demand in the metal consuming industries. Temporary reductions in can stock production by one of the Company's customers have previously affected the Company's results of operations, and no assurances can be given that such conditions will not recur. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

THE RECYCLING PROCESS

The raw material received for aluminum processing is loaded into furnaces where natural gas heat is applied along with a flux mixture (salt and potash). Some of the Company's aluminum facilities operate rotary furnaces, which feature significantly more flexible capabilities than reverberatory furnaces and can process UBCs, dross and various types of aluminum scrap. The

Company believes that its rotary furnaces are more efficient and cleaner than, and provide rates of recovery superior to, conventional rotary furnaces.

Materials are melted in the furnaces, and the recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Magnesium is recycled by the same method in a rotary furnace at the Sapulpa, Oklahoma plant. Some of the Company's plants deliver molten aluminum in crucibles directly to their customers' manufacturing facilities. As of December 1997, the Company had the capacity to provide approximately 70% of its processed aluminum in molten form. The molten aluminum is poured directly into the customer's furnace, saving the customer the time and expense of remelting aluminum ingots. The Company normally charges an additional fee for transportation and handling of molten aluminum. The Oklahoma, Arizona, Utah, Illinois and Missouri facilities are restricted, due to the geographical locations of their customers, to delivering aluminum in ingot form. See ITEM 2. "PROPERTIES."

At the Company's metal alloying facility in Coldwater, Michigan, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to its customers. This facility generates dross, which is recycled at the Company's adjacent aluminum recycling plant in Coldwater.

The aluminum recycling process from the Company's rotary furnaces produces a by-product called "salt cake," which is formed from the contaminants and coatings on aluminum scrap and dross and the salts added during the aluminum recycling process. Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials. The by-product of processing materials through the reverberatory furnaces is dross.

The Company disposes of its salt cake and certain airborne contaminants ("baghouse dust") in landfills that are used exclusively by the Company or that are permitted specifically to handle the types of materials generated by the Company. Salt cake is not currently listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has built and operates a lined landfill at its Morgantown facility, the design of which exceeds current requirements for disposal of salt cake and meets RCRA Subchapter "C" hazardous waste standards.

In 1996, the Company completed the construction of a facility adjacent to its Morgantown plant to further process the salt cake through the use of materials separation technology and extract additional aluminum that is left after the melting process. This salt cake processing facility is a critical step needed for "closed loop recycling," which would involve no or minimal waste disposal. The facility's process involves crushing the salt cake and separating the aluminum out of the salt cake. The residual product is then landfilled in the Company's Morgantown landfill. See "ENVIRONMENTAL MATTERS."

Certain of the Company's facilities also recycle salt cake and other by-products from the aluminum recycling process. The Goodyear, Arizona facility processes aluminum scrap and turnings and recycles concentrates from purchased dross and salt cake. These concentrates are first treated in the facility's patented wet milling process, which reduces the volume of material handled, thus allowing for more efficient utilization of capacity. Aluminum oxide, a by-product of the wet milling process, is further treated and sold for use in the production of cement.

Located near the Bonneville Salt Flats, the Company's Wendover, Utah facility processes aluminum concentrates from the adjacent 50%-owned SALTS joint venture and produces ingots. The SALTS facility recycles salt cake from the Company's Idaho and Utah plants into aluminum concentrates, aluminum oxide and salt brine. The clear brine is delivered to the venture's partner, where its chemical content is recycled for multiple uses, including reuse as a flux.

In the Company's zinc recycling subsidiary's process, dross is first melted in an electric induction furnace and then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as a by-product). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots, which are returned to the customer. This subsidiary holds patent rights to its process in several countries.

OPERATIONS

In its aluminum tolling operations, the Company accepts UBCs, dross and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have typically desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling limits the Company's exposure to the risk of fluctuating metal prices since the Company does not own the material being processed. For the year ended December 31, 1997, approximately 81% of the Company's total pounds of metal processed involved aluminum tolling. The acquisitions of the Chicago Heights and Sikeston plants, the Rock Creek and Elyria processing plants and Coldwater metal alloying plant and the operation of the Morgantown salt cake processing facility have changed the Company's historical ratio of tolling to buy/sell business (formerly, aluminum tolling represented more than 90% of the Company's total annual melting volumes). Only about 50% of the Chicago Heights and Sikeston plants' production and approximately 12% of the Coldwater metal alloying plant's production have traditionally involved tolling; the remainder has been buy/sell business. See
ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

When purchasing metals in the open market for its buy/sell business, the Company attempts to reduce the risk of fluctuating metal prices by arranging for the sale of the aluminum anticipated to be recovered and by avoiding large inventories of ingot or scrap material, except to the extent necessary to allow its plants to operate without interruption. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

The Company constantly seeks improvements in operational efficiencies at its existing plants and at its acquired facilities through technological advancements, automation of its operational procedures, and modifications in processing and material throughput methods.

The Company's production network of plants have generally achieved high overall operating rates due to strong demand for the Company's recycling services and the strategic location of many of the Company's plants near major customers' production facilities. Expansion of the Company's network of facilities in the U.S. has enabled the Company to allocate processing work among its facilities, thereby maximizing utilization of available capacity and taking advantage of excess demand.

The Company believes that its advanced scrap preparation equipment and recycling technologies have also increased the demand for its services by producing higher recovery rates for the aluminum processed and better quality of its recycled aluminum than many of its competitors.

COMPETITION

The aluminum recycling industry is fragmented and highly competitive. The Company believes that its position as the largest U.S. recycler of secondary aluminum is a positive competitive factor. The principal factors of competition in the industry are price, recovery rates, environmental and safety regulatory compliance, and services (e.g., the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can compete effectively.

The major aluminum producers, some of which are the Company's largest customers, have generally discontinued processing dross, instead focusing their resources on other aspects of aluminum production. UBCs and other scrap are processed by both the secondary recycling industry and the major producers. The Company competes both with other secondary recyclers and their customers when purchasing and processing scrap for the buy/sell business.

The amount of the Company's tolling business can also vary depending upon the extent that the major aluminum producers' used metal materials are internally recycled. The aluminum producers generally vary their rate of internal recycling depending upon furnace availability, inventory levels, the price of aluminum and their own internal demand for metal. The major aluminum producers are larger and have greater financial resources than the Company. A decision by these producers to expand their recycling operations could reduce demand for certain of the Company's products and services.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Except as noted below, the Company has historically not had, and does not anticipate having, difficulties in obtaining raw materials for its operations. In the case of buy/sell business, the primary sources of aluminum and magnesium for recycling are dross and scrap, which are purchased from both the major aluminum producers and metal traders.

Prior to 1996, fluctuations in market prices for both aluminum and magnesium had not significantly affected the availability of these metals to the Company. However, during 1996, the Company had difficulty obtaining a significant quantity of UBCs to operate at a profitable level at its Corona, California and Bedford, Indiana facilities, since these plants were then designed to process only UBC material. As a result, management decided to close the Corona facility in 1996. At the Bedford facility, the Company modified one of the existing furnaces and installed an additional furnace which has enabled it to process a greater variety of aluminum scrap, including processing for the automotive industry. Also during 1996, one of the Company's major customers stockpiled inventories in anticipation of a strike, which negatively impacted the Company until the threat of a strike uncertainty was resolved and the excess inventories were returned to their customary levels later that year.

The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

The Company's operations are fueled by natural gas, which represents the second largest component of operating costs. Higher fuel prices in 1996 negatively impacted the Company's results of operations for that year. In an effort to acquire the most favorable natural gas costs, the Company has, at times, secured long-term commitments for its natural gas requirements. Occasionally, when deemed necessary, the Company purchases its natural gas on a spot-market basis. Most of the Company's long-term supply contracts with its customers contain provisions to reflect fluctuations in natural gas prices. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The Company understands that most of its competitors' operations are also fueled by natural gas; therefore, it believes that increases in the prices for natural gas do not adversely affect the Company's competitive position. The Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

SEASONALITY

UBC collections have historically been highest in the summer months and lowest in the winter months. Therefore, the Company has, at times, experienced lower volumes at certain facilities during the winter. In recent years, however, the Company's total processing volumes have fluctuated mostly due to the startup of additional capacity rather than the seasonality of UBC collections.

A portion of the Company's business that serves the automotive industry has historically experienced a decline in molten metal deliveries during periods when its automotive customers cease production to perform new model changeovers and during the holidays in December.

TRANSPORTATION

The Company receives UBCs, dross and scrap, and ships its recycled metal by both rail and truck. Most of the Company's plants own their own rail siding or have access to rail lines nearby. The Company owns and leases various trucks and trailers to support its business. Customarily, the transportation costs of scrap materials to be tolled are paid by the Company's customers, while the transportation costs of aluminum and magnesium purchased and sold by the Company may be paid either by customers or the Company. The Company contracts with third-party transportation firms for hauling some of its solid waste for disposal.

EMPLOYEES

As of January 31, 1998, the Company had 1,586 employees, consisting of 326 employees engaged in administrative and supervisory activities and 1,260 employees engaged in production and maintenance. The production and maintenance employees at the Rockwood plant are represented by the United Steelworkers of America under a five-year collective bargaining agreement that expires in August 2000. The production and maintenance workers at the Uhrichsville plant are represented by the United Mine Workers of America under an agreement that expires on November 30, 1998. The production and maintenance workers at the Bedford plant are represented by the International Brotherhood of Electrical Workers under an agreement that expires in April 2000. The production and maintenance workers at the Sikeston plant are represented by the United Steelworkers of America under an agreement which expires in March 2001. Labor relations with employees have been satisfactory.

ENVIRONMENTAL MATTERS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances (together, "Environmental Laws"). It can be anticipated that more rigorous Environmental Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to herein, including future regulations, under the Federal Clean Air Act ("CAA") and otherwise, which are expected to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some of the Company's facilities may be required.

The Company's operations may generate certain discharges and emissions, including in some cases off-site dust and odors, which are subject to the CAA and other Environmental Laws. From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws. The Company may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, the Company's facilities, may have resulted in soil or groundwater contamination. However, based on environmental investigations conducted by the Company and its consultants and certain indemnities associated with the Company's acquisitions, the Company believes that any such noncompliance or liability under current Environmental Laws would not have a material adverse effect on the Company's financial position. See ITEM
3. "LEGAL PROCEEDINGS."

The processing of UBCs, dross and scrap generates solid waste in the form of salt cake and baghouse dust. Currently, such material is either disposed of at off-site landfills or at the Company's permitted Sapulpa and Morgantown disposal sites. For example, the Rockwood, Loudon, Bedford and Sikeston plants currently dispose of the majority of their solid waste by transporting it to the Morgantown plant where the Company, in 1996, began operating a salt cake processing facility which prepares salt cake for landfilling. See ITEM 2. "PROPERTIES--SOLID WASTE DISPOSAL." At the Uhrichsville plant, under the Company's supply agreement with Commonwealth, the disposal of all salt cake generated by the Company as a result of its processing for Commonwealth is the responsibility of Commonwealth. Salt cake from all other material processed at the Uhrichsville plant is either shipped to the Morgantown plant for disposal or landfilled with a local solid waste management firm. In 1996, the Chicago Heights and Sikeston plants disposed of the majority of their salt cake with third-party landfills; however, a portion of their salt cake was shipped to Morgantown for processing and disposal. The IMSAMET Arizona facility recycles its own salt cake and sells the by-products to third parties, and the Oklahoma, Utah and Idaho facilities ship their salt cake to the 50%-owned SALTS joint venture for further processing. See "THE RECYCLING PROCESS."

If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown landfill, obtaining other permits (including transportation permits), and landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes and remaining landfill capacity, the estimated remaining life of the landfill at the Sapulpa plant is three years. The Company has constructed a new landfill cell at its Morgantown plant and estimates its remaining useful life to be approximately one year. The Company has began construction on its first expansion phase at this landfill cell and estimates that once completed, this expansion cell will have a remaining useful life of approximately five years. A planned second expansion is expected to provide an additional ten years of useful life. Landfill closure costs for the Company-owned landfills are currently estimated to be approximately $7,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used. See ITEM 2. "PROPERTIES."

Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $5,000,000 in 1997, most of which was for air pollution control equipment and landfill capacity additions. Estimated environmental expenditures for 1998 and 1999, which primarily relate to the Company's landfills and air pollution control equipment, are approximately $9,400,000 and $6,000,000, respectively.


ITEM 2.       PROPERTIES

RECYCLING AND PROCESSING FACILITIES

During 1997, the Company owned and/or operated the following facilities as detailed below:

------------------------------------------------------------------------------------------------------------------
                                           ESTIMATED    ESTIMATED
                                             1997         1997
                                 NUMBER    MELTING      PROCESSING                                       MOLTEN
                        OWNED      OF      CAPACITY      CAPACITY      YEAR     YEAR       MATERIALS    DELIVERY
        PLANT          ACREAGE  FURNACES (MILLION LBS) (MILLION LBS)  BUILT   ACQUIRED     PROCESSED   CAPABILITY
------------------------------------------------------------------------------------------------------------------

Sapulpa, OK.              64       7         170            --         1962       --        Alum/Mag.      No
Rockwood, TN.            238       6         220            --         1985       --          Alum        Yes
Morgantown, KY.          552(a)    6         220            --         1989       --          Alum        Yes
Coldwater, MI (Zinc)        (b)    2          40            --           --     1992          Zinc         No
Uhrichsville, OH.         42      10         360            --         1992       --          Alum        Yes
Loudon, TN.              173       3         180            --           --     1994          Alum        Yes
Bedford, IN.              19       3         175            --           --     1995          Alum        Yes
Chicago Hts., IL.          9       2         100            --           --     1995          Alum         No
Sikeston, MO.             31       2          60            --           --     1995          Alum         No
Morgantown, KY.             (a)   (c)        (c)           400         1996       --        Salt Cake     (c)
Post Falls, ID            49       4         280            --           --     1997          Alum        Yes
Goodyear, AZ              40(d)    4          70(e)        168           --     1997      Al/Salt Cake     No
Wendover, UT             160(d)    2          70            --           --     1997          Alum         No
Elyria, OH                12      (f)           (f)         50           --     1997          Alum        (f)
Rock Creek, OH            11      (f)           (f)        100           --     1997          Alum        (f)
Coldwater, MI             75       3         115            --         1997       --          Alum        Yes
Swansea, Wales             5(d)    1           5            --         1997       --          Alum        Yes
Coldwater, MI(alloys)     41       3          30            --           --     1997          Alum        Yes
                                          ---------------------------
CONSOLIDATED CAPACITY                      2,095           718
                                          ===========================

50% OWNED FACILITIES:
 VAW-IMCO, Germany        29      13         280(g)         --           --     1996          Alum        Yes
 SALTS, Wendover, UT      40      (c)           (c)        168           --     1997        Salt Cake     (c)
                                          ---------------------------
TOTAL CAPACITY                             2,375           886
                                          ===========================
------------------------------------------------------------------------------------------------------------------

NOTES:

(a) The acreage in Morgantown, Kentucky includes both the aluminum and salt cake processing facilities as well as landfill cells.

(b) The Company's former Adrian, Michigan facility had been leased by IZI. This lease expired in September 1997. This facility was relocated to a Company-owned site adjacent to the Coldwater, Michigan facility in September 1997.

(c)  These facilities process salt cake only.

(d)  This acreage is leased.

(e) Represents 100% of the capacity of this facility--the facility is 70% owned by the Company.

(f)  These facilities process aluminum products for use in the steel industry.

(g)  Represents 100% of the capacity of the two VAW-IMCO facilities.

The average operating rates for all of the Company's facilities for 1997, 1996 and 1995 were 95%, 92% and 106%, respectively, of stated capacity. The less-than-full capacity operating rate during 1997 was due primarily to the delay in the start-up of the Swansea, U.K. facility, and the Coldwater, Michigan facility reaching full capacity in the fourth quarter of 1997. The operating rate during 1996 was negatively impacted due to the effect of the closure of the Company's Corona, California facility during the third quarter of 1996. See ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Commonwealth has a currently exercisable option to acquire up to a 49% equity interest in the Uhrichsville plant at a price equal to the equity percentage amount to be specified by Commonwealth, multiplied by the depreciated book value of the plant, or the subsidiary owning the plant, plus a premium to compensate the Company for its recycling technology. The option price may be above or below the fair value of the Uhrichsville plant. Should Commonwealth exercise its option, there can be no assurance that the production or earnings attributable to the purchased interest could be replaced, and the Company's net earnings and cash flow could be adversely affected. See NOTE D--PROPERTY AND EQUIPMENT of Notes to Consolidated Financial Statements.

In 1996, the Company began its 50% participation in its VAW-IMCO joint venture in Germany. The joint venture owns and operates two recycling and foundry alloy facilities located at Grevenbroich and Toging, Germany. Annual melting capacity for these two plants is approximately 280 million pounds.

In the first quarter of 1997, the Company began operation of a new aluminum recycling facility in Coldwater, Michigan, which reached full capacity in the fourth quarter of 1997. The facility contains three furnaces with a total annual capacity of 150 million pounds and primarily serves the automotive market. This facility delivers molten aluminum to Alchem, its primary customer, which became a wholly owned subsidiary of the Company in November.

In December 1997, the Company completed the construction of its aluminum recycling facility in Wales and began production with one furnace. The second furnace is expected to begin production in the second quarter of 1998. Once this facility is complete, its two furnaces will have an annual melting capacity of 100 million pounds, approximately 53 million of which are dedicated to a multi-year contract with Alcoa. See ITEM 1. "BUSINESS--SALES AND LONG-TERM CONTRACTS."

SOLID WASTE DISPOSAL

The Company completed a new landfill cell adjacent to its plant in Morgantown, Kentucky in 1996. All of the waste generated from the salt cake processing facility at the Morgantown site is deposited in this landfill. Management anticipates that this new landfill cell, which is designed to be expanded several times throughout its life, will serve the Company's landfilling needs for the majority of the salt cake generated by facilities currently owned by the Company in the Eastern United States. The Company has begun construction on the first expansion phase of this landfill cell. The Company also owns a landfill at its Sapulpa, Oklahoma plant which is estimated to have three years useful life remaining. The Arizona facility recycles its own salt cake and sells the by-products to third parties, and the Oklahoma, Utah and Idaho facilities ship their salt cake to the 50%-owned SALTS joint venture for further processing. See
ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS."

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 21,704 square feet of office space for certain of its executive, financial and management functions. This lease expires in January 2000.

The Company believes that its plants and equipment are maintained in good operating condition. Substantially all of the properties and equipment at the Company's plants are mortgaged to secure senior indebtedness. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES" and NOTE H--"LONG TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" of Notes to Consolidated Financial Statements.


ITEM 3.       LEGAL PROCEEDINGS

In 1996, the Company entered into a settlement agreement with the Missouri Department of Natural Resources ("MDNR") pertaining to certain air violations at its Sikeston facility. Since entering into the settlement agreement, the Company has received additional notices of violation from the MDNR, which relate to fugitive dust emissions from its truck loading and unloading operations and certain other air compliance matters. In addition, the Company recently responded to a request for information from the United States Environmental Protection Agency regarding air issues at the Sikeston facility. Since purchasing the Sikeston facility in 1995, the Company has made significant upgrades to the air pollution control equipment located at the facility. There can be no assurance, however, that future violations will not occur or that the violations identified by the MDNR will not result in enforcement action against the Company.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified IZI that it is a potentially responsible party ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which IZI, among others, in the past sent zinc oxide for processing and resale. IZI has joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by IZI, the Company does not believe, although there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or its results of operations.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.


ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

Name                       Age              Position
----                       ---              --------
Don V. Ingram               62              Chairman of the Board and
                                            Chief Executive Officer

Richard L. Kerr             55              President and Chief Operating
                                            Officer

Paul V. Dufour              58              Executive Vice President--Finance
                                            and Administration, Chief Financial
                                            Officer and Secretary

Thomas W. Rogers            51              Senior Vice President, Marketing
                                            and Sales

C. Lee Newton               54              Senior Vice President, Engineering,
                                            Technology and Environmental

Don V. Ingram has served as a director of the Company since 1988 and as Chairman of the Board since 1994. He was elected Chief Executive Officer of the Company in February 1997. Mr. Ingram played the major role in the formation of the Company in 1986. Mr. Ingram has also been owner and President since 1984 of Summit Partners Management Co., a private investment management company in Dallas, Texas.

Richard L. Kerr was elected President of the Company in February 1997. Previously, he served as Executive Vice President (commencing in July 1988) and has been Chief Operating Officer since 1991. In 1994, he became President of the Company's Metals Division. Mr. Kerr joined

International Metal Co., a predecessor of the Company, in April 1984, and became Executive Vice President of International Metal Co. in April 1987.

Paul V. Dufour has served as Vice President, Chief Financial Officer and Secretary of the Company since March 1987. He was promoted to Senior Vice President in May 1988 and to Executive Vice President in October 1994. He is principally responsible for the Company's financial and administrative functions.

Thomas W. Rogers has served as Senior Vice President of the Company since July 1988. Mr. Rogers was employed as Plant Manager of the Sapulpa, Oklahoma plant in October 1986.

C. Lee Newton became Senior Vice President of the Company in 1993. Mr. Newton was named Vice President in 1990 and was the General Manager of the Morgantown, Kentucky plant from 1989 to 1993. He was originally employed by the Company as Plant Manager of its Rockwood, Tennessee plant in 1987.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on The New York Stock Exchange composite tape from January 1, 1996 through December 31, 1997, and the dividends declared per share during the periods indicated.

--------------------------------------------------------------------------------
                                     PRICE RANGE              DIVIDENDS
                                -----------------------
                                  HIGH          LOW           DECLARED
--------------------------------------------------------------------------------
Calendar Year 1997
 First Quarter                    $17          $13 5/8      $  0.05
 Second Quarter                    18 7/8       13 3/4         0.05
 Third Quarter                     20 1/16      17 3/8         0.05
 Fourth Quarter                    21           15 1/4         0.05

Calendar Year 1996
 First Quarter                    $24 5/8      $18 1/2      $  0.05
 Second Quarter                    24 3/8       17 5/8         0.05
 Third Quarter                     18 1/4       15             0.05
 Fourth Quarter                    17 3/4       14 3/8         0.05
--------------------------------------------------------------------------------

Dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of any funds legally available therefor. In November 1997, the Company amended and restated its senior credit facilities with its lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as arranger and syndication agent, and Texas Commerce Bank National Association as administrative agent ("TCB") for the lenders, pursuant to the terms of an Amended and Restated Credit Agreement. See NOTE

H--LONG TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT of Notes to Consolidated Financial Statements and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Amended and Restated Credit Agreement contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $4,000,000 in 1997, $5,000,000 in 1998, $6,000,000 in 1999 and in 2000, and $8,000,000 in any year thereafter.

No assurances can be given as to future levels of dividends, if any, which may be declared and paid. The Company intends to continue paying dividends on its Common Stock, although future dividend declarations are at the discretion of the Company's Board of Directors and will be based upon the Company's level of earnings, cash flow, financial requirements, and economic and business conditions then prevailing, as well as other relevant factors, including the restrictions contained in the Company's long-term debt instruments.

On March 2, 1998, the outstanding shares of Common Stock were held of record by 485 stockholders.

During the fourth quarter of 1997, the Company made no unregistered sales of its securities, other than on November 14, 1997, the Company issued, in a privately-negotiated transaction, 1,208,339 shares of its Common Stock in connection with the Company's acquisition of Alchem. The Common Stock was issued, along with approximately $9,600,000 in cash, as consideration for such acquisition, to the former shareholders of Alchem in a statutory merger of Alchem with and into a wholly-owned subsidiary of the Company. The issuance of the Common Stock was effected in a transaction exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933. See NOTE B--"ACQUISITIONS AND INVESTMENTS" of Notes to Consolidated Financial Statements.


ITEM 6.       SELECTED FINANCIAL DATA

(In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                     1997        1996        1995         1994        1993
                                                 ----------------------------------------------------------
Revenues                                         $ 339,381    $ 210,871   $ 141,167    $ 101,116   $ 74,216
Earnings before extraordinary item                  14,127        6,720      12,470        8,471      8,022
Earnings per common share before
   extraordinary item:
      Basic (a)                                       1.08         0.57        1.08         0.75       0.72
      Diluted (a)                                     1.06         0.55        1.05         0.74       0.70
Total assets                                       332,536      164,707     139,877       96,791     79,427

Long-term debt (excluding current maturities)      109,194       48,202      29,754       11,860      8,000

Dividends declared per common share              $   0.200    $   0.200   $   0.105    $   0.100         --

-----------------------------------------------------------------------------------------------------------

NOTE:
(a) The earnings per share amounts prior to 1997 have been restated, as required, to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. See NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements.

See also ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Most of the Company's processing consists of aluminum, magnesium and zinc tolled for its customers. To a smaller but increasing extent, the Company's processing also consists of buy/sell business, which involves purchasing scrap metal and dross for processing and resale. The Company's buy/sell business revenues include the cost of the metal, the processing cost and the Company's profit margin in the selling price. Tolling revenues reflect only the processing cost and the Company's profit margin. Accordingly, tolling business generally produces lower revenues and costs of sales than does the buy/sell business. Variations in the mix of these two businesses can cause revenues to change significantly from period to period while not significantly affecting gross profit, since both types of business generally produce approximately the same gross profit per pound of metal processed. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The Company's cold water alloying facility (acquired in November 1997) is primarily engaged in buy/sell business, as opposed to tolling; therefore, the Company expects to experience higher levels of buy/sell business relative to tolling during 1998. Accordingly, the higher level of buy/sell business is expected to increase the Company's working capital requirements and subject the Company to greater risks associated with price fluctuations in the aluminum market. For 1998, the Company currently anticipates that its total aluminum pounds tolled will decrease from 81% in 1997 to approximately 75%; however, unforeseen circumstances could cause this percentage amount to vary.

During the 1990's, aluminum inventories on the worldwide commodity exchanges fluctuated from severe excesses to relatively balanced positions. In times of excess, aluminum prices declined, negatively impacting the profitability of the major aluminum producers who are some of the Company's largest customers. Environments of low profitability for the Company's customers have inhibited, during those times, the Company's ability to pass cost increases through to its customers. In early 1994, worldwide inventories of aluminum began falling for a number of reasons, including an increase in demand for aluminum, particularly in the United States, and consequently, prices for aluminum began to rise. During 1995, worldwide aluminum prices declined from their 1994 levels, particularly in the fourth quarter, and continued to fall until the end of 1996. During 1997, the U.S. domestic aluminum industry benefited from increases in aluminum prices and an increase in demand. However, during the fourth quarter of 1997, aluminum prices declined, which negatively impacted the Company's selling prices of aluminum, especially at its salt cake processing facility in Kentucky. It is not possible to predict the future price of aluminum, or the level of worldwide inventories of aluminum and whether, or to what extent, such factors will affect the Company's future business.

The following table sets forth, for the periods indicated, the total pounds of material processed (aluminum, magnesium and zinc); the percentage of total pounds processed represented by (1) tolled aluminum, (2) purchased aluminum and
(3) magnesium and zinc; total revenues; total gross profits and gross profits as a percentage of revenues.

(In thousands, except percentages)


--------------------------------------------------------------------------------
                                              FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           1997            1996            1995
                                      ------------------------------------------
Pounds Processed                      1,988,796       1,451,408       1,323,282

Percent of Total Pounds Processed:
    Tolled Aluminum                          81%             82%             92%
    Purchased Aluminum                       17%             15%              5%
    Zinc and Magnesium                        2%              3%              3%

Revenues                             $  339,381      $  210,871      $  141,167
Gross Profits                        $   47,854      $   25,538      $   30,939
Gross Profit %  *                          14.1%           12.1%           21.9%
--------------------------------------------------------------------------------

* See NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements and RESULTS OF OPERATIONS--Fiscal Year 1997 vs. Fiscal Year 1996 below.


RESULTS OF OPERATIONS

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

Production. During 1997, the pounds of metal processed by the Company increased 37% to 1,989 million pounds, compared to 1,451 million pounds processed in 1996. Increases in aluminum processing from the Idaho, Utah and Arizona facilities (which were acquired in January 1997), the Coldwater, Michigan aluminum facility (which began production during the first quarter of 1997) and the Coldwater alloying facility (which was acquired in November 1997) were the primary reasons for the increased production.

Revenues. During 1997, revenues increased 61% to $339,381,000, compared to revenues of $210,871,000 in 1996. The acquisitions of the Idaho, Utah and Arizona plants, the Rock Creek and Elyria, Ohio processing plants and the Coldwater, Michigan alloying facility, and the operations at the new Coldwater aluminum plant, accounted for virtually all of the increase in revenues. During 1997, higher revenues from the combination of higher aluminum selling prices (relative to 1996 prices), higher levels of buy/sell business at the Company's remaining aluminum plants and additional metal for sale from its Kentucky salt cake processing facility were partially offset by the elimination of revenues at the Company's Corona, California plant (which was closed in the third quarter of 1996). The percentage increase in revenues was greater than the relative increase in volumes processed due to higher levels of buy/sell business during 1997 as compared to 1996.

As discussed above, an increase in buy/sell business generally results in a much higher increase in revenue than would be generated by a similar increase in tolling business. The increased levels of buy/sell business was principally attributable to the Coldwater alloying facility acquired in 1997. Tolling activity for aluminum represented 81% of the Company's total pounds melted during 1997, as compared to 82% in 1996. The increase in buy/sell activity in 1997 also resulted in higher inventory levels. Additionally, revenues increased due to the January 1997 acquisitions of the Rock Creek and Elyria, Ohio plants.

Gross Profits. During 1997, gross profits increased 87% to $47,854,000, compared to gross profits of $25,538,000 in 1996. Approximately 60% of the increase in gross profits was due to (1) the January 1997 acquisitions of the Idaho, Utah and Arizona plants, and the Rock Creek and Elyria, Ohio facilities, (2) the operations at the new Coldwater, Michigan plant and (3) the November 1997 acquisition of the Coldwater, Michigan alloying facility. In addition, 1997's gross profits were higher due to (1) the elimination of the losses at the Company's Corona, California plant (which was closed in the third quarter of 1996), (2) higher aluminum prices, which increased margins from the Company's buy/sell business and (3) strengthened plant operating efficiencies.

SG&A Expenses. During 1997, selling, general and administrative costs increased 50% to $17,612,000, compared to $11,774,000 in 1996. This increase was due principally to higher employee, professional, consulting and goodwill amortization expenses associated with the January and November 1997 plant acquisitions.

Interest. During 1997, interest expense increased 114% to $7,331,000, compared to interest expense of $3,421,000 in 1996. The increase in interest expense was primarily attributable to the additional debt outstanding during 1997 to fund the January and November acquisitions. See "LIQUIDITY AND CAPITAL RESOURCES" below.

Extraordinary Item. In connection with the plant acquisitions in January 1997, the Company borrowed funds under a new Credit Agreement. See "LIQUIDITY AND CAPITAL RESOURCES" below. A portion of the sums borrowed under the Credit Agreement was used to retire substantially all of the Company's outstanding indebtedness prior to its stated maturity. This early debt retirement generated an extraordinary loss of $1,318,000 (net of income tax benefit of $878,000) for the first quarter of 1997. There was no extraordinary item in 1996.

Net Earnings. During 1997, the Company's earnings before provision for income taxes, minority interests and extraordinary item increased 117% to $23,506,000, compared to $10,852,000 in 1996. This increase in earnings was primarily the result of higher gross profits, which were in turn partially offset by the increases in selling, general and administrative expenses and interest expense. The Company's higher earnings before income taxes caused the tax provision to increase to $9,086,000 in 1997, compared to $4,132,000 in 1996. The effective tax rate was approximately 39% in 1997 compared to 38% in 1996. During 1997, net earnings increased 91% to $12,809,000, compared to $6,720,000 in 1996.

FISCAL YEAR 1996 VS. FISCAL YEAR 1995

Production. During 1996, the pounds of metal processed by the Company increased 10% to 1,451 million pounds, compared to 1,323 million pounds processed in 1995. Increases from the

Bedford, Chicago Heights and Sikeston facilities (which were acquired during the fourth quarter of 1995) were the principal reasons for the increase in production volumes.

Revenues. During 1996, revenues increased 49% to $210,871,000, compared to revenues of $141,167,000 in 1995. The percentage increase in revenues was greater than the relative increase in volumes processed due to higher levels of buy/sell business during 1996 as compared to 1995. The increased levels of buy/sell business were principally attributable to the Chicago Heights and Sikeston facilities acquired in October 1995.

Gross Profits. During 1996, gross profits decreased 17% to $25,538,000, compared to gross profits of $30,939,000 in 1995. During the third quarter of 1996, the Company recorded charges in cost of sales totaling $4,177,000, resulting from management's decision to close the Company's Corona, California recycling facility and to accelerate the closure of the first cell of the Company's dedicated solid waste landfill in Morgantown, Kentucky. The Corona facility had operated far below its capacity and had recorded losses throughout 1996, due to a precipitous decline in demand for aluminum from the Far East, the plant's largest market.

Before these third quarter charges to cost of sales, 1996's gross profits of $29,715,000 were 4% lower than 1995's gross profits. The decline was due to higher energy and salt cake disposal costs and because the Company's Corona and Bedford plants experienced lower operating rates than anticipated. In addition, gross profits were negatively affected by a decline in industry conditions during 1996.

SG&A Expenses. During 1996, selling, general and administrative costs increased 17% to $11,774,000, compared to $10,027,000 in 1995. This increase occurred as a result of the addition of key personnel required to manage the Company's accelerated growth since 1994 and because of the added selling, general and administrative costs associated with acquisitions in 1995.

Interest. During 1996, interest expense increased 219% to $3,421,000, compared to interest expense of $1,073,000 in 1995. The increase was the result of additional long-term debt outstanding during 1996 which was incurred to fund the Company's fourth quarter 1995 acquisitions of the Chicago Heights, Sikeston and Bedford facilities, the first quarter 1996 investment in the Company's joint venture in Germany and the 1996 construction of the new Coldwater, Michigan facility. Interest income rose to $623,000 compared to $424,000 in 1995. This increase was due to higher average balances of invested cash during 1996.

Net Earnings. During 1996, the Company's earnings before income taxes decreased 47% to $10,852,000, compared to $20,363,000 in 1995. As discussed above, approximately 44% of this decrease was due to the additional third quarter charges to cost of sales of $4,177,000, resulting from management decisions to close the Company's Corona, California facility and to accelerate the closure of the first cell of the Company's landfill in Morgantown, Kentucky. Excluding these items, 1996's net earnings before income taxes would have been $15,029,000, or 26% lower than 1995's net earnings before income taxes. This 26% decline was greater than the 4% decline in gross profits (excluding the third quarter charges to cost of sales) due to the higher selling, general and administrative expenses and higher interest expense.

The Company's lower earnings before income taxes caused the tax expense provision to fall to $4,132,000 in 1996 compared to $7,893,000 in 1995. The effective tax rate was approximately 38% in 1996 compared to 39% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations, capital expenditures and certain capacity expansions from internally generated cash and its working capital credit facilities. Acquisitions and the balance of its capacity expansions have been financed from a combination of internally generated funds, long-term borrowings and public stock offerings.

Cash Flows from Operations. During 1997, operations provided cash of $30,368,000, compared to $6,744,000 in 1996. Earnings before noncash charges increased 110% or $7,407,000, and depreciation, amortization and deferred taxes increased 57% or $6,535,000, compared to 1996. These increases were primarily due to plant acquisitions during 1997. Changes in the components of operating assets and liabilities (excluding those attributable to investing and financing transactions) used $2,832,000 in cash in 1997, compared to $15,291,000 in cash used during 1996. As of December 31, 1997, the Company's current ratio increased to 2.71, compared to 2.58 as of December 31, 1996.

For the reasons discussed above, working capital fluctuates as the mix of buy/sell business and tolling business changes. The Company's working capital requirements are expected to increase in 1998 due to anticipated higher levels of buy/sell business and increased processing volumes due to the acquisition of the Coldwater, Michigan alloying facility and the operations at the new Wales facility.

Cash Flows from Investing Activities. During 1997, net cash used by investing activities increased 310% to $124,461,000, compared to $30,345,000 in 1996. The increase was primarily a result of the first quarter 1997 acquisition of the Idaho, Utah and Arizona facilities and the fourth quarter 1997 acquisition of the Michigan alloying facility. In addition, the Company's total payments for property, plant and equipment (excluding acquisitions) in 1997 increased 122% to $37,159,000, compared to $16,711,000 spent in 1996. During 1997, major projects included the construction of new aluminum recycling facilities in Coldwater, Michigan and Swansea, Wales, the relocation of the Company's zinc recycling facility and the purchase of various environmental equipment.

Capital expenditures for property, plant and equipment in 1998 are expected to total approximately $34,500,000. Major projects include the installation of a reverberatory furnace and delacquering equipment at the Morgantown, Kentucky facility, purchases of environmental equipment, the expansion of the Company's landfill in Morgantown, Kentucky and upgrades to various furnaces.

Cash Flows from Financing Activities. During 1997, net cash provided from financing activities increased 347% to $89,434,000, compared to $19,993,000 in 1996. In connection with its January 1997 acquisitions, the Company entered into its Credit Agreement with certain lenders, borrowing $110,000,000 at the closing and using approximately $61,000,000 to fund the acquisitions and $49,000,000 to retire substantially all of the Company's outstanding debt as of December 31, 1996. Financing activities also included cash payments of $2,702,000 in dividends during 1997 compared to $2,371,000 in 1996.

In November 1997, the Company issued and sold 2,645,000 (inclusive of 345,000 shares from the exercise of the underwriters' over-allotment option) shares of its Common Stock through an underwritten public offering (the "Offering") at a price to public of $18.00 per share. The Company received net proceeds of approximately $44,799,000, after deducting underwriting discounts and commissions and Offering expenses. The Company used the net proceeds to reduce outstanding indebtedness originally incurred under the Credit Agreement in January 1997. See NOTE H--"LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" of Notes to Consolidated Financial Statements.

On November 5, 1997, the Company renegotiated the terms of the Credit Agreement with its lenders, entering into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a reducing revolving credit facility of up to $200,000,000, which allowed the Company to consolidate the unpaid amount of the outstanding indebtedness of $96,755,000 and $15,100,000 under the original Credit Agreement's term loan and revolving credit facilities, respectively, and permitted the Company to acquire Alchem. The Company funded the cash portion of the consideration to acquire Alchem and repaid a portion of Alchem's outstanding indebtedness from borrowings under the Amended and Restated Credit Agreement. Indebtedness under the Amended and Restated Credit Agreement will mature in December 2003. The Amended and Restated Credit Agreement provides that the maximum amount of commitments under the facility will be reduced on an annual basis beginning in December 1999, so that by December 31, 2002, the maximum amount of aggregate commitments may not exceed $100,000,000. As of December 31, 1997, the Company had $96,225,000 in indebtedness outstanding under the Amended and Restated Credit Agreement and had $102,023,000 available for borrowings. The Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company pays a commitment fee for unborrowed amounts available under the reducing revolving facility, initially in the amount of 0.30% of the aggregate nonutilized revolving credit commitments, and after March 31, 1998, an amount based upon the Company's ratio of debt to total capitalization.

At December 31, 1997, the Company had standby letters of credit outstanding with TCB and American National Bank and Trust Company in the amounts of $1,752,000 and $1,044,000, respectively. The Company has also entered into an interest rate cap transaction agreement with TCB. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

The Amended and Restated Credit Agreement is secured by a first lien mortgage and security interest on seven plant facilities owned by the Company, as well as security interests in equipment, accounts receivable, inventories and certain intellectual property and general intangibles. The facilities are additionally secured by a pledge of the capital stock and equity interests of substantially all of the Company's wholly-owned subsidiaries and certain joint ventures in which the Company is directly or indirectly a joint venturer. Additionally, substantially all of the Company's wholly-owned subsidiaries have guaranteed the Company's obligations under the credit facilities. The Amended and Restated Credit Agreement provides that if (i) the Company's senior unsecured long-term indebtedness for borrowed money is rated at least BBB- or Baaa3 by Standard & Poor's and Moody's, or (ii) during four consecutive fiscal quarters the Company's leverage ratio and debt to capitalization ratio meet certain requirements, then the lenders' liens in the collateral may be released upon the request and at the expense of the Company. See NOTE H--"LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" of Notes to Consolidated Financial Statements.

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

The Amended and Restated Credit Agreement also contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $4,000,000 in 1997, $5,000,000 in 1998, $6,000,000 in 1999 and in 2000, and $8,000,000 in any year thereafter (see ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS"). The Amended and Restated Credit Agreement further contains provisions restricting the amount of capital expenditures that the Company and its subsidiaries may make in any fiscal year ($38,000,000 in fiscal 1997 and $35,000,000 for each fiscal year thereafter, not including capital expenditures for the acquisition of Alchem and certain other permitted acquisitions). Finally, the agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a maximum debt to capitalization ratio, a minimum interest coverage ratio and a covenant requiring that certain minimum net worth amounts be maintained.

In May 1996, the Company borrowed $5,740,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1996) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant in Morgantown, which was completed in January 1996. The indebtedness under the 1996 bonds bears interest at the rate of 7.65% per annum and matures on May 1, 2016. On April 15, 1997, the Company borrowed an additional $4,600,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1997) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its second landfill cell and to fund additional construction costs of its salt cake processing facility in Morgantown. The indebtedness under the 1997 bonds bears interest at the rate of 7.45% per annum and matures on May 1, 2022.

Contingencies. On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis"), had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company sells aluminum to Doehler-Jarvis. At December 31, 1997, the Company had $3,492,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively. The Company believes that the loss of this customer would not have a material adverse effect on the Company's financial position or results of operations.

The Company believes that its cash on hand, the resources available under the terms of the Amended and Restated Credit Agreement and anticipated 1998 cash provided by operations should provide the financial resources necessary to fund its capital requirements and to meet its obligations in 1998 and for the foreseeable future.

TECHNOLOGY FOR THE YEAR 2000

The Company relies on software technology to deliver its services and has taken actions to evaluate the nature and extent of the work required to make its systems and infrastructure "Year 2000" compliant. The Company believes that its primary operations and accounting software vendors are Year 2000 compliant. However, the Company has identified potential Year 2000 issues with certain subsidiaries and a joint venture partner, and is currently developing plans to convert or modify those systems in order to achieve Year 2000 compliance. Based on preliminary information, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business, financial position or results of operations. However, the Company cannot presently determine the impact on its customers and suppliers in the event that its customers or suppliers may be Year 2000 non-compliant, and in such event, whether such non-compliance may have a material adverse effect on the Company's results of operations or financial position. The Company is in the process of contacting its customers and suppliers to determine the status of their respective Year 2000 compliance programs.

CAUTIONARY STATEMENTS FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and in ITEM 1. "BUSINESS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; future acquisitions or corporate combinations, plans for domestic or international expansion, facility construction schedules and projected completion dates, and anticipated technological advances; future capabilities of the Company to achieve "closed loop recycling" on a commercially efficient basis; prospects for the Company's joint venture partners to purchase a portion of the Company's interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business, future asset recoveries, future operations, future demand, future industry conditions, future capital expenditures, future financial condition, and the impact of the "Year 2000" technology transition on the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Annual Report on Form 10-K, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in such forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum on world markets and future levels and timing of capital expenditures.

These statements are further qualified by the following:

   * Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions, general economic and financial market conditions, and governmental regulation and factors involved in administrative and other proceedings. The future mix of buy/sell vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

   * The price of primary aluminum and other metals is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile, which could affect the Company's buy/sell aluminum business. The Company's use of contractual arrangements including long-term agreements and forward contracts may reduce the Company's exposure to this volatility but does not eliminate it.

   * The markets for most aluminum products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations.

   * Fluctuations in the costs of fuels, raw materials and labor can affect the Company's financial position and results of operations.

   * The Company's key transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

   * A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's financial position and results of operations.

   * The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks include (1) floating interest rate risk on its long-term debt, (2) foreign currency risk from its operations outside the United States, (3) price risk for natural gas used in its production process, (4) price risk for aluminum in its buy/sell and by-product processing businesses and (5) credit risk from customers. The Company uses derivative financial instruments to manage some of these risks; these financial instruments are not used for speculative purposes. See NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements.

In order to reduce the fluctuating interest rate exposure on the term loan under the January 1997 Credit Agreement (See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES"), the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with TCB on April 7, 1997. The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four year term of the agreement. As of December 31, 1997, the floating interest rate was capped at 8% per annum for 41.4% of the total borrowings under the Amended and Restated Credit Agreement.

During 1997, the financial impact of gains and losses from foreign currency exchange rate fluctuations associated with the construction and operation of the Company's Wales facility and VAW-IMCO was immaterial.

Natural gas is the Company's second largest cost component. In order to manage its upside price exposure for natural gas purchases, the Company has, at times, fixed the future price of a portion of its natural gas requirements by entering into firm-priced physical commitments. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. As of February 28, 1998, approximately 25% of the Company's projected natural gas requirements were locked-in at firm delivery prices for 24 months.

Aluminum ingot is an internationally priced, sourced and traded commodity, and its principal trading market is the London Metal Exchange. From time to time, the Company has entered into forward sale contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky. These contracts are settled in the month of the corresponding production. The contracts did not have a significant effect on the Company's financial position or results of operations for 1997. Based upon the Company's increased levels of aluminum buy/sell business in recent years (see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), it is likely that the degree of the Company's metals hedging activities will increase during 1998 and for the foreseeable future.

In May 1997, one of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code--see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES" above.

Because the Company is not yet required to provide the disclosures otherwise mandated under Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission (pursuant to General Instruction 1. of General Instructions to Paragraphs 305(a), 305(b), 305(c), 305(d) and 305(e)), the foregoing disclosures under this ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." do not and are not intended to comply with Item 305.

ITEM 8.       FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS OF IMCO RECYCLING INC. AND SUBSIDIARIES


                                                                       PAGE
                                                                       ----
Report of Ernst & Young LLP, Independent Auditors                       33

Consolidated Balance Sheets at December 31, 1997 and 1996               34

Consolidated Statements of Earnings for the three years ended
  December 31, 1997                                                     35

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997                                                     36

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 1997                                   37

Notes to Consolidated Financial Statements                           38-53




All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and
Board of Directors
IMCO Recycling Inc.


We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                     ERNST & YOUNG LLP
Dallas, Texas
February 2, 1998

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               1997              1996
                                                                           ------------      ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                             $        405      $      5,070
     Accounts receivable                                                         52,163            33,655
     Inventories                                                                 34,556            11,847
     Deferred income taxes                                                        2,782             1,462
     Other current assets                                                         1,746             1,282
                                                                           ------------      ------------
        Total Current Assets                                                     91,652            53,316
Property and equipment, net                                                     142,100            86,308
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $4,053 and
     $4,607 at December 31, 1997 and 1996, respectively                          74,658             9,362
Investments in joint ventures                                                    14,271            14,187
Other assets, net                                                                 9,855             1,534
                                                                           ------------      ------------
                                                                           $    332,536      $    164,707
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                      $     25,902      $     14,351
     Accrued liabilities                                                          7,254             2,192
     Short-term debt                                                                 --             2,000
     Current maturities of long-term debt                                           648             2,124
                                                                           ------------      ------------
        Total Current Liabilities                                                33,804            20,667
Long-term debt                                                                  109,194            48,202
Deferred income taxes                                                            11,278             5,856
Other long-term liabilities                                                       9,336             1,647

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares
     authorized; none issued                                                         --                --

Common stock; par value $.10; 20,000,000 shares authorized;
     16,515,750 issued at December 31, 1997; 12,017,914
     issued at December 31, 1996                                                  1,652             1,202
Additional paid-in capital                                                       96,519            27,553
Retained earnings                                                                71,096            61,021
Treasury stock, at cost; 39,354 shares at December 31, 1997;
     118,551 shares at December 31, 1996                                           (343)           (1,441)
                                                                           ------------      ------------
        Total Stockholders' Equity                                              168,924            88,335
                                                                           ------------      ------------
                                                                           $    332,536      $    164,707
                                                                           ============      ============

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          1997              1996              1995
                                                                      ------------      ------------      ------------
Revenues                                                              $    339,381      $    210,871      $    141,167
Cost of sales                                                              291,527           185,333           110,228
                                                                      ------------      ------------      ------------
Gross profits                                                               47,854            25,538            30,939
Selling, general and administrative expense                                 17,612            11,774            10,027
Interest expense                                                             7,331             3,421             1,073
Interest income                                                               (413)             (623)             (424)
Equity in (earnings) loss of affiliates                                       (182)              114              (100)
                                                                      ------------      ------------      ------------
Earnings before provision for income taxes, minority
    interests and extraordinary item                                        23,506            10,852            20,363
Provision for income taxes                                                   9,086             4,132             7,893
                                                                      ------------      ------------      ------------
Earnings before minority interests and extraordinary item                   14,420             6,720            12,470
Minority interests, net of provision for income taxes                          293                --                --
                                                                      ------------      ------------      ------------
Earnings before extraordinary item                                          14,127             6,720            12,470
Extraordinary item, net                                                     (1,318)               --                --
                                                                      ------------      ------------      ------------
 Net earnings                                                         $     12,809      $      6,720      $     12,470
                                                                      ============      ============      ============

Net earnings per common share:
    Basic:
      Earnings before extraordinary item                              $       1.08      $       0.57      $       1.08
      Extraordinary item                                                     (0.10)               --                --
                                                                      ------------      ------------      ------------
      Net earnings                                                    $       0.98      $       0.57      $       1.08
                                                                      ============      ============      ============

    Diluted:
      Earnings before extraordinary item                              $       1.06      $       0.55      $       1.05
      Extraordinary item                                                     (0.10)               --                --
                                                                      ------------      ------------      ------------
      Net earnings                                                    $       0.96      $       0.55      $       1.05
                                                                      ============      ============      ============

Weighted average shares outstanding:
    Basic                                                                   13,066            11,852            11,581
    Diluted                                                                 13,293            12,130            11,858

Dividends declared per common share                                   $       0.20      $       0.20      $      0.105





See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                           1997              1996              1995
                                                                     --------------    --------------     ------------
OPERATING ACTIVITIES
Earnings before extraordinary item                                    $     14,127      $      6,720      $     12,470
Depreciation and amortization                                               16,511            11,316             9,353
Provision for deferred income taxes                                          1,516               176             1,167
Other noncash charges                                                        1,046               246               135
Provision for plant closure                                                     --             3,577                --
Changes in operating assets and liabilities:
    Accounts receivable                                                     12,256            (6,282)            3,330
    Inventories                                                              2,594            (3,728)           (1,756)
    Other current assets                                                       379                72              (546)
    Accounts payable and accrued liabilities                               (18,061)           (5,353)            1,563
                                                                      ------------      ------------      ------------
NET CASH FROM OPERATING ACTIVITIES                                          30,368             6,744            25,716

INVESTING ACTIVITIES
Payments for property and equipment                                        (37,159)          (16,711)          (15,538)
Acquisition of IMSAMET, Inc., net of cash acquired                         (59,882)               --                --
Acquisition of Alchem Aluminum, Inc., net of cash acquired                 (25,430)               --                --
Acquisitions of other businesses and investments in joint
    ventures                                                                   163           (13,681)          (20,137)
Other                                                                       (2,153)               47              (731)
                                                                      ------------      ------------      ------------
NET CASH USED BY INVESTING ACTIVITIES                                     (124,461)          (30,345)          (36,406)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings                     (8,351)            2,000                --
Proceeds from issuance of long-term debt                                   236,525            20,517            20,000
Principal payments of long-term debt                                      (181,372)           (2,162)           (1,477)
Net proceeds from public stock offering                                     44,799                --                --
Dividends paid                                                              (2,702)           (2,371)           (2,371)
Other                                                                          535             2,009               362
                                                                      ------------      ------------      ------------
NET CASH FROM FINANCING ACTIVITIES                                          89,434            19,993            16,514

Effect of exchange rate differences on cash and cash equivalents                (6)               --                --
                                                                      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                        (4,665)           (3,608)            5,824
Cash and cash equivalents at January 1                                       5,070             8,678             2,854
                                                                      ------------      ------------      ------------
Cash and cash equivalents at December 31                              $        405      $      5,070      $      8,678
                                                                      ============      ============      ============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                            $      9,087      $      3,083      $      1,357
Cash payments for income taxes                                        $      5,940      $      7,440      $      6,440

Fair value of the shares issued in the acquisition of Alchem
    Aluminum, Inc.                                                    $     17,250                --                --
Fair value of the shares issued in the acquisition of Rock
    Creek Aluminum, Inc.                                              $      7,125                --                --

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           COMMON STOCK            ADDITIONAL                             TREASURY STOCK
                                     --------------------------     PAID-IN          RETAINED       -------------------------
                                       SHARES          AMOUNT       CAPITAL          EARNINGS         SHARES          AMOUNT
                                     ----------     -----------  ---------------   ------------     ---------      ----------
BALANCE AT
    DECEMBER 31, 1994                11,756,698     $    1,176     $   23,511      $   45,421        (244,910)     $   (1,818)
Net earnings                                 --             --             --          12,470              --              --
Cash dividend                                --             --             --          (1,219)             --              --
Exercise of stock options                    --             --            234              --          36,938             (56)
Purchase of Alumar Associates           208,213             20          3,354              --              --              --
Tax benefit from the exercise of
    nonqualified stock options               --             --            183              --              --              --

                                     ----------     ----------     ----------      ----------      ----------      ----------
BALANCE AT
    DECEMBER 31, 1995                11,964,911          1,196         27,282          56,672        (207,972)         (1,874)
Net earnings                                 --             --             --           6,720              --              --
Cash dividend                                --             --             --          (2,371)             --              --
Issuance of common stock for
    services                              3,003              1             51              --              --              --
Exercise of stock options                    --             --           (586)             --          89,421             433
Tax benefit from the exercise of
    nonqualified stock options               --             --            806              --              --              --
Exercise of warrants                     50,000              5             --              --              --              --

                                     ----------     ----------     ----------      ----------      ----------      ----------
BALANCE AT
    DECEMBER 31, 1996                12,017,914          1,202         27,553          61,021        (118,551)         (1,441)
Net earnings                                 --             --             --          12,809              --              --
Cash dividend                                --             --             --          (2,702)             --              --
Net proceeds from public
    stock offering                    2,645,000            264         44,535              --              --              --
Purchase of Rock Creek Aluminum         618,137             62          7,063              --              --              --
Purchase of Alchem Aluminum           1,208,339            121         17,129              --              --              --
Issuance of common stock for
    services                              7,493              1            127              --              --              --
Exercise of stock options                18,867              2           (212)             --          79,197           1,098
Tax benefit from the exercise of
    nonqualified stock options               --             --            324              --              --              --
Foreign currency translation
    adjustment                               --             --             --             (32)             --              --

                                     ----------     ----------     ----------      ----------      ----------      ----------
BALANCE AT
    DECEMBER 31, 1997                16,515,750     $    1,652     $   96,519      $   71,096         (39,354)     $     (343)
                                     ==========     ==========     ==========      ==========      ==========      ==========

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
           (DOLLARS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of its majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

The Company's principal business involves the ownership and operation of aluminum recycling and alloying facilities. Scrap material is recycled for a fee and then the material is returned to its customers, some of whom are the world's largest aluminum and automotive companies. Scrap is also purchased on the open market, recycled and sold.

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

CASH EQUIVALENTS:

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES:

Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method and includes an allocation of average manufacturing labor and overhead costs to finished goods. Certain inventories of an acquired business in 1997 were valued using the last-in, first-out (LIFO) method, which approximated specific identification values as of December 31, 1997.

CREDIT RISK:

The majority of the Company's accounts receivable are due from companies in the aluminum industry. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required.
Credit losses historically have been immaterial.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated to be approximately $7,000,000 and are being accrued as space in the landfills are used. Landfill costs are depreciated as space in the landfill is used.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 1997, 1996 and 1995 were $1,386,000, $237,000 and $438,000 respectively.

AMORTIZATION OF INTANGIBLES:

The excess of original acquisition cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over their expected life, currently from 15-40 years. Management regularly reviews the remaining goodwill with consideration toward recovery through future operating results. Goodwill is valued on an undiscounted basis. Deferred debt issuance costs, included in other assets, are being amortized over the term of the long-term debt. Organizational costs are being amortized on a straight-line basis from 5-15 years. Patents are amortized over their remaining legal lives.

NET EARNINGS PER SHARE:

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated, as required, to conform to Statement 128.

STOCK-BASED COMPENSATION:

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS:

In order to reduce the floating interest rate risk on its long-term debt, the Company entered into an interest rate cap transaction in 1997 (see NOTE H).

In order to manage its price exposure for natural gas purchases, the Company has, at times, fixed the future price of a portion of its natural gas requirements by entering into firm-priced physical commitments. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. As of December 31, 1997, approximately 29% of the Company's projected 1998 annual natural gas requirements were locked-in at firm delivery prices.

From time to time, the Company has entered into forward sale contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky. These contracts are settled in the month of the corresponding production. The contracts did not have a significant effect on the Company's financial position or results of operations for 1997.

FOREIGN CURRENCY TRANSLATION:

The Company's U.K. subsidiary uses the British Pound Sterling as their functional currency. Adjustments resulting from the translation into U.S. dollars are reflected as a separate component of Stockholders' Equity, and foreign currency transaction gains and losses are reflected in the Statement of Earnings. The gains and losses on foreign currency exchange rate fluctuations and the translation adjustments for 1997 were immaterial.

NEW ACCOUNTING STANDARDS:

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 31, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components. The Company will adopt Statement 130 in the first quarter of 1998, and the impact is not expected to be material.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirement retroactively in 1998. Management has not completed its review of the impact of Statement 131, but anticipates that the adoption of this statement will not affect the number of segments the Company is required to report.

PRIOR YEAR RECLASSIFICATIONS:

Certain reclassifications have been made to prior year statements to conform to the current year presentation.


NOTE B--ACQUISITIONS AND INVESTMENTS

In November 1997, the Company acquired all of the capital stock of Alchem Aluminum, Inc. ("Alchem") in exchange for approximately $26,000,000 cash and the assumption of debt and 1,208,339 shares of the Company's Common Stock. The shares of Common Stock that were issued to the Alchem shareholders are contractually restricted from resale for periods of up to three years, and the Alchem shareholders have certain registration rights with respect to such shares of Common Stock. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is approximately $17,000,000 and is being amortized over forty years on a straight-line basis. Alchem is a producer of specification aluminum alloys for automotive manufacturers and their suppliers and has been operating its facility located in Coldwater, Michigan since 1972. Alchem and the Company had been operating under a joint venture agreement entered into in October 1995 to construct and operate an aluminum recycling plant adjacent to Alchem's processing facility in Coldwater.

The preliminary allocation of the purchase price of Alchem is as follows:


     Working capital                                    $ 14,938
     Property and equipment                               10,959
     Goodwill                                             16,852
     Other noncurrent assets                               4,228
     Noncurrent liabilities                              (18,819)
                                                        --------
     Total                                              $ 28,158
                                                        ========

During 1997, the Company and Alchem completed the construction of a $17,000,000 aluminum recycling facility in Coldwater, Michigan. This facility, which delivers molten metal to the Company's Alchem subsidiary, commenced operations in the first quarter of 1997 and reached full capacity in the fourth quarter of 1997.

In January 1997, the Company acquired all of the capital stock of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource, Inc., for approximately $58,000,000 in cash, not including acquisition costs. IMSAMET operates and owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona. In addition, IMSAMET owns a 50% interest in a joint venture facility adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their fair values. The excess of the purchase price over the fair value of net assets acquired is approximately $42,000,000 and is being amortized over forty years on a straight-line basis.

The allocation of the purchase price of IMSAMET is as follows:


     Working capital                                    $    4,674
     Property and equipment                                 19,852
     Goodwill                                               41,976
     Other noncurrent assets                                   914
     Noncurrent liabilities                                 (7,176)
                                                        ----------
     Total                                              $   60,240
                                                        ==========

Also in January 1997, the Company acquired, in a privately-negotiated transaction, all of the capital stock of Rock Creek Aluminum, Inc. ("Rock Creek") in exchange for 618,137 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is $6,000,000 and is being amortized over forty years on a straight-line basis. Rock Creek owns and operates two Ohio facilities located in Elyria and Rock Creek. These facilities utilize milling, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags.

The Company's results of operations include the results of IMSAMET and Rock Creek from January 1, 1997 and the results of Alchem from November 1, 1997.

The following table sets forth pro forma results of operations of the combined entities of the Company and Alchem for the year ended December 31, 1997 and the Company and IMSAMET, Rock Creek and Alchem for the year ended December 31, 1996, assuming the acquisitions had been consummated on January 1 of the respective years. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisitions been consummated on such dates or of future results of the combined companies under the ownership and management of the
Company:

                                                                  1997           1996
                                                              -------------  -------------
                                                              (UNAUDITED)    (UNAUDITED)
Revenues                                                      $  461,564     $  408,936
Gross profit                                                      58,657         45,536
Earnings before extraordinary item                                16,402          8,292
Net earnings                                                      15,084          8,292
Earnings per common share before extraordinary item:
    Basic                                                     $     1.16     $     0.61
    Diluted                                                   $     1.14     $     0.59

Net earnings per common share:
    Basic                                                     $     1.07     $     0.61
    Diluted                                                   $     1.05     $     0.59

The table above reflects certain pro forma adjustments including additional depreciation expense as a result of the increased basis of the fixed assets acquired, additional amortization expense related to the goodwill recorded, a reduction in general and administrative expenses for the elimination of duplicate corporate offices, additional interest expense related to debt incurred on the acquisitions (see NOTE H) and adjustments for related income taxes and minority interests.

In May 1996, the Company purchased for approximately $14,000,000 a 50% interest in VAW-IMCO Gu(beta) und Recycling GmbH ("VAW-IMCO"), a joint venture in Germany. This joint venture was formed to own and operate two aluminum recycling facilities previously owned by VAW aluminium AG, an aluminum products manufacturing company in Germany. The plants primarily serve the European automotive market.

In October 1995, the Company acquired all of the outstanding capital stock of Alumar Associates, Inc. ("Alumar"), which owned Metal Mark, Inc. Metal Mark, Inc. owned and operated three aluminum recycling plants located in Chicago Heights, Illinois; Sikeston, Missouri; and Pittsburg, Kansas and owned 50% of a fourth facility in East Chicago, Indiana. The value of the transaction, which was accounted for as a purchase, was approximately $16,745,000, including the assumption of $8,245,000 of long-term debt of Alumar. The remainder of the purchase price consisted of $4,000,000 in cash and 208,213 shares of the Company's Common Stock. In 1997, the Company sold its investment in the Indiana facility.

In September 1995, the Company purchased all of the assets of an aluminum recycling facility located in Bedford, Indiana from a private aluminum company. The transaction was accounted for as a purchase for approximately $8,500,000 in cash.


NOTE C--INVENTORIES

The components of inventories are:


                                           DECEMBER 31,
                               --------------------------------
                                   1997               1996
                               -------------     --------------
Finished goods                 $      16,771     $        8,642
Raw materials                         17,313              2,974
Supplies                                 472                231
                               -------------     --------------
                               $      34,556     $       11,847
                               =============     ==============


NOTE D--PROPERTY AND EQUIPMENT

The components of property and equipment are:


                                                       DECEMBER 31,
                                            --------------------------------
                                                 1997               1996
                                            -------------      -------------
Land, buildings and improvements                $ 100,587      $      68,890
Production equipment and machinery                 89,804             55,102
Office furniture, equipment and other               6,704              4,907
                                            -------------      -------------
                                                  197,095            128,899
Accumulated depreciation                          (54,995)           (42,591)
                                            -------------      -------------
                                                $ 142,100      $      86,308
                                            =============      =============


Depreciation expense for 1997, 1996 and 1995 was $14,007,000, $10,249,000 and
$8,590,000, respectively.

Estimated useful lives for buildings and improvements range from 15 to 39 years, machinery and equipment range from 3 to 20 years and office furniture and equipment range from 3 to 10 years.

In March 1992, the Company entered into an agreement with Commonwealth Industries, Inc. ("Commonwealth"), formerly Barmet Aluminum Corporation, to construct, own and operate the Uhrichsville plant adjacent to Commonwealth's rolling mill in Uhrichsville, Ohio and to supply Commonwealth with all of its recycled aluminum needs. The Uhrichsville plant, including costs for capitalized interest and for the 1994 expansion, cost approximately $20,750,000. Commonwealth has an option to acquire up to a 49% equity interest in the Company's subsidiary that owns the Uhrichsville plant at a price based on a predetermined formula; such formula should result in a gain if Commonwealth exercised its option.


NOTE E--LONG-TERM RECEIVABLE

On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis"), had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At December 31, 1997, the Company had $3,492,000 of outstanding unsecured receivables from the sale of aluminum to Doehler-Jarvis, net of related reserves. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively. The Company believes that the loss of this customer will not have a material adverse effect on the Company's financial position or results of operations.


NOTE F--COMMON STOCK OFFERING

In November 1997, the Company issued and sold 2,645,000 (inclusive of 345,000 shares from the exercise of the underwriters' over-allotment option) shares of its Common Stock through an underwritten public offering (the "Offering") at a price to public of $18.00 per share. The Company received net proceeds of approximately $44,799,000, after deducting underwriting discounts and commissions and Offering expenses. The Company used the net proceeds to reduce outstanding indebtedness originally incurred under the Credit Agreement in January 1997 (see NOTE H).


NOTE G--INCOME TAXES

 The provision for income taxes was as follows:


                                    FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------
                                    1997          1996          1995
                               ------------   ------------  ------------
CURRENT:
  Federal                      $      6,035   $      3,587   $     5,241
  State                               1,535            369         1,485
                               ------------   ------------  ------------
                                      7,570          3,956         6,726

DEFERRED:
  Federal                             2,028              7         1,678
  State                                (512)           169          (511)
                               ------------   ------------  ------------
                                      1,516            176         1,167

                               ------------   ------------  ------------
                               $      9,086   $      4,132  $      7,893
                               ============   ============  ============

The income tax expense computed by applying the federal statutory tax rate to earnings before income taxes differed from the provision for income taxes as follows:


                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                  1997           1996          1995
                                               ------------   ------------  ------------
Income taxes at the federal statutory rate     $      8,227   $      3,690  $      7,127
Goodwill amortization, nondeductible                    196            168            91
State income taxes, net                                 651            355           633
Other, net                                               12            (81)           42
                                               ------------   ------------  ------------
Provision for income taxes                     $      9,086   $      4,132  $      7,893
                                               ============   ============  ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                           DECEMBER 31,
                                                     --------------------------
                                                        1997          1996
                                                     ------------  ------------

Deferred tax liabilities:
  Accelerated depreciation and amortization          $     13,635  $      8,139
  Federal effect of state income taxes                        804           473
  Other                                                       171           224
                                                     ------------  ------------
Total Deferred Tax Liabilities                             14,610         8,836

Deferred tax assets:
  Net operating loss carryforwards                            859         1,130
  Tax credit carryforwards                                  1,900         1,470
  Expenses not currently deductible                         3,434         1,819
  Federal effect of state income taxes                        805           488
  Other                                                        44            91
                                                     ------------  ------------
Total deferred tax assets                                   7,042         4,998
Valuation allowance                                          (928)         (556)
                                                     ------------  ------------
Net deferred tax assets                                     6,114         4,442

                                                     ------------  ------------
Net deferred tax liability                           $     8,496   $      4,394
                                                     ============  ============

At December 31, 1997, the Company had a $928,000 valuation allowance to reduce certain deferred tax assets to amounts that are more likely to be realized. The majority of the valuation allowance relates to the Company's ability to utilize state investment tax credits generated by the Company's Corona, California facility, which was closed in 1996, and the state recycling credits available in Kentucky.

At December 31, 1997, the Company had approximately $322,000 of unused net operating loss carryforwards for federal purposes, which expire in the year 2008, and had approximately $10,656,000 for state purposes which expire in 2008 to 2012. The majority of the net operating loss carryforwards were generated by the Loudon and Bedford facilities.

At December 31, 1997, the Company had $1,900,000 of unused state investment tax credit carryforwards, $103,000 of which expire in 2011 and $1,797,000 of which do not expire.


NOTE H--LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT

Long-term debt is summarized as follows:

                                                                      DECEMBER 31,
                                                             ----------------------------
                                                                1997            1996
                                                             ------------    ------------
Revolving Credit Loans                                       $     96,225    $          -
11.18% MONY Senior Notes                                                -           8,000
7.28% MONY Senior Notes                                                 -          15,000
7.41% MONY Senior Notes                                                 -          15,000
7.65% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1996 Series                  5,688           5,526
7.45% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1997 Series                  4,600               -
Variable Rate Term Loan                                                 -           2,750
Variable Rate Converting Revolving Loan                                 -           3,750
Other                                                               3,329             300
                                                             ------------    ------------
Subtotal                                                          109,842          50,326
Less current maturities                                               648           2,124
                                                             ------------    ------------
Total                                                        $    109,194    $     48,202
                                                             ============    ============

In connection with the January 1997 acquisitions (see NOTE B), the Company entered into a $125,000,000 syndicated credit agreement (the "Credit Agreement") with certain lenders, including Merrill Lynch & Co. as syndication agent and Texas Commerce Bank National Association as administrative agent ("TCB"). The Company received $110,000,000 at the closing and used approximately $61,000,000 for the IMSAMET acquisition. The remaining $49,000,000 of the proceeds was used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 in the first quarter of 1997, which consisted of early payment penalties of $1,953,000, write-off of debt costs of $243,000 and an income tax benefit of $878,000.

The Credit Agreement provided for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan, with a final maturity of seven years, and a $20,000,000 revolving credit facility, with a final maturity of five years. Of the $20,000,000 revolving credit facility, $4,000,000 was to be used, as needed, by the Company for standby letters of credit.

On November 5, 1997, the Company amended and restated the terms of the Credit Agreement with its lenders (the "Amended and Restated Credit Agreement"). The Amended and Restated

Credit Agreement provides for a reducing revolving credit facility of up to $200,000,000, which allowed the Company to consolidate the unpaid amount of its then-outstanding indebtedness of $96,755,000 and $15,100,000 under the original Credit Agreement's term loan and revolving credit facilities, respectively, and permitted the company to acquire Alchem (see NOTE B). The Company funded the cash portion of the Alchem acquisition and repaid a portion of Alchem's outstanding indebtedness from borrowings under the Amended and Restated Credit Agreement. In addition, up to $12,000,000 available under the Amended and Restated Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Amended and Restated Credit Agreement will mature in December 2003. The Amended and Restated Credit Agreement provides that the maximum amount of commitments under the facility will be reduced on an annual basis beginning in December 1999, so that by December 31, 2002, the maximum amount of aggregate commitments may not exceed $100,000,000. Indebtedness under the Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company pays a commitment fee for unborrowed amounts available under the reducing revolving facility at a rate based upon the Company's ratio of debt to total capitalization.

In order to reduce the fluctuating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with TCB on April 7, 1997. The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four-year term of the agreement. As of December 31, 1997, the floating interest rate was capped at 8% per annum for 41.4% of the total borrowings under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement imposes certain restrictions, including: (i) a prohibition of certain additional indebtedness (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends, capital expenditures, acquisitions of businesses and dispositions of assets. The annual limitations on cash dividends are as follows: $4,000,000 for 1997, $5,000,000 for 1998, $6,000,000 per year for 1999 and 2000, and $8,000,000 for each year after 2000. The indebtedness under the Amended and Restated Credit Agreement is secured by substantially all of the Company's assets, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

At December 31, 1997, the Company had standby letters of credit outstanding with TCB and American National Bank and Trust Company in the amounts of $1,752,000 and $1,044,000, respectively.

The 7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds (Series 1997) are due on May 1, 2022. The bonds were issued in 1997 in conjunction with the Company's expansion of its landfill in Morgantown, Kentucky and additional construction costs of its salt cake processing plant in Morgantown.

The 7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds (Series 1996) are due on May 1, 2016. The bonds were issued in 1996 in conjunction with the Company's construction of its salt cake processing plant in Morgantown, Kentucky. The bonds were issued at a 1% discount which is being amortized over the life of the bonds.

The fair value of the Company's debt approximates its carrying value due to its recent issuance, floating rate and relatively short maturity.

Scheduled maturities of long-term debt subsequent to December 31, 1997 are as follows:


          1998                                    $          648
          1999                                               553
          2000                                               282
          2001                                               257
          2002                                               271
          After 2002                                     107,831
                                                  --------------
          Total                                   $      109,842
                                                  ==============


NOTE I--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          1997              1996              1995
                                                                     -------------      ------------      ------------
Numerators for basic and diluted earnings per share:
   Net earnings before extraordinary item                             $     14,127      $      6,720      $     12,470
   Extraordinary item                                                       (1,318)               --                --
                                                                      ------------      ------------      ------------
   Net earnings                                                       $     12,809      $      6,720      $     12,470
                                                                      ============      ============      ============

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares                                           13,066,006        11,852,066        11,580,838
   Dilutive potential common shares--stock options                         226,698           277,773           284,857
                                                                      ------------      ------------      ------------
   Denominator for diluted earnings per share                           13,292,704        12,129,839        11,865,695
                                                                      ============      ============      ============

Basic net earnings per share:
   Net earnings before extraordinary item                             $       1.08      $       0.57      $       1.08
   Extraordinary item                                                        (0.10)               --                --
                                                                      ------------      ------------      ------------
   Net earnings                                                       $       0.98      $       0.57      $       1.08
                                                                      ============      ============      ============

Diluted net earnings per share:
   Net earnings before extraordinary item                             $       1.06      $       0.55      $       1.05
   Extraordinary item                                                        (0.10)               --                --
                                                                      ------------      ------------      ------------
   Net earnings                                                       $       0.96      $       0.55      $       1.05
                                                                      ============      ============      ============

NOTE J--EMPLOYEE BENEFIT PLANS

The Company has a profit-sharing retirement plan covering most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 1997, 1996 and 1995 were $1,524,000, $1,366,000, and
$1,331,000, respectively. The Company paid 1997's contribution in January 1998.

In July 1996, the Company amended and restated the profit-sharing retirement plan to allow elective contributions as described in Internal Revenue Code
Section 401(k). Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company will match a portion of the employees' contributions. The Company's match of employee contributions totaled $582,000 and $189,000 for 1997 and 1996, respectively.


NOTE K--STOCK OPTION PLANS

In 1990, the Company adopted an amended and restated stock option plan, which expired in 1997. This plan provided for the granting of nonqualified and incentive stock options. The number of shares of common stock authorized for issuance under the plan was 1,200,000 shares. Options granted under the plan had various vesting periods and are exercisable for a period of 10 years from the date of grant, although options may expire earlier because of termination of employment.

In 1992, the Company adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and nonemployee members of the Board of Directors. Options granted to employees under this plan have various vesting periods. Annually, nonemployee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to the number of shares determined by dividing the annual director fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

In 1996, the Company adopted the Annual Incentive Program, which provides certain of the Company's key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan provides for the granting of stock options to key management employees, both on a discretionary basis and based upon a plan formula, in the event that the Company's return on total assets (as defined in the plan) for any bonus year exceeds 15%. Nonqualified and incentive stock options may be granted, and the terms of the plan concerning the stock options are substantially the same as the corresponding terms of the 1992 Stock Option Plan.

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

In 1997, 1996, and 1995 the Company acquired from employees and placed in the treasury, 19,703, 48,806 and 40,652 shares, respectively, pursuant to provisions of the Company's stock option plan. Such shares were tendered or withheld in satisfaction of those employees' federal and state withholding taxes on compensation resulting from the exercise of nonqualified stock options and for the aggregate exercise cost of certain of the options.

Transactions under the option plans are as follows:


                                                 1997                  1996                   1995
                                        ---------------------  ---------------------  ---------------------
                                                    WEIGHTED               WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE                EXERCISE
                                         OPTIONS     PRICE      OPTIONS      PRICE     OPTIONS      PRICE
                                        ---------------------  ---------------------  ---------------------
Options outstanding Jan. 1              1,541,959   $  13.65   1,291,364   $   12.05   1,172,402   $  10.19
Options granted                           584,714   $  15.84     395,422   $   16.25     200,473   $  22.55
Options exercised                        (117,767)  $  10.63    (138,227)  $    6.00     (77,590)  $  11.09
Options forfeited                        (140,473)  $  17.30      (6,600)  $   17.64      (3,921)  $  13.55
                                        ---------              ---------               ---------
Options outstanding at Dec. 31          1,868,433   $  14.25   1,541,959   $   13.65   1,291,364   $  12.05
                                        =========              =========               =========
Options exercisable at Dec. 31            958,285   $  12.62     776,732   $   11.17     714,991   $   8.19
                                        =========              =========               =========
Options available for grant at Dec. 31     80,331                499,821                 391,646
                                        =========              =========               =========

Information related to options outstanding at December 31, 1997, is summarized below:


                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        ---------------------------------------------   --------------------------
                                           WEIGHTED
                                           AVERAGE         WEIGHTED                     WEIGHTED
                                          REMAINING        AVERAGE                      AVERAGE
       RANGE OF                          CONTRACTUAL       EXERCISE                     EXERCISE
    EXERCISE PRICES           OPTIONS       LIFE             PRICE        OPTIONS        PRICE
--------------------------------------  ---------------  ------------   -----------   ------------

$ 4.570 - $7.550              312,000     2.6 Years         $   6.54       312,000       $   6.54
$12.325 - $13.750             502,011     6.2 Years         $  13.34       409,711       $  13.32
$15.000 - $19.000             890,498     7.7 Years         $  15.90       125,457       $  16.47
$22.750 - $23.375             163,924     7.9 Years         $  22.75       111,117       $  22.75
                            ---------                                  -----------
                            1,868,433                                      958,285
                           ==========                                  ===========

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


                                                1997        1996       1995
                                             ---------   ---------  ---------
      Expected option life in years                3.4         3.9        4.0
      Risk-free interest rate                     6.13%       6.11%      5.59%
      Volatility factor                          0.293       0.305      0.242
      Dividend yield                              1.28%       1.22%      0.89%

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

The Company's pro forma information is as follows:

                                                                                 DECEMBER 31,
                                                                   ----------------------------------------
                                                                       1997          1996          1995
                                                                   ------------   ----------   ------------
Earnings before extraordinary item:
    As reported                                                       $  14,127      $ 6,720       $ 12,470
    Pro forma                                                         $  13,446      $ 6,406       $ 12,455

Earnings per common share before extraordinary item:
    As reported--basic                                                $    1.08      $  0.57       $   1.08
    As reported--diluted                                              $    1.06      $  0.55       $   1.05

    Pro forma--basic                                                  $    1.03      $  0.54       $   1.08
    Pro forma--diluted                                                $    1.01      $  0.53       $   1.05

Weighted-average fair value of options granted during the year        $    4.15      $  4.83       $   5.88

NOTE L--OPERATIONS

During 1997, 1996 and 1995, sales to Aluminum Company of America ("Alcoa") totaled 9%, 13% and 23%, respectively, of revenues. No other customer accounted for more than 10% of revenues in 1997, 1996 and 1995. The loss of Alcoa would have a material adverse effect upon the business of the Company and its future operating results. However, a significant portion of the processing for this customer is performed pursuant to long-term supply agreements.

During the third quarter of 1996, the Company recorded a charge to cost of sales of $3,577,000 resulting from management's decision to close the Company's Corona, California aluminum recycling plant.

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from, past spills, disposals, or other releases of hazardous substances (together, "Environmental Laws"). It is possible that more rigorous Environmental Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to herein.

From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws. However, the Company believes that any such noncompliance under current Environmental Laws would not have a material adverse effect on the Company's financial position or results of operations.

The Illinois Environmental Protection Agency ("IEPA") recently notified the Company that its zinc subsidiary ("IZI") is a potentially responsible party ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which IZI, among others, in the past sent zinc oxide for processing and resale. IZI has joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by IZI, the Company does not believe, although there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or results of operations.

NOTE M--QUARTERLY FINANCIAL DATA (Unaudited)


                                                FIRST       SECOND      THIRD      FOURTH         TOTAL
1997:                                          QUARTER     QUARTER     QUARTER     QUARTER        YEAR
-----                                        ----------   ---------   ---------   ---------    ----------
Revenues                                     $   82,528   $  76,600   $  77,461   $ 102,792    $  339,381
Gross profit                                     10,152      12,140      12,843      12,719        47,854
Earnings before extraordinary item                2,280       3,567       4,131       4,149        14,127
Extraordinary item                               (1,318)          -           -           -        (1,318)
Net earnings                                        962       3,567       4,131       4,149        12,809
Basic net earnings per common share (a):
    Earnings before extraordinary item             0.18        0.28        0.33        0.28          1.08
    Extraordinary item                            (0.10)          -           -           -         (0.10)
                                            -----------  ----------  ----------   ---------    ----------
    Net earnings                                   0.08        0.28        0.33        0.28          0.98
                                            ===========  ==========  ==========   =========    ==========
Diluted net earnings per common share (a):
    Earnings before extraordinary item             0.18        0.28        0.32        0.28          1.06
    Extraordinary item                            (0.10)          -           -           -         (0.10)
                                            -----------  ----------  ----------   ---------    ----------
    Net earnings                            $      0.08  $     0.28  $     0.32   $    0.28    $     0.96
                                            ===========  ==========  ==========   =========    ==========

1996 (b):
---------
Revenues                                    $    50,718  $   50,465  $   53,689   $  55,999    $  210,871
Gross profit                                      7,890       7,807       2,625       7,215        25,538
Net earnings (loss)                               2,963       2,598        (798)      1,958         6,720
Net earnings (loss) per common share(a):
    Basic                                          0.25        0.22       (0.07)       0.16          0.57
    Diluted                                 $      0.24  $     0.21  $    (0.07)  $    0.16    $     0.55

NOTES:

(a) The earnings per share amounts have been restated, as required, to comply with the Statement of Financial Accounting Standards No. 128, Earnings per Share (see NOTE A).

(b) During the third quarter of 1996, the Company recorded a charge of $4,177,000 resulting from management decisions to close the Company's Corona, California aluminum recycling plant and to accelerate the closure of the first cell of the Company's landfill in Morgantown, Kentucky.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors and nominees for director of the Company appears under the captions "Election of Directors" and "Remuneration of Directors and Officers - Compliance with Section 16(a)" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 1998. Certain information as to executive officers is included herein under PART I, ITEM 4A. "EXECUTIVE OFFICERS OF THE REGISTRANT."


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Remuneration of Directors and Officers" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Voting and Principal Stockholders" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the captions "Remuneration of Directors and Officer--Directors Compensation" and "Compensation Committee Report to Stockholders - Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K:

        1. Consolidated Financial Statements: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 32 hereof.

        2. Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 32 hereof.

        3.   Exhibits:

      3.1 Certificate of Incorporation of IMCO Recycling Inc., as amended, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

     *3.2 By-laws of IMCO Recycling Inc., as amended, effective as of February 25, 1997.

      4.1 Specimen Stock Certificate of the Common Stock, $0.10 par value, of IMCO Recycling Inc., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

     10.1 Amended and Restated Registration Agreement, dated September 30, 1988, among IMCO Recycling Inc., Merrill Lynch Interfunding Inc., Don V. Ingram, Larry Thrasher, and PTX Partners, filed as Exhibit 10.6 to the Company's 1993 Form 10-K and incorporated herein by reference.

     10.2 Amendment No. 1 to Amended and Restated Registration Agreement, dated as of December 30, 1988, filed as
                  Exhibit 10.7 to the Company's 1994 Form 10-K and incorporated herein by reference.

     10.3 Amendment, dated as of September 5, 1990, to Registration Agreement between Merrill Lynch Interfunding Inc. and Don V. Ingram, filed as Exhibit 10.8 to the Company's 1994 Form 10-K and incorporated herein by reference.

    *10.4         IMCO Recycling Inc. Amended and Restated Stock Option Plan.

     10.5 Assignment, dated September 16, 1986, from Clarence W. Haack and Genevieve Haack to International Metal Co., filed as
                  Exhibit 10.16 to the Company's 1994 Form 10-K and incorporated herein by reference.

     10.6 Agreement, dated as of August 26, 1995, between IMCO Recycling Inc., Rockwood, Tennessee Facility, and International Union, United Steelworkers of America, and filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference.

   10.7 Split-Dollar Life Insurance Agreement, dated as of November 5, 1990, between Thomas W. Rogers and IMCO Recycling Inc., filed as Exhibit 10.19 to the Company's 1994 Form 10-K and incorporated herein by reference (The Company is a party to virtually identical Split-Dollar Life Insurance Agreements with Paul V. Dufour, C. Lee Newton and Richard L. Kerr. These agreements have been omitted since they are substantially identical to Mr. Rogers' in all material respects).

  *10.8 Supply Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992.

   10.9 Right of First Refusal Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, relating to Commonwealth's Indiana recycling plant, filed as Exhibit 10.23 to the Company's 1994 Form 10-K and incorporated herein by reference.

   10.10 Agreement, effective as of December 1, 1995, between IMCO Recycling of Ohio Inc. and the United Mine Workers of America, and filed as Exhibit 10.24 to the Company's 1995 Form 10-K and incorporated herein by reference.

   10.11 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as
                  Exhibit 10.34 to the Company's 1993 Form 10-K and incorporated herein by reference.

   10.12 First Amendment to processing agreement by and among the Rigid Packaging division of Aluminum Company of America, the Company and Metal Resources Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

   10.13 Agreement and Plan of Merger, dated as of October 1, 1995, among IMCO Recycling Inc., IMCO Recycling of Illinois Inc., Alumar Associates, Inc., and the Shareholders, filed as
                  Exhibit 1 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

   10.14 Registration Rights Agreement, dated as of October 1, 1995, among IMCO Recycling Inc. and the former Alumar Shareholders, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.


   10.15 Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated November 26, 1996. (In accordance with Item 601 of Regulation S-K, the copy of the IMSAMET Agreement filed with the Securities and Exchange Commission (the "Commission") does not include the Schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). This agreement was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 21, 1997, and is incorporated herein by reference.

   10.16 Amendment No. 1 to Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated January 21, 1997. Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.


   10.17 Registration Rights Agreement dated as of January 21, 1997 among IMCO Recycling Inc. and the former shareholders of Rock Creek Aluminum, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

   10.18 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, February 28, 1996, February 25, 1997 and May 13, 1997, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

   10.19 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997 and May 13, 1997, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

   10.20 Agreement and Plan of Merger by and among IMCO Recycling Inc., IMCO Recycling of Coldwater Inc., Alchem Aluminum, Inc. and the Shareholders of Alchem Aluminum, Inc. dated November 14, 1997, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

   10.21 Registration Rights Agreement dated as of November 14, 1997 among IMCO Recycling Inc. and the former shareholders of Alchem Aluminum, Inc., filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

   10.22 Amended and Restated Credit Agreement by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Texas Commerce Bank National Association dated November 5, 1997, filed as Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.

  *21             Subsidiaries of IMCO Recycling Inc. as of March 2, 1998.

  *23             Consent of Ernst & Young LLP.

  *27             Financial Data Schedule.

------------------
*  Filed herewith.

  (b)    Reports on Form 8-K filed in fourth quarter 1997:

         (1) The Company filed a Current Report on Form 8-K dated October 1, 1997 under "Item 5--Other Events" reporting the Company's pending acquisition of Alchem Aluminum, Inc. Such Current Report on Form 8-K was amended (1) by Form 8-K/A-1 dated October 9, 1997 to include certain financial statements of Alchem Aluminum, Inc., (2) by Form 8-K/A-2 dated November 19, 1997 to file certain exhibits and other information regarding the transaction (under "Item 2--Acquisition or Disposition of Assets"), including the Agreement and Plan of Merger and the Registration Rights Agreement and (3) by Form 8-K/A-3 dated January 9, 1998 to include the audited financial statements of Alchem Aluminum, Inc. and other financial information.

         (2) The Company filed a Current Report on Form 8-K dated October 20, 1997 under "Item 5--Other Events" reporting the Company's press announcement containing its earnings report for its fiscal quarter ended September 30, 1997.

         (3) The Company filed a Current Report on Form 8-K dated November 6, 1997 under "Item 5--Other Events" reporting the Company's press release concerning the Amended and Restated Credit Agreement.

  (c) See sub-item (a) above.

  (d) See sub-item (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:               March 6, 1998          IMCO Recycling Inc.


                                            By:   /s/ Robert R. Holian        .
                                                      -------------------------
                                            Robert R. Holian, Vice President and
                                            Controller, Principal Accounting
                                            Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                                     Title                                   Date
-----------------------------    ------------------------------------------------         ---------------
                                 Director, Chairman of the Board, Chief
/s/ Don V. Ingram                Executive Officer                                         March 6, 1998
-----------------------------
Don V. Ingram

/s/ Jack M. Brundrett            Director                                                  March 6, 1998
-----------------------------
Jack M. Brundrett

/s/ Ralph L. Cheek               Director                                                  March 6, 1998
-----------------------------
Ralph L. Cheek

/s/ John J. Fleming              Director                                                  March 6, 1998
-----------------------------
John J. Fleming

/s/ Thomas A. James              Director                                                  March 6, 1998
-----------------------------
Thomas A. James

/s/ Don Navarro                  Director                                                  March 6, 1998
-----------------------------
Don Navarro

/s/ Jack C. Page                 Director                                                  March 6, 1998
-----------------------------
Jack C. Page

                                 Executive Vice President Finance and
/s/ Paul V. Dufour               Administration (Principal Financial Officer)              March 6, 1998
-----------------------------
Paul V. Dufour

                                 Vice President and Controller (Principal
/s/ Robert R. Holian             Accounting Officer)                                       March 6, 1998
-----------------------------
Robert R. Holian

                                 EXHIBIT INDEX

      3.1 Certificate of Incorporation of IMCO Recycling Inc., as amended, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

     *3.2 By-laws of IMCO Recycling Inc., as amended, effective as of February 25, 1997.

      4.1 Specimen Stock Certificate of the Common Stock, $0.10 par value, of IMCO Recycling Inc., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

     10.1 Amended and Restated Registration Agreement, dated September 30, 1988, among IMCO Recycling Inc., Merrill Lynch Interfunding Inc., Don V. Ingram, Larry Thrasher, and PTX Partners, filed as Exhibit 10.6 to the Company's 1993 Form 10-K and incorporated herein by reference.

     10.2 Amendment No. 1 to Amended and Restated Registration Agreement, dated as of December 30, 1988, filed as
                  Exhibit 10.7 to the Company's 1994 Form 10-K and incorporated herein by reference.

     10.3 Amendment, dated as of September 5, 1990, to Registration Agreement between Merrill Lynch Interfunding Inc. and Don V. Ingram, filed as Exhibit 10.8 to the Company's 1994 Form 10-K and incorporated herein by reference.

    *10.4         IMCO Recycling Inc. Amended and Restated Stock Option Plan.

     10.5 Assignment, dated September 16, 1986, from Clarence W. Haack and Genevieve Haack to International Metal Co., filed as
                  Exhibit 10.16 to the Company's 1994 Form 10-K and incorporated herein by reference.

     10.6 Agreement, dated as of August 26, 1995, between IMCO Recycling Inc., Rockwood, Tennessee Facility, and International Union, United Steelworkers of America, and filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), and incorporated herein by reference.

   10.7 Split-Dollar Life Insurance Agreement, dated as of November 5, 1990, between Thomas W. Rogers and IMCO Recycling Inc., filed as Exhibit 10.19 to the Company's 1994 Form 10-K and incorporated herein by reference (The Company is a party to virtually identical Split-Dollar Life Insurance Agreements with Paul V. Dufour, C. Lee Newton and Richard L. Kerr. These agreements have been omitted since they are substantially identical to Mr. Rogers' in all material respects).

  *10.8 Supply Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992.

   10.9 Right of First Refusal Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, relating to Commonwealth's Indiana recycling plant, filed as Exhibit 10.23 to the Company's 1994 Form 10-K and incorporated herein by reference.

   10.10 Agreement, effective as of December 1, 1995, between IMCO Recycling of Ohio Inc. and the United Mine Workers of America, and filed as Exhibit 10.24 to the Company's 1995 Form 10-K and incorporated herein by reference.

   10.11 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as
                  Exhibit 10.34 to the Company's 1993 Form 10-K and incorporated herein by reference.

   10.12 First Amendment to processing agreement by and among the Rigid Packaging division of Aluminum Company of America, the Company and Metal Resources Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

   10.13 Agreement and Plan of Merger, dated as of October 1, 1995, among IMCO Recycling Inc., IMCO Recycling of Illinois Inc., Alumar Associates, Inc., and the Shareholders, filed as
                  Exhibit 1 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.

   10.14 Registration Rights Agreement, dated as of October 1, 1995, among IMCO Recycling Inc. and the former Alumar Shareholders, filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated October 3, 1995, and incorporated herein by reference.


   10.15 Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated November 26, 1996. (In accordance with Item 601 of Regulation S-K, the copy of the IMSAMET Agreement filed with the Securities and Exchange Commission (the "Commission") does not include the Schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). This agreement was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 21, 1997, and is incorporated herein by reference.

   10.16 Amendment No. 1 to Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated January 21, 1997. Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.


   10.17 Registration Rights Agreement dated as of January 21, 1997 among IMCO Recycling Inc. and the former shareholders of Rock Creek Aluminum, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

   10.18 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, February 28, 1996, February 25, 1997 and May 13, 1997, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

   10.19 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997 and May 13, 1997, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, and incorporated herein by reference.

   10.20 Agreement and Plan of Merger by and among IMCO Recycling Inc., IMCO Recycling of Coldwater Inc., Alchem Aluminum, Inc. and the Shareholders of Alchem Aluminum, Inc. dated November 14, 1997, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

   10.21 Registration Rights Agreement dated as of November 14, 1997 among IMCO Recycling Inc. and the former shareholders of Alchem Aluminum, Inc., filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

   10.22 Amended and Restated Credit Agreement by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Texas Commerce Bank National Association dated November 5, 1997, filed as Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.

  *21             Subsidiaries of IMCO Recycling Inc. as of March 2, 1998.

  *23             Consent of Ernst & Young LLP.

  *27             Financial Data Schedule.

------------------
*  Filed herewith.