Form 10-Q
period 1998-03-31
IMCO RECYCLING INC
filed 1998-05-07
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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


                     5215 North O'Connor Blvd., Suite 940
                       Central Tower at Williams Square
                              Irving, Texas 75039
              (Address of principal executive offices) (Zip Code)


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

                            Yes  X            No
                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 1998.

                   COMMON STOCK, $0.10 PAR VALUE, 16,700,911

PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  MARCH 31,      DECEMBER 31,
                                                                    1998             1997
                                                                -----------      ------------
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                       $   7,901       $     405
 Accounts receivable                                                55,284          52,163
 Inventories                                                        35,334          34,556
 Deferred income taxes                                               3,047           2,782
 Other current assets                                                2,368           1,746
                                                                 ---------       ---------
  Total Current Assets                                             103,934          91,652
Property and equipment, net                                        145,547         142,100
Excess of acquisition cost over the fair value of
 net assets acquired, net of accumulated amortization
 of $4,641 and $4,053 at March 31, 1998 and
 December 31, 1997, respectively                                    74,212          74,658
Investments in joint ventures                                       14,572          14,271
Other assets, net                                                    9,048           9,855
                                                                 ---------       ---------
                                                                 $ 347,313       $ 332,536
                                                                 ---------       ---------
                                                                 ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                $  33,668       $  25,902
 Accrued liabilities                                                 8,419           7,254
 Current maturities of long-term debt                                  560             648
                                                                 ---------       ---------
  Total Current Liabilities                                         42,647          33,804
Long-term debt                                                     110,762         109,194
Deferred income taxes                                               11,994          11,278
Other long-term liabilities                                          9,018           9,336

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares
 authorized; none issued                                                 -               -
Common stock; par value $.10; 20,000,000 shares authorized;
 16,543,750 issued at March 31, 1998; 16,515,750 issued at
 December 31, 1997                                                   1,654           1,652
Additional paid-in capital                                          96,586          96,519
Retained earnings                                                   75,030          71,096
Treasury stock, at cost; 41,639 shares at March 31, 1998;
 39,354 shares at December 31, 1997                                   (378)           (343)
                                                                 ---------       ---------
  Total Stockholders' Equity                                       172,892         168,924
                                                                 ---------       ---------
                                                                 $ 347,313       $ 332,536
                                                                 ---------       ---------
                                                                 ---------       ---------

                       IMCO RECYCLING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in thousands, except share data)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                             -----------------------
                                                               1998           1997
                                                             -------       ---------
Revenues                                                   $ 127,232        $ 82,528
Cost of sales                                                113,606          72,376
                                                           ---------        --------
Gross profits                                                 13,626          10,152
Selling, general and administrative expense                    4,740           4,578
Interest expense                                               1,998           1,716
Interest income                                                 (103)            (70)
Equity in earnings of affiliates                                (464)            (30)
                                                           ---------        --------
Earnings before provision for income taxes, minority
 interests and extraordinary item                              7,455           3,958
Provision for income taxes                                     2,756           1,583
                                                           ---------        --------
Earnings before minority interests and extraordinary item      4,699           2,375
Minority interests, net of provision for income taxes             88              95
                                                           ---------        --------
Earnings before extraordinary item                             4,611           2,280
Extraordinary item, net                                            -          (1,318)
                                                           ---------        --------
Net earnings                                               $   4,611        $    962
                                                           ---------        --------
                                                           ---------        --------
Net earnings per common share:
 BASIC:
   Earnings before extraordinary item                      $    0.28        $   0.18
   Extraordinary item                                              -           (0.10)
                                                           ---------        --------
   Net earnings                                            $    0.28        $   0.08
                                                           ---------        --------
                                                           ---------        --------
 DILUTED:
   Earnings before extraordinary item                      $    0.28        $   0.18
   Extraordinary item                                              -           (0.10)
                                                           ---------        --------
   Net earnings                                            $    0.28        $   0.08
                                                           ---------        --------
                                                           ---------        --------
Weighted average shares outstanding:
 Basic                                                        16,485          12,384
 Diluted                                                      16,686          12,548

Dividends declared per common share                        $    0.05        $   0.05

                                    Page 3

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                   --------------------
                                                                     1998         1997
                                                                   --------    --------
OPERATING ACTIVITIES
Earnings before extraordinary item                                 $  4,611    $  2,280
Depreciation and amortization                                         4,984       3,837
Provision for deferred income taxes                                     451          75
Equity in earnings of affiliates                                       (464)        (30)
Other noncash charges                                                   656         222
Changes in operating assets and liabilities
  Accounts receivable                                                (3,625)     (1,654)
  Inventories                                                          (777)      1,337
  Other current assets                                                 (622)       (658)
  Accounts payable and accrued liabilities                            8,564       3,657
                                                                   --------    --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                          13,778       9,066

INVESTING ACTIVITIES
Payments for property and equipment                                  (7,535)    (12,008)
Acquisition of IMSAMET, Inc., net of cash acquired                        -     (58,251)
Other                                                                   745      (1,591)
                                                                   --------    --------
NET CASH USED BY INVESTING ACTIVITIES                                (6,790)    (71,850)

FINANCING ACTIVITIES
Net repayments of short-term borrowings                                   -      (4,087)
Net proceeds from long-term revolving credit facility                 1,479           -
Proceeds from issuance of long-term debt                                  -     112,097
Principal payments of long-term debt                                      -     (48,337)
Debt issuance costs                                                     (62)     (2,147)
Dividends paid                                                         (825)       (627)
Other                                                                   (93)      1,626
                                                                   --------    --------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                             499      58,525
                                                                   --------    --------
Effect of exchange rate differences on cash and cash equivalents          9           -

Net  increase (decrease) in cash and cash equivalents                 7,496      (4,259)
Cash and cash equivalents at January 1                                  405       5,070
                                                                   --------    --------
Cash and cash equivalents at March 31                              $  7,901    $    811
                                                                   --------    --------
                                                                   --------    --------
SUPPLEMENTARY INFORMATION
Cash payments for interest                                         $  1,833    $  2,193
Cash payments for income taxes                                     $    390    $    200
Fair value of the shares issued in the acquisition of Rock Creek
  Aluminum, Inc.                                                   $      -    $  7,125

                     IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1998
          (DOLLARS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

The components of inventories are:

                         MARCH 31,    DECEMBER 31,
                            1998          1997
                         ---------    ------------
Finished goods           $  19,435     $  16,771
Raw materials               15,470        17,313
Supplies                       429           472
                         ---------     ---------
                         $  35,334     $  34,556
                         ---------     ---------
                         ---------     ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Most of the Company's processing consists of aluminum, magnesium and zinc tolled for its customers. To a lesser (but increasing) extent, the Company's processing also consists of buy/sell business, which involves purchasing scrap metal and dross for processing and resale. The Company's buy/sell business revenues include the cost of the metal, the processing cost and the Company's profit margin. Tolling revenues reflect only the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the buy/sell business. Variations in the mix of these two businesses can cause revenues to change significantly from period to period while not significantly affecting gross profit, since both types of business generally produce approximately the same gross profit per pound of metal processed. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The Company's aluminum alloying facility (acquired in November 1997) is primarily engaged in buy/sell business, as opposed to tolling; therefore, the Company has experienced higher levels of buy/sell business relative to tolling during 1998. Consequently, the higher level of buy/sell business has increased the Company's working capital requirements and subjected the Company to greater risks associated with price fluctuations in the aluminum market. The proposed acquisition of U.S. Zinc (if consummated) is also expected to increase the level of overall buy/sell business for the Company.

The following table shows the total pounds of metal melted, the percentage of total pounds melted represented by tolled metal, total revenues and total gross profits:

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       ------------------------
                                          1998          1997
                                       ----------     ---------
Pounds of metal melted                    579,388       432,434
Percentage of pounds tolled                   72%           81%
Revenues                               $  127,232     $  82,528
Gross profits                          $   13,626     $  10,152


ACQUISITION

On April 22, 1998, the Company announced that it had entered into a non-binding letter of intent to acquire, in a privately negotiated transaction, all of the capital stock of U.S. Zinc Corporation and certain of its affiliated corporations ("U.S. Zinc") for a total purchase price currently estimated to be $75,000,000, consisting of approximately $46,000,000 in cash, the assumption of approximately $21,000,000 in debt and the issuance of 566,213 shares of the Company's common stock. In addition, the transaction provides for potential additional payments to the sellers payable over a three-year period commencing in 1999, depending upon future earnings performance, and issuance of a four-year warrant to purchase 1,500,000 shares of a newly authorized class of the Company's preferred stock. The acquisition will be accounted for using the purchase method of accounting.

U.S. Zinc, headquartered in Houston, Texas, is believed to be the world's largest zinc recycler and the second largest supplier of zinc oxide and zinc dust. It operates five production facilities located in Illinois, Texas and Tennessee and has an annual processing capacity of 200,000,000 pounds of zinc. The acquisition of U.S. Zinc is expected to increase the Company's total annual processing capacity in 1998 to approximately 2.7 billion pounds.

The closing of the acquisition of U.S. Zinc is subject to the conditions contained in the letter of intent and in the definitive acquisition agreement to be entered into in connection with the acquisition. Although the Company believes that such conditions will be fully satisfied on or before the anticipated closing date of the acquisition of U.S. Zinc (currently estimated to be during the second quarter of 1998), many of these conditions are beyond the control of the Company, and there can be no assurance of when or whether the closing of the acquisition of U.S. Zinc will occur. Closing conditions will include the satisfaction of usual and customary closing conditions, including termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any injunction or other legal restraint, the consent of third parties and governmental entities, the accuracy in all material respects of the representations and warranties made in the definitive acquisition agreement and the performance of pre-closing agreements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

PRODUCTION: The Company melted 34% more metal in the first quarter of 1998 than it did in the first quarter of 1997. Aluminum processing at the Company's newest plants in Coldwater, Michigan (which began production in the first quarter of 1997) and Swansea, Wales (which began production in the fourth quarter of 1997) and the Alchem facility (which was acquired in November 1997) accounted for 63% of the increase in production. The Idaho and Utah facilities (IMSAMET, Inc. plants) accounted for 13% of the increase in production primarily due the Idaho furnaces being shut-down during the first quarter of 1997 for furnace reline maintenance and the Utah facility experiencing greater production operating efficiencies in 1998. In addition, production increased at the Company's Bedford, Indiana facility due to the 1997 installation of a new furnace.

REVENUES: In the first quarter of 1998, the Company's revenues totaled $127,232,000, which was 54% higher than revenues of $82,528,000 for the same period in 1997. The acquisition of Alchem and operations at the new Coldwater, Michigan and Swansea, Wales plants accounted for most of the increase, but this increase was partially offset by lower aluminum selling prices. Tolling activity represented 72% of the Company's pounds melted for the first quarter ended March 31, 1998, compared to 81% for the first quarter of 1997. As discussed above, a reduction in the tolling ratio will generally increase revenues. Prior to November 1997, materials processed for Alchem at the Company's Coldwater, Michigan facility were classified as tolling business, but because the Company acquired Alchem in November 1997, these pounds are now classified as buy/sell business.

GROSS PROFIT: Gross profits were $13,626,000 for the first quarter of 1998, which was 34% higher than gross profits of $10,152,000 for the first quarter of 1997. The November 1997 acquisition of Alchem and operations at the new Coldwater plant accounted for 89% of the increase in gross profits.

SG&A EXPENSES: Selling, general and administrative expenses of $4,740,000 for the first quarter of 1998 were slightly higher than $4,578,000 for the first quarter of 1997. The increase was primarily due to higher selling and goodwill amortization expenses resulting from the November 1997 acquisition of Alchem.

INTEREST: Interest expense was $1,998,000 for the first quarter of 1998, or 16% higher than $1,716,000 for the first quarter of 1997. The increase in interest expense was primarily the result of higher capitalized interest during the first quarter of 1997 in connection with the construction of the new plant in Coldwater, Michigan.

EXTRAORDINARY ITEM: In connection with the plant acquisitions in January 1997, the Company borrowed funds under a new long-term credit facility. A portion of the sums borrowed under this credit facility was used to retire substantially all of the Company's outstanding indebtedness prior to its stated maturity. This early debt retirement generated an extraordinary loss of $1,318,000 (net of income tax benefit of $878,000) for the first quarter of 1997. There was no extraordinary item in 1998.

NET EARNINGS/(LOSS): Earnings before the provision for income taxes, minority interests and extraordinary item was $7,455,000 for the first quarter of 1998, which was 88% higher than $3,958,000 for the first quarter of 1997. The increase was primarily the result of higher gross profits. The Company's effective income tax rate was 37% for the first quarter of 1998 compared to 40% for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS. Operations provided $13,778,000 of cash during the first quarter of 1998 compared to $9,066,000 of cash provided during the same period of 1997. Higher net earnings before extraordinary item in 1998 of $4,611,000 compared to $2,280,000 for 1997 accounted for approximately half of the increase in cash provided from operations. In addition, higher depreciation and amortization of $4,984,000 in 1998 compared to $3,837,000 for 1997 accounted for 24% of the increase in cash provided from operations. Changes in the components of operating assets and liabilities accounted for 18% of the increase in cash provided from operations. During the first quarter of 1998, changes in operating assets and liabilities generated $3,540,000 of cash, compared to generating $2,682,000 in cash for the first quarter of 1997. At March 31, 1998, the relationship of current assets to current liabilities, or current ratio, was 2.44 to 1, compared to 2.71 to 1 at December 31, 1997.

For the reasons discussed above, working capital fluctuates as the mix of buy/sell business and tolling business changes. The Company's working capital requirements have increased in 1998 as a result of higher levels of buy/sell business and increased processing volumes due to the acquisition of Alchem and the initial operation of the new plant in Swansea, Wales. The acquisition of U.S. Zinc is also currently expected to increase the level of overall Company buy/sell business, and thereby further increase its working capital requirements. Nonetheless, the Company believes that its cash on hand, the availability of funds under its amended and restated credit facilities and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future.

CASH FLOWS FROM INVESTING ACTIVITIES. For the first quarter of 1998, net cash used by investing activities was $6,790,000 compared to $71,850,000 for the same period in 1997, which primarily reflected the first quarter 1997 acquisition of IMSAMET for $58,251,000. In addition, the Company's total payments for property, plant and equipment in the first quarter of 1998 decreased to $7,535,000 compared to $12,008,000 spent in the first quarter of 1997. Capital expenditures for property, plant and equipment in 1998 are expected to be approximately $34,500,000. Major projects include the installation of a reverberatory furnace and delacquering equipment at the Morgantown, Kentucky facility, the purchase of environmental equipment, and the expansion of an existing Company-owned landfill and upgrades to various furnaces.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided from financing activities decreased to $499,000 in the first quarter of 1998 compared to $58,525,000 in the first quarter of 1997. In connection with its January 1997 acquisitions, the Company entered into a new long-term credit agreement with certain lenders, borrowing $110,000,000 at the closing and using approximately $61,000,000 for the IMSAMET acquisition and $49,000,000 to retire substantially all of the Company's outstanding debt as of December 31, 1996. Financing activities also included cash payments of $825,000 in dividends for the first quarter of 1998.

The Company expects to fund the cash portion of the acquisition of U.S. Zinc through borrowings under its long-term reducing revolving credit facility. Upon the closing of the acquisition, the Company also intends to repay U.S. Zinc's outstanding indebtedness under its working capital line of credit facility (expected to be approximately $17,000,000 at the time of the acquisition) through borrowings under the Company's long-term reducing revolving credit facility.

As of March 31, 1998, the Company had $97,825,000 outstanding under its long-term reducing revolving credit facility. As of March 31, 1998, the floating interest rate was capped at 8% per annum for 41% of the total outstanding borrowings under the long-term reducing revolving credit facility. At March 31, 1998, the Company had standby letters of credit outstanding with Chase Bank Texas, NA and American National Bank and Trust Company in the amounts of $1,752,000 and $769,000, respectively.

CONTINGENCIES. On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis") had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company sells aluminum to Doehler-Jarvis. At March 31, 1998, the Company had $3,492,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively. The Company believes that the loss of this customer would not have a material adverse effect on the Company's financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 31, 1997.

Statement 130 establishes standards for reporting and display of comprehensive income and its components. During the first quarter of 1998, the impact of Statement 130 was not material.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on management's review of the impact of Statement 131, this statement is not expected to affect the number of segments the Company is required to report.

TECHNOLOGY FOR THE YEAR 2000

The Company relies heavily on software technology to deliver its services and has taken actions to evaluate the nature and extent of the work required to make its systems and infrastructure "Year 2000" compliant. The Company believes that its primary operations and accounting software vendors are Year 2000 compliant. However, the Company has identified potential Year 2000 issues with certain subsidiaries and a joint venture partner, and is currently developing plans to convert or modify those systems in order to achieve Year 2000 compliance. Based on preliminary information, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business, financial position or results of operations. The Company cannot presently determine the impact on its customers and suppliers in the event that they may be Year 2000 non-compliant, and in such event, whether such non-compliance may have a material adverse effect on the Company's results of operations or financial position. The Company has prepared and distributed a Year 2000 questionnaire to its customers and suppliers to determine their respective Year 2000 issues. Currently, the Company is in the process of evaluating the responses of the questionnaires received.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; future acquisitions or corporate combinations (including the proposed acquisition of U.S. Zinc); expected effects of the proposed U.S. Zinc acquisition; plans for domestic or international expansion, facility construction schedules and projected completion dates, and anticipated technological advances; future capabilities of the Company to achieve "closed loop recycling" on a commercially efficient basis; prospects for the Company's joint venture partners to purchase a portion of the Company's interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business, future asset recoveries, future operations, future demand, future industry conditions, future capital expenditures, future financial condition, and the impact of the "Year 2000" technology transition on the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in such forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, business conditions and growth in the aluminum and zinc industries and aluminum and zinc recycling industries, and future levels and timing of capital expenditures.

These statements are further qualified by the following:

 *Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions, general economic and financial market conditions, and governmental regulation and factors involved in administrative and other proceedings. The future mix of buy/sell vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

 *The price of primary aluminum and other metals is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile, which could affect the Company's buy/sell aluminum business.
  The Company's use of contractual arrangements including long-term agreements and forward contracts may reduce the Company's exposure to this volatility but does not eliminate it.

 *The markets for most aluminum products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations.

 *Fluctuations in the costs of fuels, raw materials and labor can affect the Company's financial position and results of operations.

 *The Company's key transportation market is cyclical, and sales to that market in particular can be influenced by economic conditions.

 *A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's financial position and results of operations.

 *The Company spends substantial capital and operating amounts relating to ongoing compliance with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 1998, and for the three month period then ended prior to filing, and their report is included herein.

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

In order to reduce the fluctuating interest rate exposure on the term loan under the January 1997 Credit Agreement (See ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES"), the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with Chase Bank Texas, NA on April 7, 1997. The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four year term of the agreement. As of March 31, 1998, the floating interest rate was capped at 8% per annum for 41% of the total outstanding borrowings under the Amended and Restated Credit Agreement.

During the first quarter of 1998, the financial impact of gains and losses from foreign currency exchange rate fluctuations associated with the construction and operation of the Company's Wales facility and VAW-IMCO was immaterial.

Natural gas is the Company's second largest cost component. In order to manage its price exposure for natural gas purchases, the Company has, at times, fixed the future price of a portion of its natural gas requirements by entering into firm-priced physical commitments. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. As of March 31, 1998, approximately 54% of the Company's projected natural gas requirements were locked-in at fixed delivery prices for the remainder of 1998.

Aluminum ingot is an internationally priced, sourced and traded commodity, and its principal trading market is the London Metal Exchange. From time to time, the Company has entered into forward sale contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky. These contracts are settled in the month of the corresponding production. The contracts did not have a significant effect on the Company's financial position or results of operations for the first quarter of 1998. Based upon the Company's increased amount of buy/sell business in recent years and expected as a result of the U.S. Zinc acquisition (if consummated), it is likely that the degree of the Company's metals hedging activities will increase during the remainder of 1998 and for the foreseeable future.

In May 1997, one of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code--see "LIQUIDITY AND CAPITAL RESOURCES" above.

Because the Company is not yet required to provide the disclosures otherwise mandated under Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission (pursuant to General Instruction 1. of General Instructions to Paragraphs 305(a), 305(b), 305(c), 305(d) and 305(e)), the foregoing disclosures under this ITEM 3. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" do not and are not intended to comply with Item 305.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company paid $825,000 in dividends during the first quarter of 1998.

During the three months ended March 31, 1998, the Company made no unregistered sales of its equity securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     10.1  Executive Option Exercise Loan Program dated March 10, 1998

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


                                       IMCO Recycling Inc.
                                       (Registrant)


Date:  May 5, 1998                     By: /s/ Robert R. Holian
                                          -----------------------------------
                                          Robert R. Holian
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                    Independent Accountants' Review Report



Stockholders and
Board of Directors
IMCO Recycling Inc.


We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of March 31, 1998, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, [not presented herein], and in our report dated February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/  ERNST & YOUNG LLP



Dallas, Texas
April 27, 1998