Form 10-Q
period 1998-06-30
IMCO RECYCLING INC
filed 1998-08-07
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


        [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                                (972) 401-7200
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 1998.

                   Common Stock, $0.10 par value, 17,005,196
                   -----------------------------------------

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   1998                  1997
                                                                              -------------        ----------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $       8,680        $            405
    Accounts receivable, net                                                         45,314                  52,163
    Inventories                                                                      32,272                  34,556
    Deferred income taxes                                                             3,170                   2,782
    Other current assets                                                              2,766                   1,746
                                                                              -------------        ----------------
        Total Current Assets                                                         92,202                  91,652
Property and equipment, net                                                         148,642                 142,100
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $5,617 and $4,053 at June 30, 1998
    and December 31, 1997, respectively                                              74,940                  74,658
Investments in joint ventures                                                        14,889                  14,271
Other assets, net                                                                    10,695                   9,855
                                                                              -------------        ----------------
                                                                              $     341,368        $        332,536
                                                                              =============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                          $      30,971        $         25,902
    Accrued liabilities                                                               8,921                   7,254
    Current maturities of long-term debt                                                498                     648
                                                                              -------------        ----------------
        Total Current Liabilities                                                    40,390                  33,804
Long-term debt                                                                      101,058                 109,194
Deferred income taxes                                                                11,358                  11,278
Other long-term liabilities                                                           9,194                   9,336

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                           -                       -
Common stock; par value $.10; 40,000,000 shares authorized;
    16,746,950 issued at June 30, 1998; 16,515,750 issued at
    December 31, 1997                                                                 1,675                   1,652
Additional paid-in capital                                                           98,877                  96,519
Retained earnings                                                                    79,194                  71,096
Treasury stock, at cost; 41,639 shares at June 30, 1998; 39,354
    shares at December 31, 1997                                                        (378)                   (343)
                                                                              -------------        ----------------
        Total Stockholders' Equity                                                  179,368                 168,924
                                                                              -------------        ----------------
                                                                              $     341,368        $        332,536
                                                                              =============        ================

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                       (in thousands, except share data)


                                                                FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                              -----------------------  ------------------------
                                                                 1998         1997        1998         1997
                                                              ----------    ---------  ----------    ----------
Revenues                                                      $  124,489    $  76,600  $  251,721   $   159,127
Cost of sales                                                    110,315       64,460     223,921       136,850
                                                              ----------    ---------  ----------    ----------
Gross profits                                                     14,174       12,140      27,800        22,277
Selling, general and administrative expense                        4,926        4,236       9,666         8,799
Interest expense                                                   1,801        1,943       3,799         3,659
Interest income                                                      (96)        (110)       (199)         (179)
Equity in earnings of affiliates                                    (564)         (60)     (1,028)          (90)
                                                              ----------    ---------  ----------    ----------
Earnings before provision for income taxes, minority
    interests and extraordinary item                               8,107        6,131      15,562        10,088
Provision for income taxes                                         2,981        2,450       5,737         4,033
                                                              ----------    ---------  ----------    ----------
Earnings before minority interests and extraordinary item          5,126        3,681       9,825         6,055
Minority interests, net of provision for income taxes                115          114         203           208
                                                              ----------    ---------  ----------    ----------
Earnings before extraordinary item                                 5,011        3,567       9,622         5,847
Extraordinary item, net                                                -            -           -        (1,318)
                                                              ----------    ---------  ----------    ----------
Net earnings                                                  $    5,011    $   3,567  $    9,622    $    4,529
                                                              ==========    =========   =========    ==========


Net earnings per common share:
   Basic:
   ------
   Earnings before extraordinary item                         $     0.30    $    0.28  $     0.58    $     0.47
   Extraordinary item                                                  -            -           -         (0.10)
                                                              ----------    ---------  ----------    ----------
   Net earnings                                               $     0.30    $    0.28  $     0.58    $     0.37
                                                              ==========    =========  ==========    ==========

   Diluted:
   --------
   Earnings before extraordinary item                         $     0.30    $    0.28  $     0.57    $     0.46
   Extraordinary item                                                  -            -           -         (0.10)
                                                              ----------    ---------  ----------    ----------
   Net earnings                                               $     0.30    $    0.28  $     0.57    $     0.36
                                                              ==========    =========  ==========    ==========

Weighted average shares outstanding:
   Basic                                                          16,658       12,535      16,574        12,460
   Diluted                                                        16,842       12,726      16,766        12,638

Dividends declared per common share                           $     0.05    $    0.05  $     0.10    $     0.10

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                  FOR THE SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                        -------------------------------------
                                                                                1998                 1997
                                                                        -----------------     ---------------
OPERATING ACTIVITIES
Earnings before extraordinary item                                      $           9,622     $         5,847
Depreciation and amortization                                                      10,152               7,773
Provision for deferred income taxes                                                  (307)                254
Equity in earnings of affiliates                                                   (1,028)                (90)
Other noncash charges                                                               1,228               1,073
Changes in operating assets and liabilities:
    Accounts receivable                                                             6,031                  71
    Inventories                                                                     2,284                  32
    Other current assets                                                           (1,019)               (654)
    Accounts payable and accrued liabilities                                        7,219               2,564
                                                                        -----------------     ---------------
NET CASH FROM OPERATING ACTIVITIES                                                 34,182              16,870

INVESTING ACTIVITIES
Payments for property and equipment                                               (16,149)            (19,026)
Acquisition of IMSAMET, Inc., net of cash acquired                                      -             (58,272)
Other                                                                                 102              (1,722)
                                                                        -----------------     ---------------
NET CASH USED BY INVESTING ACTIVITIES                                             (16,047)            (79,020)

FINANCING ACTIVITIES
Net repayments of short-term borrowings                                                 -              (8,351)
Net repayments of long-term revolving credit facility                              (9,225)                  -
Proceeds from issuance of long-term debt                                            1,541             123,591
Principal payments of long-term debt                                                 (446)            (54,106)
Debt issuance costs                                                                  (112)             (2,165)
Dividends paid                                                                     (1,660)             (1,253)
Other                                                                                  55               2,145
                                                                        -----------------     ---------------
NET CASH (USED BY) PROVIDED FROM FINANCING ACTIVITIES                              (9,847)             59,861
                                                                        -----------------     ---------------

Effect of exchange rate differences on cash and cash equivalents                      (13)                  -

Net  increase (decrease) in cash and cash equivalents                               8,275              (2,289)
Cash and cash equivalents at January 1                                                405               5,070
                                                                        -----------------     ---------------
Cash and cash equivalents at June 30                                    $           8,680     $         2,781
                                                                        =================     ===============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                              $           3,893    $          4,797
Cash payments for income taxes                                          $           4,445    $          1,991
Fair value of the shares issued in the acquisition of Rock Creek
 Aluminum, Inc.                                                         $               -    $          7,125

                      IMCO RECYCLING INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998
          (DOLLARS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

The components of inventories are:

                                       JUNE 30,   DECEMBER 31,
                                         1998        1997
                                     ----------   ------------
Finished goods                       $   17,938   $     16,771
Raw materials                            13,748         17,313
Supplies                                    586            472
                                     ----------   ------------
                                     $   32,272   $     34,556
                                     ==========   ============


NOTE C - LONG-TERM DEBT

In June 1998, the Company borrowed $4,100,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1998) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown, Kentucky. The bonds bear a 6% per annum interest rate and mature May 1, 2023. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to the Company as it incurs costs to expand its landfill. As of June 30, 1998, the Company has received $1,541,000 in cash proceeds from the escrow fund.

NOTE D - ACQUISITION

On July 21, 1998, the Company acquired all of the capital stock of U.S. Zinc Corporation and its subsidiary corporations ("U.S. Zinc") for a total purchase price of approximately $72,000,000, consisting of (i) $46,500,000 in cash, (ii) the assumption of approximately $17,000,000 in long-term debt, (iii) the issuance of 298,010 shares of the Company's common stock, and (iv) the issuance of four-year warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at a price of $19.04 per share. In addition, the transaction provides for future contingent payments to certain former U.S. Zinc shareholders, dependent upon the future earnings performance of U.S. Zinc and the Company's other zinc-related operations through June 30, 2002. The acquisition will be accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is approximately $36,000,000 and will be amortized over thirty years on a straight-line basis.

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries operate five production facilities located in Illinois, Texas and Tennessee and have an annual processing capacity of 200,000,000 pounds of zinc.


NOTE E - OPERATIONS

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

The Company's aluminum alloying facility (acquired in November 1997) is primarily engaged in buy/sell business, as opposed to tolling; therefore, the Company has experienced higher levels of buy/sell business relative to tolling during 1998. With the recent acquisition of U.S. Zinc (see "ACQUISITION" below), the level of overall buy/sell business for the Company is expected to continue to increase. The higher levels of buy/sell business increase the Company's working capital requirements and subject the Company to greater risks associated with price fluctuations in the metals markets.

The following table shows the total pounds of metal melted, the percentage of total pounds melted represented by tolled metal, total revenues and total gross profits:

                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             JUNE 30,                              JUNE 30,
                                  --------------------------------     ---------------------------------
                                        1998               1997              1998               1997
                                  --------------     -------------     --------------     --------------

Pounds of metal melted                   591,336           489,880          1,170,723            922,314
Percentage of pounds tolled                   72%               84%                72%                83%
Revenues                          $      124,489     $      76,600     $      251,721     $      159,127
Gross profits                     $       14,174     $      12,140     $       27,800     $       22,277

ACQUISITION

On July 21, 1998, the Company acquired all of the capital stock of U.S. Zinc for a total purchase price of approximately $72,000,000, consisting of (i) $46,500,000 in cash, (ii) the assumption of approximately $17,000,000 in long-term debt, (iii) the issuance of 298,010 shares of the Company's common stock, and (iv) the issuance of four-year warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at a price of $19.04 per share. In addition, the transaction provides for future contingent payments to certain former U.S. Zinc shareholders, dependent upon the future earnings performance of U.S. Zinc and the Company's other zinc-related operations through June 30, 2002. On July 21, 1998, the closing price per share of the Company's common stock, as reported on New York Stock Exchange composite transactions, was $17.3125. The acquisition will be accounted for using the purchase method of accounting.

The estimated excess of the purchase price over the fair value of net assets acquired is approximately $36,000,000 and will be amortized over thirty years on a straight-line basis.

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries operate five production facilities located in Illinois, Texas and Tennessee and have an annual processing capacity of 200,000,000 pounds of zinc. The acquisition of U.S. Zinc is expected to increase the Company's total annual processing capacity in 1998 to approximately 2.7 billion pounds.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

PRODUCTION: For the three and six month periods ended June 30, 1998, the Company melted 21% and 27%, respectively, more metal than it did during the same periods in 1997. Aluminum processing at the Company's newest plants in Coldwater, Michigan (which began production in the first quarter of 1997) and Swansea, Wales (which began production in the fourth quarter of 1997) and the Alchem facility (which was acquired in November 1997) accounted for 79% and 70% of the increase in production for the three and six month periods ended June 30, 1998, respectively. The large increase in production for the second quarter of 1998 was partially offset by lower production at the Bedford facility due to a reconfiguration of the furnaces and work force at that facility. In addition, the Company's June 1998 production was modestly impacted by a strike at several of the facilities of General Motors, a customer of the Company.

REVENUES: For the three months ended June 30, 1998, revenues increased 63% to $124,489,000, compared to $76,600,000 for the same period in 1997. In the first six months of 1998, the Company's revenues totaled $251,721,000, which was 58% higher than revenues of $159,127,000 for the same period in 1997. The acquisition of Alchem and operations at the new Coldwater, Michigan and Swansea, Wales plants accounted for most of the increase for both the three and six month periods ended June 30, 1998; however, this increase was partially offset, in the second quarter of 1998, by lower aluminum selling prices. Tolling activity represented 72% of the Company's pounds melted for the three and six months ended June 30, 1998, compared to 84% and 83% for the same periods of 1997, respectively. As discussed above, a reduction in the tolling percentage will generally increase revenues. Prior to November 1997, materials processed for Alchem at the Company's Coldwater, Michigan facility were classified as tolling business, but because the Company acquired Alchem in November 1997, these pounds are now classified as buy/sell business.

GROSS PROFIT: Gross profits for the three month period ended June 30, 1998 were $14,174,000, an increase of $2,034,000, or 17% over gross profits for the second quarter of 1997. Gross profits were $27,800,000 for the six months ended June 30, 1998, an increase of $5,523,000 or 25% over the same period of 1997. The November 1997 acquisition of Alchem and operations at the new Coldwater and Swansea plants accounted for virtually all of the increase for the three and six month periods ending June 30, 1998.

SG&A EXPENSES: Selling, general and administrative expenses were $4,926,000 for the three month period and $9,666,000 for the six month period ended June 30, 1998, compared to $4,236,000 and $8,799,000, respectively, for the same periods in 1997. The increase for both the three and six month periods ended June 30, 1998, was primarily due to higher selling and goodwill amortization expenses resulting from the November 1997 acquisition of Alchem.

INTEREST: Interest expense for the three month periods ended June 30, 1998 and 1997 was $1,801,000 and $1,943,000, respectively, a decrease of 7%. Interest expense was $3,799,000 for the first six months of 1998, or 4% higher than $3,659,000 for the first six months of 1997. For the three month period ended June 30, 1998, the decrease in interest expense was primarily related to lower levels of borrowings outstanding. For the six month period ended June 30, 1998, the increase in interest expense was primarily due to higher levels of capitalized interest during the first quarter of 1997 in connection with the construction of the Company's new plant in Coldwater, Michigan.

EXTRAORDINARY ITEM: In connection with the Company's western plant acquisitions in January 1997, the Company borrowed funds under a new long-term credit facility. A portion of the funds borrowed under this credit facility was used to retire substantially all of the Company's outstanding indebtedness prior to its stated maturity. This early debt retirement generated an extraordinary loss of $1,318,000 (net of income tax benefit of $878,000) for the first quarter of 1997. There has been no extraordinary item in 1998.

NET EARNINGS: Earnings before the provision for income taxes, minority interests and extraordinary item increased 32% to $8,107,000 for the three month period ended June 30, 1998 compared to $6,131,000 for the same period in 1997 and increased 54% to $15,562,000 for the first six months of 1998 compared to $10,088,000 for the same period in 1997. The increase was primarily the result of higher gross profits as a result of increases in revenue due mainly to the Alchem acquisition. The Company's effective income tax rate was 37% for the three and six months ended June 30, 1998, compared to 40% for the three and six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Operations provided $34,182,000 and $16,870,000 of cash during the first six months of 1998 and 1997, respectively. Changes in the components of operating assets and liabilities accounted for 72% of the increase in cash provided from operations in 1998 compared to 1997. Changes in operating assets and liabilities generated $14,515,000 and $2,013,000 of cash for the first six months of 1998 and 1997, respectively; approximately half of this increase in 1998 was attributable to improved collections, which resulted in a significant reduction in the Company's accounts receivable balance since December 31, 1997. Higher net earnings before extraordinary item in 1998 of $9,622,000 compared to $5,847,000 for 1997 accounted for approximately 22% of the increase in cash provided from operations. In addition, higher depreciation and amortization of $10,152,000 in 1998 compared to $7,773,000 in 1997 accounted for 14% of the increase in cash provided from operations. At June 30, 1998, the relationship of current assets to current liabilities, or current ratio, was
2.28 to 1, compared to 2.71 to 1 at December 31, 1997.

For the reasons discussed above, working capital fluctuates as the mix of buy/sell business and tolling business changes. The Company anticipates its working capital requirements to increase in 1998 as a result of higher levels of buy/sell business and increased processing volumes due to the acquisitions of Alchem and U.S. Zinc and the initial operation of the new plant in Swansea, Wales. The acquisition of U.S. Zinc is also expected to increase the level of overall Company buy/sell business, and thereby further increase its working capital requirements. Nonetheless, the Company believes that its cash on hand, the availability of funds under its amended and restated credit facilities and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future (see "Cash Flows from Financing Activities" below).

Cash Flows from Investing Activities. During the six months ended June 30, 1998, net cash used by investing activities decreased 80% to $16,047,000 compared to $79,020,000 for the same period in 1997, which primarily reflected the first quarter 1997 acquisition of IMSAMET for $58,272,000. In addition, the Company's total payments for property, plant and equipment in the first six months of 1998 decreased to $16,149,000, compared to $19,026,000 spent in the first six months of 1997. Capital expenditures for property, plant and equipment in 1998 are expected to be approximately $35,000,000. Major 1998 projects include the installation of a reverberatory furnace and delacquering equipment at the Morgantown, Kentucky facility, the purchase of environmental equipment, the expansion of an existing Company-owned landfill and upgrades to various furnaces.

Cash Flows from Financing Activities. Net cash used by financing activities was $9,847,000 for the six months ended June 30, 1998, compared to net cash provided from financing activities of $59,861,000 in the same period of 1997. In connection with its January 1997 acquisitions, the Company entered into a new long-term credit agreement with certain lenders, borrowing $110,000,000 at the closing and using approximately $61,000,000 for the IMSAMET acquisition and $49,000,000 to retire substantially all of the Company's outstanding debt as of December 31, 1996. Financing activities also included cash payments of $1,660,000 in dividends for the first six months of 1998.

In June 1998, the Company borrowed $4,100,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1998) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown, Kentucky. The bonds bear a 6% per annum interest rate and mature May 1, 2023. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to the Company as it incurs costs to expand its landfill. As of June 30, 1998, the Company has received $1,541,000 in cash proceeds from the escrow fund.

The Company funded the cash portion of its acquisition of U.S. Zinc in July 1998 through borrowings under its long-term reducing revolving credit facility. Upon the closing of the acquisition, the Company also repaid a portion of U.S. Zinc's outstanding long-term indebtedness under its working capital line of credit facility (approximately $16,000,000) through borrowings under the Company's long-term reducing revolving credit facility.

As of July 31, 1998, the Company had $147,000,000 outstanding under its long-term reducing revolving credit facility, leaving approximately $51,000,000 available for borrowings under the facility. As of June 30, 1998, the floating interest rate was capped at 8% per annum for 45% of the total outstanding borrowings under the long-term reducing revolving credit facility. At June 30, 1998, the Company had standby letters of credit outstanding in the amounts of $1,752,000 with Chase Bank of Texas, N.A., $769,000 with American National Bank and Trust Company and $2,493,000 with the Economic Development Corporation of the City of Coldwater, Michigan.

Contingencies. On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis") had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has previously sold aluminum to Doehler-Jarvis. At June 30, 1998, the Company had $3,492,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively. The loss of this customer has not had a material adverse effect on the Company's financial position or results of operations.

The Company understands that on July 10, 1998, Harvard filed its Chapter 11 plan (the "Plan") with the United States Bankruptcy Court for the District of Delaware. According to published accounts, the Plan contemplates a conversion of virtually all pre-petition unsecured debt (including the Company's claims) into 100% of the equity of the reorganized Harvard, subject to dilution for incentive options and with respect to warrants to be issued under the Plan. The Company understands that following a hearing before the Court scheduled for August 19, 1998 on the adequacy of the Disclosure Statement, Harvard will commence the solicitation of votes for approval of the Plan. If the Plan is approved as proposed, the Company will become a holder of common stock of Harvard. No prediction can be given as to whether the Plan will be approved and confirmed as proposed, as to the timing of its approval or confirmation (or that of any plan ultimately confirmed), or as to the degree of the ultimate realization of the Company with respect to its claims against Harvard.

ENVIRONMENTAL

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 31, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components. During the first half of 1998, the impact of Statement 130 was not material.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on management's review of the impact of Statement 131, the Company's recent acquisition of U.S. Zinc is expected to increase the number of segments the Company will be required to report.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the impact of Statement 133 on its financial position and results of operations.

YEAR 2000 COMPLIANCE

The Company relies on software and hardware technology to deliver its services and is currently taking actions to evaluate the nature and extent of the work required to make its systems and infrastructure "Year 2000" compliant. The Company believes that its primary operations and accounting software are Year 2000 compliant. However, the Company has identified potential Year 2000 issues with certain subsidiaries (including its recently acquired U.S. Zinc subsidiary) and a joint venture partner, and is currently converting and modifying those systems in order to achieve Year 2000 compliance. The Company does expect to replace some systems and upgrade others; however, the ultimate costs and expenses in connection with these efforts are still being evaluated. Based on preliminary information, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business, financial position or results of operations. The Company cannot presently determine the impact on its customers and suppliers in the event that they may be Year 2000 non-compliant, and in such event, whether such non-compliance may have a material adverse effect on the Company's results of operations or financial position. The Company has prepared and distributed a Year 2000 questionnaire to its customers and suppliers to determine their respective Year 2000 issues. Currently, the Company is in the process of evaluating the responses to the questionnaires received.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future revenues, earnings, costs, margins and expenses; the expected effects of strikes or work stoppages at Company customer facilities; future acquisitions or corporate combinations; expected effects of the recent U.S. Zinc acquisition; future prices for metals; plans for domestic or international expansion, facility construction schedules and projected completion dates, and anticipated technological advances; future capabilities of the Company to achieve "closed loop recycling" on a commercially efficient basis; prospects for the Company's joint venture partners to purchase a portion of the Company's interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business; future asset recoveries; future operations, future demand, future industry conditions, future capital expenditures and future financial condition; and the impact of the "Year 2000" technology transition on the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

 * The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile, which could affect the Company's buy/sell metals business. The Company's use of contractual arrangements including long-term agreements and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it.

 * The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations.

 * Fluctuations in the costs of fuels, raw materials and labor can affect the Company's financial position and results of operations.

 * The Company's key transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company's financial condition and results of operations.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 1998, and for the three and six month periods then ended prior to filing, and their report is included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks include (1) floating interest rate risk on its long-term debt, (2) foreign currency risk from its operations outside the United States, (3) price risk for natural gas used in its production process, (4) price risk for aluminum in its buy/sell and by-product processing businesses and (5) credit risk from customers. The Company uses derivative financial instruments to manage some of these risks; these financial instruments are not used for speculative purposes. With the acquisition of U.S. Zinc in the third quarter of 1998, the Company expects to have a greater exposure to the price risk for zinc.

In order to reduce the fluctuating interest rate exposure on the term loan under the January 1997 Credit Agreement (see ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES"), the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with Chase Bank of Texas, N.A. on April 7, 1997.
The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four year term of the agreement. As of June 30, 1998, the floating interest rate was capped at 8% per annum for 45% of the total outstanding borrowings under the Amended and Restated Credit Agreement.

During the first half of 1998, the financial impact of gains and losses from foreign currency exchange rate fluctuations associated with the construction and operation of the Company's Wales facility and German joint venture was immaterial.

Natural gas is the Company's second largest cost component. In order to manage its price exposure for natural gas purchases, the Company has, at times, fixed the future price of a portion of its natural gas requirements by entering into firm-priced physical commitments or by entering into financial hedge agreements. Beginning in the second quarter of 1998, the Company began utilizing financial hedge agreements to hedge its anticipated natural gas purchases. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual price of the natural gas. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. In addition, as of June 30, 1998, the Company has outstanding swap agreements to hedge its anticipated domestic natural gas requirements in the following approximate amounts: 45% for the remainder of 1998, 31% for 1999 and 32% for the first quarter of 2000. In addition, as of June 30, 1998, approximately 21% of the Company's projected domestic natural gas requirements were locked-in at fixed delivery for the remainder of 1998 and 17% were locked-in for the first quarter of 1999.

Aluminum ingot is an internationally priced, sourced and traded commodity, and its principal trading market is the London Metal Exchange. From time to time, the Company has entered into forward sale contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky. These contracts are settled in the month of the corresponding production. The contracts did not have a significant effect on the Company's financial position or results of operations for the first half of 1998. Based upon the Company's increased amount of buy/sell business in recent years and expected as a result of the U.S. Zinc acquisition (see "NOTE D ACQUISITION" and ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-ACQUISITION"), it is likely that the degree of the Company's metals hedging activities will increase during the remainder of 1998 and for the foreseeable future.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company paid $835,000 in cash dividends during the second quarter of 1998.

On July 21, 1998, in connection with the acquisition of all of the issued and outstanding capital stock of U.S. Zinc, the Company issued to the former stockholders of U.S. Zinc (the "U.S. Zinc Stockholders") (i) 298,010 shares of the Company's Common Stock, , and (ii) four-year Warrants to purchase an aggregate of 1,500,000 shares of Common Stock. The shares of Common Stock and Warrants issued to the U.S. Zinc Stockholders were issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based upon the limited number of U.S. Zinc Stockholders and their representations as contained in the purchase documents. See PART I, ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-ACQUISITION."

The Warrants issued to the U.S. Zinc Stockholders are exercisable for an exercise price of $19.04 per share of Common Stock, subject to adjustment for stock dividends, distributions, recapitalizations and other extraordinary corporate transactions. On July 21, 1998, the closing price per share of Common Stock as reported on the New York Stock Exchange composite transactions was $17.3125. The exercisability of the Warrants vests in four equal annual installments over the term of the Warrants, beginning January 1, 1999, which vesting accelerates upon a "Change in Control" of the Company (as defined in the Warrants). The Warrants also provide that the U.S. Zinc Stockholders may effect a cashless exercise of the Warrants and thereby receive a number of shares of Common Stock equal to the quotient of (i) the excess of the market value of the Common Stock at the time of exercise over the exercise price thereof with respect to the vested shares being exercised, divided by (ii) the market value per share of the Common Stock at the time of exercise. The Warrants are also subject to certain restrictions on transfer. Upon any attempted sale of such Warrants (other than as permitted under their terms), the Company shall have a right of first refusal to purchase, at its option, all or any portion of the offered Warrants at the purchase price per Warrant offered to be paid by the proposed transferee.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 13, 1998, at which the election of two Class I Directors, amendment of the Company's Certificate of Incorporation, amendment to the Company's Annual Incentive Program, amendment to the Company's 1992 Stock Option Plan and the appointment of Ernst & Young LLP as the Company's independent public accountants for 1998 were considered. Don V. Ingram was re-elected as a director and received 14,221,597 votes for his election, with 630,668 votes withheld. Steve Bartlett was elected as a director and received 14,236,679 votes for his election, with 615,586 votes withheld The following directors continued in office: J.M. Brundrett, Ralph L. Cheek, Don Navarro, John J. Fleming and Jack C. Page. The amendment to the Company's Certificate of Incorporation was approved with 13,006,601 votes in favor of its approval, 1,685,537 votes against and 160,127 votes abstaining. The amendment to the Company's Annual Incentive Program was approved with 13,551,239 votes in favor of the amendment, 1,137,352 votes against and 163,674 votes abstaining. The amendment to the Company's 1992 Stock Option Plan was approved with 13,601,292 votes in favor of the amendment, 1,085,449 votes against and 165,523 votes abstaining. Ernst & Young LLP was ratified as the independent public accountants for the Company for 1998 and received 14,352,149 votes for their ratification, 75,354 votes against and 424,762 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     3.1 IMCO Recycling Inc. Certificate of Incorporation, as amended May 13, 1998.

    10.1 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997; April 1, 1997; May 13, 1997 and May 13, 1998.

    10.2 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994; February 28, 1996; February 25, 1997; May 13, 1997 and May 13,
          1998.

    15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

     None filed during quarter ended June 30, 1998.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IMCO Recycling Inc.
                                  (Registrant)


Date:  August 6, 1998             By:     /s/  Robert R. Holian
                                     -------------------------------------
                                  Robert R. Holian
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Stockholders and
Board of Directors
IMCO Recycling Inc.


We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of June 30, 1998, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1998, and 1997 and the consolidated statement of cash flows for the six-month periods ended June 30, 1998, and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1997, not presented herein, and in our report dated February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                           ERNST & YOUNG LLP


Dallas, Texas
July 27, 1998