Form 10-Q
period 1998-09-30
IMCO RECYCLING INC
filed 1998-11-12
CIK 202890

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


        [ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 1998.

                   Common Stock, $0.10 par value, 16,645,346
                   -----------------------------------------

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1998               1997
                                                                          -----------------    ----------------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                    $   5,822            $     405
    Accounts receivable, net                                                        74,517               52,163
    Inventories                                                                     42,205               34,556
    Deferred income taxes                                                            4,291                2,782
    Other current assets                                                             4,482                1,746
                                                                          ----------------     ----------------
         Total Current Assets                                                      131,317               91,652
Property and equipment, net                                                        166,718              142,100
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $6,200 and
    $4,053 at September 30, 1998 and December 31, 1997, respectively               113,337               74,658
Investments in joint ventures                                                       15,322               14,271
Other assets, net                                                                   10,613                9,855
                                                                          ----------------     ----------------
                                                                                 $ 437,307            $ 332,536
                                                                          ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                             $  37,041            $  25,902
    Accrued liabilities                                                             14,530                7,254
    Current maturities of long-term debt                                             1,624                  648
                                                                          ----------------     ----------------
         Total Current Liabilities                                                  53,195               33,804
Long-term debt                                                                     172,071              109,194
Deferred income taxes                                                               12,140               11,278
Other long-term liabilities                                                          9,166                9,336

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                          -                    -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,046,835 issued at September 30, 1998; 16,515,750 issued at
    December 31, 1997                                                                1,705                1,652

Additional paid-in capital                                                         107,380               96,519
Retained earnings                                                                   83,466               71,096
Treasury stock, at cost; 168,439 shares at September 30, 1998; 39,354
    shares at December 31, 1997                                                     (1,816)                (343)
                                                                          ----------------     ----------------
         Total Stockholders' Equity                                                190,735              168,924
                                                                          ----------------     ----------------
                                                                                 $ 437,307            $ 332,536
                                                                          ================     ================

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                       (in thousands, except share data)


                                                            FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                       ------------------------------     ------------------------------
                                                            1998             1997              1998             1997
                                                       -------------    -------------     -------------    -------------
Revenues                                                    $153,651          $77,461          $405,372         $236,588
Cost of sales                                                136,959           64,618           360,880          201,468
                                                       -------------    -------------     -------------    -------------
Gross profits                                                 16,692           12,843            44,492           35,120
Selling, general and administrative expense                    6,920            4,293            16,586           13,092
Interest expense                                               2,633            1,937             6,432            5,596
Interest and other income                                       (381)            (113)             (580)            (292)
Equity in earnings of affiliates                                (429)            (272)           (1,457)            (362)
                                                       -------------    -------------     -------------    -------------
Earnings before provision for income taxes, minority
   interests and extraordinary item                            7,949            6,998            23,511           17,086
Provision for income taxes                                     2,942            2,757             8,679            6,789
                                                       -------------    -------------     -------------    -------------
Earnings before minority interests and extraordinary
   item                                                        5,007            4,241            14,832           10,297
Minority interests, net of provision for income taxes             39              110               242              319
                                                       -------------    -------------     -------------    -------------
Earnings before extraordinary item                             4,968            4,131            14,590            9,978
Extraordinary item, net                                            -                -                 -           (1,318)
                                                       -------------    -------------     -------------    -------------
Net earnings                                                $  4,968          $ 4,131          $ 14,590         $  8,660
                                                       =============    =============     =============    =============


Net earnings per common share:
   Basic:
    Earnings before extraordinary item                      $   0.29          $  0.33          $   0.87         $   0.80
    Extraordinary item                                             -                -                 -            (0.11)
                                                       -------------    -------------     -------------    -------------
    Net earnings                                            $   0.29          $  0.33          $   0.87         $   0.69
                                                       =============    =============     =============    =============

   Diluted:
    Earnings before extraordinary item                      $   0.29          $  0.32          $   0.87         $   0.78
    Extraordinary item                                             -                -                 -            (0.10)
                                                       -------------    -------------     -------------    -------------
    Net earnings                                            $   0.29          $  0.32          $   0.87         $   0.68
                                                       =============    =============     =============    =============

Weighted average shares outstanding:
  Basic                                                       16,904           12,540            16,685           12,487
  Diluted                                                     16,988           12,828            16,841           12,701

Dividends declared per common share                         $   0.05          $  0.05          $   0.15         $   0.15

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                             ----------------------------------
                                                                                  1998                1997
                                                                             --------------      --------------
OPERATING ACTIVITIES
Earnings before extraordinary item                                                 $ 14,590            $  9,978
Depreciation and amortization                                                        16,524              11,673
Benefit of deferred income taxes                                                     (1,550)               (315)
Equity in earnings of affiliates                                                     (1,456)               (362)
Other noncash charges                                                                 1,400               1,284
Changes in operating assets and liabilities:
    Accounts receivable                                                                 850               1,074
    Inventories                                                                       2,234               1,959
    Other current assets                                                             (1,102)                (55)
    Accounts payable and accrued liabilities                                          2,706               2,912
                                                                             --------------      --------------
NET CASH FROM OPERATING ACTIVITIES                                                   34,196              28,148

INVESTING ACTIVITIES
Payments for property and equipment                                                 (25,338)            (26,919)
Acquisition of U.S. Zinc Corporation, net of cash acquired                          (59,502)                  -
Acquisition of IMSAMET, Inc., net of cash acquired                                        -             (57,732)
Other                                                                                    33              (1,149)
                                                                             --------------      --------------
NET CASH USED BY INVESTING ACTIVITIES                                               (84,807)            (85,800)

FINANCING ACTIVITIES
Net repayments of short-term borrowings                                                   -              (8,351)
Net proceeds from long-term revolving credit facility                                58,775                   -
Proceeds from issuance of long-term debt                                              2,121             121,591
Principal payments of long-term debt                                                   (835)            (55,460)
Debt issuance costs                                                                    (153)             (2,185)
Dividends paid                                                                       (2,511)             (1,881)
Common stock repurchased                                                             (1,438)                  -
Other                                                                                     4               2,621
                                                                             --------------      --------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                          55,963              56,335
                                                                             --------------      --------------

Effect of exchange rate differences on cash and cash equivalents                         65                   -

Net increase (decrease) in cash and cash equivalents                                  5,417              (1,317)
Cash and cash equivalents at January 1                                                  405               5,070
                                                                             --------------      --------------
Cash and cash equivalents at September 30                                          $  5,822            $  3,753
                                                                             ==============      ==============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                         $  6,375            $  6,971
Cash payments for income taxes                                                     $  8,292            $  2,576
Fair value of the shares and warrants issued in the acquisition of U.S.
  Zinc Corporation                                                                 $  8,500            $      -
Fair value of the shares issued in the acquisition of Rock Creek
  Aluminum, Inc.                                                                   $      -            $  7,125

                     IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998
          (DOLLARS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

The components of inventories are:

                                       SEPTEMBER 30,        December 31,
                                           1998                 1997
                                    -----------------   ------------------
Finished goods                            $    24,782          $    16,771
Raw materials                                  16,224               17,313
Supplies                                        1,199                  472
                                    -----------------   ------------------
                                          $    42,205          $    34,556
                                    =================   ==================


NOTE C - LONG-TERM DEBT

In June 1998, the Company borrowed $4,100,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1998) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown, Kentucky. The bonds bear a 6% per annum interest rate and mature May 1, 2023. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to the Company as it incurs costs to expand its landfill. As of September 30, 1998, the Company has drawn against and received $2,121,000 in cash proceeds from the escrow fund.

In July 1998, the Company borrowed, under its long-term revolving credit facility, approximately $62,000,000 to fund the cash portion of the acquisition of U.S. Zinc Corporation and its subsidiary corporations ("U.S. Zinc") and to repay a portion of U.S. Zinc's outstanding long-term indebtedness under its working capital line of credit facility (approximately $16,000,000).


NOTE D--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended             Nine Months Ended
                                                   September 30,                   September 30,
                                          ------------------------------   -----------------------------
                                                1998            1997            1998            1997
                                          --------------   -------------   -------------   -------------
Numerators for basic and diluted:
   Net earnings before extraordinary item        $ 4,968         $ 4,131         $14,590         $ 9,978
   Extraordinary item                                  -               -               -          (1,318)
                                          --------------   -------------   -------------   -------------
   Net earnings                                  $ 4,968         $ 4,131         $14,590         $ 8,660
                                          ==============   =============   =============   =============

Denominator:
   Denominator for basic--weighted-average
     shares                                       16,904          12,540          16,685          12,487
   Dilutive potential common shares--stock
     options                                          84             288             156             214
                                          --------------   -------------   -------------   -------------
   Denominator for diluted--weighted-
     average shares                               16,988          12,828          16,841          12,701
                                          ==============   =============   =============   =============

Basic net earnings per share:
   Net earnings before extraordinary item        $  0.29         $  0.33         $  0.87         $  0.80
   Extraordinary item                                  -               -               -           (0.11)
                                          --------------   -------------   -------------   -------------
   Net earnings                                  $  0.29         $  0.33         $  0.87         $  0.69
                                          ==============   =============   =============   =============

Diluted net earnings per share:
   Net earnings before extraordinary item        $  0.29         $  0.32         $  0.87         $  0.78
   Extraordinary item                                  -               -               -           (0.10)
                                          --------------   -------------   -------------   -------------
   Net earnings                                  $  0.29         $  0.32         $  0.87         $  0.68
                                          ==============   =============   =============   =============

NOTE E - ACQUISITION

On July 21, 1998, the Company acquired all of the capital stock of U.S. Zinc for a total purchase price of approximately $72,000,000, consisting of (i) $46,500,000 in cash, (ii) the assumption of approximately $17,000,000 in long-term debt, (iii) the issuance of 298,010 shares of the Company's common stock, and (iv) the issuance of four-year warrants to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $19.04 per share. In addition, the transaction provides for future contingent payments to certain former U.S. Zinc shareholders, dependent upon the future earnings performance of U.S. Zinc and the Company's other zinc-related operations through June 30, 2002. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is approximately $39,180,000 and is being amortized over thirty years on a straight-line basis.

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries, operate five production facilities located in Illinois, Texas and Tennessee and have an annual processing capacity of 200,000,000 pounds of zinc.

The preliminary allocation of the purchase price of U.S. Zinc is as follows:

    Working capital                                              $ 20,105
    Property and equipment                                         14,335
    Goodwill                                                       39,180
    Other noncurrent assets                                           540
    Noncurrent liabilities                                        (19,291)
                                                            -------------
    Total                                                        $ 54,869
                                                            =============

The following table sets forth pro forma results of operations of the combined entities of the Company and U.S. Zinc for the nine month period ended September 30, 1998 and 1997, assuming the acquisition had been consummated on January 1, 1997. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisition been consummated on such date or of future results of the combined companies under the ownership and management of the Company:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ----------------------------
                                                                   1998           1997
                                                              ----------------------------
    Revenues                                                      $487,419       $467,919
    Gross profit                                                  $ 50,548       $ 57,398
    Earnings before extraordinary item                            $ 14,669       $ 14,388
    Net earnings                                                  $ 14,669       $ 13,070
    Earnings per common share before extraordinary item:
         Basic                                                    $   0.87       $   1.04
         Diluted                                                  $   0.86       $   1.02
    Earnings per common share:
         Basic                                                    $   0.87       $   0.94
         Diluted                                                  $   0.86       $   0.93

The table above reflects certain pro forma adjustments including additional depreciation expense as a result of the increased basis of the fixed assets acquired, additional amortization expense related to the goodwill recorded, a reduction in general and administrative expenses for the elimination of duplicate management costs, additional interest expense related to debt incurred on the acquisition and adjustments for related income taxes.


NOTE F - OPERATIONS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals, or other releases of hazardous substances (together, "Environmental Laws"). It is possible that more rigorous Environmental Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to in this Form 10-Q.

From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws. However, the Company believes that any such non-compliance under such Environmental Laws would not have a material adverse effect on the Company's financial position or results of operations.

The Illinois Environmental Protection Agency ("IEPA") recently notified the Company that a subsidiary, Interamerican Zinc, Inc., ("IZI") is a potentially responsible party ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which IZI, among others, in the past sent zinc oxide for processing and resale. IZI has joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by IZI, the Company does not believe, while there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Most of the Company's processing consists of aluminum and magnesium tolled for its customers. To a lesser (but increasing) extent, the Company's processing also consists of buy/sell business, which involves purchasing scrap metal and dross for further processing and resale. The Company's zinc processing and aluminum alloying operations consist primarily of buy/sell transactions. The Company's buy/sell business revenues include the cost of the metal, the processing cost and the Company's profit margin. Tolling revenues reflect only the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the buy/sell business. Variations in the mix of these two businesses can cause revenues to change significantly from period to period while not significantly affecting gross profit, since both types of business generally produce approximately the same gross profit per pound of metal processed. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The Company's Coldwater, Michigan aluminum alloying facility (acquired in November 1997) is primarily engaged in buy/sell business, as opposed to tolling, and with the recent acquisition of U.S. Zinc (see "ACQUISITION" below), the level of overall buy/sell business, relative to tolling, for the Company has increased during 1998. The higher levels of buy/sell business increase the Company's working capital requirements and subject the Company to greater risks associated with price fluctuations in the metals markets.

The following table shows the total pounds of metal melted, the percentage of total pounds melted represented by tolled metal, total revenues and total gross profits (in thousands):

                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                  --------------------------------     ----------------------------------
                                        1998               1997              1998                1997
                                  --------------     -------------     --------------     ---------------
Pounds Melted:
     Aluminum                            604,908           500,890          1,751,800           1,400,889
     Zinc and other non-ferrous           61,347             7,527             85,047              29,838
                                  --------------     -------------     --------------     ---------------
     Total Pounds Melted                 666,255           508,417          1,836,847           1,430,727
                                  --------------     -------------     --------------     ---------------

Percentage of pounds tolled                   66%               84%                70%                 84%

Revenues:
     Aluminum                           $109,448          $ 72,746         $  352,137          $  222,886
     Zinc and other non-ferrous           44,203             4,715             53,235              13,702
                                  --------------     -------------     --------------     ---------------
     Total Revenues                     $153,651          $ 77,461         $  405,372          $  236,588
                                  --------------     -------------     --------------     ---------------

Gross profits                           $ 16,692          $ 12,843         $   44,492          $   35,120

In addition to its increased emphasis on the buy/sell business, the Company has also entered into an increasing amount of metal brokerage transactions pursuant to which the Company buys metal from primary and other producers, and then sells the metal to end users. These transactions involve buying and selling metal without ever processing it. Additionally, in order the facilitate acquiring metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials. As with the buy/sell business, the brokerage business also increases the Company's working capital requirements and subjects the company to greater price risk associated with fluctuations in the metal commodity markets (see ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK).

ACQUISITION

On July 21, 1998, the Company acquired all of the capital stock of U.S. Zinc for a total purchase price of approximately $72,000,000, consisting of (i) $46,500,000 in cash, (ii) the assumption of approximately $17,000,000 in long-term debt, (iii) the issuance of 298,010 shares of the Company's common stock, and (iv) the issuance of four-year warrants to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $19.04 per share. In addition, the transaction provides for future contingent payments to certain former U.S. Zinc shareholders, dependent upon the future earnings performance of U.S. Zinc and the Company's other zinc-related operations through June 30, 2002. On July 21, 1998, the closing price per share of the Company's common stock, as reported on the New York Stock Exchange composite transactions, was $17.3125. The acquisition was accounted for using the purchase method of accounting. The estimated excess of the purchase price over the fair value of net assets acquired is approximately $39,180,000 and is being amortized over thirty years on a straight-line basis.

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries, operate five production facilities located in Illinois, Texas and Tennessee and have an annual processing capacity of 200,000,000 pounds of zinc. The acquisition of U.S. Zinc is expected to increase the Company's total annual processing capacity in 1998 to approximately 2.7 billion pounds.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

PRODUCTION: For the three and nine month periods ended September 30, 1998, the Company melted 31% and 28%, respectively, more metal than it did during the same periods in 1997. Aluminum processing at the Company's newest plants in Coldwater, Michigan (which began production in the first quarter of 1997) and Swansea, Wales (which began production in the fourth quarter of 1997) and the acquisitions of the Alchem Aluminum, Inc. ("Alchem") aluminum alloying facility (which was acquired in November 1997) and U.S. Zinc facilities (which were acquired in July 1998) accounted for 79% and 74% of the increase in production for the three and nine month periods ended September 30, 1998, respectively.
The large increase in production for the third quarter was partially offset by lower production at the Bedford facility due to a reconfiguration of the furnaces and a work force reorganization at that facility. In addition, the Company's June and July 1998 production was impacted by a strike at several of the facilities of General Motors Corporation, a customer of the Company.

REVENUES: For the three months ended September 30, 1998, revenues increased 98% to $153,651,000 compared to $77,461,000 for the same period in 1997. In the first nine months of 1998, the Company's revenues totaled $405,372,000, which was 71% higher than revenues of

$236,588,000 for the same period in 1997. The acquisitions of Alchem and U.S. Zinc and operations at the new Coldwater, Michigan and Swansea, Wales plants accounted for most of the increase for both the three and nine month periods ended September 30, 1998; however, this increase was partially offset, in the third quarter of 1998, by lower aluminum selling prices. Tolling activity represented 66% and 70% of the Company's pounds melted for the three and nine months ended September 30, 1998, respectively, compared to 84% for the respective periods of 1997. As discussed above, a reduction in the tolling percentage has generally had the effect of increasing revenues. Prior to November 1997, materials processed for Alchem at the Company's Coldwater, Michigan facility were classified as tolling business, but because the Company acquired Alchem in November 1997, these pounds are now classified as buy/sell business.

GROSS PROFIT: Gross profits for the three month period ended September 30, 1998 were $16,692,000, an increase of $3,849,000, or 30% over gross profits for the third quarter of 1997. Gross profits were $44,492,000 for the nine months ended September 30, 1998, an increase of $9,372,000 or 27% over the same period of 1997. The acquisitions of Alchem and U.S. Zinc and operations at the new Coldwater and Swansea plants accounted for most of the increase for the three and nine month periods ending September 30, 1998.

SG&A EXPENSES: Selling, general and administrative expenses were $6,920,000 for the three month period and $16,586,000 for the nine month period ended September 30, 1998, compared to $4,293,000 and $13,092,000, respectively, for the same periods in 1997. The increase for both the three and nine month periods ended September 30, 1998, was primarily due to higher selling and goodwill amortization expenses resulting from the acquisitions of Alchem and U.S. Zinc.

INTEREST: Interest expense for the three month period ended September 30, 1998 and 1997 was $2,633,000 and $1,937,000, respectively, an increase of 36%. Interest expense was $6,432,000 for the first nine months of 1998, or 15% higher than $5,596,000 for the first nine months of 1997. For the three and nine month periods ended September 30, 1998, the increase in interest expense was primarily related to higher levels of borrowings outstanding to fund the cash portion of the U.S. Zinc acquisition ($46,500,000) and to repay $16,000,000 of U.S. Zinc's outstanding indebtedness. This increase in interest expense was partially offset by higher levels of capitalized interest during the first quarter of 1997, in connection with the construction of the Company's new plant in Coldwater, Michigan.

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

NET EARNINGS: Earnings before the provision for income taxes, minority interests and extraordinary item increased 14% to $7,949,000 for the three month period ended September 30, 1998 compared to $6,998,000 for the same period in 1997 and increased 38% to $23,511,000 for the first nine months of 1998 compared to $17,086,000 for the same period in 1997. The increase was primarily the result of higher gross profits as a result of increases in revenue due mainly to the Alchem and U.S. Zinc acquisitions. The Company's effective income tax rate was

37% for the three and nine months ended September 30, 1998, compared to 39% and 40% for the three and nine months ended September 30, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Operations provided $34,196,000 and $28,148,000 of cash during the first nine months of 1998 and 1997, respectively. Higher net earnings before extraordinary item in 1998 of $14,590,000 compared to $9,978,000 for 1997 accounted for the majority of the increase in cash provided from operations. In addition, higher depreciation and amortization expense of $16,524,000 in 1998 compared to $11,673,000 in 1997 accounted for a significant portion of the increase in cash provided from operations. Changes in operating assets and liabilities generated $4,688,000 and $5,890,000 of cash for the first nine months of 1998 and 1997, respectively. At September 30, 1998, the relationship of current assets to current liabilities, or current ratio, was
2.47 to 1, compared to 2.71 to 1 at December 31, 1997.

For the reasons discussed above, working capital fluctuates as the mix of buy/sell business, tolling business and brokerage business changes. The Company anticipates its working capital requirements to increase in 1998 as a result of higher levels of buy/sell and brokerage business and increased processing volumes primarily due to the acquisitions of Alchem and U.S. Zinc. The acquisition of U.S. Zinc has increased the level of overall Company buy/sell and brokerage business, and thereby further increased its working capital requirements. Nonetheless, the Company believes that its cash on hand, the availability of funds under its amended and restated credit facilities and its anticipated internally generated funds will be sufficient to fund its current needs and meet its obligations for the foreseeable future (see "Cash Flows from Financing Activities" below).

Cash Flows from Investing Activities. During the nine months ended September 30, 1998, net cash used by investing activities decreased slightly to $84,807,000 compared to $85,800,000 for the same period in 1997. In July 1998, the Company spent $59,502,000 (net of cash acquired) to purchase U.S. Zinc, and in January 1997, the Company spent $57,732,000 (net of cash acquired) to purchase IMSAMET, Inc. In addition, the Company's total payments for property, plant and equipment in the first nine months of 1998 decreased to $25,338,000, compared to $26,919,000 spent in the first nine months of 1997. Capital expenditures for property, plant and equipment in 1998 are expected to be approximately $37,500,000. Major 1998 projects have included the installation of a reverberatory furnace and delacquering equipment at the Morgantown, Kentucky facility, the purchase of environmental equipment, the expansion of an existing Company-owned landfill and upgrades to various furnaces.

Cash Flows from Financing Activities. During the nine months ended September 30, 1998, net cash provided by financing activities decreased slightly to $55,963,000 compared to $56,335,000 for the same period in 1997. In July 1998, the Company borrowed approximately $62,000,000, under its long-term revolving credit facility, to fund the cash portion of the acquisition of U.S. Zinc and to repay a portion of U.S. Zinc's outstanding long-term indebtedness under its working capital line of credit facility (approximately $16,000,000). In connection with its January 1997 acquisitions, the Company entered into a new long-term credit agreement with certain lenders, borrowing $110,000,000 at the closing and using approximately $61,000,000 for the IMSAMET, Inc. acquisition and $49,000,000 to retire substantially all of the Company's then-outstanding debt. Financing activities also included cash payments of $2,511,000 in dividends for the first nine months of 1998.

In June 1998, the Company borrowed $4,100,000 in connection with the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1998) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its landfill in Morgantown, Kentucky. The bonds bear a 6% per annum interest rate and mature May 1, 2023. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to the Company as it incurs costs to expand its landfill. As of September 30, 1998, the Company has drawn against and received $2,121,000 in cash proceeds from the escrow fund.

In September 1998, the Company's Board of Directors authorized and the Company announced the repurchase in open market or privately-negotiated transactions of up to 1,000,000 shares of its common stock. As of September 30, 1998, the Company had spent $1,438,000 to repurchase 126,800 shares. The shares repurchased are being held as treasury shares to be used to satisfy obligations of the Company under its stock option and other equity plans, and for general corporate purposes.

As of October 31, 1998, the Company had $155,000,000 outstanding under its long-term reducing revolving credit facility, leaving approximately $43,500,000 available for borrowings under the facility. As of September 30, 1998, the floating interest rate was capped at 8% per annum for 24% of the total outstanding borrowings under the long-term reducing revolving credit facility. At September 30, 1998, the Company had standby letters of credit outstanding in the amounts of $1,471,000 with Chase Bank of Texas, N.A., $769,000 with American National Bank and Trust Company, $1,180,000 with the Economic Development Corporation of the City of Coldwater, Michigan and $179,000 with Bank of America of Texas, N.A.

Contingencies. On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis") had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had previously sold aluminum to Doehler-Jarvis. At September 30, 1998, the Company had $3,492,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively. The loss of this customer has not had a material adverse effect on the Company's financial position or results of operations.

On October 15, 1998, the United States Bankruptcy Court for the District of Delaware confirmed Harvard's First Amended and Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code (the "Plan"). According to the terms of the Plan, holders of general unsecured claims (including the Company) will receive
(a) to the extent their general unsecured claims are allowed, their pro rata share of 100% of the new common stock of reorganized Harvard (subject to dilution pursuant to provisions of the Plan, including an emergence bonus plan, incentive plan and new warrants) and (b) if a rights plan is implemented, to the extent their general unsecured claims were not disallowed as of the confirmation date, the right to subscribe to rights and oversubscription options to purchase $44 million in new junior secured debentures. At the present time, Harvard does not anticipate that the rights plan will be implemented. The Plan will not be consummated immediately upon confirmation, but only upon the effective date.
The effective date will not occur unless various conditions to confirmation and consummation are satisfied (or waived pursuant to, and in accordance with, the terms of the Plan). The Company understands that Harvard believes that all conditions to the effective date of the Plan will likely be satisfied within sixty (60) days of the confirmation date. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount and timing of the Company's ultimate recovery, if any, of its claims.


ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals, or other releases of hazardous substances (together, "Environmental Laws"). It is possible that more rigorous Environmental Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to in this Form 10-Q and in other filings made by the Company.

From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under Environmental Laws. However, the Company believes that any such non-compliance under such Environmental Laws would not have a material adverse effect on the Company's financial position or results of operations.

The Illinois Environmental Protection Agency ("IEPA") recently notified the Company that a subsidiary, Interamerican Zinc, Inc., ("IZI") is a potentially responsible party ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which IZI, among others, in the past sent zinc oxide for processing and resale. IZI has joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by IZI, the Company does not believe, while there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 31, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components. During the nine months of 1998, the impact of Statement 130 was not material.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Based on management's review of the impact of Statement 131, the Company's recent acquisition of U.S. Zinc has increased the number of operating segments the Company will be required to report.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the impact of Statement 133 on its financial position and results of operations.


YEAR 2000 COMPLIANCE

The Company relies on software and hardware technology for its information and data processing and to deliver its services, and has established a comprehensive plan to address potential Year 2000 compliance problems resulting from the computer programs written utilizing two digits, instead of four, to represent the year. The Company is in the process of taking a physical inventory of computer hardware and software, and embedded systems at each facility. This inventory phase is expected to be completed by December 1998. The embedded system inventory includes office equipment such as phone and voicemail systems, fax machines, copiers, and postage machines, as well as environmental and manufacturing control systems. These environmental and manufacturing systems at Company plant locations consist of items such as scales, process controllers, programmable logic controllers, adjustable frequency drives, and radiation detection systems.

The Company's assessment phase entails obtaining manufacturer and developer Year 2000 compliance information about embedded systems and software. This process is ongoing and is currently expected to be completed in March 1999.

All personal computer hardware compliance testing and remediation is also anticipated to be completed by March 1999. Testing of embedded systems and desktop application software is ongoing and expected to be completed by July 1999.

The Company believes that its primary operations and accounting software are Year 2000 compliant. However, the Company has identified potential Year 2000 compliance issues with certain subsidiaries (including its recently acquired U.S. Zinc subsidiary) and a joint venture partner, and is currently converting and modifying those systems in order to achieve Year 2000 compliance.

The cumulative Year 2000 project expenditures have been immaterial to date, and based upon results of current testing, the estimated remaining Year 2000 costs are not expected to be material to the Company's results of operations and financial position. The Company currently believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business, financial position or results of operations.

The Company cannot presently determine the impact on its customers and suppliers in the event that they may be Year 2000 non-compliant, and in such event, whether such non-compliance may have a material adverse effect on the Company's results of operations or financial position.

The Company has contacted its customers and suppliers (through written questionnaires and verbal inquiries) to determine the status of their respective Year 2000 compliance programs and is currently reviewing the responses and taking additional actions, such as further inquiries and personal follow up interviews, on an as needed basis.

An unexpected or widespread Year 2000 problem involving the Company and/or its suppliers and customers could result in a significant interruption to the Company's normal business operations or activities, which could have a material adverse effect on the Company's results of operations and financial position. The Company is preparing for this uncertainty through its remediation efforts and its ongoing investigation of its suppliers and customers referred to above. The Company has not yet developed a contingency plan, but based upon completion of its assessments and investigations discussed above, plans to develop such a plan. Currently, the development of such a contingency plan is anticipated to be completed in mid-1999.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future capacity, volumes, revenues, earnings, costs, margins and expenses; the expected effects of strikes or work stoppages at Company customer facilities; future acquisitions or corporate combinations; expected effects of the recent U.S. Zinc acquisition; future prices for metals; plans for domestic or international expansion, facility construction schedules and projected completion dates, and anticipated technological advances; future capabilities of the Company to achieve "closed loop recycling" on a commercially efficient basis; prospects for the Company's joint venture partners to purchase a portion of the Company's interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business; future asset recoveries; future operations, future demand, future industry conditions, future capital expenditures and future financial condition; and the extent of the Company's "Year 2000" compliance, its timetable for becoming "Year 2000" compliant, and impact of the "Year 2000" transition on the operations, results of operations and financial condition of the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, business conditions and growth in the aluminum and zinc industries and aluminum and zinc recycling industries, the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technology, and future levels and timing of capital expenditures.

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


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 1998, and for the three and nine month periods then ended prior to filing, and their report is included herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks include (1) floating interest rate risk on its long-term debt, (2) foreign currency risk from its operations outside the United States, (3) price risk for natural gas used in its production process, (4) price risk for aluminum and zinc in its buy/sell and by-product processing businesses and (5) credit risk from customers. The Company uses derivative financial instruments to manage some of these risks; these financial instruments are not used for speculative purposes.

In order to reduce the fluctuating interest rate exposure on the term loan under the January 1997 Credit Agreement (See ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES"), the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with Chase Bank of Texas, N.A. on April 7, 1997.
The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four year term of the agreement. As of September 30, 1998, the floating interest rate was capped at 8% per annum for 24% of the total outstanding borrowings under the Amended and Restated Credit Agreement.

During the first nine months of 1998, the financial impact of gains and losses from foreign currency exchange rate fluctuations associated with the construction and operation of the Company's Wales facility and German joint venture was immaterial.

Natural gas is the Company's second largest cost component. In order to manage its price exposure for natural gas purchases, the Company has, at times, fixed the future price of a portion of its natural gas requirements by entering into firm-priced physical commitments and/or by entering into financial hedge agreements. Beginning in the second quarter of 1998, the Company began utilizing financial hedge agreements to hedge its anticipated natural gas purchases. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual price of the natural gas. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. In addition, as of September 30, 1998, the Company has outstanding swap agreements to hedge its anticipated domestic natural gas requirements in the following approximate amounts: 29% for the remainder of 1998, 26% for 1999 and 8% for 2000. In addition, as of September 30, 1998, the Company's projected domestic natural gas requirements were locked-in at fixed delivery prices in the following approximate amounts:
32% for the remainder of 1998, 12% for 1999 and 6% for 2000.

Aluminum and zinc ingots are internationally priced, sourced and traded commodities, with their principal trading market being the London Metal Exchange. From time to time, the Company has entered into forward sale contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky. In addition, the Company has entered into forward sale contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers. These contracts are settled in the month of the corresponding production and/or shipment. The contracts did not have a significant effect on the Company's financial position or results of operations for the first nine months of 1998. Based upon the Company's increased amount of buy/sell business in recent years and the recent U.S. Zinc acquisition (See "NOTE D ACQUISITION" and ITEM 2. "ACQUISITION"), it is likely that the degree of the Company's metals hedging activities will increase during the remainder of 1998 and for the foreseeable future.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company paid $850,000 in cash dividends during the third quarter of 1998.

On July 21, 1998, in connection with the acquisition of all of the issued and outstanding capital stock of U.S. Zinc, the Company issued to the former stockholders of U.S. Zinc (the "U.S. Zinc Stockholders") (i) 298,010 shares of the common stock, par value $0.10 per share, of the Company ("Common Stock"), and (ii) four-year Warrants to purchase an aggregate of 1,500,000 shares of Common Stock. The shares of Common Stock and Warrants issued to the U.S. Zinc stockholders were issued in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, based upon the limited number of U.S. Zinc Stockholders and their representations as contained in the purchase documents. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations Acquisition."

The Warrants issued to the U.S. Zinc Stockholders are exercisable for an exercise price of $19.04 per share of Common Stock, subject to adjustment for stock dividends, distributions, recapitalizations and other extraordinary corporate transactions. On July 21, 1998 and October 31, 1998, the closing price per share of Common Stock, as reported on the New York Stock Exchange composite transactions, was $17.3125 and $13.8125, respectively. The exercisability of the Warrants vests in four equal annual installments over the term of the Warrants, beginning January 1, 1999, and vesting accelerates upon a "Change in Control" of the Company (as defined in the Warrants). The Warrants also provide that the U.S. Zinc Stockholders may effect a cashless exercise of the Warrants and thereby receive a number of shares of Common Stock equal to the quotient of (i) the excess of the market value of the Common Stock at the time of exercise over the exercise price thereof with respect to the vested shares being exercised, divided by (ii) the market value per share of the Common Stock at the time of exercise. The Warrants are also subject to certain restrictions on transfer. Upon any attempted sale of such Warrants (other than as permitted under their terms), the Company shall have a right of first refusal to purchase, at its option, all or any portion of the offered Warrants at the purchase price per Warrant offered to be paid by the proposed transferee.

As of September 30, 1998, the Company had repurchased 126,800 shares of its Common Stock in open market and privately negotiated transactions. See PART I,
ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

     (1) The Company filed a Current Report on Form 8-K dated as of July 21, 1998 under "Item 2--Acquisition or Disposition of Assets" reporting the purchase of the capital stock of U.S. Zinc Corporation. Such Current Report on Form 8-K was amended by the filing of the Company's Form 8-K/A-1 dated October 5, 1998, under "Item 7-Financial Statements and Exhibits."


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IMCO Recycling Inc.
                                   (Registrant)


Date:  November 9, 1998            By:     /s/  Robert R. Holian
                                      -------------------------------------
                                   Robert R. Holian
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                    Independent Accountants' Review Report

Stockholders and
Board of Directors
IMCO Recycling, Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of September 30, 1998, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
October 26, 1998