Form 10-K
period 1998-12-31
IMCO RECYCLING INC
filed 1999-03-25
CIK 202890

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                (972) 401-7200
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes X     No___
                                                  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 1, 1999, the aggregate market value of voting and non-voting common equity held by nonaffiliates of the Registrant was $177,512,688.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1999.

                   Common Stock, $0.10 par value, 16,519,991
                   -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM                                                                        PAGE
----                                                                        ----

PART I
------
Item 1.    Business                                                            3

Item 2.    Properties                                                         19

Item 3.    Legal Proceedings                                                  21

Item 4.    Submission of Matters to a Vote of Security Holders                22

Item 4A.   Executive Officers of the Registrant                               22


PART II
-------
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                23

Item 6.    Selected Financial Data                                            24

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                24

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         37

Item 8.    Financial Statements and Supplementary Data                        40

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                                68


PART III
--------
Item 10.   Directors and Executive Officers of the Registrant                 68

Item 11.   Executive Compensation                                             68

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                         68

Item 13.   Certain Relationships and Related Transactions                     68


PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                           69

Signatures                                                                    73

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See Item 7. "MANAGEMENT'S
                                                        ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS." Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These forward-looking statements may be identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1.       BUSINESS

GENERAL

IMCO Recycling Inc. (the "Company") is the largest aluminum recycler in the United States and believes that it is the largest aluminum recycler in the world. The Company's principal business is the processing of aluminum, which includes used aluminum beverage cans ("UBCs"), scrap, and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces at facilities owned and/or operated by the Company. While the aluminum is in molten form, the Company may blend in other metals to prepare a precise aluminum alloy mixture. The Company then delivers the processed aluminum to customers in molten form or ingots. The Company recovers magnesium in a similar process.

With the acquisition of U.S. Zinc Corporation ("U.S. Zinc") in July 1998 (see "GROWTH OF BUSINESS" below), the Company believes that it is now the largest recycler of zinc secondaries in the United States. U.S. Zinc uses company-owned furnaces to convert zinc scrap and dross into various value-added zinc products such as zinc oxides, dust, and metal.

Most of the Company's processing capacity is utilized to recycle customer-owned materials, for which the Company charges a fee (a service called "tolling"). During 1998, approximately 68% of the Company's total pounds of metal melted involved tolling. The balance of the Company's business involves the purchase of scrap and dross for processing and recycling by the Company for subsequent resale ("buy/sell" business). Except where the context otherwise requires, the term "Company" as used herein refers to IMCO Recycling Inc. and its subsidiaries.

The Company's business has benefited from the trend to include recycled materials in finished products, the growth in the production and recycling of UBCs and the increasing utilization of aluminum in automotive components. According to industry statistics, over the past 25 years, U.S. production of recycled aluminum has more than tripled to 3.7 million tonnes from 1.0 million tonnes. In addition, recycled aluminum in the U.S. currently represents approximately

37% of the total domestic aluminum supply, compared to 19% in 1972. The U.S. is the world's leading consumer of zinc, currently consuming about one-sixth of the world's production, but is only the fifth largest producer. Consequently, the U.S. is also the largest importer of refined zinc. During the period 1984-1996 world secondary zinc refining activity grew at three times the rate of primary zinc metal production. Secondary zinc now provides approximately 36% of the world's refined zinc output and in the U.S., secondary zinc refining is equivalent to 38% of domestic consumption.

The Company's aluminum customers include some of the world's major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the aluminum metal processed by the Company is used to produce products for the transportation, packaging and construction industries, which constitute the three largest aluminum markets. Much of the Company's recent growth has been directed toward serving the transportation sector, which has been the largest and fastest-growing aluminum market in recent years due to the increasing use of aluminum in automotive components. The Company's principal aluminum customers include Aluminum Company of America ("Alcoa"), Commonwealth Aluminum Corporation ("Commonwealth"), Kaiser Aluminum Corporation ("Kaiser"), Ford Motor Company ("Ford"), Century Aluminum Company, General Motors Corporation ("GM"), Toyota Tsusho America, Inc., Nelson Metals, and Wise Metals Company ("Wise Metals").

The Company's zinc customers include some of the world's major tire and rubber producers and galvanizers, steel companies and other processors, including Goodyear Tire & Rubber Co., Michelin Tire, Bethlehem Steel and Dow Agrosciences.

STRATEGY

The Company's strategy is to participate in sectors of the nonferrous metals recycling industry in which it believes it can provide customers with a technology-based, value-added service and in which it can develop significant market share. The Company believes that it has been successful in differentiating its aluminum recycling services from those of its competitors through:

     . operational and design technologies that are designed to produce higher metal recovery yields

     . the strategic location of facilities in close proximity to customers, providing for both stronger ties to its customers and greater convenience and accessibility for its customers

     . the ability to deliver recycled aluminum in molten form for just-in-time delivery, thereby saving customers the expense of remelting aluminum ingots

     . its environmental technologies and practices, including dedicated disposal facilities and a proprietary process developed by the Company used to recover aluminum from by-products of the recycling process

The Company believes that it has been successful in differentiating its zinc value-added products from those of its competitors through:

     . operational and design technologies that are designed to produce lower cost, higher quality products to be sold at competitive prices

     . the strategic location of facilities in close proximity to customers, providing for both stronger ties to its customers and greater convenience and accessibility for its customers

     . customized packaging that meets customers' specifications, including customer specific weights and labels

To achieve its objectives, the Company focuses on internal expansion as well as growth through strategic acquisitions, vertical integration of its operations and services, and operational efficiencies through technological innovation.

Expansion. Since 1993, the Company has increased its number of facilities and
---------
capacity through acquisitions of existing facilities, construction of new facilities and expansion of existing facilities. As of March 31, 1993, the Company owned and operated five recycling plants, which had an aggregate annual processing capacity of 735 million pounds of aluminum and 50 million pounds of other metals. As of December 31, 1998, the Company owned and operated 22 recycling and processing plants, which have an aggregate annual melting capacity of approximately 2.6 billion pounds of aluminum and 240 million pounds of zinc, for a total annual processing capacity of 2.8 billion pounds. In February 1999, the Company acquired substantially all the assets of an aluminum alloying facility in Shelbyville, Tennessee, which has an annual capacity of 120 million pounds, and a zinc oxide facility in Clarksville, Tennessee, which has an annual capacity of approximately 40 million pounds. Additionally, in March 1999, the Company announced plans to construct an aluminum alloying facility in Saginaw, Michigan to supply molten aluminum to GM under a new long-term supply agreement. The Company anticipates that its annual capacity for 1999 will be 3.0 billion pounds. In addition, the Company owns a 50% interest in an aluminum recycling joint venture in Germany, which has an annual melting capacity of 340 million pounds, and has begun operations at its new aluminum recycling facility in Swansea, Wales, which has an annual melting capacity of 100 million pounds. The Company expects that currently planned expansions will add approximately 220 million pounds of annual processing capacity during 1999 and 2000. See "GROWTH OF BUSINESS" below. Expansion of the Company's network of facilities in the U.S. has enabled the Company to allocate processing work among its facilities, thereby maximizing utilization of capacity and absorbing excess demand. The Company intends to continue to expand its business by targeting growing markets, such as the automotive market, constructing additional recycling facilities, expanding and improving its existing facilities and acquiring or partnering with similar recycling businesses or other metals processors. In addition, the Company plans to continue seeking foreign sites for its recycling facilities where market conditions warrant.

Vertical Integration. The Company also seeks business opportunities that combine
--------------------
its traditional recycling services with downstream processing operations that more directly serve manufacturers and other end-users. With the Company's acquisition of Alchem Aluminum, Inc. ("Alchem") in November 1997, the Company began manufacturing and selling specification aluminum alloy products for automotive equipment manufacturers. The Shelbyville, Tennessee acquisition in early 1999 will expand the Company's capacity to serve this market. Further expansion will occur with the announced plans to construct an aluminum alloying facility in Saginaw, Michigan.

Technological Innovation. The Company's facilities and equipment have been
------------------------
continually improved and updated through plant modernization programs, including technological advancements designed to improve operational efficiencies. Between January 1, 1992 and December 31, 1998, the Company made capital expenditures and joint venture investments totaling $138 million in new plant and equipment (excluding acquisitions of existing companies or facilities). These investments have increased the Company's productivity, market share and total processing capacity.

Customer Service.  The Company is dedicated to maintaining customer satisfaction
----------------
and seeks to develop new methods and processes to better serve its customers. The Company emphasizes a strong commitment to customer service by offering:

     .    higher metal recovery rates
     .    higher quality of metal recovered
     .    more precise specifications for alloyed metals
     .    advanced environmental technology and practices
     .    facilities conveniently located near its customers

     .    customized packaging.

Through long-term relationships with primary producers and other customers, the Company maximizes its production capabilities while providing customers with a reliable source for their product requirements.

Environmental Efficiencies. The Company has committed resources towards
--------------------------
developing a "closed loop" production system in which virtually all materials used in the aluminum recycling process are reclaimed or consumed, thus greatly reducing the need for and expense of landfilling. Management believes that considerable progress has been made in this area through the operation of the Company's Kentucky salt cake processing plant and its patented wet-milling process employed to recycle salt cake at both its Arizona facility and its Solar Aluminum Technology Services ("SALTS") joint venture in Utah. While no assurances can be given that an economically efficient closed loop recycling system will ever be developed for all of the Company's facilities and processes, management believes that continued progress toward this goal is desirable for the Company's customers due to the opportunities for cost savings and further assurances of environmental safety. In addition, customers benefit from the enhanced environmental facilities employed by the Company, such as the lined landfill at its Morgantown, Kentucky aluminum facility, which was built to hazardous waste standards. See "THE RECYCLING PROCESS."

In the zinc manufacturing process by-products which are generated are oxides and zinc fines. These are either sold to third parties or melted in another process in the zinc manufacturing cycle. Thus, there is no significant disposal issue in the zinc process.

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

In January 1996, the Company completed the construction of its salt cake processing facility, located adjacent to the Company's Morgantown, Kentucky plant. This facility processes salt cake, a by-product generated from the Company's aluminum recycling plants, through use of materials separation technology, and recovers additional amounts of aluminum for resale that would otherwise be landfilled. See "ENVIRONMENTAL MATTERS."

In 1996, the Company began construction of an aluminum recycling facility in Coldwater, Michigan for a joint venture with Alchem. The Coldwater plant reached full capacity in the fourth quarter of 1997.

In 1997, the Company commenced construction of an aluminum recycling facility in Swansea, Wales, U.K., through its IMCO Recycling (UK) Ltd. subsidiary, which reached full capacity in mid-1998. The plant site is adjacent to a plant owned by a subsidiary of Alcoa, which is the Swansea facility's principal customer under a long-term tolling agreement.

In January 1997, the Company acquired IMSAMET, Inc. ("IMSAMET") and Rock Creek Aluminum, Inc. ("Rock Creek"). IMSAMET owns or has a majority interest in three aluminum recycling plants located in the western U.S. (i.e., Idaho, Arizona and Utah), and owns a 50% interest in SALTS, which is a Utah facility that uses a proprietary process to reclaim materials from salt cake. Rock Creek operates two facilities in Ohio that utilize milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, into aluminum products used as metallurgical additions in the steel making process for steel producers.

In November 1997, the Company acquired Alchem, a producer of specification aluminum alloys for automotive manufacturers and their suppliers. Through its acquisition of Alchem, the Company increased its participation in the automotive industry, broadened its customer base and expanded its product range to include specification alloys.

In 1997 and 1998, the Company completed expansion programs at certain of its U.S. facilities and at the VAW-IMCO facilities in Germany. The Sapulpa, Oklahoma expansion increased the facility's processing capacity by 40 million pounds per year. In 1997, VAW-IMCO signed a long-term agreement to process dross for a major rolling mill in Germany and installed a new furnace. During 1998, the Company constructed a 40-million pound facility at the Company's Loudon, Tennessee site to supply molten metal to an automobile brake component manufacturer under a long-term scrap management, tolling and supply agreement. Additionally during 1998, the Company expanded its Morgantown, Kentucky facility by adding a reverberatory furnace with an annual capacity of 100 million pounds.

In July 1998, the Company acquired U.S. Zinc which, along with its subsidiaries, operate five production facilities located in Illinois, Texas and Tennessee. With the acquisition of U.S. Zinc, the Company has expanded its zinc business, broadened its customer base and expanded its product range to include various value-added zinc products.

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility in Shelbyville, Tennessee from Alcan Aluminum Corporation and acquired substantially all of the assets of a zinc oxide production facility from North American Oxide, LLC in Clarksville, Tennessee.

In March 1999, the Company announced plans to construct a new aluminum alloying plant in Saginaw, Michigan, which is expected to begin operations in 2000. This facility's principal customer will be a GM metal casting plant in Saginaw, Michigan. This facility will supply molten and ingot aluminum to GM under a new supply agreement, which expires in 2011. See NOTE O--"SUBSEQUENT EVENTS" of Notes to Consolidated Financial Statements.

CERTAIN FACTORS

For descriptions of certain factors affecting the Company, including commitments and contingencies, which subject the Company to certain continuing risks, see
(i) "ENVIRONMENTAL MATTERS" below, (ii) ITEM 3. "LEGAL PROCEEDINGS," (iii) ITEM
                                        -------                            ----
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--
OPERATIONS--CAUTIONARY STATEMENTS FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and (iv) NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements, respectively.

SEGMENT REPORTING

With the acquisition of U.S. Zinc in July 1998, the Company has two business segments that meet the reporting requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." See NOTE M--SEGMENT INFORMATION" of Notes to Consolidated Financial Statements. The ALUMINUM segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake activities. In addition, this segment includes the Company's magnesium melting activities, which represent less than 1% of consolidated revenues and production. The company's ZINC segment represents all of the Company's zinc melting, processing and brokering activities.

PRODUCTS AND SERVICES

ALUMINUM. The Company recycles aluminum and delivers the recycled metal to
--------
customers as molten aluminum or ingots. The Company's customers include most of the major United States aluminum producers and aluminum diecasters, extruders, automotive companies and other processors of aluminum products. A principal element of the Company's strategic plan calls for expanding the Company's activities in the rapidly growing aluminum automotive components market.

The Company's metal alloying plant in Coldwater, Michigan manufactures specification aluminum alloy products for automotive equipment manufacturers and their suppliers. The recent acquisition of the Shelbyville, Tennessee facility will strengthen the Company's ability to serve this market.

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

The Company's aluminum business has benefited from the trend to include recycled materials in finished products, and in particular during its early years, from the growth in the use and recycling of aluminum beverage conatiners. The recycling of UBCs in the United States has increased because of numerous economic, legislative and environmental factors. According to industry estimates, the number of aluminum beverage cans produced has increased from 34.7 billion in 1979 to an annual average of approximately 100 billion for each of 1996, 1997 and 1998. The number of UBCs recycled increased from 8.5 billion in 1979 to approximately 66.8 billion in 1997.

The major force behind increased demand for recycled aluminum in recent years has been its greater use in auto and truck components, including body structures. This trend has made the transportation sector the largest and fastest-growing aluminum market. The total aluminum shipped to the North American auto market each year has more than doubled since 1988 to about 3.8 billion pounds.

The average amount of aluminum used per vehicle produced in North America, is expected to increase to 248 pounds in 1999, some 36 percent above the 138 pound average in 1991. Major auto makers estimate that this average will double by 2005. Some 65 percent of the aluminum contained in cars and trucks is recycled metal, but this percentage is expected to move higher in future years as more usable scrap becomes available.

The Company also recycles magnesium dross for primary magnesium producers. In addition, it produces a line of magnesium anodes that are recycled from post-consumer scrap and sold to end-users and independent distributors for corrosion protection of steel structures.

ZINC.  Zinc is used in diecastings, in brass-making as an alloying metal with
----
copper and in chemical compounds to produce rubber, ceramics, paints and fertilizer. However, its most unique quality is its natural ability to metallurgically bond with iron and steel and protect these metals from corrosion. With its recent acquisition of U.S. Zinc, the Company manufactures three main value-added zinc products: oxides, dust and metal.

Zinc oxide is used predominantly in the tire and rubber industries and by the
----------
specialty chemical, motor oil and ceramics industries. The Company produces two types of zinc dust: extra low lead dust, which is used in the industrial paint
         ---------
industry, and regular dust, which is used in paints, specialty chemical and mining applications. Zinc metal recovered by the Company is used to galvanize
                     ----------
steel, and by-products generated in the zinc metal recycling process, called fines, serve the zinc sulfate industry as fertilizer additives.

The Company's zinc business has benefited from the growth of secondary zinc refining, which has increased at three times the rate of primary zinc production. According to published industry reports, it is estimated that secondary zinc now accounts for more than 36% of the world's refined zinc output, and it is estimated that the consumption of recycled zinc will account for more than 40% of total worldwide zinc consumption by 2005.

FOREIGN OPPORTUNITIES. The Company continues to evaluate expansion opportunities
---------------------
in foreign sites, such as Europe and South America, where market conditions warrant. General political and economic conditions in foreign countries could affect the overall financial prospects of the Company. Foreign operations are generally subject to several risks, including foreign currency exchange rate fluctuations, distinct environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency.

SALES AND LONG-TERM CONTRACTS

ALUMINUM-GENERAL. The Company's principal aluminum customers (see "GENERAL"
----------------
above) use recycled aluminum to produce can sheet, building, automotive and other products. The Company provides products and services to a number of primary and fabricating facilities of Alcoa. During 1998, 1997 and 1996, Alcoa accounted for approximately 7%, 9% and 13%, respectively, of the Company's consolidated revenues, and Ford and its affiliates accounted for approximately 10% and 2% of the Company's consolidated revenues in 1998 and 1997, respectively. The loss of Alcoa or Ford as customers would have a material adverse effect upon the business of the Company and its future operating results.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders.

ALUMINUM-LONG-TERM CONTRACTS. The Company has secured long term commitments for
----------------------------
its recycling services with Alcoa, Commonwealth, Aluminium Norf GmbH ("AluNorf"), Kaiser, Wise Metals, PBR Automotive USA LLC, Century Aluminum and GM. For the year ended December 31, 1998 the Company melted 1,077 million pounds of aluminum pursuant to multi-year contracts with its customers, which represented approximately 45% of the Company's total 1998 annual aluminum melting volume.

In 1992, the Company entered into a 10-year supply contract with Commonwealth's Uhrichsville plant to process all of that facility's scrap aluminum, UBCs and dross at the Company's adjacent plant. See ITEM 2. "PROPERTIES--RECYCLING AND
                                           ------
PROCESSING FACILITIES." In 1994, the Company entered into a three-year processing agreement with Alcoa under which the Company's Rockwood plant provides secondary metal for Alcoa's Alcoa, Tennessee facility. This agreement was modified in 1995 and 1998 to include certain additional Company facilities and to modify certain pricing and volume provisions. This agreement will extend for additional one-year terms at the end of each contract year unless terminated by either party. When so terminated, the agreement will continue in effect until the second anniversary date of the last day of the contract year during which the termination notice was given.

The Company has also entered into a similar supply agreement with an English subsidiary of Alcoa pursuant to which the Company's Swansea, Wales facility will provide Alcoa's adjacent facility with secondary tolled aluminum. The agreement has a five-year primary term, expiring in 2002, with provisions for automatic three-year extensions. In September 1997, the VAW-IMCO joint venture entered into a five-year agreement with AluNorf to process 22,000 metric tons of dross per year.

In 1997, the Company entered into a five and one-half year agreement with Wise Metals to deliver ten million pounds of aluminum per month to supply a Kentucky rolling mill.

The Company's Post Falls, Idaho facility has a processing contract to supply, on a tolling basis, molten and ingot aluminum to Kaiser's nearby Trentwood, Washington aluminum fabrication mill. The term of this agreement expires in September 2000.

In February 1999, the Company entered into a supply agreement with GM to provide alloyed molten and ingot aluminum to GM's metal casting facility in Saginaw, Michigan. The agreement expires in 2011 and calls for escalating volumes beginning in 1999. The Company's planned Saginaw facility, which is expected to begin production in 2000, will supply GM's Saginaw plant.

Many of these agreements contain cross-indemnity provisions, including provisions obligating the Company to indemnify the customer for certain environmental liabilities that the customer may incur in connection with the transactions contemplated by the agreements.

These agreements also typically contain escalation provisions that are intended to cover changes in certain of the Company's processing costs. The Company may seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities and dedicated contracts with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer could have a material adverse effect on the Company's financial condition and results of operation, and any timely replacement of volumes attributable to such a customer could prove difficult.

ZINC. The Company's principal zinc customers use zinc to make tires and other
----
rubber products, industrial paints, fertilizers, specialty chemicals, motor oil and ceramics. Zinc products are also used in the mining and steel galvanizing industries. Major zinc customers include Goodyear, Michelin, Bethlehem Steel and Dow Agrosciences. Most of the Company's zinc products are sold directly to end users. No single zinc customer accounted for more than 10% of the Company's consolidated revenues in 1998.

Most of the Company's contracts with zinc customers are for a term of one year or less. The Company historically has maintained no significant backlog of orders for zinc products.

GENERAL. The primary metals industry and the metals recycling industry are
-------
subject to cyclical fluctuations, depending upon the availability and price of unprocessed scrap metal and the level of demand in the metal consuming industries. Temporary reductions in can stock production by one of the Company's aluminum customers have previously affected the Company's results of operations, and no assurances can be given that such conditions will not recur. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

The Company sells to both domestic and international customers. Sales to customers in foreign locations accounted for approximately 13% of consolidated revenues in 1998, and aluminum shipments to customers located in Canada accounted for approximately 9% of consolidated revenues for 1998. Foreign sales in 1997 and 1996 were immaterial (less than 3%). See "Note M-Segment Information" of Notes to Consolidated Financial Statements.

THE RECYCLING/MANUFACTURING PROCESS

ALUMINUM. The Company uses two types of furnace technology, rotary and
--------
reverberatory. Rotary or barrel-like furnaces are able to pour a batch of melted aluminum from dross and then immediately switch to other types of scrap; they provide high recovery and excellent product quality. Reverberatory furnaces are stationary and use both radiation and convection heating to melt the material being processed. Reverberatory furnaces provide better recovery from shredded material than a rotary furnace and can take advantage of the heat energy contained in delacquered shreds.

After the aluminum is melted, the recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Magnesium is recycled by the same method in a rotary furnace at the Sapulpa, Oklahoma plant. Some of the Company's plants deliver molten aluminum in crucibles directly to their customers' manufacturing facilities. As of December 1998, the Company had the capacity to provide approximately 76% of its processed aluminum in molten form. The molten aluminum is poured directly into the customer's furnace, saving the customer the time and expense of remelting aluminum ingots. The Company normally charges an additional fee for transportation and handling of molten aluminum. The Oklahoma, Arizona, Utah, Illinois and Missouri facilities are restricted, due to the geographical locations of their customers, to delivering aluminum in ingot form. See ITEM 2. "PROPERTIES."
                            ------

At the Company's metal alloying facilities in Coldwater, Michigan, and Shelbyville, Tennessee, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to its customers. The Coldwater alloying facility generates dross, which is recycled at the Company's adjacent aluminum recycling plant.

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

The Company disposes of its salt cake and certain airborne contaminants ("baghouse dust") in landfills that are used exclusively by the Company or that are permitted specifically to handle the types of materials generated by the Company. Salt cake is not currently listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company has built and operates a lined landfill at its Morgantown, Kentucky facility, the design of which exceeds current requirements for disposal of salt cake and meets RCRA Subchapter "C" hazardous waste standards.

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

Located near the Bonneville Salt Flats, the Company's Wendover, Utah facility processes aluminum concentrates from the adjacent 50%-owned SALTS joint venture and produces aluminum ingots. The SALTS facility recycles salt cake from the Company's Idaho and Utah plants into aluminum concentrates, aluminum oxide and salt brine. The clear brine is delivered to the venture's partner, where its chemical content is recycled for multiple uses, including reuse as a flux.

ZINC. Zinc oxide is produced by melting top dross, a low-iron content zinc by-
----  ----------
product of continuous galvanizing, and re-melt die cast, a high zinc-content alloy, in a sweat or premelt furnace. The sweat furnace separates the zinc from other metals contained in the raw material. The molten zinc is then transferred to a muffle furnace which uses radiant heat to transform the molten zinc into a vapor. The vaporized zinc is sent to a vapor chamber where, upon contact with air, it condenses to zinc oxide. The final manufacturing step is to send the completed product through a vertical cooler to a bag collector where the zinc oxide is collected and custom packaged for shipment.

The Company manufactures two types of zinc dust: extra low lead and regular. Zinc dust with extra low lead content, which is preferred by the domestic industrial paint industry, is produced by converting primary zinc into a molten form using an Electro Thermal Furnace. The Company manufactures regular zinc dust by melting bottom dross, an iron-bearing zinc residue, created during the galvanizing process, and re-melt die cast in a pot or ladle. Next, the molten zinc is fed into a zinc dust retort furnace where the molten metal is vaporized and condensed into raw zinc dust. Finally, the raw zinc dust is processed in a dust mill, where it is screened, sent through a ball mill and then packaged into custom-sized containers.

Zinc metal at the Houston facility is produced by placing pieces of oxidized zinc-bearing metals (skimmings) into a ball mill, where the Company separates the oxidic zinc (zinc fines), which are sold as fertilizer additives. After the ball mill process, the metallic zinc-bearing material is melted in an electric induction furnace, which is then transferred to a holding furnace for additional refining. Finally, the molten zinc is poured into molds and shipped to galvanizers.

In the Company's Coldwater, Michigan zinc recycling process, continuous galvanizers' top dross is first melted in an electric induction furnace and then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as by-products). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots, which are returned to the customer.

OPERATIONS

ALUMINUM. In its aluminum tolling operations, the Company accepts UBCs, dross and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have typically desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling limits the Company's exposure to the risk of fluctuating metal prices since the Company does not own the material being processed. For the year ended December 31, 1998, approximately 71% of the Company's total pounds of aluminum processed involved tolling. The acquisitions of the Chicago Heights and Sikeston plants, the Coldwater metal alloying plant and the operation of the Morgantown salt cake processing facility have changed the Company's historical ratio of tolling to buy/sell business (formerly, aluminum tolling represented more than 90% of the Company's total annual melting volumes). See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              ------
CONDITION AND RESULTS OF OPERATIONS."

ZINC. The Company's zinc operations primarily consist of buy/sell transactions.
----
On an annualized basis, the Company's buy/sell zinc business represents approximately 91% of its total zinc production. Unlike tolling transactions, buy/sell transactions increase the Company's exposure to the risk of fluctuating metal prices and increased working capital requirements. See ITEM 7.
                                                             ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." and ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 -------
RISK."

GENERAL. The Company's production network of plants have generally achieved high
-------
overall operating rates due to strong demand for the Company's services and products and due to the strategic location of many of the Company's plants near major customers' production facilities. Expansion of the Company's network of facilities in the U.S. has enabled the Company to allocate processing work among its facilities, thereby maximizing utilization of available capacity and taking advantage of excess demand.

The Company believes that its advanced scrap preparation equipment and recycling technologies have also increased the demand for its services by producing higher recovery rates and better quality recycled aluminum and zinc products than many of its competitors.

The Company constantly seeks improvements in operational efficiencies at its existing plants and at its acquired facilities through technological advancements, automation of its operational procedures, and modifications in processing and material throughput methods.

In addition to its increased emphasis on the buy/sell business, the Company has also entered into an increasing number of metal brokerage transactions pursuant to which the Company buys metal from primary and other producers, and then sells the metal to end users. These transactions involve buying and selling metal without processing it. Additionally, in order to facilitate the acquisition of metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials.

When purchasing metals in the open market for its buy/sell business, the Company attempts to reduce the risk of fluctuating metal prices by hedging anticipated sales of aluminum and zinc and by avoiding large inventories, except to the extent necessary to allow its plants to operate without interruption. See ITEM
                                                                          ----
7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."
--

COMPETITION

GENERAL. The aluminum and zinc recycling industries are fragmented and highly
-------
competitive. The Company believes that its position as the largest U.S. recycler of secondary aluminum and zinc is a positive competitive factor.

ALUMINUM. The principal factors of competition in the aluminum segment are
--------
price, recovery rates, environmental and safety regulatory compliance, and services (e.g., the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can compete effectively.

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

The amount of the Company's aluminum tolling business can vary depending upon the extent that the major aluminum producers' used metal materials are internally recycled. The aluminum producers generally vary their rate of internal recycling depending upon furnace availability, inventory levels, the price of aluminum and their own internal demand for metal. The major aluminum producers are larger and have greater financial resources than the Company. A decision by these producers to expand their recycling operations could reduce demand for certain of the Company's products and services.

ZINC. The principal factors of competition in the zinc segment are price,
----
customer service, and delivery schedules. Competition is generally regionally focused due to high freight costs.

For zinc oxide, the Company's major competitors are Zinc Corporation of America, a subsidiary of Horsehead Industries, Inc. and Zochem, a subsidiary of Hudson Bay Mining & Smelting, Ltd. The Company believes its strong customer relationships, low cost production capabilities and geographic coverage allow it to compete effectively in the zinc oxide market.

For zinc dust, the Company's major competitors are Purity Zinc Metals Company, Ltd. and Meadowbrook Company, a subsidiary of T.L. Diamond Company, Inc. The Company's Houston, Texas facility is believed to be the largest zinc dust facility in the world, based on volume.

For zinc metal, the Company considers both primary and secondary zinc producers to be competitors. However, the Company believes that only a minimal threat exists from galvanizers recycling their own by-products, since relatively large capital expenditures, technology costs and internally generated raw material volume represent real barriers to entry into this market.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

ALUMINUM. The Company has historically not had, and does not anticipate having,
--------
difficulties in obtaining raw materials for its aluminum operations. In the case of buy/sell business, the primary sources of aluminum and magnesium for recycling and alloying are dross and scrap, which are purchased from both the major aluminum producers and metal traders. Many of the Company's aluminum suppliers are also customers of the Company.

ZINC. As the largest worldwide purchaser of zinc-bearing secondaries, the
----
Company provides its customers an outlet to sell the by-products of their manufacturing processes. A significant portion of the Company's zinc products are produced from secondary materials provided by the galvanizing and scrap metals industries. Secondary zinc-bearing materials consist of top dross generated by continuous galvanizers, bottom dross and skimmings generated by "hot dip" galvanizers, and die cast scrap generated by scrap dealers or remelters. The Company purchases approximately 100,000 tons of these materials each year. The Company also purchases primary zinc to produce high-grade zinc oxide in its Hillsboro, Illinois facility and for metals brokerage purposes.

The Company purchases zinc raw materials from numerous suppliers. Many of the "hot dip" galvanizers, which supply approximately 40% of the aggregate zinc raw materials, are also customers of the Company. This supplier-customer relationship is beneficial since the Company competes with other zinc recyclers for raw materials. The Company believes that its long-term supply contract with one secondary zinc supplier for re-melt die cast provides the Company with a stable and cost-efficient supply of raw materials for its Millington, Tennessee zinc oxide facility. The Company's zinc brokerage unit also procures raw materials for use in its zinc manufacturing operations. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

GENERAL. The Company's operations are fueled by natural gas, which represents
-------
the second largest component of operating costs. In an effort to acquire the most favorable natural gas costs, the Company has secured at fixed prices commitments for its natural gas requirements. Occasionally, when deemed necessary, the Company purchases its natural gas on a spot-market basis. Most of the Company's long-term supply contracts with its customers contain provisions to reflect fluctuations in natural gas prices. See ITEM 7A. "QUANTITATIVE AND
                                                   -------
QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The Company understands that most of its competitors' operations are also fueled by natural gas; therefore, it believes that increases in the prices for natural gas do not adversely affect the Company's competitive position. The Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

SEASONALITY

ALUMINUM. UBC collections have historically been highest in the summer months
--------
and lowest in the winter months. Therefore, the Company has, at times, experienced lower volumes at certain facilities during the winter. In recent years, however, the Company's total processing volumes have fluctuated mostly due to the startup of additional capacity rather than the seasonality of UBC collections.

A portion of the Company's business that serves the automotive industry has historically experienced a decline in molten metal deliveries during periods when its automotive customers stop production to perform new model changeovers and during the holidays in December.

ZINC. Historically, demand for the Company's zinc products used in the painting
----
industry is somewhat lower in the winter months, while demand for zinc products used in fertilizers is lower in the summer months.

TRANSPORTATION

ALUMINUM AND ZINC. The Company receives incoming metal by both rail and truck.
-----------------
Most of the Company's plants own their own rail siding or have access to rail lines nearby. The Company owns and leases various trucks and trailers to support its business. Customarily, the transportation costs of scrap materials to be tolled are paid by the Company's customers, while the transportation costs of metal purchased and sold by the Company may be paid by either customers or the Company. The Company contracts with third-party transportation firms for hauling some of its solid waste for disposal.

EMPLOYEES

As of January 31, 1999, the Company had 1867 employees, consisting of 428 employees engaged in administrative and supervisory activities and 1439 employees engaged in production and maintenance. Labor relations with employees have been satisfactory. The production and maintenance employees at the following Company facilities are represented by the collective bargaining groups set forth below:


                                                                                          CONTRACT
      FACILITY                            REPRESENTATIVE                                  EXPIRES
---------------------  -----------------------------------------------------         ------------------
Uhrichsville, OH       United Mine Workers of America                                November 1998*
Chicago, IL            United Auto Workers                                           June 1999
Bedford, IN            International Brotherhood of Electrical Workers               April 2000
Rockwood, TN           United Steelworkers of America                                August 2000
Hillsboro, TN          Laborer's International Union of North America                August 2000
Sikeston, MO           United Steelworkers of America                                March 2001


* This facility is currently operating without a union agreement, and the Company is currently negotiating a new collective bargaining agreement.


ENVIRONMENTAL MATTERS

GENERAL. The Company's operations, like those of other basic industries, are
-------
subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to herein, including future regulations, which are expected to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some of the Company's facilities may be required.

The Company's operations may generate certain discharges and emissions, including in some cases off-site dust and odors, which are subject to the Federal Clean Air Act and other environmental laws. From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under environmental laws. The Company may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, the Company's facilities, may have resulted in soil or groundwater contamination. However, based on environmental investigations conducted by the Company and its consultants and certain indemnities associated with the Company's acquisitions, the Company believes that any such noncompliance or liability under current environmental laws would not have a material adverse effect on the Company's financial position. See ITEM 3. "LEGAL PROCEEDINGS."
                        ------

Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $8,600,000 in 1998, most of which was for air pollution control equipment and landfill capacity additions. Environmental expenditures for 1999 and 2000, which primarily relate to the Company's landfills and air pollution control equipment, are currently estimated to be approximately $7,200,000 and $5,000,000, respectively.

ALUMINUM. The processing of UBCs, dross and scrap generates solid waste in the
--------
form of salt cake and baghouse dust. Currently, such material is either disposed of at off-site landfills or at the Company's permitted Sapulpa and Morgantown disposal sites. For example, the Rockwood, Loudon, Bedford and Sikeston plants currently dispose of the majority of their solid waste by transporting it to the Morgantown plant, where the Company operates a salt cake processing facility which prepares salt cake for landfilling. See ITEM 2. "PROPERTIES--SOLID WASTE
                                              ------
DISPOSAL." At the Uhrichsville plant, under the Company's supply agreement with Commonwealth, the disposal of all salt cake generated by the Company as a result of its processing for Commonwealth is the responsibility of Commonwealth. Salt cake from all other material processed at the Uhrichsville plant is either shipped to the Morgantown plant for disposal or landfilled with a local solid waste management firm. The IMSAMET Goodyear facility recycles its own salt cake and sells the by-products to third parties, and the Sapulpa, Wendover and Post Falls facilities ship most of their salt cake to the 50%-owned SALTS joint venture for further processing. See "THE RECYCLING/MANUFACTURING PROCESS."

If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown landfill, obtaining other permits (including transportation permits), and landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes and remaining landfill capacity, the estimated remaining life of the landfill at the Sapulpa plant is two years. The Company has constructed a second landfill cell at its Morgantown plant, which was expanded in 1998, and estimates its remaining useful life, based on current utilization, to be approximately nine years. A planned second expansion is expected to provide an additional seven years of useful life. Landfill closure costs for the Company-owned landfills are currently estimated to be approximately $8,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used. See ITEM 2. "PROPERTIES."
                                     ------

ZINC. Several of the zinc manufacturing processes create various by-products
----
which are either sold to downstream processors or re-used internally. Because there are virtually no remaining by-products requiring disposal, the zinc manufacturing process is essentially a "closed loop' process.

ITEM 2.   PROPERTIES

RECYCLING AND PROCESSING FACILITIES

During 1998, the Company owned and/or operated the following facilities as detailed below:

------------------------------------------------------------------------------------------------------------------
                                                ESTIMATED       ESTIMATED
                                  NUMBER         MELTING       PROCESSING                                         MOLTEN
                  OWNED            OF           CAPACITY        CAPACITY        YEAR      YEAR     MATERIALS      DELIVERY
PLANT            ACREAGE        FURNACES     ( MILLION LBS)   (MILLION LBS)    BUILT    ACQUIRED   PROCESSED     CAPABILITY
--------------------------------------------------------------------------------------------------------------------------------
ALUMINUM SEGMENT:
--------------------------------------------------------------------------------------------------------------------------------
Sapulpa, OK              64          7            210              --           1962       --     Alum/Mag             No
--------------------------------------------------------------------------------------------------------------------------------
Rockwood, TN            238          6            220              --           1985       --      Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Morgantown, KY          552(a)       7            320              --           1989       --      Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Uhrichsville, OH         42         10            360              --           1992       --      Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Loudon, TN              173          4            220              --            --       1994     Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Bedford,IN               19          4            210              --            --       1995     Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Chicago HTS., IL          9          2            100              --            --       1995     Alum                No
--------------------------------------------------------------------------------------------------------------------------------
Sikeston, MO             31          2             60              --            --       1995     Alum                No
--------------------------------------------------------------------------------------------------------------------------------
Morgantown, KY           (a)        (b)           (b)              400          1996       --   Salt Cake              (b)
--------------------------------------------------------------------------------------------------------------------------------
Post Falls, ID           49          4            280              --            --       1997     Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Goodyear, AZ (c)         40(c)       4             70(d)           168           --       1997   Al/Salt Cake          No
--------------------------------------------------------------------------------------------------------------------------------
Wendover, UT            160(c)       2             70              --            --       1997     Alum                No
--------------------------------------------------------------------------------------------------------------------------------
Elyria, OH               12          (e)          (e)              50            --       1997     Alum                (e)
--------------------------------------------------------------------------------------------------------------------------------
Rock Creek, OH           11          (e)          (e)             100            --       1997     Alum                (e)
--------------------------------------------------------------------------------------------------------------------------------
Coldwater, MI            75          3            150              --           1997       --      Alum               Yes
--------------------------------------------------------------------------------------------------------------------------------
Swansea, Wales           5(c)        2            100              --           1997       --      Alum               Yes
-------------------------------------------------------------------------------------------------------------------------------
Coldwater, MI (alloys)   47          3            200              --            --       1997     Alum               Yes
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ALUM.                                     2,570             718
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
ZINC SEGMENT:
-------------------------------------------------------------------------------------------------------------------------------
Coldwater, MI            27          2             40              --            --       1992   Zinc Metal            No
-------------------------------------------------------------------------------------------------------------------------------
Houston, TX               4         22             50              --            --       1998   Zinc Dust             No
-------------------------------------------------------------------------------------------------------------------------------
Houston, TX               7          1             20              --            --       1998   Zinc Metal            No
-------------------------------------------------------------------------------------------------------------------------------
Chicago, IL               2          6             40              --            --       1998   Zinc Oxide            No
-------------------------------------------------------------------------------------------------------------------------------
Hillsboro, IL             5          3             50              --            --       1998   Zinc Oxide            No
-------------------------------------------------------------------------------------------------------------------------------
Millington, TN           17          3             40              --            --       1998   Zinc Oxide            No
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ZINC                                        240              --
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED CAPACITY                           2,810             718
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
50% OWNED FACILITIES (ALUMINUM):
-------------------------------------------------------------------------------------------------------------------------------
  VAW-IMCO, Germany      29         13            340(f)           --            --       1996   Alum                  Yes
-------------------------------------------------------------------------------------------------------------------------------
  SALTS, Wendover, UT    40         (b)            (b)            168            --       1997   Salt Cake             (b)
-------------------------------------------------------------------------------------------------------------------------------
 TOTAL CAPACITY                                 3,150             886
------------------------------------------------------------------------------------------------------------------

NOTES:
-----

(a) The acreage in Morgantown, Kentucky includes both the aluminum and salt cake processing facilities as well as landfill cells.

(b)  These facilities process salt cake only.

(c)  This acreage is leased.

(d) Represents 100% of the capacity of this facility--the facility is 70% owned by the Company.

(e)  These facilities process aluminum products for use in the steel industry.

(f) Represents 100% of the capacity of the two VAW-IMCO facilities located in Grevenbroich and Toging, Germany.

The average operating rates for all of the Company's facilities for 1998, 1997 and 1996 were 97%, 95% and 92%, respectively, of stated capacity. The operating rate for 1996 was negatively impacted due to the effect of the closure of the Company's Corona, California facility during the third quarter of 1996. See ITEM
                                                                            ----
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-
OPERATIONS."

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

In 1996, the Company began its 50% participation in its VAW-IMCO joint venture in Germany. The joint venture owns and operates two recycling and foundry alloy facilities located at Grevenbroich and Toging, Germany. Aggregate annual melting capacity for these two plants is approximately 340 million pounds.

The Company also has four zinc brokerage offices located in California, Pennsylvania, Canada and Germany.

SOLID WASTE DISPOSAL

The Company completed a new landfill cell adjacent to its plant in Morgantown, Kentucky in 1996. All of the waste generated from the salt cake processing facility at the Morgantown site is deposited in this landfill. Management anticipates that this new landfill cell, which was expanded during 1998 and is designed to be expanded again, will serve the Company's landfilling needs for the majority of the salt cake generated by facilities currently owned by the Company in the Eastern United States for the next 16 years, based on current utilization. The Company also owns a landfill at its Sapulpa, Oklahoma plant which is estimated to have two years' useful life remaining. The Goodyear facility recycles its own salt cake and sells the by-products to third parties, and the Sapulpa, Wendover and Post Falls facilities ship their salt cake to the 50%-owned SALTS joint venture for further processing. See ITEM 1. "BUSINESS--ENVIRONMENTAL
                                          ------
MATTERS."

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 28,200 square feet of office space for certain of its executive, financial and management functions. This lease expires in January 2000. In Houston, Texas, the Company owns approximately 30,000 square feet of office space for certain of its financial and management functions for its zinc operations.

The Company believes that its plants and equipment are maintained in good operating condition. Properties and improvements at the Company's Sapulpa, Rockwood, Morgantown, Loudon, Bedford, Chicago Heights and Post Falls plants are mortgaged to secure senior indebtedness. See ITEM 7. "MANAGEMENT'S DISCUSSION
                                             ------
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES" and NOTE H--"LONG TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" of Notes to Consolidated Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS
------
In 1996, the Company entered into a settlement agreement with the Missouri Department of Natural Resources ("MDNR") pertaining to certain air violations at its Sikeston facility. Since entering into the settlement agreement, the Company received additional notices of violation from the MDNR, which related to fugitive dust emissions from its truck loading and unloading operations and certain other air compliance matters. In addition, the Company responded to a request for information from the United States Environmental Protection Agency regarding air issues at the Sikeston facility. Since purchasing the Sikeston facility in 1995, the Company has made significant upgrades to the air pollution control equipment and has constructed a new truck loading facility which is intended to capture fugitive emissions located at the facility. The Company currently believes that it has fulfilled all of its obligations related to the settlement agreement and that the Sikeston facility is now operating in full compliance with MDNR standards. There can be no assurance, however, that future violations will not occur or that the violations identified by the MDNR will not result in penalties against the Company.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified IZI that it is a potentially responsible party ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which IZI, among others, in the past sent zinc oxide for processing and resale. IZI has joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by IZI, the Company does not believe, although there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or its results of operations. A subsidiary of U.S. Zinc, which the Company acquired in July 1998, was also named as a PRP at this site.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business; however, the Company believes that the outcome of such proceedings would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------
No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
-------
The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

Name                       Age          Position
----                       ---          --------

Don V. Ingram               63          Chairman of the Board and Chief
                                        Executive Officer

Richard L. Kerr             56          President and Chief Operating Officer

Paul V. Dufour              59          Executive Vice President--Finance and
                                        Administration, Chief Financial Officer
                                        and Secretary

Thomas W. Rogers            52          Senior Vice President, Marketing and
                                        Sales

Denis W. Ray                50          Senior Vice President, Operations

C. Lee Newton               55          Senior Vice President, Engineering,
                                        Technology and Environmental

Robert R. Holian            46          Vice President and Controller

James B. Walburg            45          Vice President and Treasurer

Don V. Ingram has served as a director of the Company since 1988 and as Chairman of the Board since 1994. He was elected Chief Executive Officer of the Company in February 1997. Mr. Ingram played the major role in the formation of the Company in 1986.

Richard L. Kerr was elected President of the Company in February 1997. Previously, he served as Executive Vice President and has been Chief Operating Officer since 1991. In 1994, he became President of the Company's Metals Division. Mr. Kerr joined International Metal Co., a predecessor of the Company, in April 1984, and became Executive Vice President of International Metal Co. in April 1987.

Paul V. Dufour has served as Vice President, Chief Financial Officer and Secretary of the Company since March 1987. He was promoted to Senior Vice President in May 1988 and to Executive Vice President in October 1994.

Thomas W. Rogers has served as Senior Vice President of Marketing and Sales of the Company since July 1988. Mr. Rogers was employed as Plant Manager of the Sapulpa, Oklahoma plant in October 1986.

Denis W. Ray has served as Senior Vice President of the Company since March 1998. Previously, Mr. Ray served as President of Reynolds Architectural Products at Reynolds Metals Company from 1997 to 1998, President of Reynolds (Europe) Ltd. in Switzerland from 1995 to 1997 and Vice President, Operations of Reynolds (Europe) Ltd. from 1994 to 1995. Prior to his employment with Reynolds Metals Company and its affiliates, Mr. Ray was employed by Alcoa in various capacities for 25 years.

C. Lee Newton became Senior Vice President of the Company in 1993. Mr. Newton was named Vice President in 1990 and was the General Manager of the Morgantown, Kentucky plant from 1989 to 1993. He was originally employed by the Company as Plant Manager of its Rockwood, Tennessee plant in 1987.

Robert R. Holian has served as Vice President and Controller since 1994. He joined the Company in 1990 and was named Controller in 1992.

James B. Walburg has served as Vice President and Treasurer of the Company since September 1994. Prior to this, Mr. Walburg was employed by NTS, Inc., a transportation service company, as Vice President, Client Services and Operations.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------
The Company's Common Stock trades on The New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on The New York Stock Exchange composite tape from January 1, 1997 through December 31, 1998, and the dividends declared per share during the periods indicated.


      CALENDAR                     PRICE RANGE              DIVIDENDS
                            ------------------------
        YEAR                  HIGH             LOW          DECLARED
-------------------------   --------         -------       ----------
1997
----
  FIRST QUARTER            $      17        $ 13 5/8       $     0.05
  SECOND QUARTER              18 7/8          13 3/4             0.05
  THIRD QUARTER              20 1/16          17 3/8             0.05
  FOURTH QUARTER                  21          15 1/4             0.05

1998
----
  FIRST QUARTER               18 1/2          14 1/4       $     0.05
  SECOND QUARTER                  20          15 1/2             0.05
  THIRD QUARTER               18 5/8          10 1/4             0.05
  FOURTH QUARTER            15 13/16         12 3/16             0.06

Dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of any funds legally available therefor. The Company's Amended and Restated Credit Agreement contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $6,000,000 in 1999, $6,000,000 in 2000, and $8,000,000 in each year thereafter.
See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------
RESULTS OF OPERATIONS."

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

On March 1, 1999, the outstanding shares of Common Stock were held of record by 473 stockholders.

During the fourth quarter of 1998, the Company made no unregistered sales of its equity securities.


ITEM 6.       SELECTED FINANCIAL DATA
------

(In thousands, except per share data)

-------------------------------------------------------------------------------

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                               1998       1997        1996       1995       1994
                                                          ---------------------------------------------------------
Revenues                                                     $568,514   $339,381    $210,871   $141,167   $101,116
Earnings before extraordinary item                             19,590     14,127      6,720      12,470      8,471
Earnings per common share before
  extraordinary item:
      Basic (a)                                                  1.18       1.08        0.57       1.08       0.75
      Diluted (a)                                                1.17       1.06        0.55       1.05       0.74
Total assets                                                  456,558    332,536     164,707    139,877     96,791
Long-term debt (excluding current maturities                  168,700    109,194      48,202     29,754     11,860
Dividends declared per common share                          $  0.210   $  0.200    $  0.200   $  0.105   $  0.100

-------------------------------------------------------------------------------

NOTE:
-----
(a) The earnings per share amounts prior to 1997 have been restated, as required, to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The Company's results of operations and financial position have been affected by acquisitions of existing facilities and companies during the periods presented. See NOTE B--" ACQUISITIONS AND INVESTMENTS" of Notes to Consolidated Financial Statements. See also ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     ------
CONDITION AND RESULTS OF OPERATIONS."


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------
          RESULTS OF OPERATIONS

 GENERAL

Most of the Company's processing consists of aluminum tolled for its customers. To a lesser (but increasing) extent, the Company's processing also consists of zinc and aluminum buy/sell business, which involves purchasing scrap metal and dross for further processing and resale. The Company's zinc processing and aluminum alloying operations consist primarily of buy/sell transactions. The Company's buy/sell business revenues include the cost of the metal, the processing cost and the Company's profit margin. Tolling revenues reflect only the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the buy/sell business. Variations in the mix of these two businesses can cause revenues to change significantly from period to period while not significantly affecting gross profit, since both types of business generally produce approximately the same gross profit per pound of metal processed. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The Company's Coldwater, Michigan aluminum alloying facility (acquired in November 1997) is primarily engaged in buy/sell business, as opposed to tolling, and with the recent acquisition of U.S. Zinc (see "ACQUISITION" below), the level of overall buy/sell business, relative to tolling, for the Company increased during 1998. The higher levels of buy/sell business increase the Company's working capital requirements and subject the Company to greater risks associated with price fluctuations in the metals markets.

During the 1990's, aluminum inventories on the worldwide commodity exchanges fluctuated from severe excesses to relatively balanced positions. In times of excess, aluminum prices declined, negatively impacting the profitability of the major aluminum producers who are some of the Company's largest customers. Environments of low profitability for the Company's customers have inhibited, during those times, the Company's ability to pass cost increases through to its customers. During 1997, the U.S. domestic aluminum industry benefited from increases in aluminum prices and an increase in demand. However, during the fourth quarter of 1997 and throughout 1998, aluminum prices declined, which negatively impacted the Company's selling prices of aluminum, especially at its salt cake processing facility in Kentucky. Also during 1998, zinc prices declined sharply from their relatively high levels in the third quarter of 1997. It is not possible to predict the future price of aluminum or zinc, or the level of worldwide inventories of these metals and whether, or to what extent, such factors will affect the Company's future business.

The following table sets forth, for the periods indicated, the total pounds of material processed (aluminum and zinc); the percentage of total pounds processed represented by pounds tolled and purchased; total revenues; total gross profits and gross profits as a percentage of revenues (in thousands, except percentages):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           1998            1997          1996
                                      ------------------------------------------
Total Pounds Processed                   2,516,752       1,988,796     1,451,408

Percent of Total Pounds Processed:
   Tolled                                      68%             82%           83%
   Purchased                                   32%             18%           17%
                                      ------------------------------------------
                                              100%            100%          100%
                                      ==========================================

Revenues                                $  568,514      $  339,381    $  210,871
Gross Profits                           $   61,520      $   47,854    $   25,538
Gross Profit % *                             10.8%           14.1%         12.1%

* See NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements and RESULTS OF OPERATIONS--Fiscal Year 1998 vs. Fiscal Year 1997 below.
                                  -------------------------------------

In addition to its increased emphasis on the buy/sell business, the Company has also entered into an increasing number of metal brokerage transactions each year pursuant to which the Company buys metal from primary and other producers, and then sells the metal to end users. These transactions involve buying and selling metal without processing it. Additionally, in order to facilitate acquiring metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials. As with the buy/sell business, the brokerage business also increases the Company's working capital requirements and subjects the Company to greater price risk associated with fluctuations in the metal commodity markets. See ITEM 7A. "QUANTITATIVE AND
                                                      -------
QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

The following table sets forth, for the periods indicated, aluminum and zinc segment information for percentage of total pounds processed, revenues, income and assets.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                         1998             1997             1996
                                                   ----------------  --------------   --------------
PERCENT OF TOTAL POUNDS PROCESSED:
   Tolled Aluminum                                           67%              81%             82%
   Purchased Aluminum                                        27%              17%             15%
                                                    ---------------  --------------   --------------
Total Aluminum                                               94%              98%             97%
                                                    ---------------  --------------   --------------
   Tolled Zinc                                                1%               1%              1%
   Purchased Zinc                                             5%               1%              2%
                                                    ---------------  --------------   --------------
Total Zinc                                                    6%               2%              3%
                                                    ---------------  --------------   --------------
                                                            100%             100%            100%
                                                    ===============  ==============   ==============

REVENUES:
   Aluminum revenues from external customers           $ 465,122        $ 326,522       $ 198,769
   Zinc revenues from external customers                 103,392           12,859          12,102
                                                    ---------------  --------------   --------------
Consolidated revenues                                  $ 568,514        $ 339,381       $ 210,871
                                                    ===============  ==============   ==============

INCOME:
   Aluminum income                                     $  54,704        $  45,728       $  23,830
   Zinc income                                             6,429            1,127           1,278
   Unallocated general and administrative expenses        21,568           16,431          11,458
   Unallocated interest expense                            9,197            7,331           3,421
   Unallocated interest and other income                     775              413             623
Net earnings before provision for income taxes,
                                                    ---------------  --------------   --------------
   minority interests and extraordinary item           $  31,143        $  23,506       $  10,852
                                                    ===============  ==============   ==============

ASSETS:
   Aluminum                                            $ 328,891        $ 314,377       $ 149,822
   Zinc                                                  109,398            9,235           5,135
   Other unallocated assets                               18,269            8,924           9,750
                                                    ---------------  --------------   --------------
Consolidated assets                                    $ 456,558        $ 332,536       $ 164,707
                                                    ===============  ==============   ==============

The accounting policies of the reportable segments are the same as those described in NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company's headquarters office in Irving, Texas are not allocated to the reportable segments. Also, see NOTE M--"SEGMENT INFORMATION" of Notes to Consolidated Financial Statements for additional segment disclosures.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 VS. FISCAL YEAR 1997
-------------------------------------

Production. During 1998, the pounds of metal processed by the Company increased
----------
27% to 2,517 million pounds, compared to 1,989 million pounds processed in 1997. Aluminum processing at the Company's newest plants in Coldwater, Michigan (which began production in the first quarter of 1997) and Swansea, Wales (which began production in the fourth quarter of 1997) and the acquisitions of the Alchem Aluminum, Inc. ("Alchem") aluminum alloying facility (which was acquired in November 1997) and U.S. Zinc facilities (which were acquired in July 1998) accounted for 74% of the increase in production for 1998. The increase in production was partially offset by lower production at the Bedford facility due to a reconfiguration of the furnaces and a work force reorganization at that facility. In addition, the Company's June and July 1998 production was negatively impacted by a strike at several of the facilities of GM, a customer of the Company.

Production by segment is as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                            1998          1997         1996
                                          --------     -------      ---------
     Pounds Processed (in millions):

        Aluminum                             2,375        1,952           1,411
        Zinc                                   142           37              40
                                         ---------     --------     -----------
                                             2,517        1,989           1,451
                                         =========     ========     ===========

Aluminum processing at the Company's newest plants in Coldwater, Michigan; Swansea, Wales; and the Alchem facility accounted for 68% of the increase in production for the aluminum segment. Zinc processing at the Company's recently acquired U.S. Zinc facilities accounted for 96% of the increase in production for the zinc segment.

Revenues. During 1998, revenues increased 68% to $568,514,000, compared to
--------
revenues of $339,381,000 in 1997. The acquisitions of Alchem and U.S. Zinc and operations at the new Coldwater, Michigan and Swansea, Wales plants principally accounted for this increase; however, this increase was partially offset by lower aluminum selling prices prevailing during 1998. The percentage increase in revenues was greater than the relative increase in volumes processed due to higher levels of buy/sell business during 1998 as compared to 1997. The buy/sell business increased to 32% of total processing for 1998 compared to 18% for 1997. As discussed above, an increase in buy/sell business generally results in a much higher increase in revenue than would be generated by a similar increase in tolling business. The increased levels of buy/sell business were principally attributable to the acquisitions of Alchem and U.S. Zinc. Prior to November 1997, materials processed for Alchem at the Company's Coldwater, Michigan facility were classified as tolling business, but because the Company acquired Alchem in November 1997, these pounds are now classified as buy/sell business. The increase in buy/sell activity in 1998 also resulted in higher inventory, accounts receivable and accounts payable levels.

Sales at the Company's newest plants in Coldwater, Michigan; Swansea, Wales; and the Alchem facility accounted for 114% of the increase in revenues for the aluminum segment, which was partially offset by a decrease in aluminum selling prices. Sales from the Company's recently acquired U.S. Zinc facilities accounted for virtually all of the increase in revenues for the zinc segment.

Gross Profits. During 1998, gross profits increased 29% to $61,520,000, compared
-------------
to gross profits of $47,854,000 in 1997. The acquisitions of Alchem and U.S. Zinc and operations at the new Coldwater plant accounted for virtually all of the increase in total gross profits and virtually all the increase in profits by each segment. However, falling aluminum and zinc selling prices reduced the gross margin per pound of metal sold.

SG&A Expenses. During 1998, selling, general and administrative costs increased
-------------
35% to $23,705,000, compared to $17,612,000 in 1997. This increase was due principally to higher employee, selling and goodwill amortization expenses, principally associated with the acquisitions of Alchem and U.S. Zinc.

Interest. During 1998, interest expense increased 25% to $9,197,000, compared to
--------
interest expense of $7,331,000 in 1997. The increase in interest expense was primarily related to higher levels of borrowings outstanding to fund the cash portion of the U.S. Zinc acquisition ($46,500,000) and to repay $16,000,000 of U.S. Zinc's outstanding indebtedness (see "LIQUIDITY AND CAPITAL RESOURCES" below).

Extraordinary Item: In connection with the Company's acquisition in January
------------------
1997, the Company borrowed funds under a new long-term credit facility. A portion of the funds borrowed under this credit facility was used to retire substantially all of the Company's then-outstanding indebtedness prior to its stated maturity. This early debt retirement generated an extraordinary loss of $1,318,000 (net of income tax benefit of $878,000) for the first quarter of 1997. There was no extraordinary item in 1998.

Net Earnings. During 1998, the Company's earnings before provision for income
------------
taxes, minority interests and extraordinary item increased 32% to $31,143,000, compared to $23,506,000 in 1997. The increase was primarily the result of higher gross profits, due mainly to the Alchem and U.S. Zinc acquisitions, which were in turn partially offset by the increases in selling, general and administrative expenses and interest expense (also attributable to these and other recent acquisitions). The Company's higher earnings before income taxes caused the tax provision to increase to $11,275,000 in 1998, compared to $9,086,000 in 1997. The effective tax rate was approximately 36% in 1998 compared to 39% in 1997 primarily due to lower state taxes provided during 1998. During 1998, net earnings increased 53% to $19,590,000, compared to $12,809,000 in 1997.

FISCAL YEAR 1997 VS. FISCAL YEAR 1996
-------------------------------------

Production. During 1997, the pounds of metal processed by the Company increased
----------
37% to 1,989 million pounds, compared to 1,451 million pounds processed in 1996. Increases in aluminum processing from the Idaho, Utah and Arizona facilities (which were acquired in January 1997), the Coldwater, Michigan aluminum facility (which began production during the first quarter of 1997) and the Coldwater alloying facility (which was acquired in November 1997) were the primary reasons for the increased production.

Revenues. During 1997, revenues increased 61% to $339,381,000, compared to
--------
revenues of $210,871,000 in 1996. The acquisitions of the Idaho, Utah and Arizona plants, the Rock Creek and Elyria, Ohio plants and the Coldwater, Michigan alloying facility, and the operations at the new Coldwater aluminum plant, accounted for virtually all of the increase in revenues. During 1997, higher revenues from the combination of higher aluminum selling prices (relative to 1996 prices), higher levels of buy/sell business at the Company's remaining aluminum plants and additional metal for sale from its Kentucky salt cake processing facility were partially offset by the elimination of revenues at the Company's Corona, California plant (which was closed in the third quarter of 1996). The percentage increase in revenues was greater than the relative increase in volumes processed due to higher levels of buy/sell business during 1997 as compared to 1996. The increased level of buy/sell business was principally attributable to the Coldwater alloying facility acquired in 1997. Tolling activity for aluminum represented 81% of the Company's total pounds melted during 1997, as compared to 82% in 1996. The increase in buy/sell activity in 1997 also resulted in higher inventory levels. Additionally, revenues increased due to the January 1997 acquisitions of the Rock Creek and Elyria, Ohio plants.

Gross Profits. During 1997, gross profits increased 87% to $47,854,000, compared
-------------
to gross profits of $25,538,000 in 1996. Approximately 60% of the increase in gross profits was due to (1) the January 1997 acquisitions of the Idaho, Utah and Arizona plants, and the Rock Creek and Elyria, Ohio facilities, (2) the operations at the new Coldwater, Michigan plant and (3) the November 1997 acquisition of the Coldwater, Michigan alloying facility. In addition, 1997's gross profits were higher due to (a) the elimination of the losses at the Company's Corona, California plant (which was closed in the third quarter of 1996), (b) higher aluminum prices, which increased margins from the Company's buy/sell business and (c) strengthened plant operating efficiencies.

SG&A Expenses. During 1997, selling, general and administrative costs increased
-------------
50% to $17,612,000, compared to $11,774,000 in 1996. This increase was due principally to higher employee, professional, consulting and goodwill amortization expenses associated with the January and November 1997 plant acquisitions.

Interest. During 1997, interest expense increased 114% to $7,331,000, compared
--------
to interest expense of $3,421,000 in 1996. The increase in interest expense was primarily attributable to the additional debt outstanding during 1997 to fund the January and November 1997 plant acquisitions. See "LIQUIDITY AND CAPITAL RESOURCES" below.

Extraordinary Item. In connection with the plant acquisitions in January 1997,
------------------
the Company borrowed funds under a new Credit Agreement. See "LIQUIDITY AND CAPITAL RESOURCES" below. A portion of the sums borrowed under the Credit Agreement was used to retire substantially all of the Company's then-outstanding indebtedness prior to its stated maturity. This early debt retirement generated an extraordinary loss of $1,318,000 (net of income tax benefit of $878,000) for the first quarter of 1997. There was no extraordinary item in 1996.

Net Earnings. During 1997, the Company's earnings before provision for income
------------
taxes, minority interests and extraordinary item increased 117% to $23,506,000, compared to $10,852,000 in 1996. This increase in earnings was primarily the result of higher gross profits, which were in turn partially offset by the increases in selling, general and administrative expenses and interest expense. The Company's higher earnings before income taxes caused the tax provision to increase to $9,086,000 in 1997, compared to $4,132,000 in 1996. The effective tax rate was approximately 39% in 1997 compared to 38% in 1996. During 1997, net earnings increased 91% to $12,809,000, compared to $6,720,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures from internally generated cash and its working capital credit facilities and has financed its acquisitions and capacity expansions from a combination of funds from long-term borrowings and public stock offerings.

Cash Flows from Operations. During 1998, operations provided cash of
--------------------------
$53,198,000, compared to $30,368,000 in 1997. Changes in the components of operating assets and liabilities accounted for 62% of the increase in cash provided from operations; in 1998, changes in the components of operating assets and liabilities provided $11,386,000 in cash, compared to using $2,832,000 in cash during 1997'. In addition, net earnings before extraordinary item increased 39% or $5,463,000, and depreciation and amortization increased 38% or $6,317,000, compared to 1997's corresponding amounts. The increase in these items was primarily due to the Company's plant acquisitions during 1998. As of December 31, 1998, the relationship of current assets to current liabilities, or current ratio, decreased to 1.93, compared to 2.71 as of December 31, 1997.

For the reasons discussed above, working capital fluctuates as the mix of buy/sell business, tolling business and metals brokerage activities changes. The Company anticipates its working capital requirements to further increase in 1999 as a result of higher levels of buy/sell business and metals brokerage activities and increased processing volumes primarily due to its recent acquisitions.

Cash Flows from Investing Activities. During 1998, net cash used by investing
------------------------------------
activities decreased 25% to $93,873,000, compared to $124,461,000 in 1997. In July 1998, the Company spent $59,497,000 (net of cash acquired) to purchase U.S. Zinc. In 1997, the Company spent $59,882,000 (net of cash acquired) to purchase IMSAMET, Inc. and $25,430,000 (net of cash acquired) to purchase Alchem. In addition, the Company's total payments for property, plant and equipment (excluding acquisitions) in 1998 decreased to $35,199,000, compared to $37,159,000 spent in 1997. During 1998, major projects included the completion of construction of the Company's new aluminum recycling facility in Swansea, Wales, installation of a reverberatory furnace and delacquering equipment at the Morgantown, Kentucky facility, the purchase of environmental equipment, the expansion of an existing Company-owned landfill and upgrades to various furnaces.

Capital expenditures for property, plant and equipment in 1999 are expected to total approximately $35,000,000. Major projects include the installation of an Enterprise Resource Planning (ERP) software system, construction of a new aluminum alloying plant in Saginaw, Michigan and the installation of a new furnace at the Millington, Tennessee facility.

Cash Flows from Financing Activities. During 1998, net cash provided from
------------------------------------
financing activities decreased 48% to $46,326,000, compared to $89,434,000 in 1997. In July 1998, the Company borrowed approximately $62,000,000 under its senior credit facility, to fund the cash portion of the acquisition of U.S. Zinc and to repay a portion of U.S. Zinc's outstanding long-term indebtedness under its working capital line of credit (approximately $16,000,000). In connection with its January 1997 acquisitions, the Company entered into a new long-term credit agreement with certain lenders, borrowing $110,000,000 at the closing and using approximately $61,000,000 for the IMSAMET, Inc. acquisition and $49,000,000 to retire substantially all of the Company's then-outstanding debt. Financing activities also included cash payments of $3,503,000 in dividends during 1998 compared to $2,702,000 in 1997.

Equity Purchases and Sales. In September 1998, the Company's Board of Directors
--------------------------
authorized the repurchase in open market or privately-negotiated transactions of up to 1,000,000 shares of its common stock. As of December 31, 1998, the Company had spent $6,377,000 to repurchase 488,900 shares. As of February 28, 1999, the Company had purchased a total of 543,900 shares for an aggregate cumulative purchase price of $7,026,000. The shares repurchased are being held as treasury shares to be used to satisfy obligations of the Company under its stock option and other equity plans, and for general corporate purposes.

In November 1997, the Company issued and sold 2,645,000 (inclusive of 345,000 shares from the exercise of the underwriters' over-allotment option) shares of its Common Stock through an underwritten public offering at a price to public of $18.00 per share. The Company received net proceeds of approximately $44,734,000, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds to reduce outstanding indebtedness under its credit agreement. See NOTE H--"LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" of Notes to Consolidated Financial Statements.

Credit Facilities. The Company's Amended and Restated Credit Agreement provides
-----------------
for a reducing revolving credit facility of up to $200,000,000, and provides that the maximum amount of commitments under the facility will be reduced on an annual basis beginning in December 1999 (e.g. to $180,000,000 on December 31, 1999), so that by December 31, 2002, the maximum amount of aggregate commitments may not exceed $100,000,000. As of December 31, 1998, the Company had $152,000,000 in indebtedness outstanding under the Amended and Restated Credit Agreement and had $46,479,000 available for borrowings. The Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin (6.2% at December 31, 1998) which is based upon the Company's ratio of total debt to total capitalization (47% at December 31, 1998). In addition, the Company pays a commitment fee for unborrowed amounts available under the reducing revolving facility based upon the Company's ratio of debt to total capitalization.

At December 31, 1998, the Company had standby letters of credit outstanding in the aggregate amount of $3,442,000. The Company has also entered into an interest rate cap transaction agreement with Chase Bank of Texas, N.A.. See ITEM 7A. "QUANTITATIVE AND
                                              -------
QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

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

The Amended and Restated Credit Agreement contains certain covenants, representations and warranties by the Company and its subsidiary guarantors, including (i) limitations on the ability to dispose of assets of the Company and its subsidiaries or equity interests of subsidiaries, (ii) limitations on acquisitions of unaffiliated businesses other than certain scheduled specified transactions, and additional unscheduled acquisitions and investments not to exceed $125,000,000 in the aggregate, (iii) restrictions on liens and indebtedness permitted to be incurred or assumed by the Company and its subsidiaries, other than as otherwise scheduled or permitted under the Amended and Restated Credit Agreement, and (iv) restrictions on investments by the Company and its subsidiaries.

The Amended and Restated Credit Agreement also contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under the agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $6,000,000 in 1999, $6,000,000 in 2000, and $8,000,000 in each year thereafter (see ITEM 5. "MARKET
                                                                ------
FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS"). The Amended and Restated Credit Agreement further contains provisions restricting the amount of capital expenditures that the Company and its subsidiaries may make in any fiscal year ($35,000,000 for fiscal 1999 and for each fiscal year thereafter, plus certain allowed carryovers, not including capital expenditures for certain permitted acquisitions). Finally, the agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a maximum debt to capitalization ratio, a minimum interest coverage ratio and a covenant requiring that certain minimum net worth amounts be maintained.

In May 1996, the Company borrowed $5,740,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1996) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's construction of its salt cake processing plant in Morgantown, which was completed in January 1996. The 1996 bonds bear interest at the rate of 7.65% per annum and mature on May 1, 2016. In April 1997, the Company borrowed an additional $4,600,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1997) by the City of Morgantown, Kentucky. These bonds were also issued in connection with the Company's expansion of its second landfill cell and to fund additional construction costs of its salt cake processing facility in Morgantown. The 1997 bonds bear interest at the rate of 7.45% per annum and mature on May 1, 2022. In June 1998, the Company borrowed an additional $4,100,000 from the issuance of Solid Waste Disposal Facilities Revenue Bonds (Series 1998) by the City of Morgantown, Kentucky. These bonds were issued in connection with the Company's expansion of its second landfill cell at Morgantown. The 1998 bonds bear interest at the rate of 6% per annum and mature May 1, 2023. The net proceeds from the 1998 bonds were deposited into an escrow fund, which will be borrowed by the Company as it incurs costs to expand its landfill. As of December 31, 1998, the Company has drawn against and received $3,421,000 in cash proceeds from the escrow fund.

Contingencies. On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced
-------------
that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis"), had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Doehler-Jarvis had been an aluminum customer of the company. At December 31, 1998, the Company had $2,292,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively.

On October 15, 1998, the United States Bankruptcy Court for the District of Delaware confirmed Harvard's First Amended and Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code (the "Plan"). According to the terms of the Plan, it is currently expected that holders of general unsecured claims (including the Company) will receive, to the extent their general unsecured claims are allowed, their pro rata share of 100% of the new common stock of reorganized, Harvard (subject to dilution pursuant to provisions of the Plan, including an emergence bonus plan, incentive plan and new warrants). Harvard, as reorganized, has commenced execution of the Plan. The Company anticipates that upon allowance of its claims, it will receive its pro rata share of common stock of reorganized Harvard as provided in the Plan. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount in which the Company's claims will be allowed and/or the timing and value of the Company's ultimate recovery, if any, on its claims.

The Company believes that its cash on hand, the resources available under the terms of its Amended and Restated Credit Agreement and anticipated 1999 cash provided by operations should provide the financial resources necessary to fund its capital requirements and to meet its obligations for 1999 and the foreseeable future.

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals, or other releases of hazardous substances. It is possible that more rigorous environmental laws and regulations will be adopted that could require the Company to make substantial expenditures in addition to those referred to in this Form 10-K and in other filings made by the Company.

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

YEAR 2000 COMPLIANCE

The Company relies on software and hardware technology for its information and data processing and to deliver its services, and has established a comprehensive plan to address potential Year 2000 compliance problems resulting from the computer programs written utilizing two digits, instead of four, to represent the year. The Company's embedded systems (or non-information technology systems) include office equipment such as phone and voicemail systems, fax machines, copiers, and postage machines, as well as environmental and manufacturing control systems at its plants. These environmental and manufacturing systems at the Company's plant locations consist of items such as scales, process controllers, programmable logic controllers, adjustable frequency drives, and radiation detection systems.

The Company has completed a physical inventory of its information technology computer hardware and software, and its embedded systems at each facility. The Company's assessment phase, currently in progress, entails obtaining manufacturer and developer Year 2000 compliance information about embedded systems and software. This process is ongoing and is currently expected to be completed in April 1999.

All personal computer hardware compliance testing and remediation is also anticipated to be completed by April 1999. Testing of embedded systems and desktop application software is ongoing and expected to be completed by July 1999.

The Company believes that its primary information technology operations and accounting software are Year 2000 compliant. Because of the Company's recent rapid growth and the need to integrate its financial and operating systems, the Company is in the process of implementing an enterprise-wide information technology system, which has been tested to be Year 2000 compliant. When complete, this will enable the Company to gather more uniform operating and financial information, and do so in less time than is currently required.

The Company has identified potential Year 2000 compliance issues with certain subsidiaries and a joint venture partner, and is currently converting and modifying those systems in order to achieve Year 2000 compliance.

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

The Company cannot presently determine the impact on its customers and suppliers in the event that any of them may be Year 2000 non-compliant, and in such event, whether such non-compliance may have a material adverse effect on the Company's results of operations or financial position. The Company has contacted its customers and suppliers (via written questionnaires and verbal inquiries) to determine the status of their respective Year 2000 compliance programs and is currently reviewing the responses and taking additional actions, such as further inquiries and personal follow up interviews, on an as needed basis.

An unexpected or widespread Year 2000 problem involving the Company and/or its suppliers and customers could result in a significant interruption to the Company's normal business operations or activities, which could have a material adverse effect on the Company's results of operations and financial position. The Company is preparing for this uncertainty through its remediation efforts and its ongoing investigation of its suppliers and customers referred to above. The Company has not yet developed a contingency plan, but based upon completion of its assessments and investigations discussed above, plans to develop such a plan. Currently, the development of such a contingency plan is anticipated to be completed in the third quarter of 1999.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the euro). The Company conducts business through a joint venture in one member country. The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk; and processing tax and accounting records.

Based on progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 7. "MANAGEMENT'S DISCUSSION AND
                                      ------
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future capacity, volumes, revenues, earnings, costs, margins and expenses; the expected effects of strikes or work stoppages at Company customer facilities; future acquisitions or corporate combinations; expected effects of the recent U.S. Zinc acquisition; future prices for metals; plans for domestic or international expansion, facility construction schedules and projected completion dates (including that of its recently-announced Saginaw, Michigan plant), and anticipated technological advances; future capabilities of the Company to achieve "closed loop recycling" on a commercially efficient basis; prospects for the Company's joint venture partners to purchase a portion of the Company's interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business; future asset recoveries; future operations, future demand, future industry conditions, future capital expenditures and future financial condition; effects of the euro conversion on the Company's operations and results of operations; and the extent of the Company's "Year 2000" compliance, its timetable for becoming "Year 2000" compliant, and impact of the "Year 2000" transition on the operations, results of operations and financial condition of the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Annual Report on Form 10-K, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, business conditions and growth in the aluminum and zinc industries and aluminum and zinc recycling industries, the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information technology and embedded systems' technology, and future levels and timing of capital expenditures.

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

   * Fluctuations in the costs of fuels, raw materials and labor can affect the Company's financial position and results of operations. Weather delays and labor and materials shortages can adversely affect the construction schedules of the Company's new facilities.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

In the ordinary course of business, the Company is exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas, and the level of interest rates. The Company uses derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes. See NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements.

RISK MANAGEMENT. All derivative contracts are held for purposes other than
---------------
trading, and are used primarily to mitigate uncertainty and volatility, and cover underlying exposures. The Company's commodity and derivative activities are subject to the management, direction and control of the Company's Risk Management Committee, which is composed of the chief executive officer, the chief financial officer, the treasurer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to the Company's Board of Directors, which has supervisory authority over all of its activities.

COUNTER-PARTIES. The Company is exposed to losses in the event of
---------------
non-performance by the counter-parties to the derivative contracts discussed below; however, while no assurances can be made, the Company currently does not anticipate any non-performance by the counter-parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to the Company initiating trading activities. The counter-parties' creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

METAL COMMODITY PRICE RISK. Aluminum and zinc ingots are internationally
--------------------------
produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange ("LME"). In order to preserve margins, the Company enters into futures and options contracts.

ALUMINUM. The Company enters into futures sale contracts with metal brokers
--------
to fix the margin on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky and aluminum generated from the processing of other scrap items having minimal or no cost associated in obtaining them. These futures sale contracts are settled in the month of shipment. Estimated 1999 total production covered under these futures sale contracts as of December 31, 1998 was 16,100 metric tonnes (mt). The impact of a 10% change in the December 31, 1998 price of aluminum ingot per the LME would be immaterial on the Company's gross profit for the year ended December 31, 1999.

ZINC. In the normal course of business, the Company enters into fixed-price
----
forward sales contracts with a number of its zinc customers. At December 31, 1998 such contracts had metal deliveries committed during 1999 of 5,674 mt. The Company may enter into similar arrangements in the future. In order to hedge the risk of higher metal prices the Company enters into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding shipment. At December 31, 1998 the contracts hedging 1999 deliveries totaled 5,674 mt. The impact of a 10% change in the December 31, 1998 price of zinc ingot per the LME would be immaterial on the Company's gross profit for the year ended December 31, 1999.

NATURAL GAS. The Company's earnings are affected by changes in the price and
-----------
availability of natural gas, which is the Company's second largest cost component. In an attempt to acquire the most favorable natural gas costs, the Company is utilizing natural gas swap contracts. Under the terms of the swap contracts, the Company has fixed the price for approximately 55% of its expected 1999 natural gas requirements. The Company makes or receives payments based on the difference between the month-end closing price on the New York Mercantile Exchange ("NYMEX") and the fixed price agreed to in the swap contracts. The impact of a hypothetical 10% change in the December 31, 1998 NYMEX closing price would result in no material impact to the Company's gross profits for the year ended December 31, 1999.

INTEREST. Approximately 90% of the Company's outstanding long-term debt as of
--------
December 31, 1998 is at floating rates related to LIBOR plus a margin. In order to limit the risk associated with a potentially significant increase in the LIBOR rates, the Company entered into an interest rate cap transaction which expires on March 30, 2001. Under the terms of this cap transaction, the Company's interest rate will not exceed 8% per annum for $35,600,000 (the notional amount as of December 31, 1998) of the Company's outstanding floating-rate debt. Beginning in 1999 the notional amount covered under the cap transaction reduces quarterly until the amount of the cap reaches $22,800,000 upon its expiration. The counter-party to the cap transaction is a major commercial bank, and management believes that potential losses related to the credit risk are remote.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt instruments. If interest rates increased 10% from the floating rates as of December 31, 1998, interest expense for the year ended December 31, 1999 would increase by approximately $1,030,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's variable-rate long-term debt, as of December 31, 1998, adjusted for known cash commitments during 1999.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to the Company's fixed-rate long-term debt outstanding at December 31, 1998, a 10% decline in market interest rates would result in an increase to the fair value of the Company's fixed-rate long-term debt of approximately $1,160,000. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

INDEX OF FINANCIAL STATEMENTS OF IMCO RECYCLING INC. AND SUBSIDIARIES


                                                                        PAGE
                                                                        ----

Report of Ernst & Young LLP, Independent Auditors                         41

Consolidated Balance Sheets at December 31, 1998 and 1997                 42

Consolidated Statements of Earnings for the three years ended
  December 31, 1998                                                       43

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1998                                                       44

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 1998                                     45

Notes to Consolidated Financial Statements                                46



All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and
Board of Directors
IMCO Recycling Inc.


We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                             /s/ ERNST & YOUNG LLP


Dallas, Texas
February 1, 1999

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                           December 31,
                                                                             -----------------------------------------
                                                                                   1998                    1997
                                                                             -----------------       -----------------
ASSETS
Current Assets
     Cash and cash equivalents                                               $           6,075       $             405
     Accounts receivable (net of allowance of $1,616 and $1,345
       at December 31, 1998 and 1997, respectively)                                     84,446                  52,163
     Inventories                                                                        50,921                  34,556
     Deferred income taxes                                                               4,093                   2,782
     Other current assets                                                                6,302                   1,746
                                                                             -----------------       -----------------
        Total Current Assets                                                           151,837                  91,652
Property and equipment, net                                                            168,505                 142,100
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $7,156 and
     $4,053 at December 31, 1998 and 1997, respectively                                112,559                  74,658
Investments in joint ventures                                                           14,502                  14,271
Other assets, net                                                                        9,155                   9,855
                                                                             -----------------       -----------------
                                                                             $         456,558       $         332,536
                                                                             =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                        $          67,089       $          25,902
     Accrued liabilities                                                                10,365                   7,254
     Current maturities of long-term debt                                                1,415                     648
                                                                             -----------------       -----------------
        Total Current Liabilities                                                       78,869                  33,804
Long-term debt                                                                         168,700                 109,194
Deferred income taxes                                                                   12,820                  11,278
Other long-term liabilities                                                              8,861                   9,336
STOCKHOLDERS' EQUITY

Preferred stock; par value $.10; 8,000,000 shares
     authorized; none issued                                                                 -                       -
Common stock; par value $.10; 40,000,000 shares authorized
     at December 31, 1998; 20,000,000 authorized at December
     31,1997; 17,048,585 issued at December 31, 1998; 16,515,750
     issued at December 31, 1997                                                         1,705                   1,652
Additional paid-in capital                                                             106,046                  96,519
Retained earnings                                                                       87,214                  71,128
Accumulated other comprehensive loss from foreign currency
     translation adjustments                                                              (902)                    (32)
Treasury stock, at cost; 530,539 shares at December 31, 1998;
     39,354 shares at December 31, 1997                                                 (6,755)                   (343)
                                                                             -----------------       -----------------
        Total Stockholders' Equity                                                     187,308                 168,924
                                                                             -----------------       -----------------
                                                                             $         456,558       $         332,536
                                                                             =================       =================

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)


                                                                      For the Year Ended December 31,
                                                                -------------------------------------------
                                                                   1998           1997            1996
                                                                ------------   ------------    ------------
Revenues                                                         $  568,514     $  339,381      $  210,871
Cost of sales                                                       506,994        291,527         185,333
                                                                ------------   ------------    ------------
Gross profits                                                        61,520         47,854          25,538
Selling, general and administrative expense                          23,705         17,612          11,774
Interest expense                                                      9,197          7,331           3,421
Interest and other income                                              (775)          (413)           (623)
Equity in (earnings) loss of affiliates                              (1,750)          (182)            114
                                                                -------------  --------------  ------------
Earnings before provision for income taxes, minority
    interests and extraordinary item                                 31,143         23,506          10,852
Provision for income taxes                                           11,275          9,086           4,132
                                                                ------------   ------------    ------------
Earnings before minority interests and extraordinary item            19,868         14,420           6,720
Minority interests, net of provision for income taxes                   278            293               -
                                                                ------------   ------------    ------------
Earnings before extraordinary item                                   19,590         14,127           6,720
Extraordinary item, net                                                   -         (1,318)              -
                                                                ------------   --------------  ------------
Net earnings                                                     $   19,590     $   12,809      $    6,720
                                                                ============   ============    ============


Net earnings per common share:
    Basic:
    -----
      Earnings before extraordinary item                         $     1.18     $     1.08      $     0.57
      Extraordinary item                                                  -          (0.10)              -
                                                                ============   ============    ============
      Net earnings                                               $     1.18     $     0.98      $     0.57
                                                                ============   ============    ============

    Diluted:
    -------
      Earnings before extraordinary item                         $     1.17     $     1.06      $     0.55
      Extraordinary item                                                  -          (0.10)              -
                                                                ============   ============    ============
      Net earnings                                               $     1.17     $     0.96      $     0.55
                                                                ============   ============    ============

Weighted average shares outstanding:
    Basic                                                            16,670         13,066          11,852
    Diluted                                                          16,802         13,293          12,130

Dividends declared per common share                              $     0.21     $     0.20      $     0.20

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                     -----------  -----------  -----------
OPERATING ACTIVITIES
Earnings before extraordinary item                                   $    19,590  $    14,127  $     6,720
Depreciation and amortization                                             22,828       16,511       11,316
Provision for (benefit of) deferred income taxes                            (674)       1,516          176
Equity in (earnings) loss of affiliates                                   (1,750)        (182)         114
Other noncash charges                                                      1,818        1,228          132
Provision for plant closure                                                    -            -        3,577
Changes in operating assets and liabilities:
    Accounts receivable                                                   (9,504)      12,256       (6,282)
    Inventories                                                           (6,505)       2,594       (3,728)
    Other current assets                                                    (531)         379           72
    Accounts payable and accrued liabilities                              27,926      (18,061)      (5,353)
                                                                     -----------  -----------  -----------
NET CASH FROM OPERATING ACTIVITIES                                        53,198       30,368        6,744

INVESTING ACTIVITIES
Payments for property and equipment                                      (35,199)     (37,159)     (16,711)
Acquisition of U.S. Zinc Corporation, net of cash acquired               (59,497)           -            -
Acquisition of IMSAMET, Inc., net of cash acquired                             -      (59,882)           -
Acquisition of Alchem Aluminum, Inc., net of cash acquired                     -      (25,430)           -
Acquisitions of other businesses and investments in joint ventures          (700)         163      (13,681)
Other                                                                      1,523       (2,153)          47
                                                                     -----------  -----------  -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (93,873)    (124,461)     (30,345)

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility                     55,775       96,225            -
Net proceeds from (repayments of) short-term borrowings                        -       (8,351)       2,000
Net proceeds from issuance (repayments) of long-term debt                    705      (41,072)      18,355
Net proceeds (costs) from public stock offering                              (65)      44,799            -
Debt issuance costs                                                         (158)      (3,180)           -
Dividends paid                                                            (3,503)      (2,702)      (2,371)
Purchases of treasury stock                                               (6,377)           -            -
Other                                                                        (51)       3,715        2,009
                                                                     -----------  -----------  -----------
Net cash from financing activities                                        46,326       89,434       19,993

Effect of exchange rate differences on cash and cash equivalents              19           (6)           -
                                                                     -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                       5,670       (4,665)      (3,608)
Cash and cash equivalents at January 1                                       405        5,070        8,678
                                                                     -----------  -----------  -----------
Cash and cash equivalents at December 31                             $     6,075  $       405  $     5,070
                                                                     ===========  ===========  ===========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                           $     9,098  $     9,087  $     3,083
Cash payments for income taxes                                       $    10,152  $     5,940  $     7,440
Fair value of the shares and warrants  issued in the acquisition
    of U.S. Zinc Corporation                                         $     8,470            -            -
Fair value of the shares issued in the acquisition of Alchem
    Aluminum, Inc.                                                             -  $    17,250            -
Fair value of the shares issued in the acquisition of Rock
    Creek Aluminum, Inc.                                                       -  $     7,125            -

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                                                       ADDITIONAL
                                                            COMMON STOCK                 PAID-IN            RETAINED
                                                    -----------------------------

                                                       SHARES          AMOUNT            CAPITAL            EARNINGS
                                                    ------------    -------------    ---------------     ------------
BALANCE AT DECEMBER 31, 1995                          11,964,911    $       1,196    $        27,282     $    56,672

Net earnings and comprehensive income                          -                -                  -           6,720
Cash dividend                                                  -                -                  -          (2,371)
Issuance of common stock for services                      3,003                1                 51               -
Exercise of stock options                                      -                -               (586)              -
Tax benefit from the exercise of non-
    qualified stock options                                    -                -                806               -
Exercise of warrants                                      50,000                5                  -               -

                                                    ------------    -------------    ---------------     -----------
BALANCE AT DECEMBER 31, 1996                          12,017,914            1,202             27,553          61,021

Comprehensive income:
    Net earnings                                               -                -                  -          12,809
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                 -                -                  -             (32)
Net comprehensive income
Cash dividend                                                  -                -                  -          (2,702)
Net proceeds from public stock offering                2,645,000              264             44,535               -
Purchase of Rock Creek Aluminum                          618,137               62              7,063               -
Purchase of Alchem Aluminum                            1,208,339              121             17,129               -
Issuance of common stock for services                      7,493                1                127               -
Exercise of stock options                                 18,867                2               (212)              -
Tax benefit from the exercise of non-
    qualified stock options                                    -                -                324               -
                                                    ------------    -------------    ---------------     -----------
BALANCE AT DECEMBER 31, 1997                          16,515,750            1,652             96,519          71,096
Comprehensive income:
    Net earnings                                               -                -                  -          19,590
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                 -                -                  -            (871)
Net comprehensive income
Cash dividend                                                  -                -                  -          (3,503)
Public stock offering costs                                    -                -                (65)              -
Purchase of U.S. Zinc Corporation                        298,010               30              8,470               -
Issuance of common stock for services                      7,625                1                123               -
Exercise of stock options                                227,200               22              1,554               -
Executive option exercise loan program                         -                -             (1,360)              -
Tax benefit from the exercise of non-
    qualified stock options                                    -                -                994               -
Common stock repurchased                                       -                -                  -               -
Other                                                          -                -               (189)              -
                                                    ============    =============     ==============      ==========
BALANCE AT DECEMBER 31, 1998                          17,048,585    $       1,705     $      106,046      $   86,312
                                                    ============    =============     ==============      ==========

                                                             TREASURY STOCK                TOTAL
                                                    ------------------------------
                                                        SHARES           AMOUNT           DOLLARS
                                                    -------------     ------------     -------------
BALANCE AT DECEMBER 31, 1995                             (207,972)    $     (1,874)    $      83,276

Net earnings and comprehensive income                           -                -             6,720
Cash dividend                                                   -                -            (2,371)
Issuance of common stock for services                           -                -                52
Exercise of stock options                                  89,421              433              (153)
Tax benefit from the exercise of non-
    qualified stock options                                     -                -               806
Exercise of warrants                                            -                -                 5
                                                    -------------     ------------     -------------
BALANCE AT DECEMBER 31, 1996                             (118,551)          (1,441)           88,335

Comprehensive income:
    Net earnings                                                -                -            12,809
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                  -                -               (32)
                                                                                       -------------
Net comprehensive income                                                                      12,777
                                                                                       -------------
Cash dividend                                                   -                -            (2,702)
Net proceeds from public stock offering                         -                -            44,799
Purchase of Rock Creek Aluminum                                 -                -             7,125
Purchase of Alchem Aluminum                                     -                -            17,250
Issuance of common stock for services                           -                -               128
Exercise of stock options                                  79,197            1,098               888
Tax benefit from the exercise of non-
    qualified stock options                                     -                -               324
                                                    -------------     ------------     -------------
BALANCE AT DECEMBER 31, 1997                              (39,354)            (343)          168,924
Comprehensive income:
    Net earnings                                                -                -            19,590
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                  -                -              (871)
                                                                                       -------------
Net comprehensive income                                                                      18,719
                                                                                       -------------
Cash dividend                                                   -                -            (3,503)
Public stock offering costs                                     -                -               (65)
Purchase of U.S. Zinc Corporation                               -                -             8,500
Issuance of common stock for services                           -                -               124
Exercise of stock options                                  (2,285)             (35)            1,541
Executive option exercise loan program                          -                -            (1,360)
Tax benefit from the exercise of non-
    qualified stock options                                     -                -               994
Common stock repurchased                                 (488,900)          (6,377)           (6,377)
Other                                                           -                -              (189)
                                                    =============     ============     =============
BALANCE AT DECEMBER 31, 1998                             (530,539)    $     (6,755)    $     187,308
                                                    =============     ============     =============

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
          (DOLLARS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:
----------------------

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of its majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

The Company's principal business involves the ownership and operation of aluminum recycling and alloying facilities and zinc manufacturing facilities. Aluminum scrap material is recycled for a fee and then the material is returned to its customers, some of whom are the world's largest aluminum and automotive companies. Aluminum and zinc scrap is also purchased on the open market, recycled and sold.

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

CASH EQUIVALENTS:
----------------

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

INVENTORIES:
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method and includes an allocation of average manufacturing labor and overhead costs to finished goods.

CREDIT RISK:
-----------

The majority of the Company's accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts was $1,325,000, $670,000 and $35,000 in 1998, 1997 and 1996,
respectively.

PROPERTY AND EQUIPMENT:
----------------------

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated to be approximately $8,000,000 and are being accrued as space in the landfills are used. Landfill costs are depreciated as space in the landfill is used.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 1998, 1997 and 1996 were $339,000, $1,386,000 and $237,000, respectively.

AMORTIZATION OF INTANGIBLES:
---------------------------

The excess of original acquisition cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the expected life, currently from 15-40 years. Management regularly reviews the remaining goodwill with consideration toward recovery through future operating results. Goodwill is evaluated for recovery on an undiscounted basis. Deferred debt issuance costs, included in other assets, are being amortized over the term of the long-term debt. Organizational costs are being amortized on a straight-line basis from 5-15 years. Patents are amortized over their remaining legal lives.

REVENUE RECOGNITION:
-------------------

Revenues are recognized when products are shipped or when services are performed for customers.

STOCK-BASED COMPENSATION:
------------------------

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded.

MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS:
--------------------------------------------------

In order to reduce the floating interest rate risk on its long-term debt, the Company entered into an interest rate cap transaction in 1997 (see NOTE H). The cost of the rate cap is included in other long-term assets and is being amortized as interest expense over the life of the Credit Agreement.

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual hedge price. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. At December 31, 1998, the Company had outstanding swap agreements to hedge its anticipated domestic natural gas requirements on approximately 3,350,000 mmbtu's of natural gas, which represents approximately 55% of its expected 1999 fuel needs and approximately 8% of its expected 2000 fuel needs. The fair value of the Company's financial hedging agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $817,000.

The Company has entered into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Kentucky. In addition, the Company has entered into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. These contracts are settled in the month of the corresponding production and/or shipment, with all gains or losses recognized in revenues.

The Company is exposed to losses in the event of non-performance by the counter-parties to the financial hedge agreements and futures contracts discussed above; however, the Company does not anticipate non-performance by the counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. However, the Company does not require collateral to support broker transactions.

FOREIGN CURRENCY TRANSLATION:
----------------------------

The Company's foreign subsidiaries in the U.K., Germany, Canada, Netherlands, and its equity investee in Germany use the local currency as their functional currency. Adjustments resulting from the translation into U.S. dollars are reflected as a separate component of stockholders' equity, and foreign currency transaction gains and losses are reflected in the Statement of Earnings. The gains and losses on foreign currency exchange rate fluctuations and the translation adjustments for 1998 were immaterial. As of December 31, 1998, the Company's accumulated foreign currency translation adjustment totaled $902,000 and is included in other comprehensive income in the Statement of Changes in Stockholders' Equity.

NEW ACCOUNTING STANDARDS:
------------------------

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

PRIOR YEAR RECLASSIFICATIONS:
----------------------------

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B--ACQUISITIONS AND INVESTMENTS

On July 21, 1998, the Company acquired all of the capital stock of U.S. Zinc Corporation ("U.S. Zinc") for a total purchase price of approximately $72,000,000, consisting of (i) $46,500,000 in cash, (ii) the assumption of approximately $17,000,000 in long-term debt, (iii) the issuance of 298,010 shares of the Company's common stock, and (iv) the issuance of four-year warrants to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $19.04 per share. The former U.S. Zinc shareholders have certain registration rights with respect to the shares of common stock, and the warrants that were issued to the former U.S. Zinc shareholders are contractually restricted from exercise for periods of up to four years. In addition, the transaction provides for future contingent payments (which will be expensed as earned) to certain former U.S. Zinc shareholders, dependent upon the future earnings performance of U.S. Zinc and the Company's other zinc-related operations through June 30, 2002. The acquisition was accounted for using the purchase method of accounting. The preliminary estimated excess of the purchase price over the fair value of net assets acquired is approximately $39,180,000 and is being amortized over thirty years on a straight-line basis.

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries, operate five production facilities located in Illinois, Texas and Tennessee which convert zinc scrap into various value-added zinc products such as zinc dust, oxides, ingots and other zinc by-products. These facilities have an aggregate annual processing capacity of approximately 200 million pounds of zinc bearing materials.

The preliminary allocation of the purchase price of U.S. Zinc is as follows:

     Working capital                                    $    20,105
     Property and equipment                                  14,335
     Goodwill                                                39,180
     Other noncurrent assets                                    540
     Noncurrent liabilities                                 (19,291)
                                                        -----------
     Total                                              $    54,869
                                                        ===========

In November 1997, the Company acquired all of the capital stock of Alchem Aluminum, Inc. ("Alchem") in exchange for approximately $26,000,000 cash and the assumption of debt and 1,208,339 shares of the Company's common stock. The shares of common stock that were issued to the former Alchem shareholders are contractually restricted from resale for periods of up to three years, and the former Alchem shareholders have certain registration rights with respect to such shares of common stock. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets acquired of approximately $17,000,000 is being amortized over forty years on a straight-line basis. Alchem is a producer of specification aluminum alloys for automotive manufacturers and their suppliers and has been operating its facility located in Coldwater, Michigan since 1972. Alchem and the Company had been operating under a joint venture agreement entered into in October 1995 to construct and operate an aluminum recycling plant adjacent to Alchem's processing facility in Coldwater.

The allocation of the purchase price of Alchem is as follows:

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

In January 1997, the Company acquired all of the capital stock of IMSAMET, Inc. ("IMSAMET"), a wholly owned subsidiary of EnviroSource, Inc., for approximately $58,000,000 in cash, not including acquisition costs. IMSAMET operates and owns or has a majority interest in three aluminum recycling plants located in Post Falls, Idaho; Wendover, Utah and Goodyear, Arizona. In addition, IMSAMET owns a 50% interest in a joint venture facility adjacent to the Utah plant, which uses a proprietary process to reclaim materials from salt cake. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $42,000,000 is being amortized over forty years on a straight-line basis.

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
                                                   ===========

Also in January 1997, the Company acquired, in a privately-negotiated transaction, all of the capital stock of Rock Creek Aluminum, Inc. ("Rock Creek") in exchange for 618,137 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets acquired of $6,000,000 is being amortized over forty years on a straight-line basis. Rock Creek owns and operates two Ohio facilities located in Elyria and Rock Creek. These facilities utilize milling, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, various minerals and slags.

The Company's results of operations include the results of IMSAMET and Rock Creek from January 1, 1997, the results of Alchem from November 1, 1997 and the results of U.S. Zinc from July 1, 1998.

The following table sets forth unaudited pro forma results of operations of the Company and U.S. Zinc for the year ended December 31, 1998 and the Company, Alchem and U.S. Zinc for the year ended December 31, 1997, assuming the acquisitions had been consummated on January 1 of each respective year. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisitions been consummated on such dates or of future results of the combined companies under the ownership and management of the Company:

                                                                 1998            1997
                                                             -------------  --------------
                                                              (UNAUDITED)     (UNAUDITED)
Revenues                                                      $  650,561      $  626,079
Gross profit                                                      67,576          72,071
Earnings before extraordinary item                                20,248          17,804
Net earnings                                                      20,248          16,486
Earnings per common share before extraordinary item:
    Basic                                                     $     1.20      $     1.23
    Diluted                                                   $     1.19      $     1.21
Net earnings per common share:
    Basic                                                     $     1.20      $     1.14
    Diluted                                                   $     1.19      $     1.12

The table above reflects certain pro forma adjustments including additional depreciation expense as a result of the increased basis of the fixed assets acquired, additional amortization expense related to the goodwill recorded, a reduction in general and administrative expenses for the elimination of duplicate management costs, additional interest expense related to debt incurred on the acquisitions (see NOTE H) and adjustments for related income taxes and minority interests.


NOTE C--INVENTORIES

The components of inventories are:

                                                   DECEMBER 31,
                                        ---------------------------------
                                            1998               1997
                                        --------------    ---------------
Finished goods                            $  26,668          $  16,771
Raw materials                                23,012             17,313
Supplies                                      1,241                472
                                         --------------    ---------------
                                          $  50,921          $  34,556
                                         ==============    ===============

NOTE D--PROPERTY AND EQUIPMENT

The components of property and equipment are:

                                                      DECEMBER 31,
                                             ---------------------------------
                                                  1998               1997
                                             ---------------    --------------
Land, buildings and improvements                $ 113,709          $  100,587
Production equipment and machinery                117,861              89,804
Office furniture, equipment and other               8,876               6,704
                                             ---------------    --------------
                                                  240,446             197,095
Accumulated depreciation                          (71,941)            (54,995)
                                             ---------------    --------------
                                                $ 168,505          $  142,100
                                             ===============    ==============

Depreciation expense for 1998, 1997 and 1996 was $19,074,000, $14,007,000 and
$10,249,000, respectively.

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


NOTE E--LONG-TERM RECEIVABLE

On May 8, 1997, Harvard Industries, Inc. ("Harvard") announced that it and its wholly-owned subsidiary, Doehler-Jarvis, Inc. ("Doehler-Jarvis") had filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company had previously sold aluminum to Doehler-Jarvis. At December 31, 1998, the Company had $2,292,000 of outstanding unsecured receivables from Doehler-Jarvis, net of related reserves. The Company's revenues from Doehler-Jarvis totaled $12,350,000 and $17,490,000 for the years ended December 31, 1997 and 1996, respectively.

On October 15, 1998, the United States Bankruptcy Court for the District of Delaware confirmed Harvard's First Amended and Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code (the "Plan"). According to the terms of the Plan, holders of general unsecured claims (including the Company) will receive, to the extent their general unsecured claims are allowed, their pro rata share of 100% of the new common stock of reorganized Harvard (subject to dilution pursuant to provisions of the Plan, including an emergence bonus plan, incentive plan and new warrants). Reorganized Harvard has commenced execution of the Plan. The Company anticipates that upon allowance of its claims, it will receive its pro rata share of common stock of reorganized Harvard as provided in the Plan. While the Company currently believes that Harvard's bankruptcy will not have a material adverse effect on the Company's financial position or results of operations, no assurance can be given as to the amount in which the Company's claims will be allowed and/or the timing and value of the Company's ultimate recovery, if any, on its claims.


NOTE F - COMMON STOCK

OFFERING:
--------

In November 1997, the Company issued and sold 2,645,000 (inclusive of 345,000 shares from the exercise of the underwriters' over-allotment option) shares of its Common Stock through an underwritten public offering at a price to public of $18.00 per share. The Company received net proceeds of approximately $44,734,000, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds to reduce outstanding indebtedness originally incurred under its credit agreement in January 1997 (see NOTE H).

CHANGE IN AUTHORIZED SHARES:
---------------------------

In May 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares.

REPURCHASE:
-----------

In September 1998, the Company's Board of Directors authorized and the Company announced the repurchase in open market or privately-negotiated transactions of up to 1,000,000 shares of its common stock. As of December 31, 1998, the Company had spent $6,377,000 to repurchase 488,900 shares. The shares repurchased are being held as treasury shares to be used to satisfy obligations of the Company under its stock option and other equity plans, and for general corporate purposes.

NOTE G--INCOME TAXES

The provision for income taxes was as follows:


                                      FOR THE YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                     1998           1997          1996
                                  ------------  -------------  ------------
CURRENT:
    Federal                        $   11,498    $     6,035    $    3,587
    State                                 451          1,535           369
                                  ------------  -------------  ------------
                                       11,949          7,570         3,956

DEFERRED:
    Federal                               (45)         2,028             7
    State                                (211)          (512)          169
    Foreign                              (418)             -             -
                                  ------------  -------------  ------------
                                         (674)         1,516           176

                                  ------------  -------------  ------------
                                   $   11,275    $     9,086    $    4,132
                                  ============  =============  ============

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision for income taxes as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1998           1997         1996
                                                      ------------   ------------  ------------
Income taxes at the federal statutory rate            $  11,854         $  8,227      $   3,690
Foreign taxes at the statutory rate                        (845)               -              -
Goodwill amortization, nondeductible                        453              196            168
State income taxes, net                                     150              651            355
Foreign loss                                               (593)               -              -
Other, net                                                  256               12            (81)
                                                      ---------         --------      ---------
Provision for income taxes                            $  11,275         $  9,086      $   4,132
                                                      =========         ========      =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        DECEMBER 31,
                                                    -------------------
                                                      1998        1997
                                                    --------   --------
Deferred tax liabilities:
------------------------
  Accelerated depreciation and amortization          $15,250    $13,635
  Federal effect of state income taxes                   969        804
  Other                                                1,016        171
                                                     -------    -------
Total Deferred Tax Liabilities                        17,235     14,610

Deferred tax assets:
--------------------
  Net operating loss carryforwards                     1,591        859
  Tax credit carryforwards                             2,074      1,900
  Expenses not currently deductible                    5,288      3,434
  Federal effect of state income taxes                   896        805
  Other                                                    -         44
                                                     -------    -------
Total deferred tax assets                              9,849      7,042
Valuation allowance                                   (1,341)      (928)
                                                     -------    -------
Net deferred tax assets                                8,508      6,114

                                                     -------    -------
Net deferred tax liability
                                                     $ 8,727    $ 8,496
                                                     =======    =======

At December 31, 1998, the Company had a $1,341,000 valuation allowance to reduce certain deferred tax assets to amounts that are more than likely to be realized. The majority of the valuation allowance relates to the Company's potential inability to utilize, foreign tax loss carryforwards available in the United Kingdom and state recycling credits available in Kentucky.

At December 31, 1998, the Company had approximately $2,546,000 of unused net operating loss carryforwards for foreign tax purposes, which do not expire, and had approximately $13,009,000 for state purposes which expire in 2008 to 2012. The majority of the net operating loss carryforwards were generated by the Loudon, Bedford and Houston facilities.

At December 31, 1998, the Company had $2,074,000 of unused federal and state tax credit carryforwards, $147,000 of which expire in 2007 to 2012, and $1,927,000 of which do not expire.

Undistributed earnings of the Company's non-United States investment in a joint venture amounted to approximately $720,000 at December 31, 1998. These earnings are considered permanently reinvested and, accordingly, no additional United States income taxes or non-U.S. withholding taxes have been provided. Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practical.

NOTE H--LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT

Long-term debt is summarized as follows:

                                                          1998         1997
                                                        ---------    --------
Revolving Credit Loans                                  $ 152,000    $ 96,225
7.65% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1996 Series          5,690       5,688
7.45% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1997 Series          4,600       4,600
6.00% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1998 Series          3,421           -

Other                                                       4,404       3,329
                                                        ---------    --------
Subtotal                                                  170,115     109,842
Less current maturities                                     1,415         648
                                                        ---------    --------
Total                                                   $ 168,700    $109,194
                                                        =========    ========


In connection with the January 1997 acquisitions (see NOTE B), the Company entered into a $125,000,000 syndicated credit agreement (the "Credit Agreement") with certain lenders, including Merrill Lynch & Co. as syndication agent and Chase Bank of Texas, N.A. as administrative agent ("Chase"). The Company received $110,000,000 at the closing and used approximately $61,000,000 for the IMSAMET acquisition. The remaining $49,000,000 of the proceeds was used to retire substantially all of the Company's outstanding debt as of December 31, 1996. The early debt retirement generated an extraordinary loss of $1,318,000 in the first quarter of 1997, which consisted of early payment penalties of $1,953,000, write-off of old debt costs of $243,000 and an income tax benefit of $878,000.

The Credit Agreement provided for $125,000,000 of senior secured credit facilities consisting of a $105,000,000 term loan, with a final maturity of seven years, and a $20,000,000 revolving credit facility, with a final maturity of five years. Of the $20,000,000 revolving credit facility, $4,000,000 was to be used, as needed, by the Company for standby letters of credit.

In November 1997, the Company amended and restated the terms of the Credit Agreement with its lenders (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a reducing revolving credit facility of up to $200,000,000, which allowed the Company to consolidate the unpaid amount of its then-outstanding indebtedness of $96,755,000 and $15,100,000 under the original Credit Agreement's term loan and revolving credit facilities, respectively, and permitted the company to acquire Alchem (see NOTE
B). The Company funded the cash portion of the Alchem acquisition and repaid a portion of Alchem's outstanding indebtedness from borrowings under the Amended and Restated Credit Agreement. In addition, up to $12,000,000 available under the Amended and Restated Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Amended and Restated Credit Agreement will mature in December 2003. The Amended and Restated Credit Agreement provides that the maximum amount of commitments under the facility will be reduced on an annual basis beginning in December 1999, so that by December 31, 2002, the maximum amount of aggregate commitments may not exceed $100,000,000. Indebtedness under the Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. At December 31, 1998, the interest rate under the Company's Amended and Restated Credit Agreement was approximately 6.2%. In addition, the Company pays a commitment fee for unborrowed amounts available under the reducing revolving facility at a rate based upon the Company's ratio of debt to total capitalization.

In July 1998, the Company borrowed, under its long-term revolving credit facility, approximately $62,000,000 to fund the cash portion of the acquisition of U.S. Zinc and to repay a portion of U.S. Zinc's outstanding long-term indebtedness under its working capital line of credit facility (approximately $16,000,000).

In order to reduce the fluctuating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction ("Rate Cap Transaction") agreement with Chase in April 1997. The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four-year term of the agreement. As of December 31, 1998, the floating interest rate was capped at 8% per annum for 23% of the total borrowings under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement imposes certain restrictions, including: (i) a prohibition of certain additional indebtedness (ii) maintenance of certain financial ratios, and (iii) limitations on investments, dividends, capital expenditures, acquisitions of businesses (limitation increased to $125,000,000 in 1998) and dispositions of assets. The annual limitations on cash dividends are as follows: $4,000,000 for 1997, $5,000,000 for 1998, $6,000,000
per year for 1999 and 2000, and $8,000,000 for each year after 2000. The indebtedness under the Amended and Restated Credit Agreement is secured by assets at seven of the Company's plants, as well as a pledge of the capital stock of certain of the Company's subsidiaries.

At December 31, 1998, the Company had standby letters of credit outstanding in the aggregate amount of $3,442,000.

The 6% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds (Series 1998) are due on May 1, 2023. The bonds were issued in 1998 in conjunction with the Company's expansion of its landfill in Morgantown, Kentucky. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to the Company as it incurs costs to expand its landfill. As of December 31, 1998, the Company has drawn against and received $3,421,000 in cash proceeds from the escrow fund.

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

The fair value of the Company's Amended and Restated Credit Agreement approximates its carrying value due to its recent issuance, floating rate and relatively short maturity. The fair value of the Company's fixed rate Revenue Bonds based on discounted cash flows and incremental borrowing rates totals approximately $15.6 million.

Scheduled maturities of long-term debt subsequent to December 31, 1998 are as follows:

1999                                                      $    1,415
2000                                                           1,020
2001                                                          18,020
2002                                                          35,569
2003                                                         100,380
After 2003                                                    13,711
                                                          ----------
Total                                                     $  170,115
                                                          ==========


NOTE I--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           1998             1997                1996
                                                                      --------------    ------------         -----------
Numerators for basic and diluted earnings per share:
   Net earnings before extraordinary item                             $      19,590     $     14,127         $     6,720
   Extraordinary item                                                             -           (1,318)                  -
                                                                      -------------     ------------         -----------
   Net earnings                                                       $      19,590     $     12,809         $     6,720
                                                                      =============     ============         ============

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares outstanding                                16,669,768       13,066,006          11,852,066
   Dilutive potential common shares--stock options                          132,300          226,698             277,773
                                                                      -------------     ------------         -----------
   Denominator for diluted earnings per share                            16,802,068       13,292,704          12,129,839
                                                                      =============     ============         ===========

Basic net earnings per share:
   Earnings before extraordinary item                                 $        1.18             1.08                0.57
   Extraordinary item                                                             -            (0.10)                  -
                                                                      -------------     ------------         -----------
   Net earnings                                                       $        1.18     $       0.98         $      0.57
                                                                      =============     ============         ============

Diluted net earnings per share:
   Earnings before extraordinary item                                 $        1.17     $       1.06         $      0.55
   Extraordinary item                                                             -            (0.10)                  -
                                                                      -------------     ------------         -----------
   Net earnings                                                       $        1.17     $       0.96         $      0.55
                                                                      =============    =============         ===========

The following stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the options' exercise price was greater than the average market price of the common stock:

                                                              1998            1997             1996
                                                          -------------   -------------    ------------
Anti-dilutive stock options as of December 31                 1,098,856         225,829         612,353



NOTE J--EMPLOYEE BENEFIT PLANS

With the exception of the employees at the Company's recently acquired U.S. Zinc facilities, the Company's profit-sharing retirement plan covers most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 1998, 1997 and 1996 were $1,994,000, $1,524,000 and
$1,366,000, respectively. The Company paid the 1998 and 1997 contributions in January 1999 and 1998, respectively.

In July 1996, the Company amended and restated the profit-sharing retirement plan to allow elective contributions as described in Internal Revenue Code
Section 401(k). Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company matches a portion of the employees' contributions. The Company's match of employee contributions totaled $707,000, $582,000 and $189,000 for 1998, 1997 and 1996, respectively.

NOTE K--STOCK OPTION PLANS

In 1990, the Company adopted an Amended and Restated Stock Option Plan. This plan expired in 1997, and no further grants of options may be made under the plan. This plan provided for the granting of nonqualified and incentive stock options. The number of shares of common stock authorized for issuance under the plan was 1,200,000 shares. Options granted under the plan had various vesting periods and are exercisable for a period of 10 years from the date of grant, although options may expire earlier because of termination of employment.

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

In March 1998, the Company adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company's Amended and Restated Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provides loans to permit the exercise of certain Company stock options under the Amended and Restated Option Plan and to pay federal and state taxes realized upon such exercises. During 1998, options to purchase 196,800 shares were exercised under this loan program, and as of December 31, 1998, the Company had extended $2,074,000 in executive loans to these individuals ($1,360,000 of which represented a reduction to additional paid in capital and $714,000 of which was included in other long-term assets) and recorded $28,000 in interest income.

In 1998, 1997 and 1996 the Company acquired from employees and placed in the treasury, 2,285, 19,703 and 48,806 shares, respectively, pursuant to provisions of the Company's stock option plan. Such shares were tendered or withheld in satisfaction of those employees' federal and state withholding taxes on compensation resulting from the exercise of nonqualified stock options and for the aggregate exercise cost of certain of the options.

Transactions under the option plans are as follows:

                                                        1998                        1997                        1996
                                             ---------------------------  --------------------------  ------------------------
                                                              WEIGHTED                   WEIGHTED                   WEIGHTED
                                                              AVERAGE                     AVERAGE                   AVERAGE
                                                              EXERCISE                   EXERCISE                   EXERCISE
                                                OPTIONS        PRICE         OPTIONS       PRICE         OPTIONS      PRICE
                                             --------------------------   -------------------------   ------------------------
Options outstanding Jan. 1                       1,868,433    $   14.25     1,541,959     $   13.65     1,291,364    $   12.05
Options granted                                    627,696    $   13.36       584,714     $   15.84       395,422    $   16.25
Options exercised                                 (227,200)   $    6.94      (117,767)    $   10.63      (138,227)   $    6.00
Options forfeited                                  (28,566)   $   16.79      (140,473)    $   17.30        (6,600)   $   17.64
                                             -------------                -----------                 -----------
Options outstanding Dec. 31                      2,240,363    $   14.71     1,868,433     $   14.25     1,541,959    $   13.65
                                             =============                ===========                 ===========
Options exercisable Dec. 31                      1,131,961    $   15.11       958,285     $   12.62       776,732    $   11.17
                                             =============                ===========                 ===========
Options available for grant Dec. 31                273,328                     80,331                     499,821
                                             =============                ===========                 ===========

Information related to options outstanding at December 31, 1998, is summarized below:


                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------    -------------------------
                                           WEIGHTED
                                           AVERAGE        WEIGHTED                     WEIGHTED
                                          REMAINING        AVERAGE                      AVERAGE
       RANGE OF                          CONTRACTUAL      EXERCISE                     EXERCISE
    EXERCISE PRICES        OPTIONS           LIFE           PRICE         OPTIONS        PRICE
-------------------------------------   -------------    -----------    -----------   -----------
$ 4.890 - $ 7.550             110,200     2.0 Years         $   7.16       110,200       $   7.16
$12.325 - $13.750           1,031,307     7.7 Years         $  13.18       441,911       $  13.37
$15.000 - $19.000             939,441     6.7 Years         $  15.91       420,435       $  16.12
$22.750 - $23.375             159,415     6.7 Years         $  22.75       159,415       $  22.75
                        -------------                                   ----------
                            2,240,363                                    1,131,961
                        =============                                   ==========

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

                                           1998       1997        1996
                                         ---------  ---------   ---------
     Expected option life in years           4.0          3.4         3.9
     Risk-free interest rate                 4.58%        6.13%       6.11%
     Volatility factor                      0.312        0.293       0.305
     Dividend yield                          1.80%        1.28%       1.22%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. In addition, because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company. Therefore, the pro forma information is not necessarily indicative of future amounts unless SFAS No. 123 is applied to all outstanding stock options.

The Company's pro forma information is as follows:

                                                                                                     December 31,
                                                                                     -----------------------------------------
                                                                                        1998          1997           1996
                                                                                     ------------  -----------   -------------
Net earnings before extraordinary item:
    As reported                                                                        $  19,590     $ 14,127         $ 6,720
    Pro forma                                                                          $  18,528     $ 13,446         $ 6,406

Net earnings per common share before extraordinary item:
    As reported--basic                                                                 $    1.18     $   1.08         $  0.57
    As reported--diluted                                                               $    1.17     $   1.06         $  0.55

    Pro forma--basic                                                                   $    1.11     $   1.03         $  0.54
    Pro forma--diluted                                                                 $    1.10     $   1.01         $  0.53

Weighted-average fair value of options granted during the year                         $    3.56     $   4.15         $  4.83

NOTE L--OPERATIONS

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

From time to time, operations of the Company have resulted or may result in certain non-compliance with applicable requirements under Environmental Laws. However, the Company believes that any such non-compliance under such Environmental Laws would not have a material adverse effect on the Company's financial position or results of operations.

The Illinois Environmental Protection Agency ("IEPA") recently notified the Company that a subsidiary, Interamerican Zinc, Inc., ("IZI") is a potentially responsible party ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which IZI, among others, in the past sent zinc oxide for processing and resale. IZI has joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by IZI, the Company does not believe, although there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or results of operations. A subsidiary of U.S. Zinc, which the Company acquired in July 1998, was also named as a PRP at this site.

The Company is also a party from time to time, to what it believes are routine litigation and proceedings considered part of the ordinary course of its business.


NOTE M--SEGMENT INFORMATION

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted Statement 131 in 1998, and its recent acquisition of U.S. Zinc increased the number of operating segments the Company is required to report.

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE
----------------------------------------------------------------------------
SEGMENT DERIVES ITS REVENUES:
----------------------------
The Company has two reportable segments: aluminum and zinc. The ALUMINUM segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake activities including investments in joint ventures. The Company delivers aluminum in molten and ingot form to aluminum producers, diecasters, extruders, steel and automotive companies and other aluminum customers in the packaging, construction and transportation industries. In addition, this segment includes magnesium melting activities, which represent less than 1% of consolidated revenues and production. The company's ZINC segment represents all of the Company's zinc melting, processing and brokering activities. The Company sells zinc dust, oxides and metal to customers in the tire and rubber, industrial paint, specialty chemical, mining and steel galvanizing industries.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS:
--------------------------------------------------------
The accounting policies of the reportable segments are the same as those described in NOTE A. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company's headquarters office in Irving, Texas are not allocated to the reportable segments.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS:
---------------------------------------------------------------------
The Company's reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they sell distinct products and services and sell to different types of customers.

REPORTABLE SEGMENT INFORMATION:
------------------------------
Selected reportable segment disclosures for the three years ended December 31, 1998 are as follows:

                                                 ALUMINUM           ZINC            TOTALS
                                              ---------------   --------------  ---------------
1998
----
Revenues from external customers               $     465,122      $   103,392     $    568,514
Intrasegment revenues                                 27,332            9,791           37,123
Intersegment revenues                                     89               10               99
Segment income                                        54,704            6,429           61,133
Depreciation and amortization expense                 19,155            2,402           21,557
Equity in earnings of affiliates                       1,750                -            1,750
Segment assets                                       328,891          109,398          438,289
Equity investments in joint ventures                  14,502                -           14,502
Payments for plant and equipment                      30,507            1,518           32,025

1997
----
Revenues from external customers               $     326,522      $    12,859     $    339,381
Intrasegment revenues                                 11,782                -           11,782
Segment income                                        45,728            1,127           46,855
Depreciation and amortization expense                 15,162              304           15,466
Equity in earnings of affiliates                         182                -              182
Segment assets                                       314,377            9,235          323,612
Equity investments in joint ventures                  14,271                -           14,271
Payments for plant and equipment                      32,623            3,532           36,155

1996
----
Revenues from external customers               $     198,769      $    12,102     $    210,871
Intrasegment revenues                                 11,571                -           11,571
Segment income                                        23,830            1,278           25,108
Depreciation and amortization expense                 10,376              275           10,651
Equity in loss of affiliates                            (114)               -             (114)
Segment assets                                       149,822            5,135          154,957
Equity investments in joint ventures                  14,187                -           14,187
Payments for plant and equipment                      15,500              267           15,767

Reconciliations of total reportable segment disclosures to the Company's consolidated financial statements are as follows:

                                                                               1998            1997            1996
                                                                          ----------------  ------------   ------------
REVENUES
--------
Total revenues from external customers for reportable segments                 $  568,514    $  339,381     $  210,871
Intrasegment revenues for reportable segments                                      37,123        11,782         11,571
Intersegment revenues for reportable segments                                          99             -              -
Elimination of intrasegment and intersegment revenues                            (37,222)       (11,782)       (11,571)
                                                                          ================  ============   ============
Total consolidated revenues                                                    $  568,514    $  339,381     $  210,871
                                                                          ================  ============   ============

PROFITS
-------
Total profits for reportable segments                                          $   61,133    $   46,855     $   25,108
Unallocated amounts:
    General and administrative expense                                             21,568        16,431         11,458
    Interest expense                                                                9,197         7,331          3,421
    Interest and other income                                                         775           413            623
Income before provision for income taxes, minority interests
                                                                          ================  ============   ============
    and extraordinary item                                                     $   31,143    $   23,506     $   10,852
                                                                          ================  ============   ============

DEPRECIATION AND AMORTIZATION EXPENSE
-------------------------------------
Total depreciation and amortization expense for reportable
    segments                                                                   $   21,557    $   15,466     $   10,651
Other depreciation and amortization expense                                         1,271         1,045            665
                                                                          ================  ============   ============
Total consolidated depreciation and amortization expense                       $   22,828    $   16,511     $   11,316
                                                                          ================  ============   ============

ASSETS
------
Total assets for reportable segments                                           $  438,289    $  323,612     $  154,957
Other assets                                                                       18,269         8,924          9,750
                                                                          ================  ============   ============
Total consolidated assets                                                      $  456,558    $  332,536     $  164,707
                                                                          ================  ============   ============

PAYMENTS FOR PLANT AND EQUIPMENT
--------------------------------
Total payments for plant and equipment for reportable segments                 $   32,025    $   36,155     $   15,767
Other payments for plant and equipment                                              3,174         1,004            944
                                                                          ================  ============   ============
Total consolidated payments for plant and equipment                            $   35,199    $   37,159     $   16,711
                                                                          ================  ============   ============

GEOGRAPHIC INFORMATION:
----------------------
The following table sets forth the geographic breakout of revenues (based on customer location) and property and equipment (net of accumulated depreciation):

                                           1998            1997            1996
                                       -------------   --------------  --------------
REVENUES
--------
Domestic                                  $ 494,674        $ 329,937     $    210,871
Foreign                                      73,840            9,444                -
                                       -------------   --------------  --------------
Consolidated Total                        $ 568,514        $ 339,381     $    210,871
                                       =============   ==============  ==============

PROPERTY AND EQUIPMENT
----------------------
Domestic                                  $ 157,844        $ 135,716     $     86,308
Foreign                                      10,661            6,384                -
                                       -------------   --------------  --------------
Consolidated Total                        $ 168,505        $ 142,100     $     86,308
                                       =============   ==============  ==============

Aluminum shipments to customers located in Canada accounted for approximately 9% of consolidated revenues for 1998. Substantially all the Company's foreign property and equipment are located at the Company's aluminum facility in Swansea, Wales.

MAJOR CUSTOMERS:
---------------
During 1998, aluminum sales to Ford Motor Company ("Ford") accounted for 10% of consolidated revenues. During 1997, no single customer accounted for more than 10% of consolidated revenues. During 1996, aluminum sales to Aluminum Company of America ("Alcoa") accounted for 13% of consolidated revenues. The loss of Alcoa and Ford would have a material adverse effect upon the business of the Company and its future operating results. However, a significant portion of the processing for Alcoa is performed pursuant to long-term supply agreements.

NOTE N--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     First        Second        Third         Fourth        Total
                                                    Quarter       Quarter      Quarter       Quarter         Year
                                                 ------------  ------------  ------------  ------------  ------------
1998:
----
Revenues                                            $ 127,232     $ 124,489     $ 153,651     $ 163,142     $ 568,514
Gross profits                                          13,626        14,174        16,692        17,028        61,520
Net earnings                                            4,611         5,011         4,968         5,000        19,590
Net earnings per common share:
   Basic                                                 0.28          0.30          0.29          0.30          1.18
   Diluted                                               0.28          0.30          0.29          0.30          1.17


1997:
----

Revenues                                               82,528        76,600        77,461       102,792       339,381
Gross profits                                          10,152        12,140        12,843        12,719        47,854
Earnings before extraordinary item                      2,280         3,567         4,131         4,149        14,127
Extraordinary item                                     (1,318)            -             -             -        (1,318)
Net earnings                                              962         3,567         4,131         4,149        12,809
Basic net earnings per common share: *
   Earnings before extraordinary item                    0.18          0.28          0.33          0.28          1.08
   Extraordinary item                                   (0.10)            -             -             -         (0.10)
                                                 ============  ============  ============  ============  ============
   Net earnings                                          0.08          0.28          0.33          0.28          0.98
                                                 ============  ============  ============  ============  ============
Diluted net earnings per common share: *
   Earnings before extraordinary item                    0.18          0.28          0.32          0.28          1.06
   Extraordinary item                                   (0.10)            -             -             -         (0.10)
                                                 ============  ============  ============  ============  ============
   Net earnings                                     $    0.08     $    0.28     $    0.32     $    0.28     $    0.96
                                                 ============  ============  ============  ============  ============



* The earnings per share amounts have been restated, as required, to comply with the Statement of Financial Accounting Standards No. 128, Earnings per Share.


NOTE O--SUBSEQUENT EVENTS (UNAUDITED)

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee from Alcan Aluminum Corporation for approximately $11,000,000 in cash, not including acquisition costs. Also in February 1999, the Company acquired substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee from North American Oxide, LLC for approximately $11,000,000 in cash, not including acquisition costs. Both acquisitions will be accounted for using the purchase method of accounting.

In February 1999, the Company entered into a supply agreement with General Motors Corporation ("GM") to provide alloyed molten and ingot aluminum to GM's metal casting facility in Saginaw, Michigan. The agreement expires in 2011 and calls for escalating volumes beginning in 1999. The Company plans to construct a new aluminum alloying plant in Saginaw, which is expected to begin production in 2000 to supply GM's Saginaw facility.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------
FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The information required by this item with respect to directors and nominees for director of the Company appears under the captions "Election of Directors" and "Remuneration of Directors and Officers - Compliance with Section 16(a)" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in mid-April 1999. Certain information as to executive officers is included herein under PART I, ITEM 4A. "EXECUTIVE
                                                            --
OFFICERS OF THE REGISTRANT."


ITEM 11.  EXECUTIVE COMPENSATION
-------
The information required by this item appears under the caption "Remuneration of Directors and Officers" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------
The information required by this item appears under the caption "Voting and Principal Stockholders" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------
The information required by this item appears under the captions "Remuneration of Directors and Officer--Directors' Compensation" and "Compensation Committee Report to Stockholders-Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

 (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 40 hereof.

     2. Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 40 hereof.

     3.   Exhibits:
          --------

    3.1 Certificate of Incorporation of IMCO Recycling Inc., as amended May 13, 1998, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

    3.2 By-laws of IMCO Recycling Inc., as amended, effective as of February 25, 1997, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

    4.1 Specimen Stock Certificate of the Common Stock, $0.10 par value, of IMCO Recycling Inc., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2 (No. 33-48571) and incorporated herein by reference.

    10.4 IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company's annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

    *10.7 Specimen Split-Dollar Life Insurance Agreement. This agreement is virtually identical to agreements between the Company and Richard
               L. Kerr, Paul V. Dufour, Denis W. Ray, Thomas W. Rogers, C. Lee Newton, Robert R. Holian and James B. Walburg.

    10.8 Supply Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference..

    10.9 Right of First Refusal Agreement between Barmet Aluminum Corporation (now Commonwealth Aluminum Corporation) and the Company, dated March 2, 1992, relating to Commonwealth's Indiana recycling plant, filed as Exhibit 10.23 to the Company's Annual report on 1994 Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

    10.10 Agreement, effective as of December 1, 1995, between IMCO Recycling of Ohio Inc.1and2 the United Mine Workers of America, and filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

    *10.11 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America.

    10.12 First Amendment to processing agreement by and among the Rigid Packaging division of Aluminum Company of America, the Company and Metal Resources Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

    10.14 Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated November 26, 1996. (In accordance with Item 601 of Regulation S-K, the copy of the IMSAMET Agreement filed with the Securities and Exchange Commission (the "Commission") does not include the Schedules or exhibits thereto. The Company agrees to furnish such information supplementally to the Commission upon request). This agreement was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 21, 1997, and is incorporated herein by reference.

    10.15 Amendment No. 1 to Stock Purchase Agreement by and among IMCO Recycling Inc., EnviroSource, Inc. and IMSAMET, Inc. dated January 21, 1997. Filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated January 21, 1997, and incorporated herein by reference.

    10.16 Registration Rights Agreement dated as of January 21, 1997 among IMCO Recycling Inc. and the former shareholders of Rock Creek Aluminum, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and incorporated herein by reference.

    10.17 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, February 28, 1996, February 25, 1997, May 13, 1997 and
               May 13, 1998, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

    10.18 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997, May 13, 1997 and May 13, 1998, filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

    10.19 Agreement and Plan of Merger by and among IMCO Recycling Inc., IMCO Recycling of Coldwater Inc., Alchem Aluminum, Inc. and the Shareholders of Alchem Aluminum, Inc. dated November 14, 1997, filed as Exhibit 10.3 to the

               Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

    10.20 Registration Rights Agreement dated as of November 14, 1997 among IMCO Recycling Inc. and the former shareholders of Alchem Aluminum, Inc., filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

    10.21 Amended and Restated Credit Agreement by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Texas Commerce Bank National Association dated November 5, 1997, filed as Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.

    *10.22 Amendment No. 1 dated June 25, 1998, to the Amended and Restated Credit Agreement by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Texas Commerce Bank National Association dated November 5, 1997.

    *10.23 Amendment No. 2 dated January 15, 1999, to the Amended and Restated Credit Agreement by and among the Company, the Subsidiary Guarantors named therein, the Lenders thereunder, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Texas Commerce Bank National Association dated November 5, 1997.

    10.24 Executive Option Exercise Loan Program, dated March 10, 1998, filed as Exhibit 10.1 to the Company's Quarterly Report for the quarterly period ended March 31, 1998, and incorporated herein by reference.

    10.25 Memorandum of Purchase and Sale Agreement by and among IMCO Recycling Inc., The Minette and Jerome Robinson Community Property Trust, The Minette and Jerome Robinson Foundation, The Minette and Jerome Robinson Charitable Remainder Trust, M. Russ Robinson, Howard Robinson and Mindy Robinson Brown, dated July 21, 1998, filed as Exhibit 2.1 to the Company's Current report on Form 8-K, dated August 4, 1998, and incorporated herein by reference.

    10.26 Form of Common Stock Purchase Warrant, dated July 21, 1998, filed as Exhibit 2.2 to the Company's Current report on Form 8-K, dated August 4, 1998, and incorporated herein by reference.

    *21        Subsidiaries of IMCO Recycling Inc. as of March 8, 1999.

    *23        Consent of Ernst & Young LLP.

    *27        Financial Data Schedule.

------------------
*  Filed herewith.

  (b) Reports on Form 8-K filed in fourth quarter 1998: None.

  (c) See sub-item (a) above.

  (d) See sub-item (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1999                   IMCO Recycling Inc.


                                        By:   /s/ Robert R. Holian
                                            -----------------------------------
                                        Robert R. Holian, Vice President and
                                        Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                  Title                                        Date
------------------------------       --------------------------------------               ---------------------
                                      Director, Chairman of the
/s/ Don V. Ingram                     Board, Chief Executive Officer                           March 12, 1999
------------------------------
Don V. Ingram

/s/ Jack M. Brundrett                 Director                                                 March 12, 1999
------------------------------
Jack M. Brundrett

/s/ Ralph L. Cheek                    Director                                                 March 12, 1999
------------------------------
Ralph L. Cheek

/s/ John J. Fleming                   Director                                                 March 12, 1999
------------------------------
John J. Fleming

/s/ Don Navarro                       Director                                                 March 12, 1999
------------------------------
Don Navarro

/s/ Jack C. Page                      Director                                                 March 12, 1999
------------------------------
Jack C. Page

/s/ Steve Bartlett                    Director                                                 March 12, 1999
------------------------------
Steve Bartlett

/s/ Jeb Hensarling                    Director                                                 March 12, 1999
------------------------------
Jeb Hensarling

                                      Executive Vice President Finance and
/s/ Paul V. Dufour                    Administration (Principal Financial Officer)             March 12, 1999
------------------------------
Paul V. Dufour

                                      Vice President and Controller (Principal                 March 12, 1999
/s/ Robert R. Holian                  Accounting Officer)
------------------------------
Robert R. Holian