Form 10-Q
period 1999-03-31
IMCO RECYCLING INC
filed 1999-05-13
CIK 202890

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1999


         [_]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


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


                            Yes  X            No
                               ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

                   Common Stock, $0.10 par value 16,472,604
                   ----------------------------------------

PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                          March 31,          December 31,
                                                                            1999                 1998
                                                                       ---------------     ----------------
                                                                         (Unaudited)
ASSETS
Current Assets
      Cash and cash equivalents                                               $  8,450             $  6,075
      Accounts receivable, net of allowance of $1,633 and $1,616 at
      March 31, 1999 and December 31, 1998, respectively                       101,911               84,446
      Inventories                                                               56,007               50,921
      Deferred income taxes                                                      4,330                4,093
      Other current assets                                                       5,806                6,302
                                                                       ---------------     ----------------
                  Total Current Assets                                         176,504              151,837
Property and equipment, net                                                    181,864              168,505
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $8,054 and $7,156 at March 31, 1999
      and December 31, 1998, respectively                                      118,148              112,559
Investments in joint ventures                                                   14,957               14,502
Other assets, net                                                                7,561                9,155
                                                                       ---------------     ----------------
                                                                              $499,034             $456,558
                                                                       ===============     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                        $ 77,383             $ 67,089
      Accrued liabilities                                                       14,595               10,365
      Current maturities of long-term debt                                       1,374                1,415
                                                                       ---------------     ----------------
                  Total Current Liabilities                                     93,352               78,869
Long-term debt                                                                 193,019              168,700
Deferred income taxes                                                           13,343               12,820
Other long-term liabilities                                                      8,875                8,861

STOCKHOLDERS' EQUITY
      Preferred stock; par value $.10; 8,000,000 shares authorized;
      none issued                                                                    -                    -
      Common stock; par value $.10; 40,000,000 shares authorized;
      17,050,530 issued at March 31, 1999; 17,048,585 issued at
      December 31, 1998                                                          1,705                1,705
      Additional paid-in capital                                               106,078              106,046
      Retained earnings                                                         91,372               87,214
      Accumulated other comprehensive loss from currency
      translation                                                               (1,325)                (902)
      adjustments
      Treasury stock, at cost; 583,926 shares at March 31, 1999;
      530,539  shares at December 31, 1998                                      (7,385)              (6,755)
                                                                       ---------------     ----------------
                  Total Stockholders' Equity                                   190,445              187,308
                                                                       ---------------     ----------------
                                                                              $499,034             $456,558
                                                                       ===============     ================

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                             For the three months ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                              1999                1998
                                                                         ---------------     ---------------
Revenues                                                                        $175,231            $127,232
Cost of sales                                                                    157,224             113,606
                                                                         ---------------     ---------------
Gross profits                                                                     18,007              13,626

Selling, general and administrative expense                                        6,149               4,008
Amortization expense                                                               1,038                 732
Interest expense                                                                   2,980               1,998
Interest income                                                                     (119)               (103)
Equity in earnings of affiliates                                                    (478)               (464)
                                                                         ---------------     ---------------
Earnings before provision for income taxes and minority interests                  8,437               7,455
Provision for income taxes                                                         3,194               2,756
                                                                         ---------------     ---------------
Earnings before minority interests                                                 5,243               4,699
Minority interests, net of provision for income taxes                                102                  88
                                                                         ---------------     ---------------
Net earnings                                                                    $  5,141            $  4,611
                                                                         ===============     ===============


Net earnings per common share:
   Basic                                                                        $   0.31            $   0.28
   Diluted                                                                      $   0.31            $   0.28

Weighted average shares outstanding:
   Basic                                                                          16,497              16,485
   Diluted                                                                        16,550              16,686

Dividends declared per common share                                             $   0.06            $   0.05

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                              For the three months ended
                                                                                      March 31,
                                                                         ------------------------------------
                                                                               1999                1998
                                                                         ---------------     ----------------
OPERATING ACTIVITIES
Net earnings                                                                    $  5,141              $ 4,611
Depreciation and amortization                                                      6,287                4,984
Provision for deferred income taxes                                                  287                  451
Equity in earnings of affiliates                                                    (478)                (464)
Other noncash charges                                                                629                  656
Changes in operating assets and liabilities:
        Accounts receivable                                                      (16,647)              (3,625)
        Inventories                                                               (2,378)                (777)
        Other current assets                                                         517                 (622)
        Accounts payable and accrued liabilities                                  14,003                8,564
                                                                         ---------------     ----------------
Net cash from operating activities                                                 7,361               13,778

INVESTING ACTIVITIES
Payments for property and equipment                                               (5,944)              (7,535)
Acquisitions, net of cash acquired                                               (21,618)                   -
Other                                                                                 72                  745
                                                                         ---------------     ----------------
Net cash used by investing activities                                            (27,490)              (6,790)

FINANCING ACTIVITIES
Net proceeds from long-term revolver                                              24,000                1,479
Proceeds from issuance of long-term debt                                             550                    -
Principal payments of long-term debt                                                (273)                   -
Dividends paid                                                                      (982)                (825)
Purchases of treasury stock                                                         (649)                   -
Other                                                                                (89)                (155)
                                                                         ---------------     ----------------
Net cash from financing activities                                                22,557                  499
                                                                         ---------------     ----------------
Effect of exchange rate differences on cash and cash equivalents                     (53)                   9
                                                                         ---------------     ----------------
Net increase in cash and cash equivalents                                          2,375                7,496
Cash and cash equivalents at January 1                                             6,075                  405

Cash and cash equivalents at March 31                                           $  8,450              $ 7,901
                                                                         ===============     ================
SUPPLEMENTARY INFORMATION
Cash payments for interest                                                      $  2,437              $ 1,833
Cash payments for income taxes                                                  $    230              $   390

                     IMCO RECYCLING INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                March 31, 1999
          (DOLLARS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE B - INVENTORIES

The components of inventories are:
(In thousands)

                                                                  March 31,               December 31,
                                                                    1999                      1998
                                                                ------------              -----------
Finished goods                                                       $24,518                  $26,668
Raw materials                                                         29,184                   23,012
Supplies                                                               2,305                    1,241
                                                                ------------              -----------
                                                                     $56,007                  $50,921
                                                                ------------              -----------

NOTE C - LONG-TERM DEBT

In February 1999, the Company borrowed, under its long-term revolving credit facility, approximately $22,000,000 to fund the acquisition of substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee and substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee.


NOTE D--NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                                                         Three Months Ended
                                                                              March 31,
                                                                          1999      1998
                                                                         -------  ---------

Weighted average shares outstanding for basic earnings per share          16,497     16,485
Effect of employee stock options                                              53        201
                                                                          ------     ------
Weighted average shares outstanding for diluted earnings per share        16,550     16,686
                                                                          ------     ------


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

The Illinois Environmental Protection Agency ("IEPA") has notified the
Company that two of the Company's subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its potential liability (if any) at this site will have a material adverse effect on its financial position or results of operations.

NOTE F - OTHER COMPREHENSIVE INCOME

SFAS 130 requires foreign currency translation adjustments to be reflected as a component of other comprehensive income. As of March 31, 1999 the Company's foreign currency translation adjustment increased to $1,325,000 from $902,000 as of December 31, 1998. This resulted in other comprehensive loss of $423,000 for the quarter ended March 31, 1999. Foreign currency translation adjustment resulted in income for the three months ended March 31, 1998 of $148,000. Total comprehensive income for the three months ended March 31, 1999 and 1998 was approximately $4,718,000 and $4,759,000, respectively.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the three months ended March 31, 1999.

NOTE H - SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake activities, including investments in joint ventures. In addition, this segment includes magnesium melting activities which represent less than 1% of consolidated revenues and production. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

There has been no material change in the Company's segment classifications during 1999.

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------    ------------
REVENUES:
Aluminum                                                                     $133,790        $124,080
Zinc                                                                           41,464           3,152
Intersegment Elimination                                                          (23)              -
                                                                         ------------    ------------
Total Revenues                                                               $175,231        $127,232
                                                                         ============    ============

INCOME:

Aluminum                                                                     $ 14,278        $ 13,575
Zinc                                                                            3,253             138
                                                                         ------------    ------------
Total Segment Income                                                         $ 17,531        $ 13,713
                                                                         ============    ============
Unallocated amounts:
General and administrative expense                                              6,233           4,363
Interest expense                                                                2,980           1,998
Interest income                                                                  (119)           (103)
                                                                         ------------    ------------
Income before provision for income taxes and
 minority interests                                                          $  8,437        $  7,455
                                                                         ============    ============
ASSETS:
Aluminum                                                                     $344,328        $320,855
Zinc                                                                          133,177           9,577
Corporate and other assets                                                     21,529          16,881
                                                                         ------------    ------------
Total Assets                                                                 $499,034        $347,313
                                                                         ============    ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  CONDITION AND RESULTS OF OPERATIONS

Most of the Company's processing consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. To a lesser (but increasing) extent, the Company's processing also consists of the processing, recovery and alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The companies recently acquired by the Company (see "ACQUISITIONS" below) are primarily engaged in product sales activities as opposed to tolling; therefore, the Company has experienced higher levels of product sales relative to tolling in 1999. The higher level of sales has also increased the Company's working capital requirements and will subject the Company to the additional risks associated with price fluctuations in the zinc and aluminum commodity markets.

The following table shows the total pounds of aluminum and zinc processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profit in the three month periods ended March 31, 1999 and 1998:

                                                        Three months ended
                                                              March 31,
                                                   -----------------------------
                                                       1999             1998
                                                   -----------      ------------
Pounds of aluminum  processed                          643,057           568,832
Pounds of zinc processed                                57,127            10,556
Percentage of pounds tolled                                62%               72%
Revenues                                              $175,231          $127,232
Gross profit                                          $ 18,007          $ 13,626

ACQUISITIONS

In July 1998, the Company completed the acquisition of U.S. Zinc Corporation ("U.S. Zinc") for a total purchase price of approximately $72,000,000.

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee from Alcan Aluminum Corporation for approximately $11,000,000 cash (not including acquisition costs). Also in February 1999, the Company acquired, through its wholly-owned subsidiary U.S. Zinc, substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee from North American Oxide, LLC for approximately $11,000,000 in cash (not including acquisition costs). Both the Alcan Aluminum Corporation acquisition and the North American Oxide, LLC acquisition will be accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

PRODUCTION: The Company processed 21% more metal for the three month period ended March 31, 1999 than it did in the same period of 1998. Increased aluminum processing at the Company's Morgantown, Kentucky facility and processing from the zinc facilities acquired in 1998 and 1999 account for the majority of this increase. Significant processing gains were also recorded at the Company's Swansea, Wales facility (which is now operating near its capacity after beginning processing in late 1997) and at the recently acquired Shelbyville, Tennessee facility. The Company's other aluminum plants in total, processed approximately the same amount of material in the 1999 quarter as they did in the 1998 quarter. Tolling activity represented 62% and 72% of the Company's total processing for the respective three month periods of 1999 and 1998. The Company currently believes that the percentage of tolling business in 1999 will more accurately reflect the levels which can be expected in future periods.

REVENUES: Revenues increased 38% in the three month period of 1999 compared to 1998. The increase in revenues is greater than the increase in processing volumes discussed above, because much of the gains in processing were at plants which primarily engage in zinc and aluminum product sales. As discussed previously, increased product sales will generally result in a much higher increase in revenues than a similar increase in tolling business. The recently acquired U.S. Zinc business is virtually all product sale business. Increased product sales exposes the Company to a somewhat greater degree of market risk because of fluctuations in prices for the scrap metals the Company buys for its raw material and the then-prevailing aluminum and zinc market prices the Company can obtain in selling the processed metal.

GROSS PROFIT: Gross profit was $18,007,000 for the first quarter of 1999. This represented an increase of 32% over the $13,626,000 for the same period of 1998. The increase in gross profit is greater than the increase in processing volumes due to a higher level of gross profit per pound of processing attributed to the newly acquired U.S. Zinc business, compared to the Company's aluminum processing business, and because of efficiencies gained at the Company's Morgantown facility. Partially offsetting these items were lower levels of activity at some plants which serve the can sheet markets and declining aluminum prices in the first quarter.

SG&A EXPENSES: Selling, general and administrative expenses of $6,149,000 were 53% higher than the $4,008,000 recorded for the same three month period in 1998. Increased employee costs, attributable principally to the increased number of production facilities, were the primary reason for the increase.

AMORTIZATION EXPENSE: Amortization expense of $1,038,000 in the first quarter of 1999 was 42% higher than the $732,000 incurred in the first quarter of 1998. This is due almost entirely to amortization of additional goodwill recorded as a result of the U.S. Zinc, Shelbyville and Clarksville acquisitions discussed above. See "ACQUISITIONS."

INTEREST: Interest expense, net of interest income, of $2,861,000 was an increase of 51% from $1,895,000 for the first quarter of 1998. Net interest expense was higher due to higher amounts of debt outstanding in 1999 compared to 1998, primarily resulting from the recent acquisitions. See "LIQUIDITY AND CAPITAL RESOURCES."

NET EARNINGS: Due to the factors discussed above, the Company reported net income of $5,141,000 in 1999's first quarter compared to net earnings of $4,611,000 for the first quarter of 1998. The Company recorded an effective tax rate of 37.9% in the first quarter of 1999, which was slightly higher than the 37% recorded in the same period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS: Operations provided cash of $7,361,000 during the first quarter of 1999, compared to $13,778,000 in the same period of 1998. During the first quarter of 1999, increases in net income and depreciation and amortization discussed above were more than offset by a net increase in operating assets and liabilities of $ 4,505,000. In the first quarter of 1998, the aggregate total of these same items decreased $3,540,000. An increase in net operating assets and liabilities is a utilization of operating funds while a decrease is a source of funds. These changes in net operating assets and liabilities accounted for virtually all of the difference in cash provided by operating activities. The change in usage of net operating assets and liabilities was due to the increases in sales in 1999, which resulted in increases in receivables and inventories.

CASH FLOWS FROM INVESTING ACTIVITIES: In the first quarter of 1999, the Company's total utilization of cash for investing was $27,490,000 compared to a use of $6,790,000 during the same period of 1998. The Company spent $21,618,000 during the 1999 first quarter on the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. See "ACQUISITIONS." There were no acquisitions during 1998's first quarter. Capital spending for property, plant and equipment in the first quarter of 1999 was $5,944,000, or slightly below 1998's first quarter total of $7,535,000. Capital expenditures for all of 1999 are expected to total approximately $35,000,000. The majority of this spending will be in connection with the new aluminum recycling facility the Company is constructing near Saginaw, Michigan and for an expansion of its Uhrichsville, Ohio facility.

CASH FLOWS FROM FINANCING ACTIVITIES: Financing activities provided $22,557,000 in the first quarter of 1999 compared to $499,000 in the first quarter of 1998. In the first quarter of 1999, the Company borrowed $24,000,000 under its revolving line of credit. Most of these funds were used in the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. See "ACQUISITIONS." In the first quarter of 1998, the Company borrowed $1,479,000. At March 31, 1999 the Company had $176,000,000 in indebtedness outstanding under its long-term revolving credit facility. In addition, there were standby letters of credit outstanding with several banks totaling $2,202,000.

Financing activities in the first quarter of 1999 also included the payment of $982,000 in dividends compared to $825,000 in the first quarter of 1998. In addition, in 1999 $649,000 was used to purchase 55,000 shares of common stock in open market transactions. This stock will be used as treasury stock. No such transactions occurred in 1998's first quarter.

As of March 31, 1999, the Company had approximately $23,200,000 available for borrowing under its reducing revolving line of credit facility. The terms of the Company's Credit Agreement presently provide that the maximum amount which may be borrowed under the Credit Agreement will be reduced from $200,000,000 to $180,000,000 effective on December 31, 1999. The Company believes that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans. The Company has experienced and expects to continue to experience substantial capital funding requirements for its new facilities, potential acquisitions and capital and environmental improvement programs. The Company believes that additional financing may be necessary to maintain its recent rate of growth and is presently reviewing alternative sources of funding for these activities.

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning of hazardous substances (together, "Environmental Laws"). It is possible that more rigorous Environmental Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to in this Form 10-Q and in other filings made by the Company.

From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under such Environmental Laws. However, the Company believes that any such noncompliance under such Environmental Laws would not have a material adverse effect on the Company's financial position or results of operations.

The Illinois Environmental Protection Agency ("IEPA") has notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs not yet determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its potential liability if any at this site will have a material adverse effect on its financial position or results of operations.

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

The Company has completed a physical inventory of its information technology computer hardware and software, and its embedded systems at each facility. The Company's assessment phase, currently in progress, entails obtaining manufacturer and developer year 2000 compliance information about embedded systems and software. This process is ongoing and is currently expected to be completed in the second quarter of 1999.

All personal computer hardware compliance testing and remediation is anticipated to be completed by mid-1999. Testing of embedded systems and desktop application software is ongoing and expected to be completed by July 1999.

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

The Company has identified potential Year 2000 compliance issues with certain subsidiaries and a joint venture partner, and is currently converting and modifying those systems in order to achieve Year 2000 compliance prior to December 31, 1999.

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

The Company cannot presently determine the impact on its customers and suppliers in the event that they may not be Year 2000 compliant, and in such event, whether such non-compliance may have a material adverse effect on the Company's results of operations or financial position. The Company has contacted its customers and suppliers (through written questionnaires and verbal inquiries) to determine the status of their respective Year 2000 compliance programs and is currently reviewing the responses and taking additional actions, such as further inquiries and personal follow up interviews, on an as needed basis.

An unexpected or widespread Year 2000 problem involving the Company and/or its suppliers and customers could result in a significant interruption to the Company's normal business operations or activities, which could have a material adverse effect on the Company's results of operations and financial position. The Company is preparing for this uncertainty through its remediation efforts and its ongoing investigation of its suppliers and customers referred to above. The Company has not yet developed a contingency plan, but, based upon the results of its assessments and investigations discussed above, intends to develop such a plan. Currently, the development of such a contingency plan is anticipated to be completed in mid-1999.

CAUTIONARY STATEMENT FOR PUSPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future capacity, volumes, revenues, earnings, costs, margins and expenses; anticipated refinancings of the Company's debt facilities; the expected effects of strikes or work stoppages at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; future prices for metals; projected completion dates and anticipated technological advances; prospects for the Company's joint venture partners to purchase a portion of the Company's interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business; future costs and asset recoveries; future operations, demand and industry conditions; future capital expenditures and future financial condition; becoming "Year 2000" compliant; and the impact of the "Year 2000" transition on the operations, results of operations and financial condition of the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of buy/sell business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectability of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, business conditions and growth in the aluminum and zinc industries and aluminum and zinc recycling industries, the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technology, and future levels and timing of capital expenditures.

These statements are further qualified by the following:

 . Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's costs of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions, general economic and financial market conditions, and governmental regulation and factors involved in administrative and other proceedings. The future mix of buy/sell vs. tolling business is dependent on customers' needs and overall demand, world and U. S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

 . The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile, which could affect the Company's buy/sell metals business. The Company's use of contractual arrangements including long-term agreements and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it.

 . The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations.

 . Fluctuations in the costs of fuels, raw materials and labor can affect the Company's financial position and results of operations.

 . The Company's key transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company's financial condition and results of operations.

 . A strike at a customer facility or a significant downturn in the business of a key customer supplied by the Company could affect the Company's financial position and results of operations.

 . The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations.


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 1999, and for the three months then ended prior to filing and their report is included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

There have been no material changes regarding market risk and the Company's derivative instruments during the first quarter of 1999. Accordingly, no additional disclosures have been provided in accordance with regulation S-K Item 305 (c).

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     10.1 Supply Agreement between the Company, IMCO Recycling of Ohio Inc., and Commonwealth Aluminum Corporation.

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP.

     27      Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the first quarter of 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IMCO Recycling Inc.


Date:  May 12, 1999      By:   /s/ Robert R. Holian
                            ------------------------------------
                         Robert R. Holian
                         Vice President and Controller
                         (Principal Accounting Officer)

                    Independent Accountant's Review Report


Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of March 31, 1999, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ ERNST & YOUNG LLP


Dallas, Texas
April 26, 1999