Form 10-Q
period 1999-06-30
IMCO RECYCLING INC
filed 1999-08-13
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 30, 1999.

                   Common Stock, $0.10 par value, 16,513,624
                   -----------------------------------------

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                           -----------------    ------------------
                                                                              (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                              $          9,569     $            6,075
    Accounts receivable, net of allowance of $2,093 and $1,616
     at June 30, 1999 and December 31, 1998, respectively                           103,789                 84,446
    Inventories                                                                      52,048                 50,921
    Deferred income taxes                                                             4,327                  4,093
    Other current assets                                                              6,072                  6,302
                                                                           ----------------     ------------------
            Total Current Assets                                                    175,805                151,837
Property and equipment, net                                                         181,183                168,505
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $9,103 and $7,156 at June 30, 1999
    and December 31, 1998, respectively                                             119,195                112,559
Investments in joint ventures                                                        13,998                 14,502
Other assets, net                                                                     6,657                  9,155
                                                                           ----------------     ------------------
                                                                           $        496,838     $          456,558
                                                                           ================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                       $        67,842      $           67,089
    Accrued liabilities                                                             13,283                  10,365
    Current maturities of long-term debt                                             5,461                   1,415
                                                                           ---------------      ------------------
            Total Current Liabilities                                               86,586                  78,869
Long-term debt                                                                     194,812                 168,700
Deferred income taxes                                                               13,340                  12,820
Other long-term liabilities                                                          8,839                   8,861

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                          -                       -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,052,530 issued at June 30, 1999; 17,048,585 issued at
    December 31, 1998                                                                1,705                   1,705
Additional paid-in capital                                                         106,117                 106,046
Retained earnings                                                                   95,857                  87,214
Accumulated other comprehensive loss from foreign currency
    translation adjustments                                                         (3,159)                   (902)
Treasury stock, at cost; 573,926 shares at June 30, 1999; 530,539
    shares at December 31, 1998                                                     (7,259)                 (6,755)
                                                                           ---------------      ------------------
            Total Stockholders' Equity                                             193,261                 187,308
                                                                           ---------------      ------------------
                                                                           $       496,838      $          456,558
                                                                           ===============      ==================

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                       (in thousands, except share data)



                                                                For the three months              For the six months
                                                                   ended June 30,                    ended June 30,
                                                          -------------------------------  ------------------------------------
                                                               1999            1998             1999                  1998
                                                          -------------    -------------    -------------         -------------

Revenues                                                  $     184,731    $     124,489    $     359,963         $     251,721
Cost of sales                                                   165,958          110,315          323,183               223,921
                                                          -------------    -------------    -------------         -------------
Gross profits                                                    18,773           14,174           36,780                27,800
Selling, general and administrative expense                       6,785            4,178           12,935                 8,185
Amortization expense                                              1,189              748            2,227                 1,481
Interest expense                                                  2,945            1,801            5,925                 3,799
Interest and other income                                          (431)             (96)            (551)                 (199)
Equity in earnings of affiliates                                   (542)            (564)          (1,020)               (1,028)
                                                          -------------    -------------    -------------         -------------
Earnings before provision for income taxes and
   minority interests                                             8,827            8,107           17,264                15,562
Provision for income taxes                                        3,269            2,981            6,463                 5,737
                                                          -------------    -------------    -------------         -------------
Earnings before minority interests                                5,558            5,126           10,801                 9,825
Minority interests, net of provision for income taxes                85              115              187                   203
                                                          -------------    -------------    -------------         -------------
Net earnings                                              $       5,473    $       5,011    $      10,614         $       9,622
                                                          =============    =============    =============         =============


Net earnings per common share:
   Basic                                                  $        0.33    $        0.30    $        0.64         $        0.58
   Diluted                                                $        0.33    $        0.30    $        0.64         $        0.57

Weighted average shares outstanding:
   Basic                                                         16,475           16,658           16,486                16,574
   Diluted                                                       16,653           16,842           16,601                16,766

Dividends declared per common share                       $        0.06    $        0.05    $        0.12         $        0.10

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                                  For the six months
                                                                                    ended June 30,
                                                                          ----------------------------------
                                                                                1999                1998
                                                                          --------------     ---------------
OPERATING ACTIVITIES
Net earnings                                                              $       10,614     $         9,622
Depreciation and amortization                                                     13,030              10,152
Provision (benefit) for deferred income taxes                                        287                (307)
Equity in earnings of affiliates                                                  (1,020)             (1,028)
Other noncash charges                                                              1,153               1,228
Changes in operating assets and liabilities:
    Accounts receivable                                                          (18,574)              6,031
    Inventories                                                                    1,568               2,284
    Other current assets                                                             237              (1,019)
    Accounts payable and accrued liabilities                                       3,243               7,219
                                                                          --------------     ---------------
Net cash provided from operating activities                                       10,538              34,182

INVESTING ACTIVITIES
Payments for property and equipment                                              (12,507)            (16,149)
Acquisitions, net of cash acquired                                               (21,619)                  -
Other                                                                               (208)                102
                                                                          --------------     ---------------
Net cash used by investing activities                                            (34,334)            (16,047)

FINANCING ACTIVITIES
Net proceeds from (repayments of) long-term revolver                              33,000              (9,225)
Proceeds from issuance of long-term debt                                             679               1,541
Principal payments of long-term debt                                              (3,523)               (446)
Dividends paid                                                                    (1,971)             (1,660)
Purchases of treasury stock                                                         (649)                  -
Other                                                                               (117)                (57)
                                                                          --------------     ---------------
Net cash provided from (used by) financing activities                             27,419              (9,847)
                                                                          --------------     ---------------

Effect of exchange rate differences on cash and cash equivalents                    (129)                (13)

Net  increase in cash and cash equivalents                                         3,494               8,275
Cash and cash equivalents at January 1                                             6,075                 405
                                                                          --------------     ---------------
Cash and cash equivalents at June 30                                      $        9,569     $         8,680
                                                                          ==============     ===============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                $        5,759     $         3,893
Cash payments for income taxes                                            $        7,258     $         4,445

                      IMCO RECYCLING INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year statements to conform to the current year presentation.


NOTE B - INVENTORIES

The components of inventories are:


                                 June 30,     December 31,
                                   1999           1998
                               -----------    ------------
Finished goods                 $    25,890    $     26,668
Raw materials                       23,660          23,012
Supplies                             2,498           1,241
                               -----------    ------------
                               $    52,048    $     50,921
                               ===========    ============


NOTE C - LONG-TERM DEBT

In February 1999, the Company borrowed, under its long-term revolving credit facility, approximately $22,000,000 to fund the acquisition of substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee and substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee.

At June 30, 1999 the Company had approximately $185,000,000 in indebtedness outstanding under its long-term revolving credit facility. The terms of the Company's Credit Agreement presently provide that the maximum amount which may be borrowed under the Credit Agreement will be reduced from $200,000,000 to $180,000,000 effective on December 31, 1999.

NOTE D - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share:


                                             Three months ended               Six months ended
                                                  June 30,                        June 30,
                                        -----------------------------   -----------------------------
                                             1999            1998            1999            1998
                                        -------------   -------------   -------------   -------------
Weighted average shares outstanding
 for basic earnings per share                  16,475          16,658          16,486          16,574
Effect of employee stock options                  178             184             115             192
                                        -------------   -------------   -------------   -------------
Weighted average shares outstanding
 for diluted earnings per share                16,653          16,842          16,601          16,766
                                        =============   =============   =============   =============


NOTE E - OPERATIONS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances (together, "Environmental Laws"). It is possible that more rigorous Environmental Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to in this Form 10-Q.

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

NOTE F - OTHER COMPREHENSIVE INCOME

SFAS 130 requires foreign currency translation adjustments to be reflected as a component of other comprehensive income. As of June 30, 1999 the Company's foreign currency translation adjustment increased to $3,159,000 from $902,000 as of December 31, 1998. This resulted in other comprehensive loss of $1,834,000 for the three month period and $2,257,000 for the six month period ended June 30, 1999. Foreign currency translation adjustment resulted in a loss of $11,000 for the three month period and income of $137,000 for the six month period ended June 30, 1998. This resulted in total comprehensive income of $3,639,000 for the three month period ended June 30, 1999 and $8,357,000 for the six month period ended June 30, 1999, compared to $5,000,000 and $9,759,000, respectively, for the same periods in 1998.


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the three month and six month periods ended June 30, 1999.

In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for one year to fiscal years beginning after June 15, 2000. The Company plans to adopt the statement at the revised effective date.


NOTE H - SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. In addition, this segment includes magnesium melting activities which represent less than 1% of consolidated revenues and production. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

There had been no material change in the Company's segment classifications as of June 30, 1999 as compared to December 31, 1998.

                                             Three months ended                  Six months ended
                                                   June 30,                          June 30,
                                        ------------------------------   ------------------------------
                                              1999            1998             1999            1998
                                        -------------    -------------   -------------    -------------
REVENUES:
 Aluminum                               $     135,621    $     121,055   $     269,412    $     245,135
 Zinc                                          49,123            3,434          90,587            6,586
 Intersegment elimination                         (13)               -             (36)               -
                                        -------------    -------------   -------------    -------------
Total revenues                          $     184,731    $     124,489   $     359,963    $     251,721
                                        =============    =============   =============    =============

                                                Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                        ----------------------------------    ---------------------------------
                                               1999               1998              1999               1998
                                        ---------------    ---------------    --------------    ---------------
INCOME:
 Aluminum                               $        13,766    $        13,500    $       27,566    $        26,611
 Zinc                                             3,921                206             7,174                344
                                        ---------------    ---------------    --------------    ---------------
Total segment income                             17,687             13,706            34,740             26,955

Unallocated amounts:
 General and administrative expense               9,434              6,990            18,486             13,733
 Interest expense                                 2,945              1,801             5,925              3,799
 Interest income                                   (165)               (96)             (285)              (199)
                                        ---------------    ---------------    --------------    ---------------
Income before provision for income
 taxes and minority interests           $         5,473    $         5,011    $       10,614    $         9,622
                                        ===============    ===============    ==============    ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
         CONDITION AND RESULTS OF OPERATIONS

Most of the Company's processing consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. To a lesser but increasing extent, the Company's processing also consists of the processing, recovery and alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The companies recently acquired by the Company (see "ACQUISITIONS" below) are primarily engaged in product sales activities as opposed to tolling; therefore, the Company has experienced higher levels of product sales relative to tolling in 1999. This higher level of sales has also increased the Company's working capital requirements and, as a result, will subject the Company to the additional risks associated with price fluctuations in the zinc and aluminum commodity markets.

The following table shows the total pounds of aluminum and zinc processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profits (in thousands, except percentages):

                                         Three months ended                    Six months ended
                                              June 30,                             June 30,
                                  --------------------------------     ----------------------------------
                                        1999               1998              1999                1998
                                  --------------     -------------     --------------     ---------------

Pounds of aluminum processed             627,808           580,393          1,270,865           1,149,225
Pounds of zinc processed                  69,434            10,942            126,561              21,499
Percentage of pounds tolled                   59%               72%                60%                 72%
Revenues                          $      184,731     $     124,489     $      359,963     $       251,721
Gross profits                     $       18,773     $      14,174     $       36,780     $        27,800


ACQUISITIONS

In July 1998, the Company completed the acquisition of U. S. Zinc Corporation ("U. S. Zinc") for a total purchase price of approximately $72,000,000.

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee from Alcan Aluminum Corporation for approximately $11,000,000 cash (not including acquisition costs). Also in February 1999, the Company acquired, through its wholly-owned subsidiary, U. S. Zinc, substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee from North American Oxide, LLC for approximately $11,000,000 in cash (not including acquisition costs). Both acquisitions were accounted for using the purchase method of accounting, and their results of operations are included herein since their dates of acquisition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Production.  For the three and six month periods ended June 30, 1999, the
-----------
Company melted 18% and 19%, respectively, more metal than it did during the same periods in 1998. Increased aluminum processing at the Company's Morgantown, Kentucky facility and processing from the zinc facilities acquired in 1998 and 1999 account for the majority of this increase. Significant processing gains were also recorded at the Company's Swansea, Wales facility (which is now operating near its capacity after beginning processing in late 1997) and at the recently acquired Shelbyville, Tennessee facility. Tolling activity for the three and six month periods ended June 30, 1999 represented 59% and 60%, respectively, of total pounds processed, compared to 72% for the same periods in 1998. The Company currently believes that the percentage of tolling business in 1999 will more accurately reflect the levels which can be expected in future periods.

Revenues.  For the three months ended June 30, 1999, revenues increased 48% to
---------
$184,731,000 compared to $124,489,000 for the same period in 1998. In the first six months of 1999, the Company's revenues totaled $359,963,000, which was 43% higher than revenues of $251,721,000 for the same period in 1998. The acquisition of the U. S. Zinc business in July 1998 and the recent acquisitions of the Shelbyville, Tennessee and Clarksville, Tennessee facilities accounted for most of the increase in revenues for the three and six month periods ended June 30, 1999. In addition, higher product sales caused revenues to increase at a greater rate than the rate of increase in processing volumes. As discussed earlier, increased product sales generally result in a higher increase in revenues than a similar increase in tolling business. The U. S. Zinc business is represented by virtually all product sale business. In addition, the Company's specialty alloying activities, which serve the auto component market, primarily consist of product sale business. Increased product sales expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal.

Gross Profit.  Gross profits for the three month period ended June 30, 1999 were
-------------
$18,773,000, an increase of $4,599,000, or 32%, over gross profits for the second quarter of 1998. Gross profits were $36,780,000 for the six months ended June 30, 1999, an increase of $8,980,000, or 32%, over the same period in 1998. The relative increase in gross profit is greater than the increase in processing volumes, due to a higher level of gross profit per pound of processing attributed to the newly acquired U. S. Zinc business (compared to the Company's aluminum processing business), and because of efficiencies gained at the Company's Morgantown, Kentucky facility. Partially offsetting these items were lower levels of activity at two plants which serve the can stock markets and the continuing decrease in the spread between aluminum scrap prices and primary aluminum prices, which had the effect of reducing customer demand for recycled metal.

SG&A Expenses.  Selling, general and administrative expenses for the three month
--------------
periods ended June 30, 1999 and 1998 were $6,785,000 and $4,178,000, respectively, an increase of 62%. Selling, general and administrative expenses for the six month periods ended June 30, 1999 and 1998 were $12,935,000 and $8,185,000, respectively, an increase of 58%. The increase for both the three and six month periods ended June 30, 1999, is primarily due to higher employee and selling costs attributable principally to the acquisition of U.S. Zinc.

Amortization Expense.  Amortization expense for the three month periods ended
---------------------
June 30, 1999 and 1998 was $1,189,000 and $748,000 respectively, an increase of 59%. Amortization expense for the six month periods ended June 30, 1999 and 1998 was $2,227,000 and $1,481,000, respectively, an increase of 50%. The increase for both the three and six month periods ended June 30, 1999, is due almost entirely to amortization of additional goodwill recorded as a result of the U. S. Zinc, Shelbyville, Tennessee and Clarksville, Tennessee acquisitions discussed above. See "ACQUISITIONS."

Interest.  Interest expense, net of interest income, for the three month periods
---------
ended June 30, 1999 and 1998 was $2,780,000 and $1,705,000, respectively, an increase of 63%. Interest expense, net of interest income, was $5,640,000 for the first six months of 1999, or 57% higher than $3,600,000 for the first six months of 1998. The increases for both the three month and six month periods ended June 30, 1999, are because of higher amounts of debt outstanding in 1999 compared to 1998, primarily resulting from the 1998 and 1999 acquisitions. See "LIQUIDITY AND CAPITAL RESOURCES."

Net Earnings.  Net earnings increased 9% to $5,473,000 for the three month
-------------
period ended June 30, 1999 compared to $5,011,000 for the same period in 1998 and increased 10% to $10,614,000 for the first six months of 1999 compared to $9,622,000 for the same period in 1998. The increase was primarily the result of increased processing volume provided by new plant construction, expansions and acquisitions completed in 1998 and 1999. Partially offsetting the volume increase was an increase in interest expense, amortization expense and selling, general and administration due to a higher level of borrowing, the effects of recent acquisitions and the operation of more production facilities, respectively. The Company recorded a slight increase in its effective income tax rate from 36.8% to 37.0% for the second quarter of 1998 and 1999, respectively, and from 36.9% to 37.4% for the first half of 1998 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Operations provided $10,538,000 and $34,182,000 of
--------------------------
cash during the first six months of 1999 and 1998, respectively. Changes in operating assets and liabilities utilized $13,526,000 of cash for the first six months of 1999 compared to generating cash of $14,515,000 for the same period in 1998. The change in usage of net operating assets and liabilities was primarily due to the increase in revenues in 1999, as discussed above, which resulted in increases in receivables. The change in usage of net operating assets and liabilities was partially offset by higher net earnings in 1999 of $10,614,000 compared to $9,622,000 for 1998 and higher depreciation and amortization of $13,030,000 in 1999 compared to $10,152,000 in 1998.

Cash Flows from Investing Activities. During the six months ended June 30, 1999,
------------------------------------
net cash used by investing activities were $34,334,000 compared to $16,047,000 for the same period in 1998.

During the first quarter of 1999, the Company spent $21,619,000 (net of cash acquired) on the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. See "ACQUISITIONS." There were no acquisitions during the six months ended June 30, 1998. In addition, the Company's total payments for property, plant and equipment in the first six months of 1999 decreased to $12,507,000, compared to $16,149,000 spent in the first six months of 1998. Capital expenditures for property, plant and equipment in 1999 are expected to be approximately $35,000,000. Major 1999 projects include the installation of an Enterprise Resource Planning (ERP) software system, installation of new furnaces at the Millington, Tennessee and Uhrichsville, Ohio facilities and the construction of a new aluminum alloying facility near Saginaw, Michigan.

Cash Flows from Financing Activities. Net cash provided by financing activities
------------------------------------
was $27,419,000 for the six months ended June 30, 1999, compared to net cash used by financing activities of $9,847,000 in the same period of 1998. In the first half of 1999, the Company borrowed $33,000,000 under its revolving line of credit, most of which was used in the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. (see "ACQUISITIONS" above), and the remainder of the funds were used to finance additional working capital requirements. In the six month period ended June 30, 1998 the Company had net payments of $9,225,000 on its long-term revolving credit facility. At June 30, 1999 the Company had approximately $185,000,000 in indebtedness outstanding under its long-term revolving credit facility, $5,000,000 of which is included in current maturities of long-term debt (see below). In addition, there were standby letters of credit outstanding with several banks totaling $2,202,000.

Financing activities also included cash payments of $1,971,000 in dividends for the first six months of 1999 compared to $1,660,000 for the same period in 1998. In addition, $649,000 was used to purchase 55,000 shares of common stock in open market transactions,which will be held as treasury stock. No repurchase transactions occurred in the first six months of 1998.

As of June 30, 1999, the Company had approximately $14,200,000 available for borrowing under its reducing revolving line of credit facility. The terms of the Company's Credit Agreement presently provide that the maximum amount which may be borrowed under the Credit Agreement will be reduced from $200,000,000 to $180,000,000 effective on December 31, 1999. The Company believes that its cash on hand, the availability of funds under its lines of credit and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans. The Company has experienced and expects to continue to experience substantial capital funding requirements for its new facilities, potential acquisitions and capital and environmental improvement programs. While the Company believes it has sufficient funds available to fund its current needs, securing additional financing sources may be necessary to maintain its recent rate of growth and is presently reviewing alternative sources of funding for these activities.


ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances that (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances (together, "Environmental Laws"). It is possible that more rigorous Environmental

Laws will be enacted that could require the Company to make substantial expenditures in addition to those referred to in this Form 10-Q and in other filings made by the Company.

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


YEAR 2000 COMPLIANCE

The Company relies on software and hardware technology for its information and data processing and for the delivery of its services. The Company has established a comprehensive plan to address potential Year 2000 compliance problems resulting from the computer programs written utilizing two digits, instead of four, to represent the year. The Company's embedded systems (or non-information technology systems) include office equipment such as phone and voicemail systems, fax machines, copiers, and postage machines, as well as environmental and manufacturing control systems at its plants. These environmental and manufacturing systems at Company plant locations consist of items such as scales, process controllers, programmable logic controllers, adjustable frequency drives, and radiation detection systems.

The Company has completed a physical inventory of its information technology computer hardware and software, and its embedded systems at each facility. The Company's assessment phase, currently in progress, entails obtaining manufacturer and developer year 2000 compliance information about embedded systems and software. This process is ongoing and is currently expected to be completed in the third quarter of 1999.

All personal computer hardware compliance testing and remediation is anticipated to be completed in the third quarter of 1999. Testing of embedded systems and desktop application software is ongoing and is now expected to be completed by September 1999.

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

The Company cannot presently determine the impact on its customers and suppliers in the event that they may not be Year 2000 compliant, and in such event, whether such noncompliance may have a material adverse effect on the Company's results of operations or financial position. The Company has contacted its customers and suppliers (through written questionnaires and verbal inquiries) to determine the status of their respective Year 2000 compliance programs and is currently reviewing the responses and taking additional actions, such as further inquiries and personal follow up interviews, on an as needed basis.

An unexpected or widespread Year 2000 problem involving the Company and/or its suppliers and customers could result in a significant interruption to the Company's normal business operations or activities, which could have a material adverse effect on the Company's business reputation, results of operations and financial position. The Company is preparing for this uncertainty through its remediation efforts and its ongoing investigation of its suppliers and customers referred to above. The Company has not yet developed a contingency plan, but, based upon the results of its assessments and investigations discussed above, intends to develop such a plan. Currently, the development of such a contingency plan is anticipated to be completed in the third quarter of 1999.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2. "MANAGEMENT'S DISCUSSION AND
                                      -------
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future capacity, volumes, revenues, earnings, costs, margins and expenses; the ability of the Company to be able to continue to grow its business at recent rates of growth; anticipated refinancings of the Company's debt facilities; the expected effects of strikes or work stoppages at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; future prices for metals; projected completion dates and anticipated technological advances; prospects for the Company's joint venture partners to purchase a portion of the Company's joint venture interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business; future costs and asset recoveries; future operations, demand and industry conditions; future capital expenditures and future financial condition; becoming "Year 2000" compliant; and the impact of the "Year

2000" transition on the operations, results of operations and financial condition of the Company, its customers and suppliers. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of product sales business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, business conditions and growth in the aluminum and zinc industries and aluminum and zinc recycling industries, the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technology, and future levels and timing of capital expenditures.

These statements are further qualified by the following:

* Estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions, general economic and financial market conditions, and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

* The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile, which could affect the Company's product sales metals business. The Company's use of contractual arrangements including long-term agreements and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it. Lower market prices for primary metals may adversely affect the demand for the Company's recycled metals.

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

* The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations.


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 1999, and for the three and six month periods then ended prior to filing, and their report is included herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

There have been no material changes regarding market risk and the Company's derivative instruments during the second quarter of 1999. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

In a private transaction, the Company issued a total of 4,000 shares to two retiring directors of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

The Annual Meeting of Stockholders of the Company was held on May 12, 1999, at which the election of two Class III Directors, approval of the Company's Employee Stock Purchase Plan, approval of the Company's Annual Incentive Compensation Plan and the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for 1999 were considered. Hugh
G. Robinson was elected as a director and received 12,692,823 votes for his election, with 339,211 votes withheld. William Warshauer was elected as a director and received 12,710,324 votes for his election, with 321,710 votes withheld. The following directors continued in office: Don V. Ingram, Steve Barlett, Jeb Hensarling, Don Navarro and John J. Fleming. The adoption of the Company's Employee Stock Purchase Plan was approved with 12,548,792 votes in favor of the adoption, 442,662 votes against and 40,580 votes abstaining. The adoption of the Company's Annual Incentive Compensation Plan was approved with 12,584,540 votes in favor of the adoption, 359,249 votes against and 88,244 votes abstaining. Ernst & Young LLP was ratified as independent public accountants for the Company for 1999 and received 12,897,870 votes for their ratification, 53,600 votes against and 14,291 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     10.1  IMCO Recycling Inc. Annual Incentive Compensation Plan

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27  Financial Data Schedule

(b)  Reports on Form 8-K:

     None filed during quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMCO Recycling Inc.
                                    (Registrant)


Date:  August 13, 1999              By: /s/  ROBERT R. HOLIAN
                                       ----------------------
                                    Robert R. Holian
                                    Senior Vice President
                                    Controller and Chief Accounting Officer

                    Independent Accountants' Review Report



Stockholders and
Board of Directors
IMCO Recycling Inc.


We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of June 30, 1999, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six-month periods ended June 30, 1999, and 1998. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
July 26, 1999