Form 10-Q
period 1999-09-30
IMCO RECYCLING INC
filed 1999-11-12
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 29, 1999.

                   Common Stock, $0.10 par value, 16,548,714
                   -----------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             September 30,         December 31,
                                                                                 1999                  1998
                                                                            --------------         ------------
                                                                             (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                     $  2,802            $  6,075
    Accounts receivable, net of allowance of $2,682 and $1,616 at
        September 30, 1999 and December 31, 1998, respectively                     120,703               84,446
    Inventories                                                                     60,780               50,921
    Deferred income taxes                                                            2,407                4,093
    Other current assets                                                             5,881                6,302
                                                                            --------------         ------------
         Total Current Assets                                                      192,573              151,837
Property and equipment, net                                                        185,491              168,505
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $10,140 and $7,156 at
    September 30, 1999 and December 31, 1998, respectively                         118,114              112,559
Investments in joint ventures                                                       14,223               14,502
Other assets, net                                                                    6,733                9,155
                                                                            --------------         ------------
                                                                                  $517,134             $456,558
                                                                            ==============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                              $ 87,180             $ 67,089
    Accrued liabilities                                                             12,953               10,365
    Current maturities of long-term debt                                               195                1,415
                                                                            --------------         ------------
         Total Current Liabilities                                                 100,328               78,869
Long-term debt                                                                     194,992              168,700
Deferred income taxes                                                               13,755               12,820
Other long-term liabilities                                                          8,426                8,861

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                          -                    -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,108,620 issued at September 30, 1999; 17,048,585 issued
     at December 31, 1998                                                            1,711                1,705
Additional paid-in capital                                                         106,837              106,046
Retained earnings                                                                  100,509               87,214
Accumulated other comprehensive loss from foreign currency
    translation adjustments                                                         (2,124)                (902)
Treasury stock, at cost; 575,906 shares at September 30, 1999;
    530,539 shares at December 31, 1998                                             (7,300)              (6,755)
                                                                            --------------         ------------
         Total Stockholders' Equity                                                199,633              187,308
                                                                            --------------         ------------
                                                                                  $517,134             $456,558
                                                                            ==============         ============

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                    For the three months             For the nine months
                                                                     ended September 30,              ended September 30,
                                                              ------------------------------    ------------------------------
                                                                    1999             1998             1999             1998
                                                              -------------    -------------    -------------    -------------
Revenues                                                           $191,464         $153,651         $551,427         $405,372
Cost of sales                                                       172,194          136,959          495,377          360,880
                                                              -------------    -------------    -------------    -------------
Gross profits                                                        19,270           16,692           56,050           44,492
Selling, general and administrative expense                           7,530            5,828           20,465           14,013
Amortization expense                                                  1,222            1,092            3,449            2,573
Interest expense                                                      3,064            2,633            8,989            6,432
Interest and other income                                              (275)            (381)            (826)            (580)
Equity in earnings of affiliates                                       (798)            (429)          (1,818)          (1,457)
                                                              -------------    -------------    -------------    -------------
Earnings before provision for income taxes and
   minority interests                                                 8,527            7,949           25,791           23,511
Provision for income taxes                                            2,830            2,942            9,291            8,679
                                                              -------------    -------------    -------------    -------------
Earnings before minority interests                                    5,697            5,007           16,500           14,832
Minority interests, net of provision for income taxes                    52               39              241              242
                                                              -------------    -------------    -------------    -------------
Net earnings                                                       $  5,645         $  4,968         $ 16,259         $ 14,590
                                                              =============    =============    =============    =============


Net earnings per common share:
   Basic                                                           $   0.34         $   0.29         $   0.99         $   0.87
   Diluted                                                         $   0.34         $   0.29         $   0.98         $   0.87

Weighted average shares outstanding:
   Basic                                                             16,512           16,904           16,495           16,685
   Diluted                                                           16,682           16,988           16,628           16,841

Dividends declared per common share                                $   0.06         $   0.05         $   0.18         $   0.15

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                      1999               1998
                                                                                --------------     --------------
OPERATING ACTIVITIES
Net earnings                                                                          $ 16,259           $ 14,590
Depreciation and amortization                                                           19,927             16,524
Provision (benefit) for deferred income taxes                                            2,621             (1,550)
Equity in earnings of affiliates                                                        (1,818)            (1,456)
Other noncash charges                                                                    1,815              1,400
Changes in operating assets and liabilities:
    Accounts receivable                                                                (34,716)               850
    Inventories                                                                         (7,113)             2,234
    Other current assets                                                                   797             (1,102)
    Accounts payable and accrued liabilities                                            20,385              2,706
                                                                                --------------     --------------
Net cash provided from operating activities                                             18,157             34,196

INVESTING ACTIVITIES
Payments for property and equipment                                                    (20,617)           (25,338)
Acquisitions, net of cash acquired                                                     (21,480)           (59,502)
Other                                                                                     (899)                33
                                                                                --------------     --------------
Net cash used by investing activities                                                  (42,996)           (84,807)

FINANCING ACTIVITIES
Net proceeds from long-term revolver                                                    28,000             58,775
Proceeds from issuance of long-term debt                                                   679              2,121
Principal payments of long-term debt                                                    (3,609)              (835)
Dividends paid                                                                          (2,963)            (2,511)
Purchases of treasury stock                                                               (649)            (1,438)
Other                                                                                      164               (149)
                                                                                --------------     --------------
Net cash provided from financing activities                                             21,622             55,963
                                                                                --------------     --------------

Effect of exchange rate differences on cash and cash equivalents                           (56)                65

Net (decrease) increase in cash and cash equivalents                                    (3,273)             5,417
Cash and cash equivalents at January 1                                                   6,075                405
                                                                                --------------     --------------
Cash and cash equivalents at September 30                                             $  2,802           $  5,822
                                                                                ==============     ==============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                            $  9,135           $  6,375
Cash payments for income taxes                                                        $  7,408           $  8,292
Fair value of the shares and warrants issued in the acquisition of
 U. S. Zinc Corporation                                                                      -           $  8,500

                     IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1999
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year statements to conform to the current year presentation.


NOTE B - INVENTORIES

The components of inventories are:

                                   September 30,         December 31,
                                       1999                  1998
                                  --------------        --------------
Finished goods                           $27,530               $26,668
Raw materials                             31,160                23,012
Supplies                                   2,090                 1,241
                                  --------------        --------------
                                         $60,780               $50,921
                                  ==============        ==============


NOTE C - LONG-TERM DEBT

In February 1999, the Company borrowed, under its long-term revolving credit facility, approximately $22,000,000 to fund the acquisitions of substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee and a zinc oxide production facility located in Clarksville, Tennessee.

At September 30, 1999 the Company had $180,000,000 in indebtedness outstanding under its long-term revolving credit facility.

On October 25, 1999, the Company amended and restated the terms of its long-term credit facility with its lenders (the "Second Amended and Restated Credit Agreement"). The Second Amended and Restated Credit Agreement provides for a credit facility of up to $250,000,000. The Company has the option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate, and, subject to approval by the lenders, these additional commitments could increase the revolving credit facility to $300,000,000. The Second Amended and Restated Credit Agreement allows the Company to issue up to $125,000,000 in convertible subordinated debt, subject to certain terms and conditions. In addition, up to $12,000,000 available under the Second Amended and Restated Credit Agreement may be used, by the Company, for letters of credit. The entire balance of debt outstanding under the Second Amended and Restated Credit Agreement will mature in December 2003. Indebtedness under the Second Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company must pay a commitment fee for unborrowed amounts available under the revolving facility at a rate based upon the Company's ratio of debt to total capitalization. As of October 25, 1999, the Company had $194,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $54,800,000 available for borrowing.

The Second Amended and Restated Credit Agreement imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness, (ii) maintenance of certain financial ratios, (iii) limitations on dividends on and repurchases of shares of capital stock, and (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. The annual limitations for cash dividends on capital stock are as follows: $6,000,000 per year for 1999 and 2000, and $8,000,000 for each year after 2000. In addition, the Second Amended and Restated Credit Agreement authorizes repurchases of up to 398,900 shares of the Company's common stock not to exceed a purchase price of $15,000,000. The indebtedness under the Second Amended and Restated Credit Agreement is secured by substantially all of the Company's personal property (including inventories, accounts receivable and equipment) and a first lien mortgage on certain real property related to seven of the Company's operating plants, as well as a pledge of the capital stock of certain of the Company's subsidiaries.

NOTE D - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share:

                                                     Three months ended               Nine months ended
                                                        September 30,                   September 30,
                                               -----------------------------   -----------------------------
                                                    1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Weighted average shares outstanding
  for basic earnings per share                        16,512          16,904          16,495          16,685
Effect of employee stock options                         170              84             133             156
                                               -------------   -------------   -------------   -------------
Weighted average shares outstanding
  for diluted earnings per share                      16,682          16,988          16,628          16,841
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

The Illinois Environmental Protection Agency ("IEPA") has notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its potential liability (if any) at this site will have a material adverse effect on its financial position or results of operations.


NOTE F - OTHER COMPREHENSIVE INCOME

As of September 30, 1999 the Company's foreign currency translation adjustment increased to $2,124,000 from $902,000 as of December 31, 1998. This resulted in other comprehensive income of $1,035,000 for the three month period ended September 30, 1999 and a loss of $1,222,000 for the nine month period ended September 30, 1999. Foreign currency translation adjustments resulted in income of $154,000 for the three month period and $291,000 for the nine month period ended September 30, 1998. This resulted in total comprehensive income of $6,680,000 for the three month period ended September 30, 1999 and $15,037,000 for the nine month period ended September 30, 1999, compared to $5,122,000 and $14,881,000, respectively, for the same periods in 1998.


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations for the three and nine month periods ended September 30, 1999.

In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for one year to fiscal years beginning after June 15, 2000. The Company plans to adopt the statement effective January 1, 2001. The Company is currently evaluating the impact of Statement No. 133.


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

There had been no material change in the Company's segment classifications as of September 30, 1999 as compared to December 31, 1998.

                                              Three months ended                 Nine months ended
                                                  September 30,                    September 30,
                                        -----------------------------     -----------------------------
                                             1999            1998             1999             1998
                                        -------------    ------------     ------------     ------------
Revenues:
     Aluminum                                $143,502        $109,768         $412,913         $354,903
     Zinc                                      47,962          43,883          138,550           50,469
     Intersegment elimination                       -               -              (36)               -
                                        -------------    ------------     ------------     ------------
Total revenues                               $191,464        $153,651         $551,427         $405,372
                                        =============    ============     ============     ============

Income:
     Aluminum                                 $14,306         $12,879          $42,892          $40,518
     Zinc                                       5,269           3,594           12,443            3,938
                                        -------------    ------------     ------------     ------------
Total segment income                           19,575          16,473           55,335           44,456

Unallocated amounts:
     General and administrative expense         6,882           5,180           17,776           12,520
     Amortization Expense                       1,222           1,092            3,449            2,573
     Interest expense                           3,064           2,633            8,989            6,432
     Interest and other income                   (120)           (381)            (670)            (580)
                                        -------------    ------------     ------------     ------------
Earnings before provision for income
     taxes and minority interests             $ 8,527         $ 7,949          $25,791          $23,511
                                        =============    ============     ============     ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   CONDITION AND RESULTS OF OPERATIONS

Most of the Company's processing consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. To a lesser but increasing extent, the Company's processing also consists of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The companies recently acquired by the Company (see "ACQUISITIONS" below) are primarily engaged in product sales activities as opposed to tolling; therefore, the Company has experienced higher levels of product sales relative to tolling in 1999 than in prior periods. This higher level of sales has also increased the Company's working capital requirements and, as a result, will subject the Company to the additional risks associated with price fluctuations in the zinc and aluminum commodity markets.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metal, total revenues and total gross profits (in thousands, except percentages):

                                            Three months ended                       Nine months ended
                                               September 30,                            September 30,
                                     -----------------------------------     ------------------------------------
                                            1999                1998                1999                1998
                                     ---------------     ---------------     ---------------     ----------------
Pounds processed                             717,550             666,255           2,114,976            1,836,847
Percentage of pounds tolled                       62%                 66%                 61%                  70%
Revenues                                    $191,464            $153,651            $551,427             $405,372
Gross profits                               $ 19,270            $ 16,692            $ 56,050             $ 44,492



ACQUISITIONS

In July 1998, the Company completed the acquisition of U. S. Zinc Corporation ("U. S. Zinc") for an aggregate purchase price of approximately $72,000,000.

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee from Alcan Aluminum Corporation for approximately $11,000,000 in cash (not including acquisition costs). Also in February

1999, the Company acquired, through its wholly-owned subsidiary, Midwest Zinc Corporation, substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee from North American Oxide, LLC for approximately $11,000,000 in cash (not including acquisition costs). Both the acquisitions were accounted for using the purchase method of accounting, and their results of operations are included herein since their dates of acquisition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

PRODUCTION.  For the three and nine month periods ended September 30, 1999, the
-----------
Company melted 8% and 15%, respectively, more metal than it did during the same periods in 1998. The aluminum and zinc segments accounted for 87% and 13%, respectively, of the overall production increase for the three month period and 60% and 40%, respectively, of the overall production increase for the nine month period. Tolling activity for the three and nine month periods ended September 30, 1999 represented 62% and 61%, respectively, of total pounds processed, compared to 66% and 70%, respectively, for the same periods in 1998. The Company currently believes the percentage of tolling business in 1999 will more accurately reflect the levels which can be expected in future periods.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                     Three months ended                 Nine months ended
                                         September 30,                    September 30,
                               -----------------------------    ------------------------------
                                     1999            1998             1999             1998
                               -------------    ------------    -------------    -------------
Pounds Processed:
    Aluminum                         650,906         606,047        1,921,771        1,755,140
    Zinc                              66,644          60,208          193,205           81,707
                               -------------    ------------    -------------    -------------
Total Pounds Processed               717,550         666,255        2,114,976        1,836,847
                               =============    ============    =============    =============

Percentage Tolled:
    Aluminum                              67%             71%              66%              72%
    Zinc                                   5%              9%               5%              20%
Total Percentage Tolled                   62%             66%              61%              70%


ALUMINUM PRODUCTION: For the three and nine month periods ended September 30, 1999, the Company melted 7% and 9%, respectively, more aluminum than it did during the same periods in 1998. The increase in aluminum production for the third quarter was primarily due to the following: (1) a significant increase at the Company's Morgantown, Kentucky facility (which was expanded late in the third quarter of 1998), (2) processing from the Shelbyville, Tennessee facility (acquired in February 1999), (3) higher production at the Swansea, Wales facility (which is now operating near its capacity after beginning processing in late 1997) and (4) increases in production at the Post Falls, Idaho and Wendover, Utah facilities due to an increase in scrap supply. The Morgantown, Kentucky, Shelbyville, Tennessee and Swansea, Wales facilities accounted for almost all of the increase in aluminum production for the nine month period ended September 30, 1999. The increases in aluminum production for both the three and nine month periods were partially offset by lower volumes at two of the Company's facilities located in east Tennessee due to a lack of supply of used beverage cans available for recycling from a large customer. The decrease in aluminum percentage tolled is primarily due to the acquisition of the Shelbyville, Tennessee facility, the production of which is dedicated primarily for products sales serving the transportation market.

ZINC PRODUCTION: For the three and nine month periods ended September 30, 1999, the Company melted 11% and 136%, respectively, more zinc than it did during the same periods in 1998. The February 1999 acquisition of the Clarksville, Tennessee facility accounted for virtually all of the increase in zinc production for the third quarter, and the acquisition of U.S. Zinc accounted for virtually all of the increase in zinc production for the nine month period.
The decrease in zinc percentage tolled is primarily due to the Company's 1999 and 1998 acquisitions.

REVENUES.  For the three and nine month periods ended September 30, 1999, the
---------
Company's consolidated revenues increased 25% and 36%, respectively, compared to the same periods in 1998. The aluminum and zinc segments accounted for 89% and 11%, respectively, of the overall revenue increase for the three month period and 40% and 60%, respectively, of the overall revenue increase for the nine month period.

Increased product sales relative to tolling transactions expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal. The Company's aluminum specialty alloying activities, which serve the transportation market, and the Company's zinc segment, primarily consist of product sale business.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                                     Three months ended                Nine months ended
                                        September 30,                    September 30,
                               ----------------------------   ------------------------------
                                    1999            1998            1999            1998
                               -------------   ------------   -------------    -------------
Revenues:
    Aluminum                        $143,502       $109,768        $412,913         $354,903
    Zinc                              47,962         43,883         138,550           50,469
    Intersegment elimination               -              -             (36)               -
                               -------------   ------------   -------------    -------------
Total Revenues                      $191,464       $153,651        $551,427         $405,372
                               =============   ============   =============    =============



ALUMINUM REVENUES: For the three and nine month periods ended September 30, 1999, the Company's aluminum revenues increased 31% and 16%, respectively, compared to the same periods in 1998. For both the three and nine month periods, aluminum revenues increased due to the combination of (1) higher aluminum product sale prices, (2) higher aluminum production volumes as a result of a facility expansion and an acquisition (see "ALUMINUM PRODUCTION" above) and
(3) a decrease in the proportion of volumes from tolling versus product sales (see "ALUMINUM PRODUCTION" above). As discussed earlier, increased product sales generally result in a higher increase in revenues than a similar increase in tolling business.

ZINC REVENUES: For the three and nine month periods ended September 30, 1999, the Company's zinc revenues increased 9% and 175%, respectively, compared to the same periods in 1998. For both the three and nine month periods, zinc revenues increased primarily due to the combination of higher zinc production volumes, with the 1998 and 1999 acquisitions (see "ZINC PRODUCTION" above), and higher zinc product sale prices.

GROSS PROFITS.  For the three and nine month periods ended September 30, 1999,
--------------
the Company's consolidated gross profits increased 15% and 26%, respectively, compared to the same periods in 1998, which increase was primarily attributable to a proportionate increase in total segment income for the three and nine month periods ended September 30, 1999, of 19% and 24%, respectively. The aluminum and zinc segments accounted for 46% and 54%, respectively, of the overall segment income increase for the third quarter and 22% and 78%, respectively, of the overall segment income increase for the nine month period ended September 30, 1999.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                          Three months ended               Nine months ended
                                             September 30,                    September 30,
                                    ----------------------------    ----------------------------
                                         1999            1998            1999            1998
                                    ------------    ------------    ------------    ------------
Segment Income:
     Aluminum                            $14,306         $12,879         $42,892         $40,518
     Zinc                                  5,269           3,594          12,443           3,938
                                    ------------    ------------    ------------    ------------
Total segment income                      19,575          16,473          55,335          44,456

Items not included in gross profits:
     Plant selling expense                   648             648           2,689           1,493
     Equity in earnings of affiliates       (798)           (429)         (1,818)         (1,457)
     Other income                           (155)              -            (156)              -
                                    ------------    ------------    ------------    ------------
Gross Profits                            $19,270         $16,692         $56,050         $44,492
                                    ============    ============    ============    ============


ALUMINUM INCOME: For the three and nine month periods ended September 30, 1999, the Company's aluminum income increased 11% and 6%, respectively, compared to the same periods in 1998. The increases for both the three and nine month periods were primarily due to higher overall aluminum production volumes (see "ALUMINUM PRODUCTION" above). For the third quarter, the relative increase in aluminum income was greater than the increase in aluminum processing volumes, principally due to efficiencies gained at the Company's Morgantown, Kentucky facility. The increase in aluminum income was partially offset by lower margins and operating rates at certain facilities (those principally serving the packaging market) caused by the continuing narrow spreads between primary aluminum prices and certain scrap aluminum prices.

ZINC INCOME: For the three and nine month periods ended September 30, 1999, the Company's zinc income increased 47% and 216%, respectively, compared to the same periods in 1998. The increases for both the three and nine month periods were primarily due to the higher overall zinc production volumes (see "ZINC PRODUCTION" above). In addition, the relative increase in zinc income was greater than the increase in zinc processing volumes due to higher zinc product sale prices and benefits from integrating the Company's previously owned zinc business with the acquired U.S. Zinc and Clarksville, Tennessee facilities.

SG&A EXPENSES.  Selling, general and administrative expenses for the three month
--------------
periods ended September 30, 1999 and 1998 were $7,530,000 and $5,828,000, respectively, an increase of 29%. Selling, general and administrative expenses for the nine month periods ended September 30, 1999 and 1998 were $20,465,000 and $14,013,000, respectively, an increase of 46%. The increase for both the three and nine month periods ended September 30, 1999, is primarily due to higher employee costs attributable to the acquisitions of the U.S. Zinc and the Shelbyville, Tennessee and Clarksville, Tennessee facilities.

AMORTIZATION EXPENSE.  Amortization expense for the three month periods ended
---------------------
September 30, 1999 and 1998 was $1,222,000 and $1,092,000 respectively, an increase of 12%. Amortization expense for the nine month periods ended September 30, 1999 and 1998 was $3,449,000 and $2,573,000, respectively, an increase of 34%. The increase for both the three and nine month periods ended September 30, 1999, is due almost entirely to amortization of additional goodwill recorded as a result of the U.S. Zinc, Shelbyville, Tennessee and Clarksville, Tennessee acquisitions (see "ACQUISITIONS" above).

INTEREST EXPENSE.  Interest expense for the three month periods ended September
-----------------
30, 1999 and 1998 was $3,064,000 and $2,633,000, respectively, an increase of 16%. Interest expense was $8,989,000 for the first nine months of 1999, or 40% higher than $6,432,000 for the first nine months of 1998. The increases for both the three month and nine month periods ended September 30, 1999 are the result of higher amounts of debt outstanding in 1999 compared to 1998, primarily resulting from the 1998 and 1999 acquisitions (see "LIQUIDITY AND CAPITAL RESOURCES" below).

NET EARNINGS.  Net earnings increased 14% to $5,645,000 for the three month
-------------
period ended September 30, 1999 compared to $4,968,000 for the same period in 1998 and increased 11% to $16,259,000 for the first nine months of 1999 compared to $14,590,000 for the same period in 1998. The increase was primarily the result of improved performance by the zinc segment as well as increased processing volume provided by new plant construction, expansions and acquisitions completed in 1998 and 1999. Partially offsetting the volume increase was an increase in interest expense, amortization expense and selling, general and administration expense due to a higher level of borrowing, the effects of recent acquisitions and the operation of more production facilities, respectively. The Company's effective income tax rate decreased to 33% from 37% for the third quarter of 1999 and 1998, respectively, and decreased to 36% from 37% for the nine month periods ended September 30, 1999 and 1998, respectively, due to adjustments recorded in the third quarter of 1999, relating to lower than anticipated 1998 federal income taxes owed.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.  Operations provided $18,157,000 and $34,196,000 of
--------------------------
cash during the first nine months of 1999 and 1998, respectively. Changes in operating assets and liabilities utilized $20,647,000 of cash for the first nine months of 1999 compared to generating cash of $4,688,000 for the same period in 1998. The change in usage of net operating assets and liabilities was primarily due to the increase in revenues in 1999, as discussed above, which resulted in increases in receivables and inventories. The change in usage of net operating assets and liabilities was partially offset by higher net earnings in 1999 of $16,259,000 compared to $14,590,000 for 1998, and higher depreciation and amortization of $19,927,000 in 1999 compared to $16,524,000 in 1998. Accounts receivable, inventories and accounts payable were at higher levels at September 30, 1999 compared to December 31, 1998, due primarily to increased product sales during 1999.

CASH FLOWS FROM INVESTING ACTIVITIES.  During the nine months ended September
------------------------------------
30, 1999, net cash used by investing activities was $42,996,000 compared to $84,807,000 for the same period in 1998. During the first quarter of 1999, the Company spent approximately $21,600,000 (net of cash acquired) on the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. During the third quarter of 1998, the Company spent approximately $59,500,000 (net of cash acquired) on the acquisition of the U. S. Zinc business (see "ACQUISITIONS" above). In addition, the Company's total payments for property, plant and equipment in the first nine months of 1999 decreased to $20,617,000, compared to $25,338,000 spent in the first nine months of 1998. Capital expenditures for property, plant and equipment in 1999 are expected to be approximately $35,000,000. Major 1999 projects include the installation of an Enterprise Resource Planning (ERP) software system, installation of new furnaces at the Millington, Tennessee and Uhrichsville, Ohio facilities and the construction of a new aluminum alloying facility near Saginaw, Michigan.

CASH FLOWS FROM FINANCING ACTIVITIES.  Net cash provided by financing activities
------------------------------------
was $21,622,000 for the nine months ended September 30, 1999, compared to
$55,963,000 for the same period of 1998.   In the first nine months of 1999, the
Company borrowed $28,000,000 under its revolving line of credit, most of which was used in the acquisitions of the Shelbyville and Clarksville, Tennessee facilities (see "ACQUISITIONS" above), and the remainder used to finance additional working capital requirements. In the nine month period ended September 30, 1998 the Company had net borrowings of $58,775,000 on its long-term revolving credit facility, the majority of which was used to fund the cash portion of the acquisition of U.S. Zinc and to repay a portion of U.S. Zinc's outstanding indebtedness under its working capital line of credit facility. At September 30, 1999 the Company had $180,000,000 in indebtedness outstanding under its long-term revolving credit facility. In addition, there were standby letters of credit outstanding with several banks totaling $2,245,000.

Financing activities also included cash payments of $2,963,000 in dividends for the first nine months of 1999 compared to $2,511,000 for the same period in 1998. In addition, for the nine months ended September 30, 1999 and 1998, $649,000 and $1,438,000, respectively, was used to purchase 55,000 and 126,800, respectively, shares of common stock in open market transactions.

On October 25, 1999, the Company amended and restated the terms of its long-term credit facility with its lenders (the "Second Amended and Restated Credit Agreement").

The Second Amended and Restated Credit Agreement provides for a credit facility of up to $250,000,000. The Company has the option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate, and, subject to approval by the lenders, these additional commitments could increase the revolving credit facility to $300,000,000. The Second Amended and Restated Credit Agreement allows the Company to issue up to $125,000,000 in convertible subordinated debt, subject to certain terms and conditions. In addition, up to $12,000,000 available under the Second Amended and Restated Credit Agreement may be used, by the Company, for letters of credit. The entire balance of debt outstanding under the Second Amended and Restated Credit Agreement will mature in December 2003. Indebtedness under the Second Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company must pay a commitment fee for unborrowed amounts available under the revolving facility at a rate based upon the Company's ratio of debt to total capitalization.

The Second Amended and Restated Credit Agreement imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness, (ii) maintenance of certain financial ratios, (iii) limitations on dividends on and repurchases of shares of capital stock, and (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. The annual limitations for cash dividends on capital stock are as follows: $6,000,000 per year for 1999 and 2000, and $8,000,000 for each year after 2000. In addition, the Second Amended and Restated Credit Agreement authorizes repurchases of up to 398,900 shares of the Company's common stock not to exceed a purchase price of $15,000,000. The indebtedness under the Second Amended and Restated Credit Agreement is secured by substantially all of the Company's personal property (including inventories, accounts receivable and equipment) and a first lien mortgage on certain real property related to seven of the Company's operating plants, as well as a pledge of the capital stock of certain of the Company's subsidiaries.

As of October 25, 1999, the Company had $194,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $54,800,000 available for borrowing. The Company believes that its cash on hand, the availability of funds under its revolving line of credit and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans. The Company has experienced and expects to continue to experience substantial capital funding requirements for its new facilities, potential acquisitions and capital and environmental improvement programs.

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

The Illinois Environmental Protection Agency ("IEPA") has notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its potential liability (if any) at this site will have a material adverse effect on its financial position or results of operations.


YEAR 2000 COMPLIANCE

The Company relies on software and hardware technology for its information and data processing and for the delivery of its services and products. The Company has implemented a comprehensive plan to address potential Year 2000 compliance problems resulting from the computer programs written utilizing two digits, instead of four, to represent the year. The Company's embedded systems (or non-information technology systems) include office equipment such as phone and voicemail systems, fax machines, copiers, and postage machines, as well as environmental and manufacturing control systems at its plants. These environmental and manufacturing systems at Company plant locations consist of items such as scales, process controllers, programmable logic controllers, adjustable frequency drives, and radiation detection systems.

The Company has completed a physical inventory of its information technology computer hardware and software and its embedded systems at each facility. The Company's assessment phase entailed obtaining manufacturer and developer Year 2000 compliance information about embedded systems and software.

All personal computer hardware compliance testing and remediation has been completed. Testing of embedded systems and desktop application software is substantially complete and is expected to be complete by late November 1999.

The Company believes that its primary operations and accounting software are Year 2000 compliant. Because of the Company's recent growth and the need to integrate its financial and operating systems, the Company has implemented the financial portion of an enterprise-wide information technology system, which has been tested to be Year 2000 compliant. This integrated system enables the Company to gather more timely and uniform operating and financial information.

The Company identified potential Year 2000 compliance issues with certain of its subsidiaries and a joint venture partner and is expected to complete the software and hardware upgrades and/or installations necessary to achieve Year 2000 compliance by early December 1999.

The Company's cumulative Year 2000 project expenditures have been immaterial to date, and based upon results of current testing, the estimated remaining Year 2000 costs are not expected to be material to the Company's results of operations or financial position. The Company currently believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business, financial position or results of operations.

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

An unexpected or widespread Year 2000 problem involving the Company and/or its suppliers and customers could result in a significant interruption to the Company's normal business operations or activities, which could have a material adverse effect on the Company's business reputation, results of operations and financial position. The Company believes that it has prepared adequate Year 2000 contingency plans with respect to its internal information technology systems and its embedded technology; however, the Company does not have a detailed contingency plan in place to deal with unexpected or widespread Year 2000 problems which may arise from external sources, including disruptions of its fuel and energy sources.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this ITEM 2. "MANAGEMENT'S DISCUSSION AND
                                      -------
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future capacity, volumes, revenues, earnings, costs, margins and expenses; the ability of the Company to be able to continue to grow its business at recent rates of growth; the expected effects of strikes or work stoppages at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; future prices for metals; projected completion dates and anticipated technological advances; prospects for the Company's joint venture partners to purchase a portion of the Company's joint venture interests; future (or extensions of existing) long-term supply contracts with its customers; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future capital expenditures and future financial condition; becoming "Year 2000" compliant; and the impact of the "Year 2000" transition on the operations, results of operations and financial condition of the Company, its customers and suppliers. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of product sales business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, the effect of any continued shortage in used aluminum beverage containers and can scrap at certain facilities, a continuation of reduced spreads between primary aluminum prices and certain aluminum scrap prices, business conditions and growth in the aluminum and zinc industries and aluminum and zinc recycling industries, the extent of "Year 2000" compliance by the Company's suppliers and customers and the Company's information and embedded technology, and future levels and timing of capital expenditures.

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


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 1999, and for the three and nine month periods then ended prior to filing, and their report is included herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

There have been no material changes regarding market risk and the Company's derivative instruments during the third quarter of 1999. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

On August 26, 1999, the Company acquired, in a privately negotiated transaction, all of the capital stock of B&F Metals, Inc. in exchange for 17,890 shares of the Company's Common Stock, which were issued pursuant to the exemption from registration under Rule 505 of Regulation D promulgated under the Securities Act of 1933.

On October 25, 1999, the Company amended and restated its long-term revolving credit facility with its lenders; Chase Securities Inc., as lead arranger and book manager; Bank of America, N.A., as syndication agent; PNC Bank, National Association, as documentation agent; and Chase Bank of Texas, National Association, as administrative agent for the lenders, pursuant to the terms of the Second Amended and Restated Credit Agreement dated as of October 25, 1999. The Second Amended and Restated Credit Agreement contains terms and covenants which impose certain restrictions on the Company. See "NOTE C" of "Notes to Consolidated Financial Statements" in ITEM

1 and ITEM 2--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES-CASH FLOWS FROM FINANCING ACTIVITIES," which are incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     10.1 Second Amended and Restated Credit Agreement dated October 25, 1999 by and among the Company; Subsidiary Guarantors named therein; the Lenders thereunder; Bank of America, N.A.; PNC Bank, National Association and Chase Bank of Texas, National Association

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IMCO Recycling Inc.
                                  (Registrant)


Date:  November 9, 1999           By:     /s/  Robert R. Holian
                                     -----------------------------------
                                  Robert R. Holian
                                  Senior Vice President
                                  Controller and Chief Accounting Officer

                    Independent Accountants' Review Report



Stockholders and
Board of Directors
IMCO Recycling Inc.


We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of September 30, 1999, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Dallas, Texas
October 26, 1999