Form 10-K405
period 1999-12-31
IMCO RECYCLING INC
filed 2000-03-27
CIK 202890

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

           [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X   No___
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, the aggregate market value of voting and non-voting common equity held by nonaffiliates of the Registrant was $118,262,723.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2000.

                   Common Stock, $0.10 par value, 15,270,028
                   -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM                                                                                 PAGE
----                                                                                 ----
PART I
------
Item 1.      Business                                                                   3

Item 2.      Properties                                                                20

Item 3.      Legal Proceedings                                                         22

Item 4.      Submission of Matters to a Vote of Security Holders                       23

Item 4A.     Executive Officers of the Registrant                                      23

PART II
-------
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                                       25

Item 6.      Selected Financial Data                                                   26

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                       26

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                40

Item 8.      Financial Statements and Supplementary Data                               42

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                                       66

PART III
--------
Item 10.     Directors and Executive Officers of the Registrant                        67

Item 11.     Executive Compensation                                                    67

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                                67

Item 13.     Certain Relationships and Related Transactions                            67


PART IV
-------
Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                                  68


Signatures                                                                             71

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See ITEM 7. "MANAGEMENT'S
                                                        ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance and assumptions underlying those statements. These forward-looking statements may be identified by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes they have a reasonable basis, through management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1.   BUSINESS
-------

GENERAL

IMCO Recycling Inc. recycles aluminum and zinc. It is the largest aluminum recycler in the United States and believes that it is the largest aluminum recycler in the world. The Company's processing of aluminum includes used aluminum beverage cans ("UBCs"), scrap and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces at facilities owned and/or operated by the Company. While the aluminum is in molten form, the Company may blend in other metals to prepare a precise aluminum alloy mixture. The Company then delivers the processed aluminum to customers in molten form or ingots. The Company recovers magnesium in a similar process.

With the acquisition of U.S. Zinc Corporation in July 1998 (see "GROWTH OF BUSINESS" below), the Company believes that it is now the largest recycler of zinc secondaries in the United States. U.S. Zinc uses furnaces to convert zinc scrap and dross into various value-added zinc products, such as zinc oxides, dust and metal.

Most of the Company's processing capacity is utilized to recycle customer-owned materials, for which the Company charges a fee (a service called "tolling"). During 1999, approximately 61% of the Company's total pounds of metal melted involved tolling. The balance of the Company's business involves the purchase of scrap and dross for processing and recycling by the Company for subsequent resale ("product sales" business). Except where the context otherwise requires, the term "Company" as used herein refers to IMCO Recycling Inc. and its subsidiaries.

The Company's business has benefited from the trend to include recycled materials in finished products, the growth in the production and recycling of UBCs and the increasing utilization of aluminum in automotive components. According to The Aluminum Association, over the past 20 years, U.S. production of recycled aluminum has more than doubled to 7.6 billion pounds from 3.3 billion pounds. In addition, recycled aluminum in the U.S. currently represents approximately 33% of the total domestic aluminum supply, compared with 22% in 1978. The U.S. is the world's leading consumer of zinc, currently consuming about one-sixth of the world's production. However, the U.S. is only the fifth largest producer, and consequently is also the largest importer of refined zinc. Over the past several years, U.S. zinc recycling has grown at three times the rate of primary zinc metal production and now accounts for about 40 percent of domestic zinc supply. Worldwide, about 80% of zinc resources available for recycling are recovered. This accounts for some 36% of world zinc supply.

The Company's aluminum customers include some of the world's major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the aluminum metal processed by the Company is used to produce products for the transportation, packaging and construction industries, which constitute the three largest aluminum markets. Due to the increasing use of aluminum in automotive components, much of the Company's recent growth has been directed toward serving the transportation sector, which has been the largest and fastest-growing aluminum market in recent years. The Company's principal aluminum customers include Aluminum Company of America ("Alcoa"), Commonwealth Aluminum Corporation ("Commonwealth"), Kaiser Aluminum Corporation ("Kaiser"), Ford Motor Company ("Ford"), Ravenswood Aluminum Corporation ("Ravenswood"), General Motors Corporation ("GM"), Toyota Tsusho America, Inc., Nelson Metals and Wise Metals Company ("Wise Metals").

The Company's zinc customers include some of the world's major tire and rubber producers and galvanizers, steel companies and other processors, including Goodyear Tire & Rubber Co., Michelin Tire, Bethlehem Steel and Dow Agrosciences.

STRATEGY

The Company's strategy is to participate in sectors of the nonferrous metals recycling industry in which it believes it can provide customers with a technology-based, value-added service and in which it can develop significant market share. The Company believes that it has been successful in differentiating its aluminum recycling services from those of its competitors through:
     . operating technologies that are designed to produce higher metal recovery yields,
     . the strategic location of facilities in close proximity to customers, providing for both stronger customer ties and greater convenience and accessibility for its customers,
     . the ability to deliver recycled aluminum in molten form for just-in-time delivery, thereby saving customers the expense of remelting aluminum ingots, and
     . its environmental technologies and practices, including dedicated disposal facilities and a proprietary process developed by the Company used to recover aluminum from by-products of the recycling process.

The Company believes that it has been successful in differentiating its zinc value-added products from those of its competitors through:
     . operating technologies that are designed to produce lower cost, higher quality products,
     .    the strategic location of facilities in close proximity to customers, and
     .    customized packaging that meets customers' specifications.

To achieve its objectives, the Company focuses on internal expansion as well as growth through strategic acquisitions, vertical integration of its operations and services, and operational efficiencies through technological innovation.

Expansion. Since 1993, the Company has increased its number of facilities and
---------
capacity through acquisitions of existing facilities, construction of new facilities and expansion of existing facilities. As of March 31, 1993, the Company owned and operated five recycling plants, which had an aggregate annual processing capacity of 735 million pounds of aluminum and 50 million pounds of other metals. As of December 31, 1999, the Company owned and operated 24 recycling and processing plants, which have an aggregate annual melting capacity of approximately 2.9 billion pounds of aluminum and 290 million pounds of zinc, for a total annual processing capacity of 3.2 billion pounds.

In February 1999, the Company acquired substantially all the assets of an aluminum alloying facility in Shelbyville, Tennessee, which has an annual capacity of 140 million pounds, and a zinc oxide facility in Clarksville, Tennessee, which has an annual capacity of approximately 40 million pounds. Additionally, in March 1999, the Company announced plans to construct an aluminum alloying facility near Saginaw, Michigan to supply molten aluminum to GM under a new long-term supply agreement. In addition, the Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Gu(beta) and Recycling GmbH ("VAW-IMCO"), which has an annual melting capacity of 480 million pounds, and an aluminum recycling facility in Swansea, Wales, which has an annual melting capacity of 100 million pounds. The Company expects that planned expansions will add approximately 200 million pounds of annual processing capacity during 2000 and 2001. See "GROWTH OF BUSINESS" below.

Expansion of the Company's network of facilities in the U.S. enables the Company to allocate processing work among its facilities, thereby maximizing utilization of capacity and absorbing excess demand. The Company intends to continue expanding its business by targeting growing markets, such as the automotive market, constructing additional recycling facilities, expanding and improving its existing facilities and acquiring or partnering with similar recycling businesses or other metals processors. In addition, the Company plans to continue seeking foreign sites for its recycling facilities where market conditions warrant.

Vertical Integration. The Company also seeks business opportunities that combine
--------------------
its traditional recycling services with downstream processing operations that more directly serve manufacturers and other end-users. The Company's subsidiary, Alchem Aluminum, Inc., manufactures and sells specification aluminum alloy products for automotive equipment manufacturers. The Company's Shelbyville, Tennessee acquisition in February 1999 expanded the Company's capacity to serve this market. Further expansion will occur with the construction of the new aluminum alloying facility near Saginaw, Michigan.

Technological Innovation. The Company's facilities and equipment are continually
------------------------
improved and updated through plant modernization programs, including technological advancements designed to improve operational efficiencies. Between January 1, 1992 and December 31, 1999, the Company made capital expenditures and joint venture investments totaling $169 million in new plant and equipment (excluding acquisitions of existing companies or facilities). These investments have increased the Company's productivity, market share and total processing capacity.

Customer Service. The Company is dedicated to maintaining customer satisfaction
----------------
and seeks to develop new methods and processes to better serve its customers. The Company emphasizes a strong commitment to customer service by offering:
     .    high metal recovery rates,
     .    high quality of metal recovered,
     .    more precise specifications for alloyed metals,
     .    advanced environmental technology and practices,
     .    facilities conveniently located near its customers, and
     .    customized packaging.

Through long-term relationships with primary producers and other customers, the Company maximizes its production capabilities while providing customers with a reliable source for their product requirements.

Handling of By-Products. Much of the salt cake (a by-product of aluminum
-----------------------
recycling that is not classified as hazardous) generated by the Company's operations is brought to a processing facility at the Morgantown, Kentucky plant site where aluminum is recovered through materials separation technology. After processing, the salt cake residue is placed in a Company-owned, synthetically lined landfill that is built to hazardous waste standards. Disposal of salt cake in this manner helps protect customers from the possibility of a future cleanup liability. The Company also recycles salt cake with a patented wet-milling process employed at both its Goodyear, Arizona facility and its Solar Aluminum Technology Services ("SALTS") joint venture in Wendover, Utah. All other salt cake generated by the Company's operations and airborne contaminants captured by environmental equipment are disposed of in permitted landfills. See "THE RECYCLING/MANUFACTURING PROCESS."

The zinc manufacturing process generates two by-products: zinc oxides and zinc fines. These are either sold to third parties or melted in another process in the zinc manufacturing cycle. Thus, there is no significant disposal issue in the zinc process.

GROWTH OF BUSINESS

Since its inception, the Company has increased its number of facilities and capacity through acquisitions, construction of new facilities and expansion of existing facilities. See ITEM 2. "PROPERTIES." Beginning in 1995, this growth
                         ------
strategy was accelerated, as evidenced by the following table:

  YEAR                      ACQUISITION                               CONSTRUCTION/EXPANSION
--------    -------------------------------------------     -----------------------------------------
1995        Formation of VAW-IMCO joint venture (IMCO
            owns a 50% interest)

            Acquisition of an aluminum recycling
            facility in Bedford, Indiana

            Acquisition of Metal Mark, Inc. (aluminum recycling plants in Illinois and Missouri)

1996                                                        Construction of a salt cake processing
                                                            facility in Morgantown, Kentucky

                                                            Construction of Coldwater, Michigan
                                                            aluminum recycling facility

1997        Acquisition of IMSAMET, Inc. (aluminum          Construction of Swansea, Wales aluminum
            recycling plants in Idaho, Arizona and          recycling facility
            Utah and a 50% interest in SALTS, a salt
            cake processing facility)                       Expansion of capacity at Sapulpa,
                                                            Oklahoma facility
            Acquisition of Rock Creek Aluminum, Inc.
            (2 Ohio facilities processing aluminum
            dross and scrap into aluminum
            metallurgical products used in steel
            making)

            Acquisition of Alchem Aluminum, Inc. (a
            Michigan facility producing specification aluminum alloys for automotive manufacturers and suppliers)

1998        Acquisition of U.S. Zinc Corporation (5         Expansion of capacity at Grevenbroich,
            zinc recycling and value-added zinc             Germany facility
            products facilities in Texas, Illinois
            and Tennessee)

1999        Acquisition of an aluminum alloying             Expansion of capacity at Uhrichsville,
            facility in Shelbyville, Tennessee and          Ohio facility
            a zinc oxide production facility in
            Clarksville, Tennessee

2000                                                        Construction scheduled to begin on
                                                            Saginaw, Michigan aluminum alloying plant
                                                            (to serve nearby GM metal casting plant)
                                                            scheduled to begin operations in late 2000

                                                            Planned expansion of Goodyear, Arizona,
                                                            Clarksville, Tennessee and Millington,
                                                            Tennessee facilities

CERTAIN FACTORS

For descriptions of certain factors affecting the Company, including commitments and contingencies which subject the Company to certain continuing risks, see (i) "ENVIRONMENTAL MATTERS" below, (ii) ITEM 3. "LEGAL PROCEEDINGS," (iii) ITEM 7.
                                    ------                             ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and
(iv) NOTE K--"OPERATIONS" of Notes to Consolidated Financial Statements.

SEGMENT REPORTING

With the acquisition of U.S. Zinc in July 1998, the Company has two business segments that meet the reporting requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." See NOTE L--"SEGMENT INFORMATION" of Notes to Consolidated Financial Statements. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake activities. In addition, this segment includes the Company's magnesium melting activities, which represent less than 1% of consolidated revenues and production. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

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

The Company's metal alloying plant in Coldwater, Michigan manufactures specification aluminum alloy products for automotive equipment manufacturers and their suppliers. The acquisition of the Shelbyville, Tennessee facility and the new facility near Saginaw, Michigan strengthens the Company's ability to serve this market.

The Company's Rock Creek and Elyria, Ohio facilities manufacture a variety of aluminum products that are ultimately used as metallurgical additions in the steel making process, such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. These facilities utilize milling, shredding, blending, testing and packaging equipment to process various types of raw materials, including aluminum dross and scrap, into aluminum products for the steel industry. In addition, these facilities manufacture a wide range of proprietary briquetted products and offer toll briquetting services.

The Company's aluminum business has benefited from the trend to include recycled materials in finished products, and during its early years, from the growth in the use and recycling of aluminum beverage containers. The recycling of UBCs in the United States has increased because of numerous economic, legislative and environmental factors. According to industry estimates, the number of aluminum beverage cans produced has increased from 29.3 billion in

1978 to an annual average of approximately 100 billion in each of the past five years. The number of UBCs recycled increased from 8.0 billion in 1978 to approximately 64 billion in 1998.

The major force behind increased demand for recycled aluminum in recent years has been its greater use in auto and truck components, including body structures. This trend has made the transportation sector the largest and fastest-growing aluminum market. The total amount of aluminum shipped to the North American auto market has more than doubled since 1992 to about 4.2 billion pounds per year.

The average amount of aluminum used per vehicle produced in North America increased to 248 pounds in 1999, some 50% above the 165 pound average in 1990. Major auto makers estimate that this average will rise to 350 pounds or more by 2005. Some 65% of the aluminum contained in cars and trucks is recycled metal, but this percentage is expected to move higher in future years as more usable scrap becomes available.

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

The Company's zinc business has benefited from the growth of secondary zinc refining, which in recent years has increased at three times the rate of primary zinc production. According to published industry reports, it is estimated that secondary zinc now accounts for about 36% of the world's refined zinc output, and it is estimated that the consumption of recycled zinc will account for more than 40% of total worldwide zinc consumption by 2005.

Foreign Opportunities. The Company continues to evaluate expansion opportunities
---------------------
in foreign countries where market conditions warrant. General political and economic conditions in foreign countries could affect the business prospects and financial condition of the Company. Foreign operations are generally subject to risks, including foreign currency exchange rate fluctuations, environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency.

SALES AND LONG-TERM CONTRACTS

Aluminum-General. The Company's principal aluminum customers (see "GENERAL"
----------------
above) use recycled aluminum to produce can sheet, building, automotive and other products. The Company provides products and services to a number of primary and fabricating facilities of Alcoa. During 1999, 1998 and 1997, Alcoa accounted for approximately 7%, 7% and 9%, respectively, of the Company's consolidated revenues, and Ford and its affiliates accounted for approximately 8%, 10% and 2% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively. The Company does not have any long-term commitments with Ford. The loss of Alcoa or Ford as customers would have a material adverse effect upon the business of the Company and its future operating results.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders.

Aluminum-Long-Term Contracts. The Company has secured long-term commitments for
----------------------------
its recycling services with Alcoa, Commonwealth, Aluminum Norf GmbH ("AluNorf"), Kaiser, Wise Metals, PBR Automotive USA LLC ("PBR"), Ravenswood, Reynolds Metals Company ("Reynolds") and GM. For the year ended December 31, 1999 the Company melted 1.3 billion pounds of aluminum pursuant to multi-year contracts with its customers, which represented approximately 45% of the Company's total 1999 aluminum melting volume. The following table describes these multi-year contracts. See ITEM 2. "PROPERTIES--RECYCLING AND PROCESSING FACILITIES" for
               ------
more information about these contracts.

                          IMCO               LENGTH OF             TERMINATION              TYPE OF
     CUSTOMER           PLANT(S)             CONTRACT                 DATE                 CONTRACT
-----------------    ---------------  -----------------------  --------------------  ----------------------
Alcoa - Tennessee    Rockwood,        3 years with automatic   December 2002        Secondary aluminum
                     Tennessee and    2-year renewals                                processing
                     Loudon,
                     Tennessee

Alcoa - Wales        Swansea, Wales   5 year primary term      December 2002        Secondary aluminum
                                      with automatic 3-year                          processing
                                      extensions

AluNorf              VAW-IMCO         5 years                  December 2003        22,000 metric tons of
                     (German                                                         dross processing per
                     plants)                                                         year

Wise Metals          Morgantown,      5 1/2 years              January 2003         10 million pounds of
                     Kentucky                                                        aluminum per month

Commonwealth         Uhrichsville,    10 years                 April 2009           Process all of
                     Ohio                                                            Commonwealth's
                                                                                     Uhrichsville plant
                                                                                     scrap, UBCs and
                                                                                     dross

Kaiser               Post Falls,      4 years                  September 2001        Toll molten and
                     Idaho                                                           ingot aluminum

PBR                  Loudon,          5 years                  January 2003         Secondary aluminum
                     Tennessee                                                       processing

Ravenswood           Uhrichsville,    5 years                  September 2000        Secondary aluminum
                     Ohio                                                            processing

Reynolds             Coldwater,       Volume dependent         Volume dependent      Specialty alloy
                     Michigan,                                                       processing
                     Bedford,
                     Indiana and
                     Shelbyville
                     and Loudon,
                     Tennessee

General Motors       Saginaw,         12 years                 December 2011         Provide alloyed
                     Michigan                                                        molten and ingot
                     (plant under                                                    aluminum to GM's
                     construction)                                                   metal casting facility

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

Zinc. The Company's principal zinc customers use zinc to make tires and other
----
rubber products, industrial paints, fertilizers, specialty chemicals, motor oil and ceramics. Zinc products are also used in the mining and steel galvanizing industries. Most of the Company's zinc products are sold directly to end-users. No single zinc customer accounted for more than 10% of the Company's consolidated revenues in 1999. Most of the Company's contracts with zinc customers are for a term of one year or less. The Company historically has maintained no significant backlog of orders for zinc products.

General. The primary metals industry and the metals recycling industry are
-------
subject to cyclical fluctuations, depending upon the availability and price of unprocessed scrap metal and the level of demand in the metal consuming industries. Temporary reductions in can stock production by aluminum customers have adversely affected the Company's results of operations from time to time, and no assurances can be given that such conditions will not recur. See ITEM 7.
                                                                        ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

The Company sells to both domestic and international customers. Sales to customers in foreign locations accounted for approximately 14% and 13% of consolidated revenues in 1999 and 1998 respectively, and aluminum shipments to customers located in Canada accounted for approximately 8% and 9% of consolidated revenues for 1999 and 1998, respectively. Foreign sales in 1997 were immaterial (less than 3%). See ITEM 7. "MANAGEMENT'S DISCUSSION AND
                                    ------
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and "NOTE L -- SEGMENT INFORMATION" of Notes to Consolidated Financial Statements.

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

After the aluminum is melted, the recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Magnesium is recycled by the same method in a rotary furnace at the Sapulpa, Oklahoma plant. Some of the Company's plants deliver molten aluminum in crucibles directly to their customers' manufacturing facilities. As of December 31, 1999, the Company had the capacity to provide approximately 74% of its processed aluminum in molten form. The molten aluminum is poured directly into the customer's furnace, saving the customer the time and expense of remelting aluminum ingots. The Company normally charges an additional fee for transportation and handling of molten aluminum. The Sapulpa, Oklahoma, Goodyear, Arizona, Wendover, Utah, Chicago Heights, Illinois and Sikeston, Missouri facilities are restricted to delivering aluminum in ingot form, due to the geographical locations of their customers. See ITEM 2.
                                                                         ------
"PROPERTIES."

Alloying. At the Company's metal alloying facilities in Coldwater, Michigan, and
--------
Shelbyville, Tennessee, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to its customers. The Coldwater, Michigan alloying facility generates dross, which is recycled at the Company's adjacent aluminum recycling plant.

By-products. The aluminum recycling process from the Company's rotary furnaces
-----------
produces a by-product called "salt cake," which is formed from the contaminants and coatings on aluminum scrap and dross and the salts added during the aluminum recycling process. Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials. The by-product of processing materials through the reverberatory furnaces is dross, which is then sent to the Company's rotary furnaces for processing.

The Company disposes of its salt cake and certain airborne contaminants ("baghouse dust") in landfills that are used exclusively by the Company or that are permitted specifically to handle the types of materials generated by the Company. Salt cake is not listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company built and operates a lined landfill at its Morgantown, Kentucky facility, the design of which exceeds current requirements for disposal of salt cake and meets RCRA Subchapter "C" hazardous waste standards.

In 1996, the Company completed the construction of a facility adjacent to its Morgantown, Kentucky plant to further process salt cake through the use of a patented materials separation process, and extract additional aluminum that is left after the melting process. The facility's process involves crushing the salt cake and separating the aluminum out of the salt cake. The residual product is then landfilled in the Company's Morgantown, Kentucky landfill. See "ENVIRONMENTAL MATTERS."

Certain of the Company's facilities also recycle salt cake and other by-products from the aluminum recycling process. The Goodyear, Arizona facility processes aluminum scrap and turnings and recycles concentrates from purchased dross and salt cake. These concentrates are first treated in the facility's patented wet milling process, which reduces the volume of material handled, thus allowing for more efficient utilization of capacity. Aluminum oxide, a by-product of the wet milling process, is treated further and sold for use in the production of cement.

Located near the Bonneville Salt Flats, the Company's Wendover, Utah facility processes aluminum concentrates from the adjacent 50%-owned SALTS joint venture and produces aluminum ingots. The SALTS facility recycles salt cake from the Company's Post Falls, Idaho and Wendover, Utah plants into aluminum concentrates, aluminum oxide and salt brine. The clear brine is delivered to the venture's partner, where its chemical content is recycled for multiple uses, including reuse as a flux.

Zinc. Zinc oxide is produced by melting top dross, a low iron-content zinc
----  ----------
by-product of continuous galvanizing, and re-melt die cast, a high zinc-content alloy, in a sweat or premelt furnace. The sweat furnace separates the zinc from other metals contained in the raw material. The molten zinc is then transferred to a muffle furnace, which uses radiant heat to transform the molten zinc into a vapor. The vaporized zinc is sent to a vapor chamber where, upon contact with air, it condenses to zinc oxide. The final manufacturing step is to send the completed product through a vertical cooler to a bag collector where the zinc oxide is collected and custom packaged for shipment.

Zinc Dust. The Company manufactures two types of zinc dust: extra low lead and
---------
regular. Zinc dust with extra low lead content, which is preferred by the domestic industrial paint industry, is produced by converting primary zinc into a molten form using an electro thermal furnace. The Company manufactures regular zinc dust by melting bottom dross, an iron-bearing zinc residue, created during the galvanizing process, and re-melt die cast in a pot or ladle. Next, the molten zinc is fed into a zinc dust retort furnace where the molten metal is vaporized and condensed into raw zinc dust. Finally, the raw zinc dust is processed in a dust mill, where it is screened, sent through a ball mill and then packaged into custom-sized containers.

Zinc metal at the Houston, Texas facility is produced by placing pieces of
----------
oxidized zinc-bearing metals (skimmings) into a ball mill, where the Company separates the oxidic zinc (zinc fines), which are sold as fertilizer additives. After the ball mill process, the metallic zinc-bearing material is melted in an electric induction furnace and is then transferred to a holding furnace for additional refining. Finally, the molten zinc is poured into molds and shipped to galvanizers.

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

OPERATIONS

Aluminum. In its aluminum tolling operations, the Company accepts UBCs; dross
--------
and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have often desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling limits the Company's exposure to the risk of fluctuating metal prices since the Company does not own the material being processed. For the year ended December 31, 1999, approximately 66% of the Company's total pounds of aluminum processed involved tolling. Unlike tolling transactions, product sales transactions increase the Company's exposure to the risk of fluctuating metal prices and working capital requirements. See ITEM 7.
                                                                       ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                -------
RISK."

Zinc. The Company's zinc operations primarily consist of product sales
----
transactions. The Company's product sales from zinc operations represent approximately 95% of its total zinc production.

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

In addition to its increased emphasis on the product sales business, the Company has also entered into an increasing amount of metal brokerage transactions pursuant to which the Company buys metal from primary and other producers and then sells the metal to end users. These transactions involve buying and selling metal without ever processing it. Additionally, in order to facilitate acquiring metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials.

When purchasing metals in the open market for its product sales business, the Company attempts to reduce the risk of fluctuating metal prices by hedging anticipated sales of aluminum and zinc and by avoiding large inventories, except to the extent necessary to allow its plants to operate without interruption. See
ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."
-------

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

The major aluminum producers, some of which are the Company's largest customers, have generally discontinued processing dross, instead focusing their resources on other aspects of aluminum production. UBCs and other scrap are processed by both the secondary recycling industry and the major producers. The Company competes both with other secondary recyclers and their customers when purchasing and processing scrap for the product sales business.

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

Zinc.  The principal factors of competition in the zinc segment are price,
----
customer service and delivery schedules. Competition is generally regionally focused due to high freight costs.

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

For zinc metal, the Company considers primary and secondary zinc producers to be competitors. However, the Company believes that only a minimal threat exists from galvanizers recycling their own by-products, since relatively large capital expenditures, technology costs and internally generated raw material volume represent effective barriers to entry into this market.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Aluminum. The Company does not anticipate having difficulties in obtaining raw
--------
materials for its aluminum operations. However, over the last several years certain locations have experienced from time to time sporadic availability of can sheet and related materials. In the case of product sales business, the primary sources of aluminum and magnesium for recycling and alloying are dross and scrap, which are purchased from both the major aluminum producers and metal traders. Many of the Company's aluminum suppliers are also customers of the Company.

Zinc. As the largest worldwide purchaser of zinc-bearing secondaries, the
----
Company provides its customers an outlet to sell the by-products of their manufacturing processes. A significant portion of the Company's zinc products is produced from secondary materials provided by the galvanizing and scrap metals industries. Secondary zinc-bearing materials consist of top dross generated by continuous galvanizers, bottom dross and skimmings generated by "hot dip" galvanizers, and die cast scrap generated by scrap dealers or remelters. The Company purchases approximately 100,000 tons of these materials each year. The Company also purchases primary zinc to produce high-grade zinc oxide at its Hillsboro, Illinois facility and for metals brokerage purposes.

The Company purchases zinc raw materials from numerous suppliers. Many of the "hot dip" galvanizers, which supply approximately 40% of the aggregate zinc raw materials, are also customers of the Company. This supplier-customer relationship is beneficial since the Company competes with other zinc recyclers for raw materials. The Company's zinc brokerage unit also procures raw materials for use in the Company's zinc manufacturing operations. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

General. The Company's operations are fueled by natural gas, which represents
-------
the second largest component of operating costs. In an effort to acquire the most favorable natural gas costs, the Company has secured some of its natural gas at fixed price commitments for its requirements. Occasionally, when deemed necessary, the Company purchases its natural gas on a spot-market basis. Most of the Company's long-term supply contracts with its customers contain provisions to reflect fluctuations in natural gas prices. See ITEM 7A. "QUANTITATIVE AND
                                                   -------
QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

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

TRANSPORTATION

The Company receives incoming metal by rail and truck. Most of the Company's plants own their own rail siding or have access to rail lines nearby. The Company owns and leases various trucks and trailers to support its business. Customarily, the transportation costs of scrap materials to be tolled are paid by the Company's customers, while the transportation costs of metal purchased and sold by the Company may be paid by either customers or the Company. The Company contracts with third-party transportation firms for hauling some of its solid waste for disposal.

EMPLOYEES

As of January 31, 2000, the Company had 1,960 employees, consisting of 485 employees engaged in administrative and supervisory activities and 1,475 employees engaged in production and maintenance. Labor relations with employees have been satisfactory. The production and maintenance employees at the following Company facilities are represented by the collective bargaining groups set forth below:

                                                                             CONTRACT
   FACILITY                        REPRESENTATIVE                             EXPIRES
--------------      -----------------------------------------------        -------------
Bedford, IN         International Brotherhood of Electrical Workers        April 2000
Rockwood, TN        United Steelworkers of America                         August 2000
Hillsboro, IL       Laborer's International Union of North America         August 2000
Uhrichsville, OH    United Mine Workers of America                         December 2001
Chicago, IL         United Auto Workers                                    June 2002

ENVIRONMENTAL MATTERS

General. The Company's operations, like those of other basic industries, are
-------
subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-K, including future regulations which are expected to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some of the Company's facilities may be required.

The Company's operations may generate certain discharges and emissions, including in some cases off-site dust and odors, which are subject to the Federal Clean Air Act and other environmental laws. From time to time, operations of the Company have resulted or may result in certain noncompliance with applicable requirements under environmental laws. The Company may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, the Company's facilities, may have resulted in soil or groundwater contamination. However, based on environmental investigations conducted by the Company and its consultants and certain indemnities associated with the Company's acquisitions, the Company believes that any such noncompliance or liability under current environmental laws would not have a material adverse effect on the Company's financial position. See ITEM 3. "LEGAL PROCEEDINGS."
                        ------

Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $5,309,000 in 1999, most of which was for air pollution control equipment and landfill capacity additions. Environmental expenditures for 2000 and

2001, which primarily relate to the Company's landfills and air pollution control equipment, are currently estimated to be approximately $3,480,000 and $5,000,000, respectively.

Aluminum. The processing of UBCs, dross and scrap generates solid waste in the
--------
form of salt cake and baghouse dust. Currently, such material is either disposed of at off-site landfills or at the Company's permitted Sapulpa, Oklahoma and Morgantown, Kentucky disposal sites. For example, the Rockwood and Loudon, Tennessee, Bedford, Indiana and Sikeston, Missouri plants currently dispose of the majority of their solid waste by transporting it to the Morgantown, Kentucky plant, where the Company operates a salt cake processing facility which prepares salt cake for landfilling. See ITEM 2. "PROPERTIES--SOLID WASTE DISPOSAL." At
                               ------
the Uhrichsville, Ohio plant, under the Company's supply agreement with Commonwealth, the disposal of all salt cake generated by the Company as a result of its processing for Commonwealth is the responsibility of Commonwealth. Salt cake from all other material processed at the Uhrichsville, Ohio plant is either shipped to the Morgantown, Kentucky plant for disposal or landfilled with a local solid waste management firm. The Goodyear, Arizona facility recycles its own salt cake and sells the by-products to third parties, and the Sapulpa, Oklahoma, Wendover, Utah and Post Falls, Idaho facilities ship their salt cake to the 50%-owned SALTS joint venture for further processing. See "THE RECYCLING/MANUFACTURING PROCESS."

If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown, Kentucky landfill, obtaining other permits (including transportation permits), and landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes, planned utilization rates and remaining landfill capacity, the estimated remaining life of the landfill at the Sapulpa, Oklahoma plant is four years. The Company has constructed a second landfill cell at its Morgantown, Kentucky plant, which was expanded in 1998, and estimates its remaining useful life to be approximately four years. A planned second expansion is expected to provide an additional seven years of useful life. Landfill closure costs for the Company-owned landfills are currently estimated to be approximately $9,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used. See ITEM 2.
                                                                    -------
"PROPERTIES."

Zinc. Several of the zinc manufacturing processes create various by-products
----
which are either sold to downstream processors or re-used internally. Because there are virtually no remaining by-products requiring disposal, the zinc manufacturing process is essentially a "closed loop" process.

ITEM 2.   PROPERTIES
-------

RECYCLING AND PROCESSING FACILITIES

During 1999, the Company owned and/or operated the following facilities as described below:

--------------------------------------------------------------------------------------------------------------------

                                             Estimated    Estimated
                                  Number      Melting     Processing                                      Molten
                       Owned        of       Capacity      Capacity      Year     Year      Materials    Delivery
       Plant          Acreage    Furnaces  (million lbs) (million lbs)   Built   Acquired   Processed    Capability
--------------------------------------------------------------------------------------------------------------------
      ALUMINUM SEGMENT:
--------------------------------------------------------------------------------------------------------------------
Sapulpa, OK             64           7         210           --           1962      --        Alum/Mag        No
--------------------------------------------------------------------------------------------------------------------
Rockwood, TN           238           6         220           --           1985      --          Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Morgantown, KY         552 (a)       7         360           --           1989      --          Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Uhrichsville, OH (g)    42          10         530           --           1992      --          Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Loudon, TN             173           4         220           --            --      1994         Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Bedford, IN             19           4         210           --            --      1995         Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Chicago Hts., IL         9           2         100           --            --      1995         Alum          No
--------------------------------------------------------------------------------------------------------------------
Sikeston, MO            31           2          60           --            --      1995         Alum          No
--------------------------------------------------------------------------------------------------------------------
Morgantown, KY          (a)        (b)          (b)         400           1996      --        Salt Cake       (b)
--------------------------------------------------------------------------------------------------------------------
Post Falls, ID          49           4         280           --            --      1997         Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Goodyear, AZ            40 (c)       4          70 (d)      168            --      1997     Al/Salt Cake      No
--------------------------------------------------------------------------------------------------------------------
Wendover, UT           160 (c)       2          70           --            --      1997         Alum          No
--------------------------------------------------------------------------------------------------------------------
Elyria, OH              12          (e)         (e)          50            --      1997         Alum          (e)
--------------------------------------------------------------------------------------------------------------------
Rock Creek, OH          11          (e)         (e)         100            --      1997         Alum          (e)
--------------------------------------------------------------------------------------------------------------------
Coldwater, MI           75           3         180           --           1997      --          Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Swansea, Wales           5 (c)       2         100           --           1997      --          Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Coldwater, MI (alloys)  47           3         200           --            --      1997         Alum          Yes
--------------------------------------------------------------------------------------------------------------------
Shelbyville, TN         46           2         140           --            --      1999         Alum          No
--------------------------------------------------------------------------------------------------------------------
TOTAL ALUM.                                  2,950          718
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
         ZINC SEGMENT:
--------------------------------------------------------------------------------------------------------------------
Coldwater, MI           27           2          40           --            --      1992      Zinc Metal       No
--------------------------------------------------------------------------------------------------------------------
Houston, TX              4          22          50           --            --      1998       Zinc Dust       No
--------------------------------------------------------------------------------------------------------------------
Houston, TX              7           1          20           --            --      1998      Zinc Metal       No
--------------------------------------------------------------------------------------------------------------------
Chicago, IL              2           6          40           --            --      1998      Zinc Oxide       No
--------------------------------------------------------------------------------------------------------------------
Hillsboro, TN            5           3          50           --            --      1998      Zinc Oxide       No
--------------------------------------------------------------------------------------------------------------------
Millington, TN          17           3          50           --            --      1998      Zinc Oxide       No
--------------------------------------------------------------------------------------------------------------------
Clarksville, TN         15           3          40           --            --      1999      Zinc Oxide       No
--------------------------------------------------------------------------------------------------------------------
TOTAL ZINC                                     290           --
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Consolidated Capacity                        3,240          718
--------------------------------------------------------------------------------------------------------------------
50% Owned Facilities (Aluminum):
--------------------------------------------------------------------------------------------------------------------
  VAW-IMCO, Germany     29          13         480 (f)       --            --      1996         Alum          Yes
--------------------------------------------------------------------------------------------------------------------
  SALTS, Wendover, UT   40          (b)         (b)         168            --      1997       Salt Cake       (b)
--------------------------------------------------------------------------------------------------------------------
 TOTAL CAPACITY                              3,720          886
--------------------------------------------------------------------------------------------------------------------

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

(g)  Subject to option and right of first refusal as described below.

The average operating rates for all of the Company's facilities for 1999, 1998 and 1997 were 96%, 97% and 95%, respectively, of stated capacity. See ITEM 7.
                                                                      ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

In 1996, the Company began its 50% participation in its VAW-IMCO joint venture in Germany. The joint venture owns and operates two recycling and foundry alloy facilities located at Grevenbroich and Toging, Germany. Aggregate annual melting capacity for these two plants is approximately 480 million pounds.

The Company also has five zinc brokerage offices located in California, Texas, Pennsylvania, Canada and Germany.

Under the Company's new Supply Agreement with Commonwealth dated April 1, 1999, the Company granted Commonwealth an option to purchase the Uhrichsville, Ohio facility, exercisable 90 days before the end of the ninth contract year under the contract (presently, between January 1 and March 30, 2008). In the event of a "change of control" of the Company (as defined in the Supply Agreement), the exercise date of this option would be accelerated to a date before the change of control event. The exercise price is based on varying multiples of EBITDA for the facility (five times EBITDA in the case of a non-change of control exercise). In addition, the Company granted Commonwealth a right of first refusal in the event the Company desires to sell the facility in a non-change of control situation. In the event of a "change of control" of Commonwealth, then Commonwealth's option and right of first refusal would automatically terminate. These potential purchase prices may be above or below the fair value of the Uhrichsville, Ohio plant. Should Commonwealth exercise these rights, there can be no assurance that the production or earnings attributable to the Uhrichsville, Ohio facility could be replaced, and the Company's cash flows and net earnings could be adversely affected.

SOLID WASTE DISPOSAL

The Company completed a new landfill cell adjacent to its plant in Morgantown, Kentucky in 1996. All of the waste generated from the salt cake processing facility at the Morgantown site is deposited in this landfill. Management anticipates that this new landfill cell, which was expanded during 1998 and is designed to be expanded again, will serve the Company's landfilling needs for the majority of the salt cake generated by facilities currently owned by the Company in the Eastern United States for the next 11 years, based on current utilization. The Company also owns a landfill at its Sapulpa, Oklahoma plant, which is estimated to have four years' useful life remaining, based on planned utilization. The Goodyear, Arizona facility recycles its own salt cake and sells the by-products to third parties, and the Sapulpa, Oklahoma, Wendover, Utah and Post Falls, Idaho facilities ship their salt cake to the 50%-owned SALTS joint venture for further processing. See ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS."
                                    -------

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 39,866 square feet of office space for certain of its executive, financial and management functions. This lease expires in January 2007. In Houston, Texas, the Company owns approximately 30,000 square feet of office space for certain of its financial and management functions for its zinc operations.

The Company believes that its plants and equipment are maintained in good operating condition. Properties and improvements at the Company's Rockwood and Loudon, Tennessee, Sapulpa, Oklahoma, Morgantown, Kentucky, Bedford, Indiana, Chicago Heights, Illinois and Post Falls, Idaho plants are mortgaged to secure senior indebtedness. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         -------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES" and NOTE F--"LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT" of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS
-------

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or its results of operations.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1999.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
--------

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

Name                 Age     Position
----                 ---     --------
Don V. Ingram         64     Chairman of the Board and Chief Executive Officer

Richard L. Kerr       57     President and Chief Operating Officer

Paul V. Dufour        60     Executive Vice President, Chief Financial Officer

Denis W. Ray          51     Executive Vice President, Domestic Aluminum
                             Operations

Thomas W. Rogers      53     Senior Vice President, Sales and Marketing,
                             Aluminum Recycling Division

C. Lee Newton         56     Senior Vice President, Technology, Engineering and
                             Environmental

Robert R. Holian      47     Senior Vice President, Controller and Chief
                             Accounting Officer

James B. Walburg      46     Senior Vice President, Finance and Administration
                             and Treasurer

M. Russ Robinson      42     President, U.S. Zinc Corporation

Don V. Ingram has served as a director of the Company since 1988 and as Chairman of the Board since 1994. He was elected Chief Executive Officer of the Company in February 1997. Mr. Ingram played a major role in the formation of the Company in 1986.

Richard L. Kerr was elected President of the Company in February 1997. Previously, he served as Executive Vice President and has been Chief Operating Officer since 1991. In 1994, he became President of the Company's Metals Division. Mr. Kerr joined International Metal Co., a predecessor of the Company, in April 1984.

Paul V. Dufour has served as Vice President, Chief Financial Officer and Secretary of the Company since March 1987. He was promoted to Senior Vice President in May 1988 and to Executive Vice President in October 1994.

Denis W. Ray has served as Senior Vice President of the Company since March 1998. He was promoted to Executive Vice President in July 1999. Previously, Mr. Ray served as President of Reynolds Architectural Products at Reynolds Metals Company from 1997 to 1998, President of Reynolds (Europe) Ltd. in Switzerland from 1995 to 1997 and Vice President, Operations of Reynolds (Europe) Ltd. from 1994 to 1995. Prior to his employment with Reynolds Metals Company and its affiliates, Mr. Ray was employed by Alcoa in various capacities for 24 years.

Thomas W. Rogers has served as Senior Vice President of Sales and Marketing since July 1988. Mr. Rogers was employed as Plant Manager of the Sapulpa, Oklahoma plant in October 1986.

C. Lee Newton has served as Senior Vice President of the Company since 1993. Mr. Newton was named Vice President in 1990 and was the General Manager of the Morgantown, Kentucky plant from 1989 to 1993. He was originally employed by the Company as Plant Manager of its Rockwood, Tennessee plant in 1987.

Robert R. Holian has served as Vice President and Controller since 1994. He joined the Company in 1990 and was named Controller in 1992. He was promoted to Senior Vice President and Chief Accounting Officer in 1999.

James B. Walburg has served as Vice President and Treasurer of the Company since September 1994. He was promoted to Senior Vice President, Finance and Administration in 1999. Prior to this, Mr. Walburg was employed by NTS, Inc., a transportation service company headquartered in Ft. Worth, Texas, as Vice President, Client Service and Operations and previously as Vice President, Finance.

M. Russ Robinson has served as President, U.S. Zinc Corporation since May 1999. Previously, Mr. Robinson served as President and Chief Executive Officer of U.S. Zinc, which was acquired by the Company in 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

The Company's Common Stock trades on the New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on the New York Stock Exchange composite tape from January 1, 1998 through December 31, 1999, and the dividends declared per share during the periods indicated.

      CALENDAR                   PRICE RANGE            DIVIDENDS
                          ------------------------
        YEAR                HIGH            LOW         DECLARED
---------------------     --------       ---------     ----------
1998
----
  FIRST QUARTER           $ 18  1/2      $ 14  1/4       $   0.05
  SECOND QUARTER          $ 20           $ 15  1/2       $   0.05
  THIRD QUARTER           $ 18  5/8      $ 10  1/4       $   0.05
  FOURTH QUARTER          $ 15 13/16     $ 12  3/16      $   0.06

1999
----
  FIRST QUARTER           $ 15  7/8      $ 10 13/16      $   0.06
  SECOND QUARTER          $ 18           $ 12  7/8       $   0.06
  THIRD QUARTER           $ 17  7/8      $ 14  7/16      $   0.06
  FOURTH QUARTER          $ 15  1/16     $ 10  1/4       $   0.06

Dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of legally available funds. The Company's Second Amended and Restated Credit Agreement contains limitations on the Company's ability to declare and pay dividends in cash or property; however, if there is no default under this agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $6,000,000 in 1999 and 2000, and $8,000,000 in each year thereafter. See ITEM 7. "MANAGEMENT'S
                                                      ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

On March 1, 2000, the outstanding shares of Common Stock were held of record by 455 stockholders.

During the fourth quarter of 1999, the Company made no unregistered sales of its equity securities.

ITEM 6.  SELECTED FINANCIAL DATA
-------

(In thousands, except per share data)

--------------------------------------------------------------------------------------------------------
                                                            For the Year Ended December 31,
                                               ---------------------------------------------------------
                                                  1999        1998       1997        1996       1995
                                               ---------------------------------------------------------
Revenues                                         $ 764,831  $ 562,093   $ 337,377  $ 210,871   $ 141,167
Earnings before extraordinary item               $  20,796  $  19,590   $  14,127  $   6,720   $  12,470
Earnings per common share before
   extraordinary item:
      Basic                                      $    1.26  $    1.18   $    1.08  $    0.57   $    1.08
      Diluted                                    $    1.26  $    1.17   $    1.06  $    0.55   $    1.05
Total assets                                     $ 543,637  $ 456,558   $ 332,536  $ 164,707   $ 139,877
Long-term debt (excluding current maturities)    $ 214,993  $ 168,700   $ 109,194  $  48,202   $  29,754
Dividends declared per common share              $   0.240  $   0.210   $   0.200  $   0.200   $   0.105
--------------------------------------------------------------------------------------------------------

The Company's results of operations and financial position have been affected by acquisitions of existing facilities and companies during the periods presented. See NOTE B-- "ACQUISITIONS" of Notes to Consolidated Financial Statements. See also ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -------
RESULTS OF OPERATIONS."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
         OF OPERATIONS

GENERAL

Most of the Company's processing consists of aluminum and magnesium tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The facilities recently acquired by the Company (see "ACQUISITIONS" below) are primarily engaged in product sales activities as opposed to tolling; therefore, the Company has experienced higher levels of product sales relative to tolling in 1999 than in prior periods. This higher level of sales has also increased the Company's working capital requirements and, as a result, will subject the Company to the additional risks associated with price fluctuations in the zinc and aluminum commodity markets.

During the 1990's, aluminum inventories on the worldwide commodity exchanges fluctuated from severe excesses to relatively balanced positions. In times of excess, aluminum prices declined, negatively impacting the profitability of the Company's product sales business and the profitability of the major aluminum producers who are some of the Company's largest customers. Environments of low profitability for the Company's customers have inhibited, during those times, the Company's ability to pass cost increases through to its customers. It is not possible to predict the future price of aluminum or zinc, or the level of worldwide inventories of these metals and whether, or to what extent, such factors will affect the Company's future business.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                          For the Year Ended December 31,
                                  ----------------------------------------------
                                     1999              1998            1997
                                  ----------------------------------------------
Pounds processed                   2,832,969        2,516,752       1,988,796
Percent of pounds tolled                  61%              68%             82%
Revenues                          $  764,831       $  562,093      $  337,377
Gross Profits                     $   70,638       $   58,891      $   47,320

In addition to its increased emphasis on the product sales business, the Company also entered into an increasing amount of metal brokerage transactions each year pursuant to which the Company buys metal from primary and other producers and then sells the metal to end-users. These transactions involve buying and selling metal without ever processing it. Additionally, in order to facilitate acquiring metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials. As with the product sales business, the brokerage business also increases the Company's working capital requirements and subjects the Company to greater price risk associated with fluctuations in the metals commodity markets. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       --------
MARKET RISK."

The following table sets forth, for the periods indicated, aluminum and zinc segment information for pounds processed, revenues, income and assets (in thousands, except percentages):

                                                               For the Year Ended December 31,
                                                          -------------------------------------------
                                                             1999            1998             1997
                                                          ----------      ----------       ----------
Pounds Processed:
   Aluminum                                                2,575,284       2,375,200        1,951,432
   Zinc                                                      257,685         141,552           37,364
                                                          ----------      ----------       ----------
Total Pounds Processed                                     2,832,969       2,516,752        1,988,796

Percentage Tolled:
   Aluminum                                                       66%             71%              83%
   Zinc                                                            5%             15%              50%
Total Percentage Tolled                                           61%             68%              82%

Revenues:
   Aluminum revenues from external customers              $  568,327      $  470,722       $  324,598
   Zinc revenues from external customers                     196,504          91,371           12,779
                                                          ----------      ----------       ----------
Consolidated revenues                                     $  764,831      $  562,093       $  337,377
                                                          ==========      ==========       ==========

Income:
   Aluminum income                                        $   52,974      $   52,897       $   43,411
   Zinc income                                                12,788           4,218            1,127
   Unallocated general and administrative expenses           (21,775)        (17,360)         (14,114)
   Unallocated interest expense                              (12,478)         (9,197)          (7,331)
   Unallocated interest and other income                         795             585              413
                                                          ----------      ----------       ----------
Net earnings before provision for income taxes,
   minority interests and extraordinary item              $   32,304      $   31,143       $   23,506
                                                          ==========      ==========       ==========

Assets:
   Aluminum                                               $  415,614      $  328,891       $  314,377
   Zinc                                                      109,377         109,398            9,235
   Other unallocated assets                                   18,646          18,269            8,924
                                                          ----------      ----------       ----------
Consolidated assets                                       $  543,637      $  456,558       $  332,536
                                                          ==========      ==========       ==========

The accounting policies of the reportable segments are the same as those described in NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company's headquarters office in Irving, Texas are not allocated to the reportable segments. Also, see NOTE L--"SEGMENT INFORMATION" of Notes to Consolidated Financial Statements for additional segment disclosures.

ACQUISITIONS

In July 1998, the Company completed the acquisition of U.S. Zinc for an aggregate purchase price of approximately $72,000,000.

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee from Alcan Aluminum Corporation for approximately $11,000,000 in cash (not including acquisition costs). Also in February 1999, the Company acquired, through its wholly owned subsidiary, Midwest Zinc Corporation, substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee from North American Oxide, LLC for approximately $11,000,000 in cash (not including acquisition costs). Both acquisitions were accounted for using the purchase method of accounting, and their results of operations are included herein since their dates of acquisition.

RESULTS OF OPERATIONS

Fiscal Year 1999 vs. Fiscal Year 1998
-------------------------------------

PRODUCTION. During 1999, the Company melted 2.83 billion pounds, 13% more metal
-----------
compared to 2.52 billion pounds in 1998. The aluminum and zinc segments accounted for 63% and 37%, respectively, of the overall production increase for 1999. Tolling activity in 1999 represented 61% of total pounds processed compared to 68% in 1998. The Company currently believes the percentage of tolling business in 1999 will more accurately reflect the levels which can be expected in future periods.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                               For the year ended
                                                   December 31,
                                            -------------------------
                                              1999            1998
                                            ---------       ---------
Pounds Processed:
    Aluminum                                2,575,284       2,375,200
    Zinc                                      257,685         141,552
                                            ---------       ---------
Total Pounds Processed                      2,832,969       2,516,752
                                            =========       =========

Percentage Tolled:
    Aluminum                                       66%             71%
    Zinc                                            5%             15%
Total Percentage Tolled                            61%             68%

ALUMINUM PRODUCTION: During 1999, the Company melted 8% more aluminum than it did during 1998. The increase in aluminum production for the year was primarily due to the following: (1) a significant increase in production at the Company's Morgantown, Kentucky facility (which was expanded late in the third quarter of 1998), (2) processing from the Shelbyville, Tennessee facility (acquired in February 1999),
(3) higher production at the Swansea, Wales facility (which is now operating near its capacity after beginning processing in late 1997) and (4) increases in production at the Post Falls, Idaho and Wendover, Utah facilities due to an increase in scrap supply. These increases in aluminum production were partially offset by lower volumes at the Rockwood and Loudon, Tennessee facilities due to a lack of supply of material for recycling from a large tolling customer. The decrease in aluminum percentage tolled is primarily due to the acquisition of the Shelbyville, Tennessee facility, the production of which is dedicated primarily for product sales serving the transportation market.

ZINC PRODUCTION: During 1999, the Company melted 82% more zinc than it did during 1998. The February 1999 acquisition of the Clarksville, Tennessee facility and a full year of processing from U.S. Zinc, which was acquired in July 1998, accounted for virtually all of the increase in zinc production. The decrease in zinc percentage tolled is primarily due to these acquisitions which are virtually 100% involved in product sales.

REVENUES. During 1999, the Company's consolidated revenues increased 36% to
--------
$764,831,000 compared to revenues of $562,093,000 in 1998. The aluminum and zinc segments accounted for 48% and 52%, respectively, of the overall increase of revenues.

Increased product sales relative to tolling transactions expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material, and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal. The Company's aluminum specialty alloying activities, which serve the transportation market, and the Company's zinc segment primarily consist of product sales business. Tolling activity represented 61% of the Company's total pounds melted during 1999 as compared to 68% in 1998. Due to the reasons discussed above, the increase in product sales activity in 1999 compared to 1998 resulted in higher inventory, accounts receivable and accounts payable levels at December 31, 1999 compared to December 31, 1998.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                            For the year ended
                               December 31,
                         -------------------------
                            1999            1998
                         ---------       ---------
Revenues:
    Aluminum             $ 568,327       $ 470,722
    Zinc                   196,504          91,371
                         ---------       ---------
Total Revenues           $ 764,831       $ 562,093
                         =========       =========

ALUMINUM REVENUES: During 1999, the Company's aluminum revenues increased 21% compared to 1998. Aluminum revenues increased due to the combination of (1) higher aluminum product sale prices, (2) higher aluminum production volumes as a result of facility expansions and the Shelbyville, Tennessee acquisition and (3) a decrease in the proportion of volumes from tolling versus product sales (see "ALUMINUM PRODUCTION" above). As discussed earlier, increased product sales generally result in a greater increase in revenues than a similar increase in tolling business.

ZINC REVENUES: During 1999, the Company's zinc revenues increased 115% compared to 1998. Zinc revenues increased primarily due to the combination of higher zinc production volumes, as a result of the 1998 and 1999 acquisitions (see "ZINC PRODUCTION" above), and higher zinc product sale prices.

GROSS PROFITS. During 1999, the Company's consolidated gross profits increased
-------------
20% to $70,638,000 compared to gross profits of $58,891,000 in 1998. The aluminum and zinc segments accounted for 12% and 88%, respectively, of the overall increase of segment income.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                             For the year ended
                                                December 31,
                                          -----------------------
                                            1999           1998
                                          --------       --------
Segment Income:
    Aluminum                              $ 52,974       $ 52,897
    Zinc                                    12,788          4,218
                                          --------       --------
Total segment income                        65,762         57,115

Items not included in gross profits:
    Plant selling expense                    2,168            867
    Management SG&A costs                    5,613          3,050
    Equity in earnings of affiliates        (2,265)        (1,750)
    Other income                              (640)          (391)
                                          --------       --------
Gross Profits                             $ 70,638       $ 58,891
                                          ========       ========

ALUMINUM INCOME: During 1999, the Company's aluminum income increased 2% compared to 1998. The increase was primarily due to higher overall aluminum production volumes (see "ALUMINUM PRODUCTION" above). This increase in production was partially offset by lower operating rates at certain facilities (those principally serving the packaging market) and by narrowing spreads between primary aluminum prices and certain scrap aluminum prices which negatively affected the aluminum product sales.

ZINC INCOME: During 1999, the Company's zinc income increased 181% compared to 1998. The increase was primarily due to a full year's operation of U.S. Zinc, which led to higher overall zinc production volumes (see "ZINC PRODUCTION" above). In addition, the relative increase in zinc income was greater than the increase in zinc processing volumes due to higher zinc product sale prices and benefits from integrating the Company's previously owned zinc business with the acquired U.S. Zinc and Clarksville, Tennessee facilities.

SG&A EXPENSES. Selling, general and administrative expenses in 1999 increased
-------------
41% to $24,924,000 compared to $17,714,000 in 1998. The increase is primarily due to more production facilities and higher employee costs attributable to the acquisitions of the U.S. Zinc and the Shelbyville and Clarksville, Tennessee facilities, and the development and installation of a new management information system. In addition, selling expenses will be higher as product sales increase because more marketing effort is required with this activity compared to tolling.

AMORTIZATION EXPENSE. Amortization expense in 1999 increased 24% to $4,653,000
--------------------
compared to $3,748,000 in 1998. The increase is due almost entirely to amortization of goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions (see "ACQUISITIONS" above) and from a full year's amortization of U.S. Zinc, which was acquired in July 1998.

INTEREST EXPENSE. Interest expense in 1999 increased 36% to $12,478,000 compared
----------------
to $9,197,000 in 1998. The increase is the result of increased interest rates and higher amounts of debt outstanding in 1999 compared to 1998, primarily resulting from the 1998 and 1999 acquisitions (see "LIQUIDITY AND CAPITAL RESOURCES" below).

NET EARNINGS. Net earnings increased 6% to $20,796,000 in 1999 compared to
------------
$19,590,000 in 1998. The increase was primarily the result of improved performance by the zinc segment as well as increased processing volume provided by new plant construction, expansions and acquisitions completed in 1998 and 1999. Partially offsetting the volume increase was an increase in interest expense, amortization expense and selling, general and administration expense due to a higher level of borrowing, the effects of recent acquisitions and the operation of more production facilities. The Company recorded a slight decrease in its effective tax rate from 36% in 1998 to 35% in 1999 primarily due to foreign earnings that are considered permanently reinvested.

Fiscal Year 1998 vs. Fiscal Year 1997
-------------------------------------

PRODUCTION. During 1998, the pounds of metal processed by the Company increased
----------
27% to 2.52 billion pounds compared to 2.0 billion pounds processed in 1997. Aluminum processing at the Company's newest plants in Coldwater, Michigan (which began production in the first quarter of 1997) and Swansea, Wales (which began production in the fourth quarter of 1997) and the acquisitions of the Alchem Aluminum, Inc. aluminum alloying facility (which was acquired in November 1997) and U.S. Zinc facilities (which were acquired in July 1998) accounted for 74% of the increase in production for 1998. The increase in production was partially offset by lower production at the Bedford, Indiana facility due to a reconfiguration of the furnaces and a work force reorganization at that facility. In addition, the Company's June and July 1998 production was negatively impacted by a strike at several of the facilities of GM, a customer of the Company.

Production by segment is as follows (in thousands):

                                             For the year ended
                                                December 31,
                                        ------------------------------
                                            1998            1997
                                        --------------  --------------
Pounds Processed:
    Aluminum                                2,375,200       1,951,432
    Zinc                                      141,552          37,364
                                        --------------  --------------
Total Pounds Processed                      2,516,752       1,988,796
                                        ==============  ==============

Aluminum processing at the Company's newest plants in Coldwater, Michigan, Swansea, Wales and the Alchem facility accounted for 68% of the increase in production for the aluminum segment. Zinc processing at the Company's U.S. Zinc facilities accounted for 96% of the increase in production for the zinc segment.

REVENUES. During 1998, revenues increased 67% to $562,093,000 compared to
---------
revenues of $337,377,000 in 1997. The acquisitions of Alchem and U.S. Zinc and operations at the new Coldwater, Michigan and Swansea, Wales plants principally accounted for this increase; however, this increase was partially offset by lower aluminum selling prices prevailing during 1998. The percentage increase in revenues was greater than the relative increase in volumes processed due to higher levels of product sales business during 1998 as compared to 1997. The product sales business increased to 32% of total processing for 1998 compared to 18% for 1997. As discussed above, an increase in product sales business generally results in a much higher increase in revenue than would be generated by a similar increase in tolling business. The increased levels of product sales business were principally attributable to the acquisitions of Alchem and U.S. Zinc. Prior to November 1997, materials processed for Alchem at the Company's Coldwater, Michigan facility were classified as tolling business, but because the Company acquired Alchem in November 1997, these pounds are now classified as product sales business. The increase in product sales activity in 1998 also resulted in higher inventory, accounts receivable and accounts payable levels.

Sales at the Company's plants in Coldwater, Michigan, Swansea, Wales and the Alchem facility accounted for 114% of the increase in revenues for the aluminum segment, which was partially offset by a decrease in aluminum selling prices. Sales from the Company's U.S. Zinc facilities acquired in 1998 accounted for virtually all of the increase in revenues for the zinc segment.

GROSS PROFITS. During 1998, gross profits increased 25% to $58,891,000 compared
--------------
to gross profits of $47,320,000 in 1997. The acquisitions of Alchem and U.S. Zinc and operations at the new Coldwater, Michigan plant accounted for virtually all of the increase in total gross profits and virtually all of the increase in profits by each segment. However, falling aluminum and zinc selling prices reduced the gross margin per pound of metal sold.

SG&A EXPENSES.  During 1998, selling, general and administrative costs increased
--------------
22% to $17,714,000 compared to $14,497,000 in 1997. This increase was due principally to higher employee and selling expenses, principally associated with the acquisitions of Alchem and U.S. Zinc.

AMORTIZATION EXPENSE. Amortization expense in 1998 increased 49% to $3,748,000
---------------------
compared to $2,520,000 in 1997. The increase is due almost entirely to amortization of additional goodwill recorded as a result of the U.S. Zinc acquisition (see "ACQUISITIONS" above) and the Alchem acquisition in November 1997.

INTEREST. During 1998, interest expense increased 25% to $9,197,000 compared to
---------
interest expense of $7,331,000 in 1997. The increase in interest expense was primarily related to higher levels of borrowings outstanding to fund the cash portion of the U.S. Zinc acquisition ($46,500,000) and to repay $16,000,000 of U.S. Zinc's outstanding debt.

EXTRAORDINARY ITEM. In connection with the Company's acquisitions made in
-------------------
January 1997, the Company borrowed funds under a new long-term credit facility. A portion of the funds borrowed under this credit facility was used to retire substantially all of the Company's then-outstanding indebtedness prior to its stated maturity. This early debt retirement generated an extraordinary loss of $1,318,000 (net of income tax benefit of $878,000) for the first quarter of 1997. There was no extraordinary item in 1998.

NET EARNINGS. During 1998, the Company's earnings before provision for income
-------------
taxes, minority interests and extraordinary item increased 32% to $31,143,000 compared to $23,506,000 in 1997. The increase was primarily the result of higher gross profits, due mainly to the Alchem and U.S. Zinc acquisitions, which were in turn partially offset by the increases in selling, general and administrative expenses and interest expense (also attributable to these and other recent acquisitions). The Company's higher earnings before income taxes caused the tax provision to increase to $11,275,000 in 1998, compared to $9,086,000 in 1997. The effective tax rate was approximately 36% in 1998 compared to 39% in 1997 primarily due to lower state taxes provided during 1998. During 1998, net earnings increased 53% to $19,590,000, compared to $12,809,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures from internally generated cash and its working capital credit facilities and has financed its acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances.

CASH FLOWS FROM OPERATIONS. During 1999, operations provided cash of $18,233,000
---------------------------
compared to $53,198,000 in 1998. Changes in operating assets and liabilities utilized $33,075,000 in cash during 1999 compared to providing $11,386,000 in cash during 1998. The change in net operating assets and liabilities resulting in a net usage of cash was primarily due to the increase in revenues in 1999, as discussed above, and the increase in the percentage of product sales compared to tolling transactions, which resulted in increases in receivables and inventories. The 1999 acquired businesses are primarily engaged in the product sales business. This change in net operating assets and liabilities was partially offset by higher net earnings in 1999 of $20,796,000 compared to $19,590,000 for 1998, higher depreciation and amortization of $27,038,000 compared to $22,828,000 in 1998, and a provision for deferred income taxes of $3,369,000 compared to a benefit of $674,000 in 1998. As of December 31, 1999, the relationship of current assets to current liabilities, or current ratio, increased to 1.98, compared to 1.93 as of December 31, 1998.

CASH FLOWS FROM INVESTING ACTIVITIES. During 1999, net cash used by investing
-------------------------------------
activities was $54,139,000 compared to $93,873,000 in 1998. During the first quarter of 1999, the Company spent approximately $21,600,000 (net of cash acquired) on the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. During the third quarter of 1998, the Company spent approximately $59,500,000 (net of cash acquired) on the acquisition of the U.S. Zinc business (see "ACQUISITIONS" above). In addition, the Company's total payments for property, plant and equipment in 1999 decreased to $30,856,000 compared to $35,199,000 spent in 1998. Major 1999 projects included the acquisition of software, development and first phase implementation of an Enterprise Resource Planning (ERP) system, installation of new furnaces at the Uhrichsville, Ohio facility and the initial construction of a new aluminum alloying facility near Saginaw, Michigan. The Company expects that capital expenditures for property, plant and equipment in 2000 will total approximately $44,000,000. Major 2000 projects include the construction of the new aluminum alloying facility near Saginaw, Michigan, continued implementation of the ERP system, the replacement of furnaces at two zinc facilities and environmental upgrades.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities
-------------------------------------
was $32,405,000 for 1999, compared to $46,326,000 for 1998. In 1999, the Company borrowed $44,377,000 under its revolving credit facility, a significant portion of which was used in the acquisitions of the Shelbyville and Clarksville, Tennessee facilities (see "ACQUISITIONS" above), and the remainder was used to finance additional working capital requirements. In 1998 the Company had net borrowings of $55,775,000 under its long-term revolving credit facility, the majority of which was used to fund the cash portion of the acquisition of U.S. Zinc and to repay a portion of U.S. Zinc's outstanding indebtedness under its working capital line of credit facility. At December 31, 1999, the Company had $200,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $48,631,000 available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $2,415,000. As of March 10, 2000, the Company had borrowed an additional $35,000,000 under the credit facility, leaving $13,631,000 available for additional borrowings. While the Company believes it has sufficient sources to fund its current needs, securing additional financing sources or increasing its revolving credit facility (see Credit Facilities below) may be necessary to maintain its recent rate of growth. Management is currently reviewing alternative sources of funding for these activities.

Financing activities also included cash payments of $3,931,000 in dividends for 1999 compared to $3,503,000 for 1998.

Equity Purchases and Sales. In September 1998, the Company's Board of Directors
---------------------------
authorized an aggregate maximum amount of $15,000,000 to be expended for the repurchase of its common stock in open market or privately-negotiated transactions, resulting in the repurchase of 488,900 shares in 1998. During 1999, the Company repurchased 576,500 shares at an aggregate purchase price of $7,080,000. In January 2000, the Company's Board of Directors authorized an increase in the aggregate maximum amount to be expended by the Company under its share repurchase program, to $35,000,000. Determinations to purchase Company common stock will be made from time to time, subject to prevailing market conditions. Shares repurchased are to be held as treasury shares to be used for the Company's stock option and other equity plans and for general corporate purposes.

Credit Facilities. On October 25, 1999, the Company amended and restated the
------------------
terms of its long-term credit facility with its lenders. The Second Amended and Restated Credit Agreement provides for a credit facility of up to $250,000,000. The Company has the option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate, and these additional commitments could increase the revolving credit facility to $300,000,000. The credit agreement allows the Company to issue up to $125,000,000 in convertible subordinated debt, subject to certain terms and conditions. The Company has no current plans, but reserves the right in the future, to issue convertible subordinate debt. In addition, up to $12,000,000 available under the amended credit facility may be used by the Company for letters of credit. The entire balance of debt outstanding under the amended credit facility will mature in December 2003. Indebtedness under the amended credit facility bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company must pay a commitment fee for unborrowed amounts available under the revolving credit facility at a rate based upon the Company's ratio of debt to total capitalization.

The Second Amended and Restated Credit Agreement imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness, (ii) maintenance of certain financial ratios, (iii) limitations on dividends on and repurchases of shares of capital stock, and (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. The annual limitations for cash dividends on capital stock are as follows: $6,000,000 per year for 1999 and 2000, and $8,000,000 for each year after 2000. The credit agreement authorizes repurchases of the Company's common stock not to exceed an aggregate purchase price of $35,000,000. The indebtedness under the amended credit facility is secured by substantially all of the Company's personal property (including inventories, accounts receivable and equipment) and a first lien mortgage on certain real property at seven of the Company's operating plants, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

While the Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans, additional financing may be necessary for the Company to continue its recent growth rate. The Company has experienced and expects to continue to experience substantial capital funding requirements for its new facilities, potential acquisitions and capital and environmental improvement programs.

IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for one year to fiscal years beginning after June 15, 2000. The Company plans to adopt the statement effective January 1, 2001. The Company has evaluated the impact of Statement No. 133 and believes the impact will not have a material adverse effect upon the Company's future operating results.

IMPACT OF YEAR 2000

In prior years, the Company implemented a comprehensive plan to address potential Year 2000 compliance problems. In late 1999, the Company completed its remediation and testing of systems. As a result of those efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's Year 2000 project expenditures were immaterial during 1999 and prior years. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its third parties throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-K.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under such environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or results of operations. Also, see NOTE K--"OPERATIONS" of Notes to Consolidated Financial Statements.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The Company conducts business through a joint venture in one European Union country. The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems, reassessing currency risk, and processing tax and accounting records.

Based on progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material adverse effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 1. "BUSINESS;" ITEM 3. "LEGAL PROCEEDINGS"
                                 -------             -------
and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -------
RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future capacity, volumes, revenues, earnings, costs, margins and expenses; the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; future prices for metals; projected completion dates and anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; access to adequate energy supplies at commercial rates; future levels of dividends (if any); potential affects of the Company's metals brokerage activities; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future capital expenditures and future financial condition. When used in or incorporated by reference into this Annual Report on Form 10-K, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: fluctuations in operating levels at the Company's facilities, the mix of product sales business as opposed to tolling business, retention and financial condition of major customers, effects of future costs, collectibility of receivables, the inherent unpredictability of adversarial or administrative proceedings, effects of environmental and other governmental regulations, currency exchange rate fluctuations, trends in the Company's key markets, the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets, the effects of shortages in used aluminum beverage containers and can scrap at facilities, any continuation of reduced spreads between primary aluminum prices and aluminum scrap prices, business conditions and growth in the aluminum and zinc industries and recycling industries, and future levels and timing of capital expenditures.

These statements are further qualified by the following:

* Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs.

  Many of the factors affecting revenues and costs are outside of the control of the Company, including weather conditions, general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

* The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. Prices can be volatile, which could affect the Company's product sales business. The Company's use of contractual arrangements, including long-term agreements and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it. Lower market prices for primary metals may adversely affect the demand for the Company's recycling services and recycled metals.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

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

Risk Management. All derivative contracts are held for purposes other than
----------------
trading, and are used primarily to mitigate uncertainty and volatility, and cover underlying exposures. The Company's commodity and derivative activities are subject to the management, direction and control of the Company's Risk Management Committee, which is composed of the chief executive officer, the chief operating officer, the chief financial officer, the treasurer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to the Company's Board of Directors, which has supervisory authority over all of its activities.

Counter-parties. The Company is exposed to losses in the event of
----------------
non-performance by the counter-parties to the derivative contracts discussed below; however, while no assurances can be made, the Company currently does not anticipate any non-performance by the counter-parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to the Company initiating trading activities. The counter-parties' creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Metal Commodity Price Risk. Aluminum and zinc ingots are internationally
---------------------------
produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange ("LME"). In order to preserve margins, the Company enters into futures and options contracts.

Aluminum. The Company enters into futures sales contracts with metal brokers to
---------
fix the margin on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated from the processing of other scrap metal. These futures sales contracts are settled in the month of shipment. Estimated 2000 total production covered under these futures sales contracts as of December 31, 1999 was 3,230 metric tonnes
(mt). The impact of a 10% change in the December 31, 1999 LME price of aluminum ingot would not be material to the Company's gross profit for the year ended December 31, 2000.

Zinc. In the normal course of business, the Company enters into fixed-price
-----
forward sales contracts with a number of its zinc customers. At December 31, 1999, such contracts had metal deliveries committed during 2000 of 1,078 mt. The Company may enter into similar arrangements in the future. In order to hedge the risk of higher metal prices the Company enters into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding shipment. At December 31, 1999, the contracts hedging 2000 deliveries totaled 1,078 mt. The impact of a 10% change in the December 31, 1999 LME price of zinc ingot would not be material to the Company's gross profit for the year ended December 31, 2000.

Natural Gas. The Company's earnings are affected by changes in the price and
------------
availability of natural gas, which is the Company's second largest cost component. In an attempt to acquire the most favorable natural gas costs, the Company is utilizing natural gas swap contracts. Under the terms of the swap contracts, the Company has fixed the price for approximately 28% of its expected 2000 natural gas requirements. The Company makes or receives payments based on the difference between the month-end closing price on the New York Mercantile Exchange ("NYMEX") and the fixed price agreed to in the swap contracts. The impact of a 10% change in the December 31, 1999 NYMEX closing price would not be material to the Company's gross profit for the year ended December 31, 2000.

Interest. Approximately 93% of the Company's outstanding long-term debt as of
---------
December 31, 1999 bears interest at floating rates related to LIBOR plus a margin. In order to limit the risk associated with a potentially significant increase in the LIBOR rates, the Company entered into an interest rate cap transaction, which expires on March 30, 2001. Under the terms of this rate cap transaction, the Company's interest rate will not exceed 8% per annum for $29,600,000 (the notional amount as of December 31, 1999) of the Company's outstanding floating-rate debt. The notional amount covered under the rate cap transaction reduces quarterly until the amount of the cap reaches $22,800,000 upon its expiration. The counter-party to the rate cap transaction is a major commercial bank, and management believes that losses related to the credit risk are remote.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt instruments. If interest rates increased 10% from the floating rates as of December 31, 1999, interest expense for the year ended December 31, 2000 would increase by approximately $1,469,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's variable-rate long-term debt, as of December 31, 1999, adjusted for known cash commitments during 2000.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to the Company's fixed-rate long-term debt outstanding at December 31, 1999, a 10% decline in market interest rates would result in an increase to the fair value of the Company's fixed-rate long-term debt of approximately $1,129,000. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

INDEX OF FINANCIAL STATEMENTS OF IMCO RECYCLING INC. AND SUBSIDIARIES


                                                                          PAGE
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors                           43

Consolidated Balance Sheets at December 31, 1999 and 1998                   44

Consolidated Statements of Earnings for the three years ended
  December 31, 1999                                                         45

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1999                                                         46

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 1999                                       47

Notes to Consolidated Financial Statements                                  48




All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and
Board of Directors
IMCO Recycling Inc.


We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                  /s/ ERNST & YOUNG LLP


Dallas, Texas
January 31, 2000

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                 December 31,
                                                                       ---------------------------------
                                                                           1999               1998
                                                                       --------------     --------------
ASSETS
Current Assets
     Cash and cash equivalents                                             $   2,578          $   6,075
     Accounts receivable (net of allowance of $1,950 and $1,616
         at December 31, 1999 and 1998, respectively)                        125,917             84,446
     Inventories                                                              74,568             50,921
     Deferred income taxes                                                     3,008              4,093
     Other current assets                                                      9,228              6,302
                                                                       -------------      -------------
        Total Current Assets                                                 215,299            151,837
Property and equipment, net                                                  189,987            168,505
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $11,149 and
     $7,156 at December 31, 1999 and 1998, respectively                      117,861            112,559
Investments in joint ventures                                                 13,901             14,502
Other assets, net                                                              6,589              9,155
                                                                       -------------      -------------
                                                                          $  543,637          $ 456,558
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                     $  101,458          $  67,089
     Accrued liabilities                                                       7,164             10,365
     Current maturities of long-term debt                                        181              1,415
                                                                       -------------      -------------
        Total Current Liabilities                                            108,803             78,869
Long-term debt                                                               214,993            168,700
Deferred income taxes                                                         15,104             12,820
Other long-term liabilities                                                    9,081              8,861

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares
     authorized; none issued                                                       -                  -

Commonstock; par value $.10; 40,000,000 shares authorized;
      17,110,620 issued at December 31, 1999; 17,048,585
     issued at December 31, 1998                                               1,711              1,705
Additional paid-in capital                                                   106,549            106,046
Retained earnings                                                            104,079             87,214
Accumulated other comprehensive loss from foreign currency
     translation adjustments                                                  (3,131)              (902)
Treasury stock, at cost; 1,083,406 shares at December 31, 1999;
     530,539 shares at December 31, 1998                                     (13,552)            (6,755)
                                                                       -------------      -------------
        Total Stockholders' Equity                                           195,656            187,308
                                                                       -------------      -------------
                                                                          $  543,637          $ 456,558
                                                                       ==============     ==============

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)


                                                                     For the Year Ended December 31,
                                                                -------------------------------------------
                                                                   1999            1998           1997
                                                                ------------    ------------   ------------
Revenues                                                           $764,831        $562,093       $337,377
Cost of sales                                                       694,193         503,202        290,057
                                                                -----------     -----------    -----------
Gross profits                                                        70,638          58,891         47,320
Selling, general and administrative expense                          24,924          17,714         14,497
Amortization expense                                                  4,653           3,748          2,520
Interest expense                                                     12,478           9,197          7,331
Interest and other income                                            (1,456)         (1,161)          (352)
Equity in earnings of affiliates                                     (2,265)         (1,750)          (182)
                                                                -----------     -----------    -----------
Earnings before provision for income taxes, minority
    interests and extraordinary item                                 32,304          31,143         23,506
Provision for income taxes                                           11,162          11,275          9,086
                                                                -----------     -----------    -----------
Earnings before minority interests and extraordinary item            21,142          19,868         14,420
Minority interests, net of provision for income taxes                   346             278            293
                                                                -----------     -----------    -----------
Earnings before extraordinary item                                   20,796          19,590         14,127
Extraordinary item, net                                                   -               -         (1,318)
                                                                -----------     -----------    -----------
Net earnings                                                       $ 20,796        $ 19,590       $ 12,809
                                                                ===========     ===========    ===========


Net earnings per common share:
    Basic:
    ------
      Earnings before extraordinary item                           $   1.26        $   1.18       $   1.08
      Extraordinary item                                                  -               -          (0.10)
                                                                -----------     -----------    -----------
      Net earnings                                                 $   1.26        $   1.18       $   0.98
                                                                ===========     ===========    ===========

    Diluted:
    -------
      Earnings before extraordinary item                           $   1.26        $   1.17       $   1.06
      Extraordinary item                                                  -               -          (0.10)
                                                                -----------     -----------    -----------
      Net earnings                                                 $   1.26        $   1.17       $   0.96
                                                                ===========     ===========    ===========

Weighted average shares outstanding:
    Basic                                                            16,448          16,670         13,066
    Diluted                                                          16,555          16,802         13,293

Dividends declared per common share                                $   0.24        $   0.21       $   0.20

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                        For the Year Ended December 31,
                                                                     --------------------------------------
                                                                        1999         1998          1997
                                                                     -----------  -----------   -----------
OPERATING ACTIVITIES
Earnings before extraordinary item                                    $  20,796    $  19,590     $  14,127
Depreciation and amortization                                            27,038       22,828        16,511
Provision for (benefit of) deferred income taxes                          3,369         (674)        1,516
Equity in earnings of affiliates                                         (2,265)      (1,750)         (182)
Other noncash charges                                                     2,370        1,818         1,228
Changes in operating assets and liabilities:
    Accounts receivable                                                 (39,588)      (9,504)       12,256
    Inventories                                                         (20,962)      (6,505)        2,594
    Other current assets                                                   (129)        (531)          379
    Accounts payable and accrued liabilities                             27,604       27,926       (18,061)
                                                                     ----------   ----------   -----------
Net cash from operating activities                                       18,233       53,198        30,368

INVESTING ACTIVITIES
Payments for property and equipment                                     (30,856)     (35,199)      (37,159)
Acquisition of U.S. Zinc Corporation, net of cash acquired                    -      (59,497)            -
Acquisition of IMSAMET, Inc., net of cash acquired                            -            -       (59,882)
Acquisition of Alchem Aluminum, Inc., net of cash acquired                    -            -       (25,430)
Acquisitions of other businesses and investments in joint ventures      (21,480)        (700)          163
Other                                                                    (1,803)       1,523        (2,153)
                                                                     ----------   ----------   -----------
Net cash used by investing activities                                   (54,139)     (93,873)     (124,461)

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility                    44,377       55,775        96,225
Net repayments of short-term borrowings                                       -            -        (8,351)
Net proceeds from issuance (repayments) of long-term debt                   679          705       (41,072)
Net proceeds (costs) from public stock offering                               -          (65)       44,799
Debt issuance costs                                                      (1,041)        (158)       (3,180)
Dividends paid                                                           (3,931)      (3,503)       (2,702)
Purchases of treasury stock                                              (7,080)      (6,377)            -

Other                                                                      (599)         (51)        3,715
                                                                     ----------   ----------   -----------
Net cash from financing activities                                       32,405       46,326        89,434

Effect of exchange rate differences on cash and cash equivalents              4           19            (6)
                                                                     ----------   ----------   -----------


Net increase (decrease) in cash and cash equivalents                     (3,497)       5,670        (4,665)
Cash and cash equivalents at January 1                                    6,075          405         5,070
                                                                     ----------   ----------    ----------
Cash and cash equivalents at December 31                              $   2,578    $   6,075     $     405
                                                                     ==========   ==========    ==========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                            $  13,417    $   9,098     $   9,087
Cash payments for income taxes                                        $   9,825    $  10,152     $   5,940
Fair value of the shares and warrants issued in the acquisition
    of U.S. Zinc Corporation                                                  -    $   8,500             -
Fair value of the shares issued in the acquisition of Alchem
    Aluminum, Inc.                                                            -            -     $  17,250
Fair value of the shares issued in the acquisition of Rock
    Creek Aluminum, Inc.                                                      -            -     $   7,125

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                              ADDITIONAL
                                          COMMON STOCK          PAID-IN       RETAINED       TREASURY STOCK       TOTAL
                                      ----------------------                              ---------------------
                                        SHARES     AMOUNT       CAPITAL       EARNINGS     SHARES     AMOUNT     DOLLARS
                                      ----------- ---------- -------------- ------------- ---------- ---------- -----------
BALANCE AT DECEMBER 31, 1996          12,017,914   $  1,202    $    27,553    $   61,021   (118,551) $  (1,441)  $  88,335
Comprehensive income:
    Net earnings                               -          -              -        12,809          -          -      12,809
    Other comprehensive loss, net
     of tax:
     Foreign currency translation
      adjustments                              -          -              -           (32)         -          -         (32)
                                                                                                                -----------
Net comprehensive income                                                                                            12,777
                                                                                                                -----------
Cash dividend                                  -          -              -        (2,702)         -          -      (2,702)
Net proceeds from public stock
  offering                             2,645,000        264         44,535             -          -          -      44,799
Purchase of Rock Creek Aluminum          618,137         62          7,063             -          -          -       7,125
Purchase of Alchem Aluminum            1,208,339        121         17,129             -          -          -      17,250
Issuance of common stock for
  services                                 7,493          1            127             -          -          -         128
Exercise of stock options
                                          18,867          2           (212)            -     79,197      1,098         888
Tax benefit from the exercise of non-
  qualified stock options                      -          -            324             -          -          -         324
                                      ----------- ---------- -------------- ------------- ---------- ---------- -----------
BALANCE AT DECEMBER 31, 1997          16,515,750      1,652         96,519        71,096    (39,354)      (343)    168,924
Comprehensive income:
    Net earnings                               -          -              -        19,590          -          -      19,590
    Other comprehensive loss, net
     of tax:
     Foreign currency translation
      adjustments                              -          -              -          (871)         -          -        (871)
                                                                                                                -----------
Net comprehensive income                                                                                            18,719
                                                                                                                -----------
Cash dividend                                  -          -              -        (3,503)         -          -      (3,503)
Public stock offering costs                    -          -            (65)            -          -          -         (65)
Purchase of U.S. Zinc Corporation        298,010         30          8,470             -          -          -       8,500
Issuance of common stock for services      7,625          1            123             -          -          -         124
Exercise of stock options                227,200         22          1,554             -     (2,285)       (35)      1,541

Executive option exercise loan
  program                                      -          -         (1,360)            -          -          -      (1,360)
Tax benefit from the exercise of non-
  qualified stock options                      -          -            994             -          -          -         994
Common stock repurchased                       -          -              -             -   (488,900)    (6,377)     (6,377)
Other                                          -          -           (189)            -          -          -        (189)
                                      ----------- ---------- -------------- ------------- ---------- ---------- -----------
BALANCE AT DECEMBER 31, 1998          17,048,585      1,705        106,046        86,312   (530,539)    (6,755)    187,308

Comprehensive income:
    Net earnings                               -          -              -        20,796          -          -      20,796
    Other comprehensive loss, net
     of tax:
     Foreign currency translation
      adjustments                              -          -              -        (2,229)         -          -      (2,229)
                                                                                                                -----------
Net comprehensive income                                                                                            18,567
                                                                                                                -----------
Cash dividend                                  -          -              -        (3,931)         -          -      (3,931)
Purchase of B&F Metals, Inc.              17,890          2            268             -          -          -         270
Issuance of common stock for services      7,945          1            122             -      4,000         51         174
Exercise of stock options                 36,200          3            165             -     21,120        252         420
Executive option exercise loan
  program                                      -          -           (264)            -          -          -        (264)
Tax benefit from the exercise of non-
  qualified stock options                      -          -            218             -          -          -         218
Common stock repurchased                       -          -              -             -    (576,500)   (7,080)     (7,080)
Other                                          -          -             (6)            -      (1,487)      (20)        (26)
                                      -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999          17,110,620   $  1,711    $   106,549    $  100,948  (1,083,406) $(13,552)   $195,656
                                      -------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
          (dollars in tables are in thousands, except per share data)


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

Credit Risk:
-----------

The majority of the Company's accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts was $1,602,000, $1,325,000 and $670,000 in 1999, 1998 and 1997,
respectively.

Property and Equipment:
----------------------

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated to be approximately $9,000,000 and are being accrued as space in the landfills is used. The construction costs of the landfills are depreciated as space in the landfills is used.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 1999, 1998 and 1997 were $520,000, $339,000 and $1,386,000, respectively.

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

Stock-Based Compensation:
------------------------

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

Market Risk Management Using Financial Instruments:
--------------------------------------------------

In order to reduce the floating interest rate risk on its long-term debt, the Company entered into an interest rate cap transaction in 1997 (see NOTE F). The cost of the rate cap is included in other long-term assets and is being amortized as interest expense over the term of the agreement.

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual hedge price. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. At December 31, 1999, the Company had outstanding swap agreements to hedge its anticipated domestic natural gas requirements on approximately 1,650,000 Mmbtus of natural gas, which represents approximately 28% of its expected 2000 fuel needs.

The Company has entered into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated from the processing of other scrap metal. At December 31, 1999, estimated 2000 total production covered under these futures sales contracts was 3,230 metric tonnes (mt), which represents approximately 14% of its expected 2000 production. In conjunction with these futures sales contracts, the Company has also entered into options contracts covering 1,200 mt. In addition, the Company has entered into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. At December 31, 1999, such contracts had metal deliveries committed during 2000 of 1,078 mt, which represents less than 1% of its expected 2000 production. In conjunction with these futures sales contracts, the Company has also entered into options contracts covering 4,133 mt. These contracts are settled in the month of the corresponding production and/or shipment, with all gains and losses recognized in revenues.

The Company is exposed to losses in the event of non-performance by the counter-parties to the financial hedge agreements and futures contracts discussed above; however, the Company does not anticipate non-performance by the counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. The Company does not require collateral to support broker transactions.

The fair value of the Company's financial hedging agreements at December 31, 1999, representing the amount the Company would pay to terminate the agreements, totaled $507,000.

Foreign Currency Translation:
----------------------------

The Company's foreign subsidiaries in the U.K., Germany, Netherlands, and its equity investee in Germany use the local currency as their functional currency. Adjustments resulting from the translation into U.S. dollars are reflected as a separate component of stockholders' equity, and foreign currency transaction gains and losses are reflected in the Statements of Earnings. The gains and losses on foreign currency exchange rate fluctuations and the translation adjustments for the three years ended 1999 were immaterial. As of December 31, 1999, the Company's accumulated foreign currency translation adjustment totaled $3,131,000 and the annual change is included in other comprehensive income in the Statements of Changes in Stockholders' Equity.

New Accounting Standards:
------------------------

In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," for one year to fiscal years beginning after June 15, 2000. The Company plans to adopt the statement effective January 1, 2001. The Company has evaluated the impact of Statement No. 133 and believes the impact will not have a material adverse effect upon the Company's future operating results.

Prior Year Reclassifications:
----------------------------

Certain reclassifications have been made to prior year statements to conform to the current year presentation. Freight out expenses, which had previously been included in cost of sales, are now included as a reduction in revenues. Miscellaneous income was reclassified from revenues to interest and other income. Also, certain plant selling, general and administrative expenses were reclassified from selling, general and administrative expense to cost of sales. In addition, the Company elected to classify the zinc brokerage facilities' operating costs to cost of sales. These costs were previously included in selling, general and administrative expense. Certain other amounts reported in 1998 and 1997 have been reclassified to conform with the 1999 presentation. All of these reclassifications had no effect on net income for either period. The effects of the reclassifications are as follows:

                                                  As Previously            As Currently
                                                      Filed                 Presented
                                                ------------------       -----------------
For the year ended December 31, 1998:
Revenues                                                $ 568,514               $ 562,093
Cost of sales                                           $ 506,994               $ 503,202
Selling, general and administrative expense             $  20,036               $  17,714
Amortization expense                                    $   3,669               $   3,748
Interest and other income                               $    (775)              $  (1,161)

For the year ended December 31, 1997:
Revenues                                                $ 339,381               $ 337,377
Cost of sales                                           $ 291,527               $ 290,057
Selling, general and administrative expense             $  15,171               $  14,497
Amortization expense                                    $   2,441               $   2,520
Interest and other income                               $    (413)              $    (352)

NOTE B--ACQUISITIONS

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee from Alcan Aluminum Corporation for approximately $11,000,000 in cash (not including acquisition costs). Also in February 1999, the Company acquired, through its wholly owned subsidiary, Midwest Zinc Corporation, substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee from North American Oxide, LLC for approximately $11,000,000 in cash (not including acquisition costs). Both acquisitions were accounted for using the purchase method of accounting, and their results of operations are included herein since their dates of acquisitions. Pro forma results from these acquisitions would not vary significantly from actual results for 1999 and 1998.

On July 21, 1998, the Company acquired all of the capital stock of U.S. Zinc Corporation ("U.S. Zinc") for a total purchase price of approximately $72,000,000, consisting of (i) $46,500,000 in cash, (ii) the assumption of approximately $17,000,000 in long-term debt, (iii) the issuance of 298,010 shares of the Company's common stock, and (iv) the issuance of four-year warrants to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $19.04 per share. The former U.S. Zinc shareholders have certain registration rights with respect to the shares of common stock, and the warrants that were issued to the former U.S. Zinc shareholders are contractually restricted from exercise for periods of up to four years. In addition, the transaction provides for future contingent payments (which will be expensed as earned) to certain former U.S. Zinc shareholders, dependent upon the future earnings performance of U.S. Zinc and the Company's other zinc-related operations through June 30, 2002 and continued employment with the Company. The acquisition was accounted for using the purchase method of accounting and its results of operations are included herein since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is approximately $39,180,000 and is being amortized over thirty years on a straight-line basis.

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries operated five production facilities located in Illinois, Texas and Tennessee which convert zinc scrap into various value-added zinc products such as zinc dust, oxides, ingots and other zinc by-products. These facilities have an aggregate annual processing capacity of approximately 200 million pounds of zinc-bearing materials.

The allocation of the purchase price of U.S. Zinc is as follows:

    Working capital                            $ 20,105
    Property and equipment                       14,335
    Goodwill                                     39,180
    Other noncurrent assets                         540
    Noncurrent liabilities                      (19,291)
                                               --------
    Total                                      $ 54,869
                                               ========

The following table sets forth unaudited pro forma results of operations of the Company and U.S. Zinc for the year ended December 31, 1998, assuming the acquisition had been consummated on January 1 of that year. The pro forma combined information is presented for comparative purposes only and does not purport to represent the actual results which would have occurred had the acquisition been consummated on such date or of future results of the combined companies under the ownership and management of the Company:

                                                                 1998
                                                             -------------
                                                             (unaudited)
Revenues                                                        $ 650,561
Gross profit                                                    $  67,576
Earnings before extraordinary item                              $  20,248
Net earnings                                                    $  20,248
Earnings per common share before extraordinary item:
    Basic                                                       $    1.20
    Diluted                                                     $    1.19
Net earnings per common share:
    Basic                                                       $    1.20
    Diluted                                                     $    1.19

The table above reflects certain pro forma adjustments including additional depreciation expense as a result of the increased basis of the fixed assets acquired, additional amortization expense related to the goodwill recorded, a reduction in general and administrative expenses for the elimination of duplicate management costs, additional interest expense related to debt incurred on the acquisition and adjustments for related income taxes and minority interests.

In November 1997, the Company acquired all of the capital stock of Alchem Aluminum, Inc. in exchange for approximately $26,000,000 cash, the assumption of debt and 1,208,339 shares of the Company's common stock. In January 1997, the Company acquired all of the capital stock of IMSAMET, Inc., a wholly owned subsidiary of EnviroSource, Inc., for approximately $58,000,000 in cash, not including acquisition costs. Also in January 1997, the Company acquired all of the capital stock of Rock Creek Aluminum, Inc. in exchange for 618,137 shares of the Company's common stock. These acquisitions were accounted for using the purchase method of accounting.


NOTE C--INVENTORIES

The components of inventories are:

                                 December 31,
                            -----------------------
                               1999         1998
                            ----------    ---------
Finished goods                $ 35,130     $ 26,668
Raw materials                   36,768       23,012
Supplies                         2,670        1,241
                            ----------    ---------
                              $ 74,568     $ 50,921
                            ==========    =========


NOTE D--PROPERTY AND EQUIPMENT

The components of property and equipment are:

                                                     December 31,
                                               -----------------------
                                                  1999         1998
                                               ----------   ----------
Land, buildings and improvements                $ 140,530    $ 113,709
Production equipment and machinery                129,745      117,861
Office furniture, equipment and other              13,086        8,876
                                               ----------   ----------
                                                  283,361      240,446
Accumulated depreciation                          (93,374)     (71,941)
                                               ----------   ----------
                                                $ 189,987    $ 168,505
                                               ==========   ==========

Depreciation expense for 1999, 1998 and 1997 was $22,405,000, $19,074,000 and
$14,007,000, respectively.

Estimated useful lives for buildings and improvements range from 15 to 39 years, machinery and equipment range from 3 to 20 years and office furniture and equipment range from 3 to 10 years.

NOTE E--INCOME TAXES

 The provision for income taxes was as follows:

                                For the Year Ended December 31,
                               ---------------------------------
                                  1999        1998       1997
                               ---------   ---------   ---------
Current:
    Federal                     $  7,293    $ 11,498    $  6,035
    State                            500         451       1,535
                               ---------   ---------   ---------
                                   7,793      11,949       7,570

Deferred:
    Federal                        3,221         (45)      2,028
    State                            577        (211)       (512)
    Foreign                         (429)       (418)         -
                               ---------   ---------   ---------
                                   3,369        (674)      1,516


                               ---------   ---------   ---------
                                $ 11,162    $ 11,275    $  9,086
                               =========   =========   =========

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision for income taxes as follows:

                                                  For the Year Ended December 31,
                                                 ---------------------------------
                                                    1999        1998        1997
                                                 ---------   ---------   ---------
Income taxes at the federal statutory rate        $ 11,231    $ 11,854    $  8,227
Foreign taxes at the statutory rate                     67        (845)          -

Goodwill amortization, nondeductible                   807         453         196
State income taxes, net                                693         150         651
Foreign loss                                          (871)       (593)          -
Other, net                                            (765)        256          12
                                                 ---------   ---------   ---------
Provision for income taxes                        $ 11,162    $ 11,275    $  9,086
                                                 =========   =========   =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31,
                                                 --------------------------
                                                     1999          1998
                                                 ------------  ------------
Deferred tax liabilities:
------------------------
  Accelerated depreciation and amortization         $ 18,270      $ 15,250
  Federal effect of state income taxes                   918           969
  Other                                                  460         1,016
                                                 ------------  ------------
Total deferred tax liabilities                        19,648        17,235

Deferred tax assets:
-------------------
  Net operating loss carryforwards                     1,798         1,591
  Tax credit carryforwards                             1,958         2,074
  Expenses not currently deductible                    3,653         5,288
  Federal effect of state income taxes                 1,038           896
                                                 ------------  ------------
Total deferred tax assets                              8,447         9,849
Valuation allowance                                     (895)       (1,341)
                                                 ------------- ------------
Net deferred tax assets                                7,552         8,508

                                                 ------------  ------------
Net deferred tax liability                          $ 12,096       $ 8,727
                                                 ============  ============

At December 31, 1999, the Company had a $895,000 valuation allowance to reduce certain deferred tax assets to amounts that are more than likely not to be realized. The majority of the valuation allowance relates to the Company's potential inability to utilize state recycling credits.

At December 31, 1999, the Company had approximately $2,729,000 of unused net operating loss carryforwards for foreign tax purposes, which do not expire, and had approximately $13,603,000 for state purposes which expire in 2008 to 2014. The majority of the net operating loss carryforwards were generated by the Loudon, Tennessee, Bedford, Indiana and Houston, Texas facilities.

At December 31, 1999, the Company had $1,937,000 of unused state tax credit carryforwards, $126,000 of which expire in 2004 to 2014, and $1,811,000 of which do not expire.

Undistributed earnings of the Company's non-United States investment in a joint venture amounted to approximately $2,429,000 at December 31, 1999. These earnings are considered permanently reinvested and, accordingly, no additional United States income taxes or non-U.S. withholding taxes have been provided. Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practical.

NOTE F--LONG-TERM DEBT AND EXTRAORDINARY LOSS ON EARLY DEBT RETIREMENT

Long-term debt is summarized as follows:

                                                                        December 31,
                                                              ------------------------------
                                                                  1999            1998
                                                              --------------  --------------
Revolving credit loans                                           $  200,000      $  152,000
7.65% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1996 Series                    5,693           5,690
7.45% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1997 Series                    4,600           4,600
6.00% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1998 Series                    4,100           3,421
Other                                                                   781           4,404
                                                              --------------  --------------
Subtotal                                                            215,174         170,115
Less current maturities                                                 181           1,415
                                                              --------------  --------------
Total                                                            $  214,993      $  168,700
                                                              ==============  ==============

On October 25, 1999, the Company amended and restated the terms of its long-term credit facility with its lenders (the "Second Amended and Restated Credit Agreement"). The Second Amended and Restated Credit Agreement provides for a credit facility of up to $250,000,000. The Company has the option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate, and these additional commitments could increase the revolving credit facility to $300,000,000. The Second Amended and Restated Credit Agreement allows the Company to issue up to $125,000,000 in convertible subordinated debt, subject to certain terms and conditions. In addition, up to $12,000,000 available under the Second and Restated Credit Agreement may be used by the Company for letters of credit. The entire balance of debt outstanding under the Second Amended and Restated Credit Agreement will mature in December 2003. Indebtedness under the Second Amended and Restated Credit Agreement bears interest, at the Company's option, at fluctuating interest rates based upon an alternate base rate (which may be the prime rate), or a rate based upon the applicable LIBOR rate plus a credit margin which is based upon the Company's ratio of total debt to total capitalization. In addition, the Company must pay a commitment fee for unborrowed amounts available under the revolving credit facility at a rate based upon the Company's ratio of debt to total capitalization. As of December 31, 1999, the Company had $200,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $48,631,000 available for borrowing.

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

In addition, during January 2000, the Second Amended and Restated Credit Agreement was amended to increase the aggregate maximum amount to be expended by the Company for repurchases of its common stock to $35,000,000. The indebtedness under the Second Amended and Restated Credit Agreement is secured by substantially all of the Company's personal property (including inventories, accounts receivable and equipment) and a first lien mortgage on certain real property at seven of the Company's operating plants, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

In order to reduce the fluctuating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction agreement ("Rate Cap Transaction") with the primary lender in April 1997. The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four-year term of the agreement. Under the terms of this Rate Cap Transaction, the Company's interest rate will not exceed 8% per annum for $29,600,000 (the notional amount as of December 31, 1999) of the Company's outstanding floating-rate debt. The notional amount covered under the Rate Cap Transaction reduces quarterly until the amount of the cap reaches $22,800,000. As of December 31, 1999, the floating interest rate was capped at 8% per annum for 15% of the total borrowings under the credit agreement.

At December 31, 1999, the Company had standby letters of credit outstanding in the aggregate amount of $2,415,000.

Early debt retirement generated an extraordinary loss of $1,318,000 in the first quarter of 1997, which consisted of early payment penalties of $1,953,000, write-off of old debt costs of $243,000 and an income tax benefit of $878,000.

The fair value of the Company's outstanding indebtedness under the Second Amended and Restated Credit Agreement approximates its carrying value due to its recent issuance, floating rate and relatively short maturity. The fair value of the Company's fixed rate Revenue Bonds based on discounted cash flows and incremental borrowing rates totals approximately $15,200,000.

Scheduled maturities of long-term debt subsequent to December 31, 1999 are as follows:

2000                                              $     181
2001                                                    110
2002                                                    110
2003                                                200,110
2004                                                    105
After 2004                                           14,558
                                                  ---------
Total                                             $ 215,174
                                                  =========

NOTE G--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               1999             1998            1997
                                                           -------------   --------------  -------------
Numerators for basic and diluted earnings per share:
    Net earnings before extraordinary item                 $     20,796    $      19,590   $     14,127
    Extraordinary item                                                -                -         (1,318)
                                                           -------------   --------------  -------------
    Net earnings                                           $     20,796    $      19,590   $     12,809
                                                           =============   ==============  =============

Denominator:
    Denominator for basic earnings per share--
      weighted-average shares                                16,447,949       16,669,768     13,066,006
    Dilutive potential common shares--stock options             106,740          132,300        226,698
                                                           -------------   --------------  -------------
    Denominator for diluted earnings per share               16,554,689       16,802,068     13,292,704
                                                           =============   ==============  =============

Basic net earnings per share:
    Net earnings before extraordinary item                 $       1.26    $        1.18   $       1.08
    Extraordinary item                                                -                -          (0.10)
                                                           -------------   --------------  -------------
    Net earnings                                           $       1.26    $        1.18   $       0.98
                                                           =============   ==============  =============

Diluted net earnings per share:
    Net earnings before extraordinary item                 $       1.26    $        1.17   $       1.06
    Extraordinary item                                                -                -          (0.10)
                                                           -------------   --------------  -------------
    Net earnings                                           $       1.26    $        1.17   $       0.96
                                                           =============   ==============  =============

The following stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the options' exercise price was greater than the average market price of the common stock:

                                                                 1999          1998            1997
                                                           --------------  --------------  --------------
Anti-dilutive stock options as of December 31                 2,099,996       1,098,856         225,829

NOTE H--EMPLOYEE BENEFIT PLANS

With the exception of the employees at the Company's U.S. Zinc facilities, the Company's profit-sharing retirement plan covers most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 1999, 1998 and 1997 were $2,302,000, $1,994,000 and $1,524,000, respectively.
The Company paid the 1999 and 1998 contributions in January 2000 and 1999, respectively.

Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company matches a portion of the employees' contributions. The Company's match of employee contributions totaled $876,000, $707,000 and $582,000 for 1999, 1998 and 1997, respectively.

NOTE I--STOCK OPTION PLANS

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

In 1996, the Company adopted the Annual Incentive Program, which provides certain of the Company's key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan provides for the granting of stock options to key management employees on a discretionary basis. Nonqualified and incentive stock options may be granted, and the terms of the plan concerning the stock options are substantially the same as the corresponding terms of the 1992 Stock Option Plan.

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

In March 1998, the Company adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company's Amended and Restated Stock Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provides loans to permit the exercise of certain Company stock options under the Amended and Restated Stock Option Plan and to pay federal and state taxes realized upon such exercises. Under this loan program 35,000 and 196,800 shares were exercised in 1999 and 1998, respectively. As of December 31, 1999, the Company had extended $2,266,000 in executive loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets) and recorded $38,000 in interest income.

Transactions under the option plans are as follows:

                                                1999                   1998                   1997
                                        --------------------- ----------------------- ---------------------
                                                     Weighted                Weighted              Weighted
                                                     Average                 Average               Average
                                                     Exercise                Exercise              Exercise
                                         Options      Price     Options       Price    Options      Price
                                        --------------------- ----------------------- ---------------------
Options outstanding Jan. 1              2,240,363    $ 14.71   1,868,433     $ 14.25  1,541,959    $ 13.65
Options granted                           214,832    $ 11.49     627,696     $ 13.36    584,714    $ 15.84
Options exercised                         (62,647)   $  8.05    (227,200)    $  6.94   (117,767)   $ 10.63
Options forfeited                         (50,520)   $ 16.34     (28,566)    $ 16.79   (140,473)   $ 17.30
                                        ----------            -----------             ----------
Options outstanding Dec. 31             2,342,028    $ 14.56   2,240,363     $ 14.71  1,868,433    $ 14.25
                                        ==========            ===========             ==========
Options exercisable Dec. 31             1,571,098    $ 15.17   1,131,961     $ 15.11    958,285    $ 12.62
                                        ==========            ===========             ==========

Information related to options outstanding at December 31, 1999, is summarized below:

                                     Options Outstanding                   Options Exercisable
                        ----------------------------------------------  --------------------------
                                           Weighted
                                            Average         Weighted                    Weighted
                                           Remaining        Average                     Average
       Range of                           Contractual       Exercise                    Exercise
    Exercise Prices        Options           Life            Price        Options        Price
--------------------------------------  ---------------  -------------  ------------  ------------
$  4.89  -  $  7.55            59,200     1.2 Years           $  7.55        59,200       $  7.55
$ 10.00  -  $ 13.75         1,191,139     7.2 Years           $ 12.83       662,643       $ 13.27
$ 14.25  -  $ 19.00           940,074     5.7 Years           $ 15.87       697,640       $ 15.97
$ 22.75  -  $ 23.38           151,615     5.6 Years           $ 22.75       151,615       $ 22.75
                        --------------                                  ------------
                            2,342,028                                     1,571,098
                        ==============                                  ============

The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                               1999        1998       1997
                                             ---------   ---------  ---------
     Expected option life in years               3.9         4.0        3.4
     Risk-free interest rate                    5.94%       4.58%      6.13%
     Volatility factor                         0.329       0.312      0.293
     Dividend yield                             2.11%       1.80%      1.28%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, because Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company. Therefore, the pro forma information is not necessarily indicative of future amounts unless SFAS No. 123 is applied to all outstanding stock options.

The Company's pro forma information is as follows:

                                                                                 December 31,
                                                                    ---------------------------------------
                                                                       1999          1998         1997
                                                                    ------------  -----------  ------------
Net earnings before extraordinary item:
    As reported                                                         $20,796      $19,590       $14,127
    Pro forma                                                           $19,629      $18,528       $13,446

Net earnings per common share before extraordinary item:
    As reported--basic                                                  $  1.26      $  1.18       $  1.08
    As reported--diluted                                                $  1.26      $  1.17       $  1.06

    Pro forma--basic                                                    $  1.19      $  1.11       $  1.03
    Pro forma--diluted                                                  $  1.19      $  1.10       $  1.01

Weighted-average fair value of options granted during the year          $  3.25      $  3.56       $  4.15

NOTE J--EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1999 the Company adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee's eligible compensation. A total of 800,000 shares are available for purchase under the plan. For 1999, the Company issued 24,860 shares under the plan in January 2000.


NOTE K--OPERATIONS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-K.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe, while there can be no assurance, that its liability at this site will have a material adverse effect on its financial position or results of operations.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company's financial position or results of operations.


NOTE L--SEGMENT INFORMATION

Description of the Types of Products and Services from which Each Reportable
----------------------------------------------------------------------------
Segment Derives its Revenues:
----------------------------
The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investment in joint ventures. The Company delivers aluminum in molten and ingot form to aluminum producers, diecasters, extruders, steel and automotive companies and other aluminum customers in the packaging, construction and transportation industries. In addition, this segment includes magnesium melting activities, which represent less than 1% of consolidated revenues and production. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities. The Company sells zinc dust, oxides and metal to customers in the tire and rubber, industrial paint, specialty chemical, mining and steel galvanizing industries.

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

Factors Management Used to Identify the Company's Reportable Segments:
---------------------------------------------------------------------
The Company's reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers.

Reportable Segment Information:
------------------------------
Selected reportable segment disclosures for the three years ended December 31, 1999 are as follows:

                                                  ALUMINUM           ZINC           TOTALS
                                              ----------------  ---------------  --------------
1999
----
Revenues from external customers                   $  568,327       $  196,504      $  764,831
Segment income                                     $   52,974       $   12,788      $   65,762
Depreciation and amortization expense              $   20,718       $    4,615      $   25,333
Equity in earnings of affiliates                   $    2,265                -      $    2,265
Segment assets                                     $  415,614       $  109,377      $  524,991
Equity investments in joint ventures               $   13,901                -      $   13,901
Payments for plant and equipment                   $   19,612       $    3,670      $   23,282

1998
----
Revenues from external customers                   $  470,722       $   91,371      $  562,093
Segment income                                     $   52,897       $    4,218      $   57,115
Depreciation and amortization expense              $   19,155       $    2,402      $   21,557
Equity in earnings of affiliates                   $    1,750                -      $    1,750
Segment assets                                     $  328,891       $  109,398      $  438,289
Equity investments in joint ventures               $   14,502                -      $   14,502
Payments for plant and equipment                   $   30,507       $    1,518      $   32,025

1997
----
Revenues from external customers                   $  324,598       $   12,779      $  337,377
Segment income                                     $   43,411       $    1,127      $   44,538
Depreciation and amortization expense              $   15,162       $      304      $   15,466
Equity in earnings of affiliates                   $      182                -      $      182
Segment assets                                     $  314,377       $    9,235      $  323,612
Equity investments in joint ventures               $   14,271                -      $   14,271
Payments for plant and equipment                   $   32,623       $    3,532      $   36,155

Reconciliations of total reportable segment disclosures to the Company's consolidated financial statements are as follows:

                                                                     1999          1998          1997
                                                                  ------------  ------------  ------------
PROFITS
-------
Total profits for reportable segments                                $ 65,762      $ 57,115      $ 44,538
Unallocated amounts:
    General and administrative expense                                (21,775)      (17,360)      (14,114)
    Interest expense                                                  (12,478)       (9,197)       (7,331)
    Interest and other income                                             795           585           413
                                                                  ------------  ------------  ------------
Income before provision for income taxes, minority interests
    and extraordinary item                                           $ 32,304      $ 31,143      $ 23,506
                                                                  ============  ============  ============

DEPRECIATION AND AMORTIZATION EXPENSE
-------------------------------------
Total depreciation and amortization expense for reportable
    segments                                                         $ 25,333      $ 21,557      $ 15,466
Other depreciation and amortization expense                             1,705         1,271         1,045
                                                                  ------------  ------------  ------------
Total consolidated depreciation and amortization expense             $ 27,038      $ 22,828      $ 16,511
                                                                  ============  ============  ============

ASSETS
------
Total assets for reportable segments                                $ 524,991     $ 438,289     $ 323,612
Other assets                                                           18,646        18,269         8,924
                                                                  ------------  ------------  ------------
Total consolidated assets                                           $ 543,637     $ 456,558     $ 332,536
                                                                  ============  ============  ============

PAYMENTS FOR PLANT AND EQUIPMENT
--------------------------------
Total payments for plant and equipment for reportable segments       $ 23,282      $ 32,025      $ 36,155
Other payments for plant and equipment                                  7,574         3,174         1,004
                                                                  ------------  ------------  ------------
Total consolidated payments for plant and equipment                  $ 30,856      $ 35,199      $ 37,159
                                                                  ============  ============  ============

Geographic Information:
----------------------
The following table sets forth the geographic breakout of revenues (based on customer location) and property and equipment (net of accumulated depreciation):

                                           1999          1998         1997
                                        ----------    ----------    ----------
REVENUES
--------
Domestic                                 $ 658,261     $ 488,253     $ 327,933
Foreign                                    106,570        73,840         9,444
                                        ----------    ----------    ----------
Consolidated total                       $ 764,831     $ 562,093     $ 337,377
                                        ==========    ==========    ==========

PROPERTY AND EQUIPMENT
----------------------
Domestic                                 $ 180,342     $ 157,844     $ 135,716
Foreign                                      9,645        10,661         6,384
                                        ----------    ----------    ----------
Consolidated total                       $ 189,987     $ 168,505     $ 142,100
                                        ==========    ==========    ==========

Aluminum shipments to customers located in Canada accounted for approximately 8% of consolidated revenues for 1999. Substantially all of the Company's foreign property and equipment are located at the Company's aluminum facility in Swansea, Wales.

Major Customers:
---------------
During 1999 and 1997, no single customer accounted for more than 10% of consolidated revenues. During 1998, aluminum sales to Ford Motor Company ("Ford") accounted for 10% of consolidated revenues. The loss of Ford as a customer would have a material adverse effect upon the business of the Company and its future operating results.


NOTE M--QUARTERLY FINANCIAL DATA (Unaudited)

                                          First       Second         Third       Fourth        Total
                                         Quarter      Quarter       Quarter      Quarter       Year
                                       ------------ ------------  ------------ ------------ ------------
1999:
----
Revenues                                $  172,778   $  182,301    $  196,347   $  213,405   $  764,831
Gross profits                           $   17,198   $   17,680    $   18,200   $   17,560   $   70,638
Net earnings                            $    5,141   $    5,473    $    5,645   $    4,537   $   20,796
Net earnings per common share:
   Basic                                $     0.31   $     0.33    $     0.34   $     0.28   $     1.26
   Diluted                              $     0.31   $     0.33    $     0.34   $     0.28   $     1.26

1998:
----
Revenues                                $  126,364   $  123,324    $  151,406   $  160,999   $  562,093
Gross profits                           $   13,187   $   13,724    $   15,584   $   16,396   $   58,891
Net earnings                            $    4,611   $    5,011    $    4,968   $    5,000   $   19,590
Net earnings per common share:
   Basic                                $     0.28   $     0.30    $     0.29   $     0.30   $     1.18
   Diluted                              $     0.28   $     0.30    $     0.29   $     0.30   $     1.17

NOTE N--RELATED PARTY TRANSACTION

The Company has entered into an agreement with one of the Company's executive officers and his brother, both former stockholders of the U.S. Zinc Corporation, under which the Company sold real property for $2,450,000 in exchange for cash and a secured promissory note. The Company believes the sale price of the property is equivalent to sale prices for comparable properties in the area. The $2,440,000 note, due on June 30, 2002, bears interest at a rate of 8% per annum, is payable in monthly installments, and is secured by a first lien mortgage on the property. The transaction resulted in an after tax gain of approximately $295,000.

NOTE O--COMMITMENTS
-------------------

The Company has entered into an aluminum supply agreement with General Motors Corporation to supply certain volumes of aluminum to their plant in Saginaw, Michigan. As a result, the Company will spend approximately $15,300,000 to construct a new plant facility near Saginaw, Michigan. Under the terms of the agreement metal is expected to be delivered in late 2000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------
         FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

The information required by this item with respect to directors and nominees for director of the Company appears under the captions "Election of Directors" and "Remuneration of Directors and Officers -- Compliance with Section 16(a)" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is currently anticipated that the Proxy Statement will be publicly available and mailed to stockholders in early to mid-April 2000. Certain information as to executive officers is included herein under PART I, ITEM 4A. "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11.  EXECUTIVE COMPENSATION
--------

The information required by this item appears under the caption "Remuneration of Directors and Officers" in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

The information required by this item appears under the caption "Voting and Principal Stockholders" in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------
The information required by this item appears under the captions "Remuneration of Directors and Officers--Option Exercises and Holdings" and "--Certain Transactions" and "Compensation Committee Report to Stockholders -- Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------

  (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 42 hereof.

     2. Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules on Page 42 hereof.

     3.  Exhibits:
         --------

     3.1 Certificate of Incorporation of IMCO Recycling Inc., as amended May 13, 1998, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

    *3.2 By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999.

     10.1 IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.2      Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit
               10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour, Denis W. Ray, Thomas
               W. Rogers, C. Lee Newton, Robert R. Holian, and James B. Walburg.

     10.3 Supply Agreement between Commonwealth Aluminum Corporation and the Company, dated April 1, 1999, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.

     10.4 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as Exhibit
               10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.5 First Amendment to processing agreement by and among the Rigid Packaging division of Aluminum Company of America, the Company and Metal Resources Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

     10.6 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, February 28, 1996, February 25, 1997, May 13, 1997 and
               May 13, 1998, filed as

               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

     10.7 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997, May 13, 1997 and May 13, 1998, filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

     10.8 Registration Rights Agreement dated as of November 14, 1997 among IMCO Recycling Inc. and the former shareholders of Alchem Aluminum, Inc., filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

     10.9 Executive Option Exercise Loan Program, dated March 10, 1998, filed as Exhibit 10.1 to the Company's Quarterly Report for the quarterly period ended March 31, 1998, and incorporated herein by reference.

     10.10 Memorandum of Purchase and Sale Agreement by and among IMCO Recycling Inc., The Minette and Jerome Robinson Community Property Trust, The Minette and Jerome Robinson Foundation, The Minette and Jerome Robinson Charitable Remainder Trust, M. Russ Robinson, Howard Robinson and Mindy Robinson Brown, dated July 21, 1998, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 4, 1998, and incorporated herein by reference.

     10.11 Form of Common Stock Purchase Warrant, dated July 21, 1998, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated August 4, 1998, and incorporated herein by reference.

     10.12 Second Amended and Restated Credit Agreement, by and among the Company; Subsidiary Guarantors named therein; the Lenders thereunder; Bank of America, N.A.; PNC Bank, National Association and Chase Bank of Texas National Association dated October 25, 1999, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

    *10.13 First Amendment dated January 5, 2000, to the Second Amended and Restated Credit Agreement, by and among the Company; Subsidiary Guarantors named therein; the Lenders thereunder; Bank of America, N.A.; PNC Bank, National Association and Chase Bank of Texas National Association dated October 25, 1999.

     10.14     IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

     10.15 Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company's Form S-8 dated June 30, 1999, and incorporated herein by reference.

    *10.16 Registration Rights Agreement dated as of July 21, 1998 among IMCO Recycling Inc. and the former shareholders of U.S. Zinc Corporation.

     *10.17    Split-Dollar Life Insurance Agreement.

     *10.18    IMCO Recycling Inc. Performance Share Unit Plan.

     *21       Subsidiaries of IMCO Recycling Inc. as of March 1, 2000.

     *23       Consent of Ernst & Young LLP.

     *27.1     Financial Data Schedule.

     *27.2     Restated Financial Data Schedule.

_________________
*  Filed herewith.

   (b)    Reports on Form 8-K filed in fourth quarter 1999:  None.

   (c)    See sub-item (a) above.

   (d)    See sub-item (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:         March 10, 2000      IMCO Recycling Inc.


                                      /s/ ROBERT R. HOLIAN
                                   By:___________________________
                                      Robert R. Holian, Senior Vice President,
                                      Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                     Title                             Date
----------------------------------      --------------------------------------       --------------
                                        Director, Chairman of the Board, Chief
/s/ DON V. INGRAM                       Executive Officer                            March 10, 2000
----------------------------------
Don V. Ingram

/s/ JOHN J. FLEMING                     Director                                     March 10, 2000
----------------------------------
John J. Fleming

/s/ DON NAVARRO                         Director                                     March 10, 2000
----------------------------------
Don Navarro

/s/ STEVE BARTLETT                      Director                                     March 10, 2000
----------------------------------
Steve Bartlett

/s/ JEB HENSARLING                      Director                                     March 10, 2000
----------------------------------
Jeb Hensarling

/s/ WILLIAM WARSHAUER                   Director                                     March 10, 2000
----------------------------------
William Warshauer

/s/ HUGH G. ROBINSON                    Director                                     March 10, 2000
----------------------------------
Hugh G. Robinson

                                        Executive Vice President, Chief
/s/ PAUL V. DUFOUR                      Financial Officer and Secretary              March 10, 2000
----------------------------------
Paul V. Dufour

                                        Senior Vice President, Controller
/s/ ROBERT R. HOLIAN                    and Chief Accounting Officer                 March 10, 2000
----------------------------------
Robert R. Holian