Form 10-Q
period 2000-03-31
IMCO RECYCLING INC
filed 2000-05-15
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2000


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

                                   Yes X   No ___
                                       -
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 28, 2000.

                   Common Stock, $0.10 par value, 15,439,942
                   -----------------------------------------

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                               March 31,       December 31,
                                                                                 2000              1999
                                                                            ---------------   --------------
                                                                              (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                               $        3,012    $       2,578
     Accounts receivable, net of allowance of $1,626 and $1,950 at
         March 31, 2000 and December 31, 1999, respectively                         132,064          125,917
     Inventories                                                                     73,498           74,568
     Deferred income taxes                                                            3,022            3,008
     Other current assets                                                            10,222            9,228
                                                                            ---------------   --------------
        Total Current Assets                                                        221,818          215,299
Property and equipment, net                                                         186,080          189,987
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $12,224 and $11,149 at
     March 31, 2000 and December 31, 1999, respectively                             120,646          117,861
Investments in joint ventures                                                        13,523           13,901
Other assets, net                                                                     7,787            6,589
                                                                            ---------------   --------------
                                                                             $      549,854    $     543,637
                                                                            ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                        $       71,595    $     101,458
     Accrued liabilities                                                              5,153            7,164
     Current maturities of long-term debt                                               149              181
                                                                            ---------------   --------------
        Total Current Liabilities                                                    76,897          108,803
Long-term debt                                                                      260,994          214,993
Deferred income taxes                                                                15,252           15,104
Other long-term liabilities                                                           9,534            9,081

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
     none issued                                                                          -                -
Common stock; par value $.10; 40,000,000 shares authorized;
     17,114,620 issued at March 31, 2000; 17,110,620 issued
     at December 31, 1999                                                             1,712            1,711
Additional paid-in capital                                                          106,547          106,549
Retained earnings                                                                   105,728          104,079
Accumulated other comprehensive loss from foreign currency
     translation adjustments                                                         (4,446)          (3,131)
Treasury stock, at cost; 1,847,592 shares at March 31, 2000;
     1,083,406 shares at December 31, 1999                                          (22,364)         (13,552)
                                                                            ---------------   --------------
        Total Stockholders' Equity                                                  187,177          195,656
                                                                            ---------------   --------------
                                                                             $      549,854    $     543,637
                                                                            ===============   ==============

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                         For the three months
                                                            ended March 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------   ---------
Revenues                                               $  223,259   $ 172,778
Cost of sales                                             207,157     155,579
                                                       ----------   ---------
Gross profits                                              16,102      17,199
Selling, general and administrative expense                 7,187       5,362
Amortization expense                                        1,282       1,054
Interest expense                                            4,313       2,980
Interest and other income                                     (57)       (156)
Equity in earnings of affiliates                             (670)       (478)
                                                       ----------   ---------
Earnings before provision for income taxes
     and minority interests                                 4,047       8,437
Provision for income taxes                                  1,381       3,194
                                                       ----------   ---------
Earnings before minority interests                          2,666       5,243
Minority interests, net of provision for income taxes         102         102
                                                       ----------   ---------
Net earnings                                           $    2,564   $   5,141
                                                       ==========   =========

Net earnings per common share:
   Basic                                               $     0.17   $    0.31
   Diluted                                             $     0.17   $    0.31

Weighted average shares outstanding:
   Basic                                                   15,497      16,497
   Diluted                                                 15,510      16,550


Dividends declared per common share                    $     0.06   $    0.06

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                                                For the three months
                                                                                  ended March 31,
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------   ------------
OPERATING ACTIVITIES
Net earnings                                                                  $    2,564    $     5,141
Depreciation and amortization                                                      7,126          6,287
Provision for deferred income taxes                                                  134            287
Equity in earnings of affiliates                                                    (670)          (478)
Other noncash charges                                                                454            629
Changes in operating assets and liabilities:
        Accounts receivable                                                       (6,681)       (16,647)
        Inventories                                                                1,006         (2,378)
        Other current assets                                                      (1,143)           517
        Accounts payable and accrued liabilities                                 (29,017)        14,003
                                                                             -----------   ------------
Net cash (used by) from operating activities                                     (26,227)         7,361

INVESTING ACTIVITIES
Payments for property and equipment                                               (7,986)        (5,944)
Acquisitions, net of cash acquired                                                     -        (21,618)
Other                                                                             (1,561)            72
                                                                             -----------   ------------
Net cash used by investing activities                                             (9,547)       (27,490)

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility                             46,000         24,000
Proceeds from issuance of long-term debt                                               -            550
Principal payments of long-term debt                                                 (17)          (273)
Dividends paid                                                                      (916)          (982)
Purchases of treasury stock                                                       (9,136)          (649)
Other                                                                                296            (89)
                                                                             -----------   ------------
Net cash from financing activities                                                36,227         22,557
                                                                             -----------   ------------

Effect of exchange rate differences on cash and cash equivalents                     (19)           (53)

Net increase in cash and cash equivalents                                            434          2,375
Cash and cash equivalents at January 1                                             2,578          6,075
                                                                             -----------   ------------
Cash and cash equivalents at March 31                                         $    3,012    $     8,450
                                                                             ===========   ============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                    $    3,776    $     2,437
Cash payments for income taxes                                                $      273    $       230

                     IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2000
                     (dollars in tables are in thousands)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year statements to conform to the current year presentation.


NOTE B - INVENTORIES

The components of inventories are:

                                    March 31,        December 31,
                                      2000               1999
                                  ------------       ------------
Finished goods                      $   37,718         $   35,130
Raw materials                           33,085             36,768
Supplies                                 2,695              2,670
                                  ------------       ------------
                                    $   73,498         $   74,568
                                  ============       ============


NOTE C - LONG-TERM DEBT

As of March 31, 2000, the Company had $246,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $2,462,000 available for borrowing.

NOTE D - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share:

                                             Three months ended
                                                  March 31,
                                           ----------------------
                                             2000          1999
                                           --------      --------

Weighted average shares outstanding
    for basic earnings per share             15,497        16,497
Effect of employee stock options                 13            53
                                           --------      --------
Weighted average shares outstanding
    for diluted earnings per share           15,510        16,550
                                           ========      ========


NOTE E - OPERATIONS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-Q.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the

Company does not believe that its potential liability, if any, at this site will have a material adverse effect on its financial position or results of operations.


NOTE F - OTHER COMPREHENSIVE INCOME

As of March 31, 2000 the Company's foreign currency translation adjustment increased to $4,446,000 from $3,131,000 as of December 31, 1999. Total comprehensive income for the three months ended March 31, 2000 and March 31, 1999 was $1,249,000 and $4,718,000, respectively.


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

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

There has been no material change in the Company's segment classifications during 2000.

                                                 Three months ended
                                                     March 31,
                                            -----------------------------
                                               2000             1999
                                            ------------   --------------

Revenues:
    Aluminum                                   $ 167,319        $ 132,358
    Zinc                                          55,940           40,420
                                            ------------   --------------
Total revenues                                 $ 223,259        $ 172,778
                                            ============   ==============


Income:
    Aluminum                                   $   9,486        $  13,707
    Zinc                                           4,123            2,298
                                            ------------   --------------
Total segment income                              13,609           16,005

Unallocated amounts:
    General and administrative expense            (4,061)          (3,653)
    Amortization expense                          (1,282)          (1,054)
    Interest expense                              (4,313)          (2,980)
    Interest and other income                         94              119
                                            ------------   --------------
Earnings before provision for income
    taxes and minority interests               $   4,047        $   8,437
                                            ============   ==============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
         CONDITION AND RESULTS OF OPERATIONS

Most of the Company's processing consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                       Three months ended
                                           March 31,
                                    ----------------------
                                       2000         1999
                                    ---------    ---------

Pounds processed                      766,306      700,184
Percentage of pounds tolled                55%          62%
Revenues                            $ 223,259    $ 172,778
Gross profits                       $  16,102    $  17,199


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

PRODUCTION. For the three month period ended March 31, 2000, the Company melted
----------
766.3 million pounds, 9% more metal compared to 700.2 million pounds during the same period in 1999. The aluminum and zinc segments accounted for 82% and 18%, respectively, of the overall production increase for the three month period. Tolling activity for the three month period ended March 31, 2000 represented 55% of total pounds processed, compared to 62% for the same period in 1999.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                             Three months ended
                                                  March 31,
                                        -----------------------------
                                            2000            1999
                                        -------------   -------------
Pounds Processed:
    Aluminum                                  697,459         643,057
    Zinc                                       68,847          57,127
                                        -------------   -------------
Total Pounds Processed                        766,306         700,184
                                        =============   =============

Percentage Tolled:
    Aluminum                                       60%             67%
    Zinc                                            6%              6%
Total Percentage Tolled                            55%             62%

ALUMINUM PRODUCTION: For the three month period ended March 31, 2000, the Company melted 8% more aluminum than it did during the same period in 1999. The increase in aluminum production for the first quarter was primarily due to the following factors: (1) a significant increase at the Shelbyville, Tennessee facility (acquired in February 1999), (2) greater production at the Coldwater, Michigan and Bedford, Indiana facilities, (3) higher production at the Swansea, Wales facility and (4) increases in production at the Wendover, Utah and Uhrichsville, Ohio facilities. The increase in the Ohio facility is the result of adding two new reverberatory furnaces in late 1999. The decrease in aluminum percentage tolled compared to the first quarter of 1999 is primarily due to the acquisition of the Shelbyville, Tennessee facility, the production of which is dedicated primarily for product sales serving the transportation market, and an increase in product sales volume at the Post Falls, Idaho facility.

ZINC PRODUCTION: For the three month period ended March 31, 2000, the Company melted 21% more zinc than it did during the same period in 1999. The February 1999 acquisition of the Clarksville, Tennessee facility accounted for most of the increase in zinc production. In addition, production increased due to the strong demand of value-added products, especially zinc oxide, from the Company's U.S. Zinc subsidiary.

REVENUES. For the three month period ended March 31, 2000, the Company's
--------
consolidated revenues increased 29% to $223,259,000, compared to $172,778,000 for the same period in 1999. The aluminum and zinc segments accounted for 69% and 31%, respectively, of the overall revenue increase for the three month period.

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

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                                             Three months ended
                                                  March 31,
                                          ---------------------------
                                            2000            1999
                                          -----------     -----------
Revenues:
    Aluminum                                $ 167,319       $ 132,358
    Zinc                                       55,940          40,420
                                          -----------     -----------
Total Revenues                              $ 223,259       $ 172,778
                                          ===========     ===========


ALUMINUM REVENUES: For the three month period ended March 31, 2000, the Company's aluminum revenues increased 26% compared to the same period in 1999.

Aluminum revenues increased due to the combination of (1) higher prevailing aluminum product sale prices, (2) higher aluminum production volumes as a result of facility expansions and (3) a decrease in the relative proportion of volumes from tolling versus product sales (see "ALUMINUM PRODUCTION" above). As discussed above, increased product sales generally result in a higher increase in revenues than a similar increase in tolling business.

ZINC REVENUES: For the three month period ended March 31, 2000, the Company's zinc revenues increased 38% compared to the same period in 1999. Zinc revenues increased primarily due to higher volumes mainly due to the acquisition of the Clarksville, Tennessee facility in February 1999 as well as higher prevailing selling prices of zinc metal in 2000.

GROSS PROFITS. For the three month period ended March 31, 2000, the Company's
-------------
consolidated gross profits decreased 6% to $16,102,000 compared to $17,199,000 from the same period in 1999.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                                   Three months ended
                                                        March 31,
                                               ---------------------------
                                                   2000           1999
                                               ------------   ------------

Segment Income:
    Aluminum                                       $  9,486       $ 13,707
    Zinc                                              4,123          2,298
                                               ------------   ------------
Total segment income                                 13,609         16,005

Items not included in gross profits:
    Plant selling expense                             1,435            577
    Management SG&A expense                           1,691          1,131
    Equity in earnings of affiliates                   (670)          (478)
    Other income                                         37            (36)
                                               ------------   ------------
Gross Profits                                      $ 16,102       $ 17,199
                                               ============   ============


ALUMINUM INCOME: For the three month period ended March 31, 2000, the Company's aluminum income decreased 31% compared to the same period in 1999. The decrease was primarily due to lower profit margins in the aluminum alloys business. Recent capacity increases in this business have resulted in intensified competition for the available scrap metal units, which is the Company's raw material. This, in turn, caused higher raw material costs and lower selling prices. Additionally, a processing error in the operation of a new operations information system installed in December 1999 at the aluminum alloy facility in Coldwater, Michigan delayed the recognition of certain raw material costs, which increased cost of sales and reduced gross profits to a lower-than-anticipated level. The Company is taking steps to improve the profitability of our alloys business that include a review of raw material acquisitions in an effort to lower costs; a review of customer orders and other actions to raise price realizations; and further emphasis on operating cost reductions at the Michigan and Tennessee alloys plants. The aluminum income decreased despite the increase in aluminum processing volumes, principally due to the reasons discussed above.

ZINC INCOME: For the three month period ended March 31, 2000, the Company's zinc income increased 79% compared to the same period in 1999. The increase was primarily due to the higher overall zinc production volumes (see "ZINC PRODUCTION" above). In addition, the relative increase in zinc income was greater than the increase in zinc processing volumes due to higher zinc product sale prices and benefits from integrating the Company's previously owned zinc business with the U.S. Zinc and Clarksville, Tennessee facilities.

SG&A EXPENSES. Selling, general and administrative expenses for the three month
-------------
periods ended March 31, 2000 and 1999 were $7,187,000 and $5,362,000, respectively, an increase of 34%. The increase is primarily due to the operation of more production facilities and costs associated with the Company's investment in its new Enterprise Resource Planning system.

AMORTIZATION EXPENSE. Amortization expense for the three month periods ended
--------------------
March 31, 2000 and 1999 was $1,282,000 and $1,054,000, respectively, an increase of 22%. The increase is due almost entirely to amortization of additional goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions in February 1999.

INTEREST EXPENSE. Interest expense for the three month periods ended March 31,
----------------
2000 and 1999 was $4,313,000 and $2,980,000, respectively, an increase of 45%.
The increase is the result of increased interest rates and higher amounts of debt outstanding in 2000 compared to 1999, primarily due to additional working capital requirements.

NET EARNINGS. Net earnings decreased 50% to $2,564,000 for the three month
------------
period ended March 31, 2000 compared to $5,141,000 for the same period in 1999. The decrease was primarily the result of lower profit margins in the aluminum alloys business (see "ALUMINUM INCOME" above). In addition, increases in interest expense, amortization expense and selling, general and administration expense, as discussed above, reduced net earnings. The Company recorded an effective tax rate of 34% in the first quarter of 2000, which was lower than the 37.9% in the first quarter of 1999 due to a greater percentage of pre-tax income not included in the calculation of income tax expense. The majority of the Company's equity income is from the VAW-IMCO venture, which is reported on an after-tax basis.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS. Operations utilized $26,227,000 and provided $7,361,000 of cash during the first three months of 2000 and 1999, respectively. Changes in operating assets and liabilities represented a $35,835,000 net use of cash for the first three months of 2000 compared to a net use of cash of $4,505,000 for the same period in 1999. The extent of the change in operating assets and liabilities was primarily due to the increase in revenues in 2000, as discussed above, and the greater percentage of product sales, which resulted in increases in working capital. The Company does not anticipate further increases in the percentage of product sales v. tolling during the remainder of the year, and therefore does not expect to utilize working capital at the same levels experienced in the first quarter. Lower net earnings in 2000 of $2,564,000 compared to $5,141,000 for 1999 contributed to the increase in net cash used from operating activities. Higher depreciation and amortization of $7,126,000 in 2000 compared to $6,287,000 in 1999 helped offset the effects of these other factors.

CASH FLOWS FROM INVESTING ACTIVITIES. During the three months ended March 31, 2000, net cash used by investing activities was $9,547,000 compared to $27,490,000 for the same period in 1999. During the first quarter of 1999, the Company spent approximately $21,600,000 (net of cash acquired) in the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. The Company's total payments for property, plant and equipment in the first three months of 2000 increased to $7,986,000, compared to $5,944,000 spent in the first three months of 1999. Capital expenditures for property, plant and equipment in 2000 are now expected to be approximately $35,000,000, which are expected to be funded with internally generated funds. Major 2000 projects include further installation of the Company's new Enterprise Resource Planning
(ERP) software system, installation of new furnaces at the Millington, Tennessee facility and the construction of a new aluminum alloying facility near Saginaw, Michigan.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $36,227,000 for the three months ended March 31, 2000, compared to $22,557,000 for the same period of 1999. In the first three months of 2000, the Company borrowed $46,000,000 under its revolving credit facility, most of which was used to finance its additional working capital requirements. In the three month period ended March 31, 1999 the Company had net borrowings of $24,000,000 on its long-term revolving credit facility, the majority of which was used to fund the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. At March 31, 2000 the Company had $246,000,000 in indebtedness outstanding under its long-term revolving credit facility. In addition, there were standby letters of credit outstanding with several banks totaling $2,584,000.

Financing activities also included cash payments of $916,000 in dividends for the first three months of 2000 compared to $982,000 for the same period in 1999. In addition, for the three months ended March 31, 2000 and 1999, $9,136,000 and $649,000, respectively, was used to purchase 790,100 and 55,000, respectively, shares of the Company's common stock in open market transactions. In May 2000, the Company entered into a forward share purchase transaction with a financial institution to facilitate open-market purchases of additional shares of the Company's common stock.

As of May 1, 2000, the Company had $231,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $17,462,000 available for borrowing. During April 2000, the Company executed a $15,000,000 90-day short-term note payable for working capital requirements. While the Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans, additional financing will probably be necessary for the Company to continue its growth rate experienced in recent years. The Company has experienced and expects to continue to experience substantial capital funding requirements for its new facilities, potential acquisitions and capital and environmental improvement programs.


ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-Q and in other filings made by the Company.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under such environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability, if any, at this site, will have a material adverse effect on its financial position or results of operations.

IMPACT OF YEAR 2000

In 1998 and 1999, the Company implemented a comprehensive plan to address potential Year 2000 compliance problems. In late 1999, the Company completed its remediation and testing of systems. As a result of those efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes its systems successfully responded to the Year 2000 issues. The Company's Year 2000 project expenditures were immaterial during 1999 and 1998. The Company is not currently aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of certain third parties throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 1. "BUSINESS;" ITEM 3. "LEGAL PROCEEDINGS"
                                 ------              ------
and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------
RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future profit margins, plant capacity, volumes, revenues, earnings, costs, and expenses (including capital expenditures); the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; future prices for metals; projected completion dates and anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; access to adequate energy supplies at commercial rates; future levels of dividends (if any); potential affects of the Company's metals brokerage activities; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: competition for raw materials costs and pricing pressures from competitors; fluctuations in operating levels at the Company's facilities; the mix of product sales business as opposed to tolling business; unforeseen difficulties in the operation or performance of the Company's new ERP software system, and the Company's other operations and reporting systems; retention and financial condition of major customers; effects of future costs; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate fluctuations; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages in used aluminum beverage containers and can scrap at facilities; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures.

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

   * The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company's product sales business. Prices can be volatile, which could affect the Company's product sales business. The Company's use of contractual arrangements, including long-term agreements and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it. Lower market prices for primary metals may adversely affect the demand for the Company's recycling services and recycled metals.

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


REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 2000, and for the three month period then ended prior to filing, and their report is included herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------
         MARKET RISK

There have been no material changes regarding market risk and the Company's derivative instruments during the first quarter of 2000. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

During the three month period ended March 31, 2000, the Company repurchased 790,100 shares of its common stock on the open market or in privately negotiated transactions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     10.1  IMCO Recycling Inc. Performance Share Unit Plan

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27.1  Financial Data Schedule

     27.2  Restated Financial Data Schedule

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMCO Recycling Inc.
                                        (Registrant)


Date:  May 10, 2000                     By: /s/  Robert R. Holian
                                           --------------------------
                                        Robert R. Holian
                                        Senior Vice President
                                        Controller and Chief Accounting Officer

                    Independent Accountant's Review Report


Stockholders and
Board of Directors
IMCO Recycling Inc.

We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of March 31, 2000, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 31, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ ERNST & YOUNG LLP

Dallas, Texas
May 11, 2000