Form 10-Q
period 2000-06-30
IMCO RECYCLING INC
filed 2000-08-17
CIK 202890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

        [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

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

                     5215 North O'Connor Blvd., Suite 1500
                        Central Tower at Williams Square
                              Irving, Texas 75039
              (Address of principal executive offices) (Zip Code)

                                 (972) 401-7200
              (Registrant's telephone number, including area code)

                      5215 North O'Connor Blvd., Suite 940
                        Central Tower at Williams Square
                              Irving, Texas 75039
                 (Former address, if changed from last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X            No
                               ---             ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2000.

                   Common Stock, $0.10 par value, 15,326,267
                   -----------------------------------------

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     June 30,             December 31,
                                                                       2000                   1999
                                                               ------------------    -------------------
                                                                   (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                            $  3,714               $  2,578
    Accounts receivable, net of allowance of $801 and $1,950 at
      June 30, 2000 and December 31, 1999, respectively                   137,162                125,917
    Inventories                                                            54,671                 74,568
    Deferred income taxes                                                   3,447                  3,008
    Other current assets                                                   12,043                  9,228
                                                               ------------------    -------------------
        Total Current Assets                                              211,037                215,299
Property and equipment, net                                               182,591                189,987
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $13,287 and $11,149 at
    June 30, 2000 and December 31, 1999, respectively                     120,057                117,861
Investments in joint ventures                                              15,319                 13,901
Other assets, net                                                           7,529                  6,589
                                                               ------------------    -------------------
                                                                         $536,533               $543,637
                                                               ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                     $ 86,967               $101,458
    Accrued liabilities                                                    14,261                  7,164
    Long-term debt temporarily reclassifed as current                     207,000                      -
    Current maturities of long-term debt                                      133                    181
                                                               ------------------    -------------------
        Total Current Liabilities                                         308,361                108,803
Long-term debt                                                             14,960                214,993
Deferred income taxes                                                      15,284                 15,104
Other long-term liabilities                                                 9,812                  9,081

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                 -                      -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,116,620 issued at June 30, 2000; 17,110,620 issued
    at December 31, 1999                                                    1,712                  1,711
Additional paid-in capital                                                106,558                106,549
Retained earnings                                                         106,349                104,079
Accumulated other comprehensive loss from foreign currency
 translation adjustments                                                   (4,139)                (3,131)
Treasury stock, at cost; 1,847,592 shares at June 30, 2000;
    1,083,406 shares at December 31, 1999                                 (22,364)               (13,552)
                                                               ------------------    -------------------
        Total Stockholders' Equity                                        188,116                195,656
                                                               ------------------    -------------------
                                                                         $536,533               $543,637
                                                               ==================    ===================

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                   For the three months                       For the six months ended
                                                      ended June 30,                                  June 30,
                                             ------------------------------------      --------------------------------------
                                                    2000               1999                  2000                  1999
                                             ---------------     ---------------        ---------------       ---------------
Revenues                                            $225,819            $182,302               $449,078              $355,080
Cost of sales                                        212,288             164,622                419,445               320,201
                                              --------------     ---------------         --------------        --------------
Gross profits                                         13,531              17,680                 29,633                34,879
Selling, general and administrative expense            6,417               5,812                 13,604                11,175
Amortization expense                                   1,270               1,204                  2,552                 2,258
Interest expense                                       4,629               2,945                  8,943                 5,925
Interest and other income                               (189)               (566)                  (248)                 (723)
Equity in net earnings of affiliates                    (898)               (542)                (1,568)               (1,020)
                                              --------------     ---------------         --------------        --------------
Earnings before provision for income
  taxes and minority interests                         2,302               8,827                  6,350                17,264
Provision for income taxes                               608               3,269                  1,996                 6,463
                                              --------------     ---------------         --------------        --------------
Earnings before minority interests                     1,694               5,558                  4,354                10,801
Minority interests, net of provision
  for income taxes                                       157                  85                    253                   187
                                              --------------     ---------------         --------------        --------------
Net earnings                                        $  1,537            $  5,473               $  4,101              $ 10,614
                                              ==============     ===============         ==============        ==============


Net earnings per common share:
   Basic                                             $  0.10             $  0.33               $  0.27                $  0.64
   Diluted                                           $  0.10             $  0.33               $  0.27                $  0.64

Weighted average shares outstanding:
   Basic                                              15,267              16,475                15,382                 16,486
   Diluted                                            15,334              16,653                15,422                 16,601

Dividends declared per common share                    $0.06               $0.06                 $0.12                  $0.12

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                        For the six months
                                                                                           ended June 30,
                                                                               ---------------------------------------
                                                                                   2000                      1999
                                                                               -------------             -------------
OPERATING ACTIVITIES
Net earnings                                                                        $  4,101                  $ 10,614
Depreciation and amortization                                                         14,444                    13,030
(Benefit) Provision for deferred income taxes                                           (260)                      287
Equity in earnings of affiliates                                                      (1,579)                   (1,020)
Other non-cash charges                                                                 3,079                     1,153
Changes in operating assets and liabilities:
    Accounts receivable                                                              (12,123)                  (18,574)
    Inventories                                                                       19,767                     1,568
    Other current assets                                                              (2,967)                      237
    Accounts payable and accrued liabilities                                          (4,360)                    3,243
                                                                              --------------          ----------------
Net cash from operating activities                                                    20,102                    10,538

INVESTING ACTIVITIES
Payments for property and equipment                                                  (14,476)                  (12,507)
Acquisitions, net of cash acquired                                                         -                   (21,619)
Other                                                                                   (653)                     (208)
                                                                              --------------          ----------------
Net cash used by investing activities                                                (15,129)                  (34,334)

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility                                  7,000                    33,000
Proceeds from issuance of long-term debt                                                   -                       679
Principal payments of long-term debt                                                     (68)                   (3,523)
Dividends paid                                                                        (1,832)                   (1,971)
Purchases of treasury stock                                                           (9,136)                     (649)
Other                                                                                    324                      (117)
                                                                              --------------          ----------------
Net cash (used by) from financing activities                                          (3,712)                   27,419
                                                                              --------------          ----------------

Effect of exchange rate differences on cash and cash equivalents                        (125)                     (129)

Net increase in cash and cash equivalents                                              1,136                     3,494
Cash and cash equivalents at January 1                                                 2,578                     6,075
                                                                              --------------          ----------------
Cash and cash equivalents at June 30                                                $  3,714                  $  9,569
                                                                              ==============          ================

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                          $  9,001                  $  5,759
Cash payments for income taxes                                                      $    458                  $  7,258

                      IMCO RECYCLING INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior period statements to conform to the current period presentation.


NOTE B - INVENTORIES

The components of inventories are:

                                              June 30,                December 31,
                                                2000                      1999
                                         -------------------       -------------------
Finished goods                                       $28,367                   $35,130
Raw materials                                         23,849                    36,768
Supplies                                               2,455                     2,670
                                         -------------------       -------------------
                                                     $54,671                   $74,568
                                         ===================       ===================

NOTE C - LONG-TERM DEBT

As of June 30, 2000, the Company had $207,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $41,500,000 available for borrowing. At that time the Company was in compliance with the terms of the Credit Agreement after obtaining a waiver for non-compliance with the interest coverage financial covenant. This non-compliance with the financial covenant was primarily caused by the capital expenditures made in connection with the construction of the new Saginaw facility combined with lower than expected earnings. However, it appears likely that the Company will not be in compliance with such financial covenant in the near future unless the Credit Agreement is amended. The Company expects, in the near future, to be able to amend the Credit Agreement to help insure future compliance with its terms of Credit Agreement, and certain lenders under the facility have expressed their willingness to work with management to amend the Credit Agreement. However, because of the accounting requirements set forth in Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," the Company has temporarily classified the notes outstanding under the Credit Agreement as a current liability as of June 30, 2000. While no guarantees can be made, management believes it will be successful during the third quarter of 2000 in its efforts to amend the Credit Agreement to ensure that the amounts due under the Credit Agreement will qualify under the accounting rules to be classified as long-term liabilities as of September 30, 2000.

NOTE D - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

                                                 Three months ended                   Six months ended
                                                      June 30,                            June 30,
                                         --------------------------------    --------------------------------
                                              2000              1999              2000              1999
                                         --------------    --------------    --------------    --------------
Weighted average shares outstanding
 for basic earnings per share                    15,267            16,475            15,382            16,486
Effect of equity forward contract                    64                 -                32                 -
Effect of employee stock options                      3               178                 8               115
                                         --------------    --------------    --------------    --------------
Weighted average shares outstanding
 for diluted earnings per share                  15,334            16,653            15,422            16,601
                                         ==============    ==============    ==============    ==============

In May 2000, the Company entered into a forward share repurchase agreement. The contract, which must be settled by May 2001, provides at the Company's option for the Company to purchase up to 644,500 of the Company's shares from a financial institution. However, the Company, at its option, may also elect to settle the contract on a net share basis in lieu of a cash payment. As of June 30, 2000, 644,500 shares had been committed to the contract at an average price of $7.67 per share. The effect of this purchase agreement has been included in determining diluted EPS.

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

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability at this site, if any, will have a material adverse effect on its financial position or results of operations.

NOTE F - OTHER COMPREHENSIVE INCOME

As of June 30, 2000 the Company's foreign currency translation adjustment increased to $4,139,000 from $3,131,000 as of December 31, 1999. Total comprehensive income for the three months ended June 30, 2000 and June 30, 1999 was approximately $1,844,000 and $3,639,000, respectively. For the six months ended June 30, 2000 and June 30, 1999 total comprehensive income was approximately $3,093,000 and $8,357,000, respectively.

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

There has been no material change in the Company's segment classifications during 2000.

                                                 Three months ended                   Six months ended
                                                      June 30,                            June 30,
                                         --------------------------------    --------------------------------
                                              2000              1999              2000              1999
                                         --------------    --------------    --------------    --------------
REVENUES:
 Aluminum                                      $157,850          $134,229          $325,169          $266,586
 Zinc                                            67,969            48,073           123,909            88,494
                                         --------------    --------------    --------------    --------------
Total revenues                                 $225,819          $182,302          $449,078          $355,080
                                         ==============    ==============    ==============    ==============

                                                  Three months ended                     Six months ended
                                                       June 30,                              June 30,
                                         ---------------------------------     ---------------------------------
                                              2000               1999               2000               1999
                                         --------------     --------------     --------------     --------------
INCOME:
 Aluminum                                       $ 7,061            $13,653            $16,547            $27,360
 Zinc                                             4,284              2,803              8,407              5,101
                                         --------------     --------------     --------------     --------------
Total segment income                             11,345             16,456             24,954             32,461

Unallocated amounts:
 General and administrative expense              (3,360)            (3,853)            (7,420)            (7,506)
 Amortization expense                            (1,270)            (1,204)            (2,552)            (2,258)
 Interest expense                                (4,629)            (2,945)            (8,942)            (5,925)
 Interest and other income                          216                373                310                492
                                         --------------     --------------     --------------     --------------
Income before provision for income
 taxes and minority interests                   $ 2,302            $ 8,827            $ 6,350            $17,264
                                         ==============     ==============     ==============     ==============


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------
          AND RESULTS OF OPERATIONS

A majority of the Company's processing consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than does the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                            Three months ended                        Six months ended
                                                 June 30,                                 June 30,
                                   ----------------------------------     -------------------------------------
                                        2000               1999                 2000                 1999
                                   ---------------     --------------     ----------------     ----------------
Pounds processed                           724,374            697,242            1,485,535            1,397,426
Percentage of pounds tolled                    57%                59%                  57%                  60%
Revenues                                  $225,819           $182,302           $  449,078           $  355,080
Gross profits                             $ 13,531           $ 17,680           $   29,633           $   34,879

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999, AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

PRODUCTION.  For the three month period ended June 30, 2000, the Company melted
-----------
724.4 million pounds, four percent more metal compared to 697.2 million pounds during the same period in 1999. For the six month period ended June 30, 2000 the Company melted 1.49 billion pounds, up six percent compared to 1.40 billion pounds during the first half of 1999. The aluminum and zinc segments accounted for 90% and 10%, respectively, of the overall production increase for the three month period. For the six month period ending June 30, 2000, the aluminum and zinc segments accounted for 84% and 16% of the overall production increase respectively. Tolling activity for the three month period ended June 30, 2000 represented 57% of total pounds processed, compared to 59% for the same period
in 1999.   For the six months ended June 30, 2000, tolling represented 57% of total pounds processed compared to 60% for the first six months of 1999.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                        Three months ended                    Six months ended
                                             June 30,                             June 30,
                               ----------------------------------     -----------------------------
                                   2000               1999                2000            1999
                               -------------     ----------------     -------------    ------------
Pounds Processed:
    Aluminum                         652,124              627,808         1,344,438       1,270,865
    Zinc                              72,250               69,434           141,097         126,561
                               -------------     ----------------     -------------    ------------
Total Pounds Processed               724,374              697,242         1,485,535       1,397,426
                               =============     ================     =============    ============

Percentage Tolled:
    Aluminum                              63%                  65%               62%             66%
    Zinc                                   3%                   5%                4%              5%
Total Percentage Tolled                   57%                  59%               57%             60%

ALUMINUM PRODUCTION: For the three month period ended June 30, 2000, the Company melted four percent more aluminum than it did during the same period in 1999. For the six month period ended June 30, 2000, the Company melted six percent more aluminum than in the first six months of 1999. The increase in aluminum production for the three and six month periods was primarily due to a significant increase at the Shelbyville, Tennessee facility (acquired in February 1999 and increases in production at the Uhrichsville, Ohio facility. The increase in the Ohio facility is the result of adding two new reverberatory furnaces in late 1999. The decrease in aluminum percentage tolled compared to the three and six month periods ending June 30, 1999 is primarily due to the Shelbyville, Tennessee facility, the production of which is dedicated primarily for product sales serving the transportation market, and an increase in product sales volume at the Post Falls, Idaho facility.

ZINC PRODUCTION: For the three and six month periods ended June 30, 2000, the Company melted 4% and 11% more zinc, respectively, than it did during the same periods in 1999. The February 1999 acquisition of the Clarksville, Tennessee facility accounted for most of the increase in zinc production. In addition, production increased due to the strong demand for value-added products, especially zinc oxide from the Company's U.S. Zinc subsidiary.

REVENUES.  For the three month period ended June 30, 2000, the Company's
---------
consolidated revenues increased 24% to $225,819,000 compared to $182,302,000 for the same period in 1999. For the six month period ended June 30, 2000, revenues increased 26% to $449,078,000 compared to $355,080,000 for the first half of 1999. The aluminum and zinc segments accounted for 54% and 46%, respectively, of the overall revenue increase for the three month period and 62% and 38%, respectively, for the six month period.

Increased product sales relative to tolling transactions expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material, and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal. The Company's aluminum specialty alloying activities, which serve the transportation market, and the Company's zinc segment operations primarily consist of product sales business.

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE H - SEGMENT REPORTING):

                                      Three months ended                 Six months ended
                                           June 30,                          June 30,
                               -------------------------------    -----------------------------
                                   2000              1999             2000            1999
                               -------------    --------------    -------------   -------------
Revenues:
    Aluminum                        $157,850          $134,229         $325,169        $266,586
    Zinc                              67,969            48,073          123,909          88,494
                               -------------    --------------    -------------   -------------
Total Revenues                      $225,819          $182,302         $449,078        $355,080
                               =============    ==============    =============   =============

ALUMINUM REVENUES: For the three and six month periods ended June 30, 2000, the Company's aluminum revenues increased 18% and 22%, respectively, compared to the same periods in 1999. Aluminum revenues increased due to the combination of (1) higher prevailing aluminum product sale prices, (2) higher aluminum production volumes, as discussed previously, and (3) a decrease in the relative proportion of volumes from tolling versus product sales (see "ALUMINUM PRODUCTION" above). As discussed above, increased product sales generally result in a higher increase in revenues than a similar increase in tolling business.

ZINC REVENUES: For the three and six month periods ended June 30, 2000, the Company's zinc revenues increased 41% and 40%, respectively, compared to the same periods in 1999. Zinc revenues increased due to higher volumes resulting from the acquisition of the Clarksville, Tennessee facility in February 1999, higher prevailing selling prices of zinc metal in 2000 and an increase in zinc trading activities.

GROSS PROFITS.  For the three month period ended June 30, 2000, the Company's
--------------
consolidated gross profits decreased 23% to $13,531,000 compared to $17,680,000 in the same period in 1999. For the six month period, consolidated gross profits decreased 15% to $29,633,000 compared to $34,879,000 in the first six months of 1999.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands) (See NOTE H - SEGMENT REPORTING):

                                             Three months ended                    Six months ended
                                                  June 30,                             June 30,
                                    ----------------------------------     ------------------------------
                                         2000                1999              2000             1999
                                    --------------     ---------------     -------------    -------------
Segment Income:
 Aluminum                                  $ 7,061             $13,653           $16,547          $27,360
 Zinc                                        4,284               2,803             8,407            5,101
                                    --------------     ---------------     -------------    -------------
Total segment income                        11,345              16,456            24,954           32,461

Items not included in gross profits:
 Plant selling expense                       1,294                 521             2,729            1,099
 Management SG&A expense                     1,764               1,379             3,455            2,511
 Equity in earnings of affiliates             (898)               (542)           (1,568)          (1,020)
 Other income                                   26                (134)               63             (172)
                                    --------------     ---------------     -------------    -------------
Gross Profits                              $13,531             $17,680           $29,633          $34,879
                                    ==============     ===============     =============    =============

ALUMINUM INCOME: For the three and six month periods ended June 30, 2000, the Company's aluminum income decreased 48% and 40%, respectively, compared to the same periods in 1999. The aluminum alloys business was the major contributor to this decline. This condition resulted from both higher raw material costs and weaker selling prices for aluminum alloys. Recent capacity increases in the aluminum alloys business resulted in heightened competition for available scrap metal units which the Company uses as raw material in its aluminum alloys production. This, in turn, produced more intense competition for metal units, causing higher purchase costs and lower selling prices for the Company. Second quarter natural gas prices were a major contributor as well to the overall decline in aluminum income. While second quarter Nymex gas prices rose 62% from the level of the same period of 1999, the total energy costs at the aluminum facilities rose only 25% due to offsets with hedging activities. The results from the quarter were also affected by a decline in customer demand at the Post Falls, Idaho and Rockwood, Tennessee facilities, which serve the packaging market. The aluminum income decreased despite the increase in aluminum processing volumes, principally due to the reasons discussed above.

ZINC INCOME: For the three and six month periods ended June 30, 2000, the Company's zinc income increased 53% and 65%, respectively, compared to the same periods in 1999. The increase was primarily due to the higher overall zinc production volumes (see "ZINC PRODUCTION" above). In addition, the relative increase in zinc income was greater than the increase in zinc processing volumes due to higher zinc product sale prices and cost savings benefits from integrating the Company's previously owned zinc business with the U.S. Zinc and Clarksville, Tennessee facilities.

SG&A EXPENSES.  Selling, general and administrative expenses for the three month
--------------
periods ended June 30, 2000 and 1999 were $6,417,000 and $5,812,000, respectively, an increase of 10%. For the six month period ended June 30, 2000 selling, general and administrative expenses increased 22% to $13,604,000, compared to $11,175,000 for the first six months of 1999. The increases in these periods is primarily due to the operation of more production facilities and costs associated with the Company's investment in its new Enterprise Resource Planning system.

AMORTIZATION EXPENSE.  Amortization expense for the three month periods ended
---------------------
June 30, 2000 and 1999 was $1,270,000 and $1,204,000, respectively, an increase of 5%. For the six month periods ended June 30, 2000 and 1999, amortization expense was $2,552,000 and $2,258,000, respectively, an increase of 13%. The increase, especially in the six month period, is due almost entirely to amortization of additional goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions in February 1999.

INTEREST EXPENSE.  Interest expense for the three month periods ended June 30,
-----------------
2000 and 1999 was $4,629,000 and $2,945,000, respectively, representing an increase of 57% in 2000 compared to the first six months of 1999. For the first six months of 2000, interest expense increased 51% to $8,943,000 compared to $5,925,000 for the first six months of 1999. The increases in these periods is the result of increased interest rates and higher amounts of debt outstanding in 2000 compared to 1999, primarily due to the Company's additional working capital requirements.

NET EARNINGS.  Net earnings decreased 72% to $1,537,000 for the three month
-------------
period ended June 30, 2000 compared to $5,473,000 for the same period in 1999. For the six month period ended June 30, 2000, net earnings decreased 61% to $4,101,000 compared to $10,614,000 for the same period in 1999. The decrease in these periods was primarily the result of lower profits in the aluminum business (see "ALUMINUM INCOME" above). In addition, increases in interest expense, amortization expense and selling, general and administration expense, as discussed above, reduced net earnings. The Company is focusing on many cost reduction initiatives to improve net earnings. In the aluminum alloys business, the Company is working to improve margins by revising contract terms with suppliers and customers where possible. The Company has reduced headcount by 7% from the beginning of the year and is focused on reducing employee discretionary spending. The Company has also developed a modification for existing furnaces and an improved design for new furnaces that are expected to reduce fuel consumption by 15% and 35%, respectively. Measures have also been taken to reduce total debt by lowering working capital through exercising stronger control over inventory and receivable levels.

The Company recorded an effective tax rate of 26% and 31% for the three and six month periods ended June 30, 2000 compared to 37% for both comparable periods in 1999. The decrease in the effective rate during these periods is due to a greater percentage of the Company's income derived from the VAW-IMCO venture which is reported on an after-tax basis.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.  Operations provided $20,102,000 and $10,538,000 of
--------------------------
cash during the first six months of 2000 and 1999, respectively. Changes in operating assets and liabilities provided $317,000 of cash for the first six months of 2000 compared to a net use of cash of $13,526,000 for the same period in 1999. The extent of the change in operating assets and liabilities was primarily due to a decrease in inventory levels of $19,767,000 in the first six months of 2000, compared to a decrease of $1,568,000 in the first six months of 1999. In addition to a reduction in inventory levels, higher depreciation and amortization of $14,444,000 in 2000 compared to $13,030,000 in 1999 helped contribute to the increase in cash provided from operating activities. Overall, the increase had the effect of offsetting the lower net earnings in 2000. The increase in accounts receivable for the six months ended June 30, 2000, of $12,123,000 was due to a greater volume of product sales, as previously discussed.

CASH FLOWS FROM INVESTING ACTIVITIES.  During the six months ended June 30,
------------------------------------
2000, net cash used by investing activities was $15,129,000 compared to $34,334,000 for the same period in 1999. The difference in these two periods is primarily due to the acquisition of the Shelbyville and Clarksville, Tennessee facilities during the first quarter of 1999. The Company spent approximately $21,619,000 (net of cash acquired) in the acquisitions of these two facilities during this comparable 1999 period. The Company's total payments for property, plant and equipment in the first six months of 2000 increased to $14,476,000, compared to $12,507,000 spent in the first half of 1999. Capital expenditures for property, plant and equipment in 2000 are now expected to approximate $35,000,000. Major 2000 projects include further installation of the Company's Enterprise Resource Planning (ERP) software system, installation of new furnaces at the Millington, Tennessee facility and the construction of a new aluminum alloying facility near Saginaw, Michigan.

CASH FLOWS FROM FINANCING ACTIVITIES.  Net cash used by financing activities was
------------------------------------
$3,712,000 for the six months ended June 30, 2000, compared to net cash from
financing of $27,419,000 for the same period of 1999.   In the first six months
of 2000, the Company had net borrowings of $7,000,000 under its revolving credit facility, most of which was used to finance its additional working capital requirements. In the six month period ended June 30, 1999 the Company had net borrowings of $33,000,000 on its long-term revolving credit facility, the majority of which was used to fund the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. At June 30, 2000 the Company had $207,000,000 in indebtedness outstanding under its long-term revolving credit facility. In addition, there were standby letters of credit outstanding with several banks totaling $2,583,000.

Financing activities also included cash payments of $1,832,000 in dividends for the first six months of 2000 compared to $1,971,000 for the same period in 1999.For the six months ended June 30, 2000 and 1999, $9,136,000 and $649,000, respectively, were expended to purchase 790,100 and 55,000, respectively, shares of the Company's common stock in open market transactions.

As of August 1, 2000, the Company had $215,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $33,500,000 available for borrowing. As of June 30, 2000, the Company was in compliance with the terms of the Credit Agreement after obtaining a waiver for non-compliance with the interest coverage financial covenant. This non-compliance with the financial covenant was primarily caused by the capital expenditures made in connection with the construction of the new Saginaw facility combined with lower than expected earnings. However, it appears likely that the Company will not be in compliance with such financial covenant in the future unless the Credit Agreement is amended. The Company expects, in the near future, to be able to amend the Credit Agreement to help insure future compliance with its terms of the Credit Agreement, and certain lenders under the facility have expressed their willingness to work with management to amend the Credit Agreement. However, because of the accounting requirements set forth in Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," the Company has temporarily classified the notes outstanding under the Credit Agreement as a current liability as of June 30, 2000. While no guarantees can be made, management believes it will be successful during the third quarter of 2000 in its efforts to amend the Credit Agreement to ensure that the amounts due under the Credit Agreement will qualify under the accounting rules to be classified as long-term liabilities as of September 30, 2000.

While the Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans, additional financing will probably be necessary for the Company to continue its growth rate of recent years. The Company has experienced and expects to continue to experience higher working capital requirements and substantial capital funding requirements for its new facilities, for potential acquisitions and for capital and environmental improvement programs.

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

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability at this site, if any, will have a material adverse effect on its financial position or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 -------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning future profit margins, plant capacity, volumes, revenues, earnings, costs, energy costs, and expenses (including capital expenditures); future prices for metals; anticipated results of the Company's cost reduction program; the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; anticipated amendments to the Company's Credit Agreement; access to adequate energy supplies at advantageous rates; anticipated cost savings from new and modified furnace designs; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; projected completion dates and anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); potential affects of the Company's metals brokerage activities; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: competition for raw materials costs and pricing pressures from competitors; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; unforeseen difficulties in the operation or performance of the Company's new ERP software system, and the Company's other operations and reporting systems; retention and financial condition of major customers; effects of future energy prices and related fuel costs; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate fluctuations; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap at facilities; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures.

These statements are further qualified by the following:

 * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including energy commodity prices, weather conditions, general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

 * Future Company results of operations will affect the credit terms that the Company can secure under its credit facilities.

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

 * Fluctuations in the costs of fuels, raw materials and labor can materially affect the Company's financial position and results of operations from period to period.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 2000, and for the three and six month periods then ended prior to filing, and their report is included herein.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

In May 2000, the Company entered into a forward share repurchase agreement. The contract, which must be settled by May 2001, provides at the Company's option for the Company to purchase up to 644,500 of the Company's shares from a financial institution. However, the Company, at its option, may also elect to settle the contract on a net share basis in lieu of a cash payment. As of June 30, 2000, 644,500 shares had been committed to the contract at an average price of $7.67 per share. The effect of this purchase agreement has been included in determining diluted EPS. See Note D of Notes to Consolidated Financial Statements. Other than this transaction, there have been no material changes regarding market risk and the Company's derivative instruments during the second quarter of 2000.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

The Annual Meeting of Stockholders of the Company was held on May 10, 2000, at which the election of three Class II Directors, adoption of the Company's Performance Share Unit Plan and ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for 2000 were considered. John J. Fleming was elected as a director and received 12,218,755 votes for his election, with 767,438 votes withheld. Jeb Hensarling was elected as a director and received 12,279,167 votes for his election, with 707,026 votes withheld.
Don Navarro was elected as a director and received 12,129,718 votes for his election, with 856,475 votes withheld. The following directors continued in office: Don V. Ingram, Steve Bartlett, William Warshauer and Hugh G. Robinson. The adoption of the Company's Performance Share Unit Plan was approved with 12,195,367 votes in favor of its adoption, 688,432 votes against and 102,394 votes abstaining. Ernst & Young LLP was ratified as independent public accountants for the Company for 2000 and received 12,882,644 votes for their ratification, 87,658 votes against and 15,891 votes abstaining.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27.1  Financial Data Schedule

     27.2  Restated Financial Data Schedule

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IMCO Recycling Inc.
                              (Registrant)


Date:  August 11, 2000        By:     /s/  Robert R. Holian
                                 -------------------------------------
                              Robert R. Holian
                              Senior Vice President
                              Controller and Chief Accounting Officer