Form 10-Q
period 2000-09-30
IMCO RECYCLING INC
filed 2000-11-14
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2000

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

                            Yes  X            No___
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on September 29, 2000.

                   Common Stock, $0.10 par value, 15,328,268
                   -----------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           September 30,      December 31,
                                                                               2000              1999
                                                                           -------------      ------------
                                                                            (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                   $  5,978          $  2,578
    Accounts receivable, net of allowance of $435 and $1,950 at
    September 30, 2000 and December 31, 1999, respectively                       130,976           125,917
    Inventories                                                                   57,062            74,568
    Deferred income taxes                                                          3,447             3,008
    Other current assets                                                           9,061             9,228
                                                                           -------------      ------------
        Total Current Assets                                                     206,524           215,299
Property and equipment, net                                                      188,828           189,987
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $14,369 and $11,149 at
    September 30, 2000 and December 31, 1999, respectively                       118,972           117,861
Investments in joint ventures                                                     14,477            13,901
Other assets, net                                                                  7,186             6,589
                                                                           -------------      ------------
                                                                                $535,987          $543,637
                                                                           =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                            $ 78,344          $101,458
    Accrued liabilities                                                           15,569             7,164
    Current maturities of long-term debt                                             121               181
                                                                           -------------      ------------
        Total Current Liabilities                                                 94,034           108,803
Long-term debt                                                                   230,885           214,993
Deferred income taxes                                                             15,284            15,104
Other long-term liabilities                                                       10,108             9,081

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                        -                 -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,117,420 issued at September 30, 2000; 17,110,620 issued
    at December 31, 1999                                                           1,712             1,711
Additional paid-in capital                                                       106,127           106,549
Retained earnings                                                                106,446           104,079
Accumulated other comprehensive loss from foreign currency
 translation adjustments                                                          (6,436)           (3,131)
Net unrealized loss on long-term marketable equity securities                       (517)                -
Treasury stock, at cost; 1,789,152 shares at September 30,
 2000; 1,083,406 shares at December 31, 1999                                     (21,656)          (13,552)
                                                                           -------------      ------------
        Total Stockholders' Equity                                               185,676           195,656
                                                                           -------------      ------------
                                                                                $535,987          $543,637
                                                                           =============      ============

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                  For the three months           For the  nine months
                                                                  ended September 30,            ended September 30,
                                                                 -----------------------        -----------------------
                                                                    2000         1999              2000         1999
                                                                 ----------   ----------        ----------   ----------
Revenues                                                           $205,619     $196,347          $654,697     $551,427
Cost of sales                                                       192,687      178,147           612,132      498,348
                                                                 ----------   ----------        ----------   ----------
Gross profits                                                        12,932       18,200            42,565       53,079
Selling, general and administrative expense                           6,864        6,319            20,468       17,494
Amortization expense                                                  1,289        1,191             3,840        3,449
Interest expense                                                      4,369        3,064            13,311        8,989
Interest and other (income)                                             203         (103)              (42)        (826)
Equity in net earnings of affiliates                                   (810)        (798)           (2,378)      (1,818)
                                                                 ----------   ----------        ----------   ----------
Earnings before (benefit) provision for income taxes and
 minority interests                                                   1,017         8,527           7,366         25,791
(Benefit) Provision for income taxes                                    (41)       2,830             1,948        9,291
                                                                 ----------   ----------        ----------   ----------
Earnings before minority interests                                    1,058        5,697             5,418       16,500
Minority interests, net of (benefit) provision for income
 taxes                                                                   41           52               299          241
                                                                 ----------   ----------        ----------   ----------
Net earnings                                                       $  1,017     $  5,645          $  5,119     $ 16,259
                                                                 ==========   ==========        ==========   ==========

Net earnings per common share:
  Basic                                                            $   0.07     $   0.34          $   0.33     $   0.99
  Diluted                                                          $   0.07     $   0.34          $   0.33     $   0.98

Weighted average shares outstanding:
  Basic                                                              15,322       16,512            15,362       16,495
  Diluted                                                            15,446       16,682            15,421       16,628

Dividends declared per common share                                $   0.06     $   0.06          $   0.18     $   0.18

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                        For the nine months
                                                                        ended September 30,
                                                                     --------------------------
                                                                       2000             1999
                                                                     ----------      ----------
OPERATING ACTIVITIES
Net earnings                                                           $  5,119        $ 16,259
Depreciation and amortization                                            21,322          19,927
(Benefit) Provision for deferred income taxes                              (260)          2,621
Equity in earnings of affiliates                                         (2,524)         (1,818)
Other non-cash charges                                                    3,239           1,815
Changes in operating assets and liabilities:
     Accounts receivable                                                 (6,331)        (34,716)
     Inventories                                                         17,310          (7,113)
     Other current assets                                                     2             797
     Accounts payable and accrued liabilities                           (11,719)         20,385
                                                                     ----------      ----------
Net cash from operating activities                                       26,158          18,157

INVESTING ACTIVITIES
Payments for property and equipment                                     (25,824)        (20,617)
Acquisitions, net of cash acquired                                            -         (21,480)
Other                                                                    (1,125)           (899)
                                                                     ----------      ----------
Net cash used by investing activities                                   (26,949)        (42,996)

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility                    16,000          28,000
Proceeds from issuance of long-term debt                                      -             679
Principal payments of long-term debt                                       (155)         (3,609)
Dividends paid                                                           (2,751)         (2,963)
Purchases of treasury stock                                              (9,120)           (649)
Other                                                                       475             164
                                                                     ----------      ----------
Net cash  from financing activities                                       4,449          21,622
                                                                     ----------      ----------

Effect of exchange rate differences on cash and cash equivalents           (258)            (56)

Net increase (decrease) in cash and cash equivalents                      3,400          (3,273)
Cash and cash equivalents at January 1                                    2,578           6,075
                                                                     ----------      ----------
Cash and cash equivalents at September 30                              $  5,978        $  2,802
                                                                     ==========      ==========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                             $ 12,153        $  9,135
Cash payments for income taxes                                         $    707        $  7,408

                     IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2000
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B - INVENTORIES

The components of inventories are:

                       September 30,             December 31,
                           2000                      1999
                      --------------             ------------
Finished goods               $30,679                  $35,130
Raw materials                 23,688                   36,768
Supplies                       2,695                    2,670
                      --------------             ------------
                             $57,062                  $74,568
                      ==============             ============

NOTE C - INCOME TAXES

The Company recorded an effective tax rate of a negative four percent for the three month period ending September 30, 2000 and 26% for the nine month period ended September 30, 2000 compared to 33% and 36% for the comparable three and nine month periods in 1999, respectively. The decrease in the effective rate during these periods is due to lower earnings in 2000 and to a greater percentage of the Company's income derived from the VAW-IMCO venture, which is reported on an after-tax basis.

NOTE D - LONG-TERM DEBT

As of September 30, 2000, the Company had $216,000,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $32,124,000 available for borrowing.

On October 20, 2000, the Company amended the terms of its long-term credit facility with its lenders. The Second Amendment to the Second Amended and Restated Credit Agreement (the "Amendment") permitted the Company to sell, convey or otherwise contribute up to $100,000,000 in certain accounts receivable, and other related assets, to a Qualifying Special-Purpose Entity (the "QSPE"), a special purpose corporation which exists as a subsidiary of the Company, under the terms of an accounts receivables sale and securitization facility (the "Receivables Sale Facility"), with a simultaneous reduction in the maximum credit facility commitment from $250,000,000 to $175,000,000 upon the closing of the Receivables Sale Facility. The Amendment also eliminated the Company's option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate; eliminated the Company's option to issue up to $125,000,000 in convertible subordinated debt; amended the credit margins applied to alternate base rate loans and LIBOR loans; and amended certain financial covenants.

The Credit Agreement, as amended by the Amendment, imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness, (ii) maintenance of certain financial ratios, (iii) limitations on dividends on and repurchases of shares of capital stock, (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. The annual limitations on cash dividends on capital stock are as follows: $6,000,000 for 2000, and $8,000,000 for each year after 2000. The amended Credit Agreement limits repurchases of the Company's common stock to $5,000,000 under the terms of an existing forward share repurchase agreement (see NOTE E). The indebtedness under the amended credit facility is secured by substantially all of the Company's personal property (except for the accounts receivable and certain related assets, which were sold under the Receivables Sale Facility) and a first lien mortgage on certain real property at seven of the Company's operating plants, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

On November 2, 2000 the Company and various subsidiaries of the Company (the "Originators") entered into the Receivables Sale Facility with the QSPE under which the Originators sold their right, title and interest in and to certain accounts receivable, and other related assets, to the QSPE, which in turn sold undivided interests therein to an unrelated purchaser. The proceeds under this sale were $94,200,000, of which $89,000,000 was used to pay down the credit line and $5,200,000 was applied to working capital. As of November 3, 2000, the Company had $122,000,000 of indebtedness outstanding under the Credit Agreement and had approximately $51,124,000 available for borrowing. The Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans.

NOTE E - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

                                                 Three months ended                  Nine months ended
                                                   September 30,                       September 30,
                                         --------------------------------    --------------------------------
                                              2000              1999              2000              1999
                                         --------------    --------------    --------------    --------------
Weighted average shares outstanding
 for basic earnings per share                    15,322            16,512            15,362            16,495
Effect of equity forward contract                   124                 -                53                 -
Effect of employee stock options                      -               170                 6               133
                                         --------------    --------------    --------------    --------------
Weighted average shares outstanding
 for diluted earnings per share                  15,446            16,682            15,421            16,628
                                         ==============    ==============    ==============    ==============

In May 2000, the Company entered into a forward share repurchase agreement (or equity forward contract). The contract, which must be settled by May 2001, provides at the Company's option for the Company to purchase up to 644,500 of the Company's shares from a financial institution. However, the Company, at its option, may also elect to settle the contract on a net share basis in lieu of a cash payment. As of September 30, 2000, 644,500 shares had been committed to the contract at an average price of $7.67 per share. The effect of this purchase agreement has been included in determining diluted EPS.

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

NOTE G - OTHER COMPREHENSIVE INCOME

The following table presents the Company's calculation of other comprehensive income.

                                           Three months ended                   Nine months ended
                                              September 30,                        September 30,
                                      -----------------------------    -----------------------------
                                          2000             1999            2000             1999
                                      ------------     ------------    ------------     ------------
Net income                                $  1,017           $5,645         $ 5,119          $16,259
Other comprehensive (loss)
  income, primarily translation             (2,814)           1,035          (3,822)          (1,222)
                                      ------------     ------------    ------------     ------------
Comprehensive income                     ($  1,797)          $6,680         $ 1,297          $15,037
                                      ============     ============    ============     ============

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The standard also significantly changes the requirements for hedge accounting. In June 1999, the FASB approved a delay in the effective date of this standard until January 2001. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 amended SFAS 133 to provide guidance on its implementation. The Company plans to adopt the amended standard effective January 1, 2001. The Company, which enters in to production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, has evaluated the impact of Statement No. 133 as amended by SFAS 138 and believes the impact will not have a material adverse effect upon the Company's future operating results.

In September 2000, the FASB issued SFAS 140, a replacement of Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 is effective for transfers after March 31, 2000 and is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on its consolidated financial statements.

NOTE I - SEGMENT REPORTING

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

There has been no material change in the Company's segment classifications during 2000.

                                                 Three months ended                  Nine months ended
                                                   September 30,                       September 30,
                                         --------------------------------    --------------------------------
                                              2000              1999              2000              1999
                                         --------------    --------------    --------------    --------------
REVENUES:
 Aluminum                                      $142,391          $146,315          $467,560          $412,902
 Zinc                                            63,228            50,032           187,137           138,525
                                         --------------    --------------    --------------    --------------
Total revenues                                 $205,619          $196,347          $654,697          $551,427
                                         ==============    ==============    ==============    ==============

INCOME:
 Aluminum                                       $ 6,822           $13,436          $ 23,369          $ 40,796
 Zinc                                             3,311             3,494            11,718             8,595
                                         --------------    --------------    --------------    --------------
Total segment income                             10,133            16,930            35,087            49,391

Unallocated amounts:
 General and administrative expense              (3,665)           (4,264)          (11,087)          (11,771)
 Amortization expense                            (1,289)           (1,191)           (3,840)           (3,449)
 Interest expense                                (4,369)           (3,064           (13,311)           (8,989)
 Interest and other income                          207               116               517               609
                                         --------------    --------------    --------------    --------------
Income before provision for income
 taxes and minority interests                   $ 1,017           $ 8,527          $  7,366          $ 25,791
                                         ==============    ==============    ==============    ==============

NOTE J - SUBSEQUENT EVENTS

On October 20, 2000, the Company amended the terms of its long-term credit facility with its lenders. The Second Amendment to the Second Amended and Restated Credit Agreement permited the Company to sell, convey or otherwise contribute up to $100,000,000 in certain accounts receivable and other related assets to a Qualifying Special-Purpose Entity (the "QSPE") under the terms of an accounts receivable sale and securitization facility (the "Receivables Sale Facility").

On November 2, 2000 the Company and various subsidiaries of the Company (the "Originators") entered into the Receivables Sale Facility with the QSPE under which the Originators sold their right, title and interest in and to certain accounts receivable totaling $112,844,000 to the QSPE, which in turn sold undivided interests therein to an unrelated purchaser. The proceeds under this sale were $94,200,000, of which $89,000,000 was used to pay down the credit line and $5,200,000 was applied to working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------
        OF OPERATIONS

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

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                        Three months ended           Nine months ended
                                           September 30,               September 30,
                                     ------------------------   ----------------------------
                                        2000          1999          2000            1999
                                     ----------    ----------   ------------    ------------
Pounds processed                        696,358       717,550      2,187,038       2,114,976
Percentage of pounds tolled                  59%           62%            57%             61%
Revenues                               $205,619      $196,347     $  654,697      $  551,427
Gross profits                          $ 12,932      $ 18,200     $   42,565      $   53,079

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999, AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

PRODUCTION.  For the three month period ended September 30, 2000, the Company
----------
melted 696.4 million pounds, three percent less metal compared to 717.6 million pounds during the same period in 1999. For the nine month period ended September 30, 2000 the Company melted 2.19 billion pounds, up three percent compared to 2.11 billion pounds during the first nine months of 1999. The aluminum segment production, for the three month period ending September 30, 2000, decreased four percent while the zinc segment partially offset this decline, increasing production over the same three month period last year, by ten percent. For the nine month period ending September 30, 2000, the aluminum and zinc segments accounted for 71% and 29% of the overall production increase respectively. Tolling activity for the three month period ended September 30, 2000 represented 59% of total pounds processed, compared to 62% for the same period in 1999. For the nine months ended September 30, 2000, tolling represented 57% of total pounds processed compared to 61% for the first nine months of 1999.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                        Three months ended                Nine months ended
                                           September 30,                    September 30,
                                -----------------------------      -----------------------------
                                    2000             1999              2000            1999
                                ------------     ------------      -------------    ------------
Pounds Processed:
    Aluminum                         623,038          650,906          1,972,620       1,921,771
    Zinc                              73,320           66,644            214,418         193,205
                                ------------     ------------      -------------    ------------
Total Pounds Processed               696,358          717,550          2,187,038       2,114,976
                                ============     ============      =============    ============

Percentage Tolled:
    Aluminum                              66%              67%                63%             66%
    Zinc                                   3%               5%                 4%              5%
Total Percentage Tolled                   59%              62%                57%             61%

ALUMINUM PRODUCTION: For the three month period ended September 30, 2000, the Company melted four percent less aluminum than it did during the same period in 1999. For the nine month period ended September 30, 2000, the Company melted three percent more aluminum than in the first nine months of 1999. The decrease in aluminum production for the three month period was primarily due to a reduction in can stock volume and Company selectivity in scrap purchases in an attempt to improve profit margins. The reduction in can stock volume was mainly seen at the Post Falls, Idaho facility where a major customer discontinued its can body stock business, and at the Rockwood, Tennessee facility where its largest customer has reduced the amount of scrap used in its overall product mix due to the lack of availability of UBCs. For the nine month period ended September 30, 2000, the overall increase in production can be attributed to a significant increase at the Shelbyville, Tennessee facility (acquired in February 1999) and increases in production at the Uhrichsville, Ohio facility. The increase in the Ohio facility is the result of adding two new reverberatory furnaces in late 1999. The decrease in aluminum percentage tolled in 2000 compared to the three and nine month periods ending September 30, 1999 is primarily due to the Shelbyville, Tennessee facility's production, which is dedicated primarily to product sales serving the transportation market, and an increase in product sales volume at the Post Falls, Idaho facility.

ZINC PRODUCTION: For the three and nine month periods ended September 30, 2000, the Company melted 10% and 11% more zinc, respectively, than it did during the same periods in 1999, due to the strong demand for value-added products, especially zinc oxide from the Company's U.S. Zinc subsidiary.

REVENUES.  For the three month period ended September 30, 2000, the Company's
--------
consolidated revenues increased five percent to $205,619,000 compared to $196,347,000 for the same period in 1999. For the nine month period ended September 30, 2000, revenues increased 19% to $654,697,000 compared to $551,427,000 for the three quarters of 1999. The aluminum segment revenues decreased three percent for the three month period while the zinc segment offset this decrease with an increase of 26% compared to the same three month period in 1999. For the nine month period ended September 30, 2000, the aluminum and zinc segments accounted for 53% and 47% of the overall revenue increase, respectively.

Increased product sales relative to tolling transaction revenues expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material, and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal. The Company's aluminum specialty alloying activities, which serve the transportation market, and the Company's zinc segment operations primarily consist of product sales business.

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE I - SEGMENT REPORTING):

                          Three months ended            Nine months ended
                             September 30,                September 30,
                      --------------------------    -------------------------
                         2000            1999          2000          1999
                      ----------     -----------    -----------   -----------
Revenues:
    Aluminum            $142,391        $146,315       $467,560      $412,902
    Zinc                  63,228          50,032        187,137       138,525
                      ----------     -----------    -----------   -----------
Total Revenues          $205,619        $196,347       $654,697      $551,427
                      ==========     ===========    ===========   ===========

ALUMINUM REVENUES: For the three month period ended September 30, 2000, the Company's aluminum revenues decreased three percent compared to the same three month period in 1999. For the nine month period ended September 30, 2000, aluminum revenues increased 13% over the same nine month period in 1999. For the three month period, aluminum revenues decreased due to lower production volumes, as discussed previously. For the nine month period, aluminum revenues increased due to the combination of higher prevailing aluminum product sale prices and a decrease in the relative proportion of volumes from tolling transactions versus product sales (see "ALUMINUM PRODUCTION" above). As discussed above, increased product sales generally result in a higher increase in revenues than a similar increase in tolling business.

ZINC REVENUES: For the three and nine month periods ended September 30, 2000, the Company's zinc revenues increased 26% and 35%, respectively, compared to the same periods in 1999. Zinc revenues increased due to higher volumes, higher prevailing selling prices of zinc metal in 2000, an increase in zinc trading activities as well as an increase in demand for value-added products, especially zinc oxide.

GROSS PROFITS.  For the three month period ended September 30, 2000, the
-------------
Company's consolidated gross profits decreased 29% to $12,932,000 compared to $18,200,000 in the same period in 1999. For the nine month period, consolidated gross profits decreased 20% to $42,565,000 compared to $53,079,000 in the first nine months of 1999.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands) (See NOTE H - SEGMENT REPORTING):

                                             Three months ended                   Nine months ended
                                                September 30,                       September 30,
                                       -------------------------------        ---------------------------
                                           2000               1999               2000            1999
                                       -----------        ------------        ----------       ----------
Segment Income:
 Aluminum                                  $ 6,822             $13,436           $23,369          $40,796
 Zinc                                        3,311               3,494            11,718            8,595
                                       -----------        ------------        ----------       ----------
Total segment income                        10,133              16,930            35,087           49,391

Items not included in gross profits:
 Plant selling expense                       1,380                 463             4,109            1,562
 Management SG&A expense                     1,819               1,626             5,275            4,138
 Equity in earnings of affiliates             (810)               (798)           (2,378)          (1,818)
 Other income                                  410                 (21)              472             (194)
                                       -----------        ------------        ----------       ----------
Gross Profits                              $12,932             $18,200           $42,565          $53,079
                                       ===========        ============        ==========       ==========

ALUMINUM INCOME: For the three and nine month periods ended September 30, 2000, the Company's aluminum income decreased 49% and 43%, respectively, compared to the same periods in 1999. The third quarter and year to date were affected by weaker volumes at several aluminum recycling plants, particularly those that serve the can stock producers, coupled with lower margins in the specification alloys business. The weak aluminum alloys margins resulted from both higher raw material costs and weaker selling prices for aluminum alloys. Recent capacity increases in the aluminum alloys business resulted in heightened competition for available scrap metal units, which the Company uses as raw material in its aluminum alloys production. This, in turn, produced more intense competition for metal units, causing higher purchase costs and lower selling prices for the Company. An increase in natural gas prices during 2000 was also a major contributor to the overall decline in aluminum income.

ZINC INCOME: For the three and nine month periods ended September 30, 2000, the Company's zinc income decreased 5% and increased 36%, respectively, compared to the same periods in 1999. The decrease in the quarter was due to an increase in administrative costs related to the payment of incentives to the management of U.S. Zinc that were provided for in the purchase agreement for that company.
The overall increase year to date was primarily due to the higher overall zinc production volumes (see "ZINC PRODUCTION" above). In addition, the relative increase in zinc income was greater than the increase in zinc processing volumes due to higher zinc product sale prices and cost savings benefits from integrating the Company's previously owned zinc business with the U.S. Zinc and Clarksville, Tennessee facilities, as well as an increase in demand for value-added products, especially zinc oxide.

SG&A EXPENSES.  Selling, general and administrative expenses for the three month
-------------
periods ended September 30, 2000 and 1999 were $6,864,000 and $6,319,000, respectively, an increase of nine percent. For the nine month period ended September 30, 2000 selling, general and administrative expenses increased 17% to $20,468,000, compared to $17,494,000 for the first nine months of 1999. The increases in these periods resulted primarily from incentives paid to the management of U.S. Zinc (see "ZINC INCOME"), plus costs associated with the Company's investment in its new Enterprise Resource Planning (ERP) system.

AMORTIZATION EXPENSE.  Amortization expense for the three month periods ended
--------------------
September 30, 2000 and 1999 was $1,289,000 and $1,191,000, respectively, an increase of eight percent. For the nine month periods ended September 30, 2000 and 1999, amortization expense was $3,840,000 and $3,449,000, respectively, an increase of 11%. The increase, especially in the nine month period, is due almost entirely to amortization of additional goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions in February 1999.

INTEREST EXPENSE.  Interest expense for the three month periods ended September
----------------
30, 2000 and 1999 was $4,369,000 and $3,064,000, respectively, representing an increase of 43% in 2000 compared to the same three months of 1999. For the first nine months of 2000, interest expense increased 48% to $13,311,000 compared to $8,989,000 for the first nine months of 1999. The increases in these periods are the result of increased interest rates and higher amounts of debt outstanding in 2000 compared to 1999. The increased interest rates and outstanding debt are due to the Company's additional working capital requirements and higher capital spending levels.

NET EARNINGS.  Net earnings decreased 82% to $1,017,000 for the three month
------------
period ended September 30, 2000 compared to $5,645,000 for the same period in 1999. For the nine month period ended September 30, 2000, net earnings decreased 69% to $5,119,000 compared to $16,259,000 for the same period in 1999. The decrease in these periods was primarily the result of lower profits in the aluminum business (see "ALUMINUM INCOME" above). In addition, increases in interest expense and selling, general and administrative expense, as discussed above, reduced net earnings.

The Company recorded an effective tax rate of a negative four percent for the three month period ending September 30, 2000 and 26% for the nine month period ended September 30, 2000 compared to 33% and 36% for the comparable three and nine month periods in 1999, respectively. The decrease in the effective rate during these periods is due to lower earnings in 2000 and to a greater percentage of the Company's income derived from the VAW-IMCO venture, which is reported on an after-tax basis.

OUTLOOK

The following statements are estimates based on current expectations for the fourth quarter of 2000 and for 2001. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under "Cautionary Statement for Purposes of Forward-Looking
Statements" set forth below in this Item 2.   These statements do not reflect
the potential impact of acquisitions or divestitures that may be completed, or unforeseen events that may occur after the date of this filing.

The Company expects the conditions currently prevailing in its aluminum alloys business and its aluminum recycling business to continue in to the foreseeable future. Continued weak demand from can stock customers and lower margins in the alloys business, coupled with higher fuel costs, will continue to negatively impact the Company's results of operations. However, management anticipates some margin improvement for its alloys business in the fourth quarter of 2000, and in 2001, due to expected increased demand in the automotive sector and changes in Company scrap buying procedures, coupled with reduced inventory. The Company currently expects that fourth quarter 2000 net earnings per share will approximate third quarter 2000 results.

The Company also is focusing on other cost reduction initiatives to improve net earnings. In the aluminum alloys business, the Company is working to improve margins by revising contract terms with suppliers and customers where possible. The Company has reduced personnel headcount by seven percent from the beginning of 2000 and is focused on reducing discretionary spending. In addition, the Company is beginning to recover a portion of the higher gas costs incurred in 2000 through cost escalation clauses that are a part of some customer contracts. These escalator provisions generally take effect following the periods in which the Company actually incurs the higher fuel costs.

Additional positive factors which may affect fourth quarter 2000 results and fiscal 2000 results include programs to improve the allocation of processing work throughout the Company's network of facilities and planned furnace burner technology retrofits to reduce energy consumption and increase processing productivity.

The Company is also continuing to review expansion opportunities, particularly in Europe and in Latin America, through expansion of its major customer relationships, and project venture partnering opportunities.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.  Operations provided $26,158,000 and $18,157,000 of
--------------------------
cash during the first nine months of 2000 and 1999, respectively. Changes in operating assets and liabilities resulted in a net use of cash of $738,000 for the nine months ended September 30, 2000 compared to a use of $20,647,000 for the same period in 1999. The extent of the change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities totaling $11,719,000 in the first nine months of 2000, compared to an increase of $20,385,000 in the first nine months of 1999 and a decrease in the use of cash for accounts receivable from a use of $34,716,000 for the nine months ended September 30, 1999 to a use of $6,331,000 for the nine months ended September 30, 2000. A reduction in inventory levels of $17,310,000 for the first three quarters of 2000 compared to an increase of $7,113,000 in 1999, contributed to the increase in cash provided. Lower net earnings offset the favorable impact from the change in operating assets and liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES.  During the nine months ended September
------------------------------------
30, 2000, net cash used by investing activities was $26,949,000 compared to $42,996,000 for the same period in 1999. The difference in these two periods is primarily due to the acquisition of the Shelbyville and Clarksville, Tennessee facilities during the first quarter of 1999. The Company spent approximately $21,600,000 (net of cash acquired) in the acquisitions of these two facilities during the comparable 1999 period. The Company's total payments for property, plant and equipment in the first nine months of 2000 increased to $25,824,000, compared to $20,617,000 spent in the first nine months of 1999. Capital expenditures for property, plant and equipment in 2000 are now expected to approximate $35,000,000. Major 2000 projects have included further installation of the Company's Enterprise Resource Planning (ERP) software system, installation of new furnaces at the Millington, Tennessee facility and the completion of a new aluminum alloying facility near Saginaw, Michigan.

CASH FLOWS FROM FINANCING ACTIVITIES.  Net cash provided by financing activities
------------------------------------
was $4,449,000 for the nine months ended September 30, 2000, compared to net cash from financing of $21,622,000 for the same period of 1999. In the first nine months of 2000, the Company had net borrowings of $16,000,000 under its revolving credit facility, most of which was used to finance the construction of a new specialty alloys facility in Saginaw, Michigan. In the nine month period ended September 30, 1999 the Company had net borrowings of $28,000,000 on its long-term revolving credit facility, the majority of which was used to fund the acquisitions of the Shelbyville and Clarksville, Tennessee facilities. At September 30, 2000 the Company had $216,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $32,124,000 available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $2,717,000.

Financing activities also included cash payments of $2,751,000 in dividends for the first nine months of 2000 compared to $2,963,000 for the same period in 1999. For the nine months ended September 30, 2000 and 1999, $9,120,000 and $649,000, respectively, were expended to purchase 788,900 and 55,000, respectively, shares of the Company's common stock in open market transactions.

On October 20, 2000, the Company amended the terms of its long-term credit facility with its lenders. The Second Amendment to the Second Amended and Restated Credit Agreement (the "Amendment") permitted the Company to sell, convey or otherwise contribute up to $100,000,000 in certain accounts receivable, and other related assets to a Qualifying Special-Purpose Entity
(the "QSPE") under the terms of an accounts receivables sale and securitization facility (the "Receivables Sale Facility"), with a simultaneous reduction in the maximum credit facility commitment from $250,000,000 to $175,000,000 upon the closing of the Receivables Sale Facility. The Amendment also eliminated the Company's option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate; eliminated the Company's option to issue up to $125,000,000 in convertible subordinated debt; amended the credit margins applied to alternate base rate loans and LIBOR loans; and amended certain financial covenants.

The amended Second Amended and Restated Credit Agreement, as amended by the Amendment, imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness, (ii) maintenance of certain financial ratios, (iii) limitations on dividends on and repurchases of shares of capital stock, (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. The annual limitations on cash dividends on capital stock are as follows: $6,000,000 for 2000, and $8,000,000 for each year after 2000. The amended Credit Agreement limits repurchases of the Company's common stock to $5,000,000 under the terms of an existing forward share repurchase agreement (see NOTE E - NET EARNINGS PER SHARE). The indebtedness under the amended credit facility is secured by substantially all of the Company's personal property (except for the accounts receivable and certain related assets, which were sold under the Receivables Sale Facility) and a first lien mortgage on certain real property at seven of the Company's operating plants, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

On November 2, 2000 the Company and various subsidiaries of the Company (the "Originators") entered into the Receivables Sale Facility with the QSPE under which the Originators sold their right, title and interest in and to certain accounts receivable to the QSPE, which in turn sold undivided interests therein to an unrelated purchaser. The proceeds under this sale were $94,200,000, of which $89,000,000 was used to pay down the credit line and $5,200,000 was applied to working capital. As of November 3, 2000, the Company had $122,000,000 of indebtedness outstanding under the Credit Agreement and had approximately $51,124,000 available for borrowing. The Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans.

The Company's transactions under the Receivables Sales Facility may have the effect of reducing the Company's interest expense and should give the Company additional borrowing capacity under its revolving credit facility (although the maximum amount which could be drawn down under the facility was reduced from $250,000,000 to $175,000,000).

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 ------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company from time to time) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning whether currently prevailing conditions in the Company's aluminum alloys business, its aluminum recycling business, and its zinc business, will continue, anticipated margin improvements in the Company's alloys business, expected increased demand for the Company's products from the automotive sector, expected cost reductions through better allocation of processing work at Company facilities, technology changes affecting the Company's fuel usage, the effect of escalation provisions in Company supply agreements, and other cost reduction initiatives underway, potential expansion opportunities, and estimated net earnings. Other forward-looking information includes statements concerning future profit margins, plant capacity absorption, volumes, revenues, earnings, costs, energy costs, and expenses (including capital expenditures); future prices for metals; the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; access to adequate energy supplies at advantageous rates; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; expected effects of recent acquisitions; projected completion dates and anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); potential effects of the Company's metals brokerage activities and metals and fuel price hedging transactions; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future, demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: competition for raw materials costs and pricing pressures from competitors; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the increased percentage of product sales business compared to tolling business (with the accompanying higher working capital requirements and increased risk through metal markets price movements); unforeseen difficulties in the operation or performance of the Company's new ERP software system, and the Company's other operations and reporting systems; retention and financial condition of major customers; effects of future energy prices and related fuel costs; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate fluctuations;

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

These statements are further qualified by the following:

 * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including energy commodity prices; scrap prices; weather conditions; overall industry capacity online; general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

 * The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company's product sales business. Prices can be volatile, which could adversely affect the Company's product sales business. The Company's use of contractual arrangements, including long-term agreements and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it. Lower market prices for primary metals may adversely affect the demand for the Company's recycling services and recycled metals.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 2000, and for the three and nine month periods then ended prior to filing, and their report is included herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------

There have been no material changes regarding market risk and the Company's derivative instruments during the third quarter of 2000 compared to that disclosed in the Company's Quarterly Report on Form 10-Q for the period(s) ended June 30, 2000. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
------

On November 2, 2000, the Company and certain of its originating subsidiaries sold certain of their accounts receivable and related assets to a wholly-owned subsidiary of the Company, IMCO Funding Corp. ("IFC"), a special purpose corporation. Simultaneously, IFC entered into a three-year accounts receivables purchase and securitization facility with a financial institution and a third party purchaser unaffiliated with the Company whereby IFC can sell, on a revolving basis, an undivided interest in certain of its receivables and other related assets, and receive up to $100,000,000 from the unrelated third party purchaser at a cost of funds linked to commercial paper rates, plus a charge for administrative and credit support services. At November 2, 2000, the Company had received $94,200,000 under these arrangements, which funds were applied to reduce the outstanding debt under the Company's senior revolving credit facility ($89,000,000) and $5,200,000 was added to working capital.

In connection with this transaction, the Company had entered into a Second Amendment to its Second Amended and Restated Credit Agreement dated as of October 20, 2000, which, among other modifications, permitted the receivables sale transactions referred to above, removed the provisions permitting under certain circumstances the Company to issue up to $125,000,000 in certain subordinated debt, and reduced the maximum amount available for borrowing under the Credit Agreement to $175,000,000. The Second Amendment also contains provisions limiting aggregate repurchases of common stock to those under the Company's equity forward share repurchase agreement, which may not exceed $5,000,000. The annual limitations on cash dividends on capital stock under the Credit Agreement as amended remain at $6,000,000 for fiscal 2000 and $8,000,000 for each fiscal year after 2000. See

Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------

(a)  The following exhibits are included herein:

     10.1 Second Amendment to the Second Amended and Restated Credit Agreement dated as of October 20, 2000 by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto and The Chase Manhattan Bank in its capacity as Administrative Agent.

     10.2 Receivables Purchase Agreement dated as of November 2, 2000 by and among IMCO Funding Corporation as the Seller, the Company as the Servicer, Market Street Funding Corporation as the Issuer and PNC Bank, National Association as the Administrator.

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

     27.1 Financial Data Schedule

     27.2 Restated Financial Data Schedule

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IMCO Recycling Inc.
                                   (Registrant)


Date: November 14, 2000            By: /s/ Robert R. Holian
                                       -------------------------------------
                                   Robert R. Holian
                                   Senior Vice President
                                   Controller and Chief Accounting Officer