Form 10-K
period 2000-12-31
IMCO RECYCLING INC
filed 2001-03-23
CIK 202890

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

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

                         Yes  X           No___
                             ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2001, the aggregate market value of voting and non-voting common equity held by nonaffiliates of the Registrant was $62,579,294.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2001.

                  Common Stock, $0.10 par value, 15,364,514
                  -----------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM                                                                 PAGE
----                                                                 ----
PART I
------

Item 1.     Business                                                    3

Item 2.     Properties                                                 14

Item 3.     Legal Proceedings                                          16

Item 4.     Submission of Matters to a Vote of Security Holders        17

Item 4A.    Executive Officers of the Registrant                       17

PART II
-------
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                        19

Item 6.     Selected Financial Data                                    20

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        35

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk 38

Item 8.     Financial Statements and Supplementary Data                40

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                        65

PART III
--------
Item 10.    Directors and Executive Officers of the Registrant         65

Item 11.    Executive Compensation                                     65

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                 65

Item 13.    Certain Relationships and Related Transactions             65

PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                   66

Signatures                                                             70

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See ITEM 7. "MANAGEMENT'S
                                                        ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance and assumptions underlying those statements. These forward-looking statements may be identified by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes it has a reasonable basis, through management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1.  BUSINESS
------

GENERAL

IMCO Recycling Inc. recycles aluminum and zinc. Except where the context otherwise requires, the term "Company" as used herein refers to IMCO Recycling Inc. and its subsidiaries. It is the largest aluminum recycler in the United States and believes that it is the largest aluminum recycler in the world. The Company's processing of aluminum includes used aluminum beverage cans ("UBCs"), aluminum scrap and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces at facilities owned or operated by the Company. While the aluminum is in molten form, the Company may blend in other metals to prepare a precise aluminum alloy mixture. The Company then delivers the processed aluminum to customers in molten form or ingots.

The Company is the largest supplier of zinc secondaries in the U.S. and believes that it is the largest recycler of zinc secondaries in the world. Its U.S. Zinc Corporation subsidiary uses furnaces to convert zinc scrap and dross into various value-added zinc products, such as zinc oxides, dust and metal.

A majority of the Company's processing capacity is utilized to recycle customer-owned materials, for which the Company charges a fee (a service called "tolling"). During 2000, approximately 57% of the Company's total pounds of metal melted involved tolling. The balance of the Company's business involves the purchase of scrap and dross for processing and recycling by the Company for subsequent resale ("product sales" business).

The Company's business has benefited from the trend to include recycled materials in finished products, the growth in the production and recycling of UBCs and the increasing utilization of aluminum in automotive components. According to The Aluminum Association, over the past 20 years, U.S. annual production of recycled aluminum has grown from 1.61 million to

3.75 million metric tons. In addition, recycled aluminum in the U.S. currently represents approximately 33% of the total domestic aluminum supply, compared with 23% in 1978.

The U.S. is the world's leading consumer of zinc, currently consuming about one-sixth of the world's production at more than one million metric tons annually. However, the U.S. is only the fifth largest producer, and consequently is also the largest importer of refined zinc. Over the past several years, U.S. zinc recycling has grown at three times the rate of primary zinc metal production and now accounts for about 40 percent of domestic zinc supply. Worldwide, about 80% of zinc resources available for recycling are recovered. This accounts for some 30% of world zinc supply.

The Company's aluminum customers include some of the world's major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the aluminum metal processed by the Company is used to produce products for the transportation, packaging and construction industries, which constitute the three largest aluminum markets. Due to the increasing use of aluminum in automotive components, much of the Company's recent growth has been directed toward serving the transportation sector, which has been the largest and fastest-growing aluminum market in recent years. The Company's principal aluminum customers include Aluminum Company of America ("Alcoa"), Commonwealth Aluminum Corporation ("Commonwealth"), Kaiser Aluminum Corporation ("Kaiser"), Ford Motor Company ("Ford"), General Motors Corporation ("GM"), Toyota Tsusho America, Inc. and Wise Metals Company ("Wise Metals").

The Company's zinc customers include some of the world's major tire and rubber producers and galvanizers, steel companies and other processors, including Goodyear Tire & Rubber Co., Michelin Tire, Bethlehem Steel and Dow Agrosciences.

GROWTH OF BUSINESS

Since its formation in 1988, the Company has increased its number of facilities and capacity through acquisitions, construction of new facilities and expansion of existing facilities. Implementation of this growth strategy was accelerated during the mid 1990's. The Company has grown from owning and operating five recycling plants having a total annual processing capacity of 735 million pounds of aluminum and 50 million pounds of zinc and other metals as of January 1, 1993 to 24 recycling and processing plants at December 31, 2000, which have a total annual melting capacity of approximately 2.9 billion pounds of aluminum and 290 million pounds of zinc, for a total annual processing capacity of 3.2 billion pounds. Three plants ceased or suspended operations in January 2001. See "RECENT DEVELOPMENTS" below.

In December 2000, operations commenced at the Company's new aluminum alloying facility near Saginaw, Michigan, which supplies molten aluminum to GM under a long-term supply agreement. In addition, the Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling
GmbH ("VAW-IMCO"), which has an annual melting capacity of 600 million pounds, and an aluminum recycling facility in Swansea, Wales, which has an annual melting capacity of 100 million pounds. The Company expects that planned international expansions will add approximately 200 million pounds of annual aluminum processing capacity during 2001 and 2002.

RECENT DEVELOPMENTS

As a result of market and economic conditions, the Company decided in 2000 to reduce some of its capacity and reallocate that processing work to other facilities. In January 2001, it permanently closed its Bedford, Indiana aluminum melting facility and its Chicago, Illinois zinc oxide plant. In February 2001, it also temporarily shut down operations at its Wendover, Utah facility. See
ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FISCAL 2000 SPECIAL FACTORS AND FISCAL 2001 OUTLOOK."

CERTAIN FACTORS

For descriptions of certain factors affecting the Company, including commitments and contingencies which subject the Company to certain continuing risks, see
(i) "ENVIRONMENTAL MATTERS" below, (ii) ITEM 3. "LEGAL PROCEEDINGS," (iii) ITEM
                                        -------                            ----
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--
OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and
(iv) NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements.

SEGMENT REPORTING

The Company has two business segments that meet the reporting requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." See NOTE M--"SEGMENT INFORMATION" of Notes to Consolidated Financial Statements. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake activities. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

PRODUCTS AND SERVICES

Aluminum. The Company recycles aluminum and delivers the recycled metal to
---------
customers as molten aluminum or ingots. The Company's customers include most of the major United States aluminum producers and aluminum diecasters, extruders, automotive companies and other processors of aluminum products.

The Company also manufactures specification aluminum alloy products, principally at three of its facilities, for automotive equipment manufacturers and their suppliers. In addition, two other plants manufacture a variety of aluminum products that are ultimately used as metallurgical additions in the steel making process, such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. These two facilities also manufacture a wide range of proprietary briquetted products and offer toll briquetting services.

Since 1988, the Company's overall aluminum business has benefited from the trend to include recycled materials in finished products and from the growth in the use and recycling of aluminum beverage containers. However, the major force behind increased demand for recycled aluminum in recent years has been aluminum's increasing use in auto and truck components, including body structures. This trend has made the transportation sector the largest and fastest-growing aluminum market since 1994. The total amount of aluminum shipped to the North American auto market has more than doubled since 1992 to about 4.2 billion pounds per year.

Zinc. Zinc is used in diecastings, in brass-making as an alloying metal with
-----
copper and in chemical compounds to produce rubber, ceramics, paints and fertilizer. However, its most unique quality is its natural ability to metallurgically bond with iron and steel and protect these metals from corrosion. The Company manufactures three main value-added zinc products: oxides, dust and metal.

Zinc oxide is used predominantly in the tire and rubber industries and by the
----------
specialty chemical, motor oil and ceramics industries. The Company produces two types of zinc dust: extra low lead dust, which is used in the industrial paint
         ---------
industry, and regular dust, which is used in paints, specialty chemical and mining applications. Zinc metal recovered by the Company is used to galvanize
                     ----------
steel, and by-products (fines) generated in the zinc metal recycling process serve the zinc sulfate industry as fertilizer additives.

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

Foreign Opportunities. The Company continues to evaluate expansion opportunities
----------------------
in foreign countries where market conditions warrant. The Company anticipates further capacity expansion at its VAW-IMCO facilities in Germany, and is in the process of investigating opportunities in Latin America. General political and economic conditions in foreign countries could affect the business prospects and financial condition of the Company. Foreign operations are generally subject to risks, including foreign currency exchange rate fluctuations, environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency.

SALES AND LONG-TERM CONTRACTS

Aluminum-General. The Company's principal aluminum customers use recycled
-----------------
aluminum to produce can sheet, building, automotive and other products. No single aluminum customer of the Company accounted for 10% or more of the company's consolidated revenues in fiscal 2000. Ford and its affiliates accounted for approximately 8%, 8% and 10% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively. The Company does not have any long-term commitments with Ford. The loss of Ford as a customer would have a material adverse effect upon the business of the Company and its future operating results.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders.

Aluminum-Long-Term Contracts. The Company has secured long-term commitments for
-----------------------------
its recycling services with Alcoa, Commonwealth, Aluminum Norf GmbH, Kaiser, Wise Metals, PBR Automotive USA LLC, and GM. The remaining terms of these contracts as of December

31, 2000 ranged from 1 year to 11 years, although many of the contracts provide for extension periods. For the year ended December 31, 2000, the Company melted
2.9 billion pounds of aluminum. Amounts melted pursuant to multi-year contracts with its customers, represented approximately 32% of this total aluminum melting volume. Many of these agreements contain cross-indemnity provisions, including provisions obligating the Company to indemnify the customer for certain environmental liabilities that the customer may incur in connection with the transactions contemplated by the agreements.

The Company plans to seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities and dedicated contracts with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer, or the reduction of that customer's business level, could have a material adverse effect on the Company's financial condition and results of operation, and any timely replacement of volumes attributable to such a customer could prove difficult.

Zinc. The Company's principal zinc customers use zinc to make tires and other
-----
rubber products, industrial paints, fertilizers, specialty chemicals, motor oil and ceramics. Zinc products are also used in the mining and steel galvanizing industries. Most of the Company's zinc products are sold directly to end-users. No single zinc customer accounted for more than 10% of the Company's consolidated revenues in 2000. Most of the Company's contracts with zinc customers are for a term of one year or less. The Company historically has maintained no significant backlog of orders for zinc products.

General. The primary metals industry and the metals recycling industry are
--------
subject to cyclical fluctuations, depending upon the availability and price of unprocessed scrap metal and the level of demand in the metal consuming industries. Reductions in processing can stock scrap and UBCs adversely affected the Company's results of operations during 2000. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

The Company sells to both domestic and international customers. Sales to customers in foreign locations accounted for approximately 15%, 14% and 13% of consolidated revenues in 2000, 1999 and 1998 respectively, and aluminum shipments to customers located in Canada accounted for approximately 8%, 8% and 9% of consolidated revenues for 2000, 1999 and 1998, respectively. See ITEM 7.
                                                                       -------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and NOTE M -- "SEGMENT INFORMATION" of Notes to Consolidated Financial Statements.

THE RECYCLING/MANUFACTURING PROCESS

Aluminum. The Company uses two types of furnace technology, rotary and
---------
reverberatory. Rotary or barrel-like furnaces are able to pour a batch of melted aluminum recovered from dross and then immediately switch to other types of scrap. Reverberatory furnaces are stationary and use both radiation and convection heating to melt the material being processed. Reverberatory furnaces provide better recovery from shredded material than a rotary furnace.

After the aluminum is melted, the recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Some of the Company's plants deliver molten aluminum in crucibles directly to their customers' manufacturing facilities. As of December 31, 2000, the Company had the capacity to provide approximately 71% of its processed aluminum in molten form. The molten aluminum is poured directly into the customer's furnace, saving the customer the time and expense of remelting aluminum ingots. The Company normally charges an additional fee for transportation and handling of molten aluminum.

Alloying. At the Company's metal alloying facilities in Coldwater and Saginaw,
---------
Michigan and Shelbyville, Tennessee, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to its customers. The Coldwater, Michigan alloying facility generates dross, which is then recycled at the Company's adjacent aluminum recycling plant.

By-products. A by-product of processing aluminum materials through reverberatory
------------
furnaces is aluminum dross, which is then sent to the Company's rotary furnaces for processing. The recycling process from the Company's rotary furnaces produces a by-product called "salt cake," which is formed from the contaminants and coatings on aluminum scrap and dross, and the salts added during the aluminum recycling process. Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials.

The Company disposes of its salt cake and certain airborne contaminants (or baghouse dust) in landfills that are used exclusively by the Company or that are permitted specifically to handle the types of materials generated by the Company. Salt cake is not listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company built and operates a lined landfill at its Morgantown, Kentucky facility; its design exceeds current requirements for disposal of salt cake and meets RCRA Subchapter "C" hazardous waste standards.

In 1996, the Company completed the construction of a facility adjacent to its Morgantown, Kentucky plant to further process salt cake through the use of a materials separation process, and extract additional aluminum that is left after the melting process. The facility's process involves crushing the salt cake and separating the aluminum out of the salt cake. The residual product is then landfilled in the Company's Morgantown, Kentucky landfill.

Certain of the Company's facilities also recycle salt cake and other by-products from the aluminum recycling process into aluminum concentrates, aluminum oxide and salt brine.

Zinc.
-----
Zinc oxide is produced by melting top dross, a low iron-content zinc by-product
----------
of continuous galvanizing, and re-melt die cast, a high zinc-content alloy, in a sweat or premelt furnace.

Zinc dust produced by the Company consists of extra low lead and regular dust.
---------
Zinc dust with extra low lead content is preferred by the domestic industrial paint industry. It is produced by converting primary zinc into a molten form using an electro-thermal furnace. Regular zinc dust is produced by processing bottom dross, an iron-bearing zinc residue created during the galvanizing process, and re-melt die cast in a pot or ladle.

Zinc metal is produced by placing pieces of oxidized zinc-bearing metals into a
----------
ball mill where the Company separates out the oxidic zinc. The oxide zinc is then sold as fertilizer additives. After the ball mill process, the metallic zinc-bearing material is melted, refined, poured into molds and shipped to galvanizers.

The Company's Coldwater, Michigan zinc recycling process involves melting continuous galvanizers' top dross in an electric induction furnace which is then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as by-products). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots, which are returned to the customer.

OPERATIONS

Aluminum. In its aluminum tolling operations, the Company accepts UBCs, dross
---------
and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have often desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling limits the Company's exposure to the risk of fluctuating metal prices since the Company does not own the material processed. For the year ended December 31, 2000, approximately 63% of the Company's total pounds of aluminum processed involved tolling. Unlike tolling transactions, product sales transactions increase the Company's exposure to the risk of fluctuating metal prices and working capital requirements. See ITEM 7.
                                                               -------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                --------
RISK."

Zinc. The Company's zinc operations primarily consist of product sales
-----
transactions. The Company's product sales from zinc operations represent approximately 97% of its total zinc production; the remainder is from tolling transactions.

General. The Company's production network of plants have traditionally achieved
--------
high overall operating rates due to demand for the Company's services and products and the strategic location of many of the Company's plants near major customers' production facilities. Expansion of the Company's network of facilities in the U.S. has enabled the Company to better allocate processing work among its facilities, thereby maximizing utilization of available capacity. To achieve reductions in energy consumption and increases in productivity, the Company began in 2000 to retrofit its older rotary furnaces with new natural gas burner technology. This initiative is expected to continue through 2001.

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

When purchasing metals in the open market for its product sales business, the Company attempts to reduce the risk of fluctuating metal prices by hedging anticipated sales of aluminum and zinc and by avoiding large inventories, except to the extent necessary to allow its plants to operate without interruption. See ITEM 7A. "QUANTITATIVE AND
                                            --------
QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

COMPETITION

General.  The aluminum and zinc recycling industries are fragmented and highly
--------
competitive. The Company believes that its position as the largest U.S. recycler of secondary aluminum and zinc is a positive competitive factor.

Aluminum.  The principal factors of competition in the aluminum segment are
---------
price, recovery rates, environmental and safety regulatory compliance, and services (e.g., the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can compete effectively.

The major aluminum producers, some of which are the Company's largest customers, have generally discontinued processing dross, instead focusing their resources on other aspects of aluminum production. UBCs and other scrap are processed by both the secondary recycling industry and the major producers. The Company competes both with other secondary recyclers and their customers when purchasing and processing scrap for product sales business.

The amount of the Company's aluminum tolling business can vary depending upon the extent that the major aluminum producers' used metal materials are internally recycled. The aluminum producers generally vary their rate of internal recycling depending upon furnace availability, inventory levels, the price of aluminum and their own internal demand for metal. The major aluminum producers are larger and have greater financial resources than the Company. A decision by these producers to expand their recycling operations could reduce demand for certain of the Company's products and services. Declines in can stock demand for these major producers during 2000 adversely affected the Company's tolling business.

The aluminum alloys business has recently experienced a greater level of competition as new aluminum alloy plants have been built or expanded. This has had a negative impact on the Company's profitability as prices for its aluminum alloy products have fallen and raw materials costs have increased. The Company believes that the continuing trend to increased usage of aluminum in truck and auto products will correct this situation, although there can be no assurance of when this will occur.

Zinc. The principal factors of competition in the zinc segment are price,
-----
customer service and delivery schedules. Competition is generally regionally focused due to high freight costs.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Aluminum. The Company does not anticipate having difficulties in obtaining raw
---------
materials for its aluminum operations. However, over the last several years certain locations have experienced from time to time sporadic availability of can sheet and related materials. In the case of product sales business, the primary sources of aluminum for recycling and alloying are dross and scrap, which are purchased from both the major aluminum producers and metal traders. Many of the Company's aluminum suppliers are also customers of the Company. During 2000, the Company experienced lower demand from can stock customers, and its alloy business was constrained by high costs of scrap and lower selling prices for the finished aluminum due to additional capacity brought on line by its competitors in the late 1990s.

Zinc. The Company's management believes that it is the largest worldwide
-----
purchaser of zinc-bearing secondary metals, thereby providing its customers an outlet to sell the by-products of their manufacturing processes. A significant portion of the Company's zinc products is produced from secondary materials provided by the galvanizing and scrap metals industries. The Company also purchases primary zinc to produce high-grade zinc and for metals brokerage purposes.

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

General. The Company's operations are fueled by natural gas, which represents
--------
the second largest component of operating costs. In an effort to acquire the most favorable natural gas costs, the Company has secured some of its natural gas at fixed price commitments for its requirements. Occasionally, when deemed necessary, the Company purchases its natural gas on a spot-market basis. Most of the Company's long-term supply contracts with its customers contain provisions to reflect fluctuations in natural gas prices. See ITEM 7. "MANAGEMENT'S
                                                   -------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and
ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The
--------
Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

SEASONALITY

Aluminum. UBC collections have historically been highest in the summer months
---------
and lowest in the winter months. Therefore, the Company has, at times, experienced lower volumes at certain facilities during the winter. A portion of the Company's business that serves the automotive industry has historically experienced a decline in molten metal deliveries during periods when its automotive customers stop production to perform new model changeovers and during the holidays in December.

Zinc. Historically, demand for the Company's zinc products used in the painting
-----
industry is somewhat higher in the summer months, while demand for zinc products used in fertilizers is lower in the winter months.

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

EMPLOYEES

As of December 31, 2000, the Company had 1,755 employees, consisting of 445 employees engaged in administrative and supervisory activities and 1,310 employees engaged in production and maintenance. Labor relations with employees have been satisfactory. Several of the Company's production facilities are represented by collective bargaining groups; the major ones are set forth below:

                                                                                   CONTRACT
    FACILITY                    REPRESENTATIVE                                      EXPIRES
------------------        -----------------------------------------------       ---------------
Rockwood, TN              United Steelworkers of America                        September 2003
Hillsboro, IL             Laborer's International Union of North America        August 2003
Uhrichsville, OH          United Mine Workers of America                        December 2001

ENVIRONMENTAL MATTERS

General. The Company's operations, like those of other basic industries, are
--------
subject to federal, state, local and foreign environmental laws, regulations and ordinances. While the Company believes that current environmental control measures at its facilities comply in all material respects with current and anticipated future legal requirements, additional measures at some of the Company's facilities may be required. See ITEM 3. "LEGAL PROCEEDINGS."

The Company's operations may generate certain discharges and emissions, including in some cases off-site dust and odors, which are subject to the Federal Clean Air Act and other environmental laws. From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. The Company may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, the Company's facilities, may have resulted in soil or groundwater contamination. See ITEM 3. "LEGAL PROCEEDINGS and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS
    -------                        -------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $3,408,000 in 2000, most of which was related to air pollution control equipment and landfill capacity additions. Environmental expenditures for 2001 and 2002, which primarily relate to the Company's landfills and air pollution control equipment, are currently estimated to be approximately $1,202,000 and $2,000,000, respectively.

Aluminum. The processing of UBCs, dross and scrap generates solid waste in the
---------
form of salt cake and baghouse dust. Currently, this material is either disposed of at off-site landfills or at the Company's permitted disposal sites at two of its facilities. If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown, Kentucky landfill, obtaining other permits (including transportation permits), and landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes, planned utilization rates and remaining landfill capacity, the estimated remaining life of the Company's landfill at its Sapulpa, Oklahoma plant is three years. The Company estimates that its Morgantown, Kentucky landfill cell has a remaining useful life of approximately three years. A planned second expansion at Morgantown is anticipated to provide an additional seven years of useful life. Landfill closure costs for the Company-owned landfills are currently estimated to be approximately $9,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used.

Zinc. Several of the zinc manufacturing processes create various by-products
-----
which are either sold to downstream processors or re-used internally. There are virtually no remaining by-products requiring disposal.

ITEM 2. PROPERTIES
-------

RECYCLING AND PROCESSING FACILITIES

The Company's principal aluminum segment facilities are located in:

Sapulpa, Oklahoma                  Goodyear, Arizona
Rockwood, Tennessee                Elyria, Ohio
Morgantown, Kentucky               Rock Creek, Ohio
Uhrichsville, Ohio                 Coldwater, Michigan
Loudon, Tennessee                  Swansea, Wales UK
Chicago Heights, Illinois          Shelbyville, Tennessee
Post Falls, Idaho                  Saginaw, Michigan

These facilities recycle aluminum, manufacture specification aluminum alloy products and manufacture aluminum products used in steelmaking.

The Company's zinc segment facilities are located in:

Houston, Texas                     Hillsboro, Illinois
Millington, Tennessee              Clarksville, Tennessee
Coldwater, Michigan

The Company also owns a 50% interest in VAW-IMCO which owns and operates two secondary aluminum facilities in Germany.

The average operating rates for all of the Company's facilities for 2000, 1999 and 1998 were 89%, 96% and 97%, respectively, of stated capacity. In January 2001, the Company determined to reduce some of its capacity, permanently closing its Bedford, Indiana aluminum facility and its Chicago, Illinois zinc oxide plant. It also temporarily shut down its Wendover, Utah aluminum facility. See
ITEM 7.
-------

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company believes that its facilities are suitable and adequate for its operations. Seven of the Company's facilities are mortgaged to secure senior indebtedness of the Company.

Under a Supply Agreement with Commonwealth, the Company has granted Commonwealth an option to purchase the Uhrichsville, Ohio facility, exercisable in 2008. In the event of a "change of control" of the Company (as defined in the Supply Agreement), the exercise date of this option would be accelerated to a date before the change of control event. The exercise price is based on varying multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) for the facility (five times EBITDA in the case of a non-change of control exercise). In addition, the Company granted Commonwealth a right of first refusal in the event the Company desires to sell the facility in a non-change of control situation. In the event of a change of control of Commonwealth, then Commonwealth's option and right of first refusal would automatically terminate.

The potential purchase price for Commonwealth's exercise of these rights may be above or below the fair value of the Uhrichsville plant. Should Commonwealth exercise these rights, there can be no assurance that the production or earnings attributable to the Uhrichsville facility could be replaced, and the Company's cash flows and net earnings could be adversely affected.

SOLID WASTE DISPOSAL

All of the waste generated from the Company's salt cake processing facility at its Morgantown site is deposited in a landfill adjacent to this facility. Management anticipates that this landfill, assuming it is expanded as scheduled, will serve the Company's landfilling needs for the majority of the salt cake generated by facilities owned by the Company in the Eastern United States for the next 10 years, based on current utilization. The Company also owns a landfill at its Sapulpa, Oklahoma plant, which is estimated to have three years of useful life remaining, based on planned utilization. The Goodyear, Arizona facility recycles its own salt cake and sells the by-products to third parties. See ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS."
    -------

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 39,866 square feet of office space for its principal executive, financial and management functions. This lease expires in June 2007. In Houston, Texas, the Company owns approximately 30,000 square feet of office space for certain financial and management functions for its zinc operations. The Company also has five zinc brokerage offices that it leases, located in California, Texas, Pennsylvania, Canada and Germany.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater, Michigan, (Alchem Aluminum Inc. and IMCO Recycling of Michigan, LLC) concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation. Additionally, there is the possibility that expenditures could be required at the Coldwater site and at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
--------

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

Name                     Age       Position
----                     ---       --------
Don V. Ingram            65        Chairman of the Board, Chief Executive Officer and
                                   President

Richard L. Kerr          58        Executive Vice President; President, Specialty Alloys
                                   Division

Paul V. Dufour           61        Executive Vice President, Chief Financial Officer and
                                   Secretary

Thomas W. Rogers         54        Senior Vice President, Sales and Marketing, Aluminum
                                   Recycling Division

C. Lee Newton            57        Senior Vice President, Technology, Engineering and
                                   Environmental

Robert R. Holian         48        Senior Vice President, Controller and Chief Accounting
                                   Officer

James B. Walburg         47        Senior Vice President, Finance and Administration and
                                   Treasurer

M. Russ Robinson         43        President, U.S. Zinc Corporation


Don V. Ingram has served as a director of the Company since 1988 and as Chairman of the Board since 1994. He was elected Chief Executive Officer of the Company in February 1997 and assumed the role of President in May 2000. Mr. Ingram played a major role in the formation of the Company in 1986.

Richard L. Kerr joined International Metal Co., a predecessor of the Company, in April 1984. He was named Chief Operating Officer of the Company in 1991. In 1994, he became President of the Company's Metals Division. In 1997 he became President of the Company, and in May 2000, he assumed the role of Executive Vice President and President of the Specialty Alloys Division.

Paul V. Dufour has served as Vice President, Chief Financial Officer and Secretary of the Company since March 1987. He was promoted to Senior Vice President in 1988 and to Executive Vice President in 1994.

Thomas W. Rogers has served as Senior Vice President of Sales and Marketing since July 1988. Mr. Rogers was employed as Plant Manager of the Company's Sapulpa, Oklahoma plant in October 1986.

C. Lee Newton has served as Senior Vice President of the Company since 1993. Mr. Newton was named Vice President in 1990 and was the General Manager of the Morgantown, Kentucky plant from 1989 to 1993. He was originally employed by the Company as Plant Manager of its Rockwood, Tennessee plant in 1987.

Robert R. Holian has served as Senior Vice President and and Chief Accounting Officer since 1999. He joined the Company in 1990 and was named Controller in 1992. He was promoted to Vice President and Controller in 1994.

James B. Walburg has served as Senior Vice President, Finance and Administration of the Company since September 1999. He joined the Company as Vice President and Treasurer in 1994.

M. Russ Robinson has served as President of the Company's U.S. Zinc Corporation subsidiary since May 1999. Previously, Mr. Robinson served as President and Chief Executive Officer of U.S. Zinc, which was acquired by the Company in 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

Stock Prices and Dividends. The Company's Common Stock trades on the New York
--------------------------
Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on the New York Stock Exchange composite tape from January 1, 1999 through December 31, 2000, and the dividends declared per share during the periods indicated.


      CALENDAR                   PRICE  RANGE           DIVIDENDS
                          --------------------------
        YEAR                  HIGH           LOW         DECLARED
-------------------       -----------    -----------    ----------
1999
----
  FIRST QUARTER           $  15 7/8      $ 10 13/16     $ 0.06
  SECOND QUARTER             18            12 7/8         0.06
  THIRD QUARTER              17 7/8        14 7/16        0.06
  FOURTH QUARTER             15 1/16       10 1/4         0.06


2000
----
  FIRST QUARTER           $  13 1/16     $  9 9/16      $ 0.06
  SECOND QUARTER             11 1/4         4 15/16       0.06
  THIRD QUARTER               8 3/4         4 13/16       0.06
  FOURTH QUARTER              6 1/8         4 1/16        0.06


Dividends as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of legally available funds. The Company's Second Amendment to the Second Amended and Restated Credit Agreement contains limitations on the Company's ability to declare and pay dividends in cash or property. However, if there is no default under this agreement, then the Company is permitted to make cash dividend payments in an aggregate amount of up to $8,000,000 in 2001 and for each year thereafter. See ITEM 7. "MANAGEMENT'S
                                                        ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

In March 2001, the Company's Board of Directors elected not to pay a quarterly cash dividend for the first quarter of 2001, in order to strengthen Company cash flows. The Company intends to resume cash dividend payments when Company earnings return to more historical levels. No assurances can be given as to whether the Company will continue to pay dividends on its common stock, and if so, the levels of dividends that may be paid. Future dividend declarations will be based upon the Company's level of earnings, cash flow, financial requirements, and economic and business conditions then prevailing, as well as other relevant factors, including the restrictions contained in the Company's long-term debt instruments.

On March 1, 2001, the outstanding shares of Common Stock were held of record by 454 stockholders.

Sales of Unregistered Equity Securities. In October 2000, the Company awarded
---------------------------------------
Don V. Ingram, Chairman of the Board, President and Chief Executive Officer of the Company, 400,000 shares of restricted common stock of the Company and awarded Paul V. Dufour, Executive Vice President and Chief Financial Officer, 160,000 shares of restricted common stock. The restricted stock grants were made pursuant to the terms of Employment Agreements entered into between the Company and Messrs. Ingram and Dufour dated September 1, 2000. On February 1, 2001 the Company awarded Richard L. Kerr, Executive Vice President and President, Specialty Alloy Division, 90,000 shares of restricted common stock, in connection with his Employment Agreement with the Company dated February 1, 2001.

These shares cannot be transferred or pledged and are subject to forfeiture if the officers' employment with the Company terminates under certain circumstances before the restriction period for the awards expire. The vesting period does not begin unless there is a "change in control" of the Company (as defined under the employment agreements). Dividends do not accrue and are not paid on these shares awarded unless a change of control occurs. Additionally, upon a change of control, all unexercised Company stock options owned by these officers as of the date of grant of their restricted stock will automatically terminate. The restricted stock awards were granted under exemptions from the requirements of the Securities Act of 1933 under Section 4(2) of that Act in reliance upon the fact that each of the recipients are accredited investors and are acquiring the shares for investment purposes only without a view to distribution.

Except as described above, during the fourth quarter of 2000, the Company made no unregistered sales of its equity securities.

ITEM 6.   SELECTED FINANCIAL DATA
-------

(In thousands, except per share data)

                                                            For the Year Ended December 31,
                                               -----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                               -----------------------------------------------------
Revenues                                       $ 846,939  $ 764,831  $ 562,093  $ 337,377   $210,871
Earnings before extraordinary item                   283     20,796     19,590     14,127      6,720
Earnings per common share before
   extraordinary item:
      Basic                                         0.02       1.26       1.18       1.08       0.57
      Diluted                                       0.02       1.26       1.17       1.06       0.55
Total assets                                     433,671    543,637    456,558    332,536    164,707
Long-term debt (excluding current maturities)    128,786    214,993    168,700    109,194     48,202
Dividends declared per common share            $    0.24  $    0.24  $    0.21  $    0.20   $   0.20

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
         OF OPERATIONS

GENERAL

Over half of the Company's processing volumes consist of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than product sales business. Variations in the mix between tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

The facilities acquired by the Company since 1997 (see "ACQUISITIONS" below) are primarily engaged in product sales activities as opposed to tolling; therefore, the Company has experienced higher levels of product sales relative to tolling in 2000 than in prior periods. This higher level of sales has also increased the Company's working capital requirements and, as a result, has subjected the Company to the additional risks associated with price fluctuations in the zinc and aluminum commodity markets.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                               For the Years Ended December 31,
                            --------------------------------------
                               2000          1999         1998
                            --------------------------------------
Pounds processed             2,856,622     2,832,969     2,516,752
Percent of pounds tolled            57%           61%           68%
Revenues                    $  846,939    $  764,831    $  562,093
Gross Profits               $   47,353    $   70,638    $   58,891

In addition to its increased emphasis on the product sales business, the Company has also entered into an increasing amount of metal brokerage transactions each year under which the Company buys metal from primary and other producers and then sells the metal to end-users. These transactions involve buying and selling metal without processing it. Also, in order to facilitate acquiring metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials. As with the product sales business, the brokerage business increases the Company's working capital requirements and subjects the Company to greater price risk associated with fluctuations in the metals commodity markets. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       --------
MARKET RISK" and NOTE A--"SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements.

The following table sets forth, for the periods indicated, aluminum and zinc segment information for pounds processed, revenues, income and assets (in thousands, except percentages):

                                                            For the Year Ended December 31,
                                                     --------------------------------------------
                                                        2000             1999            1998
                                                     -----------      ----------     ------------
Pounds Processed:
   Aluminum                                            2,579,889       2,575,284       2,375,200
   Zinc                                                  276,733         257,685         141,552
                                                     -----------      ----------     -----------
Total Pounds Processed                                 2,856,622       2,832,969       2,516,752

Percentage Tolled:
   Aluminum                                                   63%             66%             71%
   Zinc                                                        3%              5%             15%
Total Percentage Tolled                                       57%             61%             68%

Revenues:
   Aluminum revenues from external customers         $   598,759      $  568,327     $   470,722
   Zinc revenues from external customers                 248,180         196,504          91,371
                                                     -----------      ----------     -----------
Consolidated revenues                                $   846,939      $  764,831     $   562,093
                                                     ===========      ==========     ===========
Income:
   Aluminum income                                   $    24,687      $   52,974     $    52,897
   Zinc income                                            13,052          12,788           4,218
   Unallocated general and administrative expenses       (19,788)        (21,775)        (17,360)
   Unallocated interest expense                          (16,668)        (12,478)         (9,197)
   Fees on receivables sale                               (1,082)           --              --
   Unallocated interest and other income                     210             795             585
                                                     -----------      ----------     -----------
Net earnings before provision for income taxes,
   minority interests and extraordinary item         $       411      $   32,304     $    31,143
                                                     ===========      ==========     ===========
Assets:
   Aluminum                                          $   281,394      $  415,614     $   328,891
   Zinc                                                  106,088         109,377         109,398
   Other unallocated assets                               46,189          18,646          18,269
                                                     -----------      ----------     -----------
Consolidated assets                                  $   433,671      $  543,637     $   456,558
                                                     ===========      ==========     ===========

The accounting policies of the reportable segments are the same as those described in NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, fees on receivables sale, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company's headquarters office in Irving, Texas are not allocated to the reportable segments. Also, see NOTE M--"SEGMENT INFORMATION" of Notes to Consolidated Financial Statements for additional segment disclosures.

FISCAL 2000 SPECIAL FACTORS AND FISCAL 2001 OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations for 2001. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section titled "CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS" below. These statements do not reflect the potential impact of acquisitions or divestitures that may be completed or unforeseen events that may occur after the date of this filing.

During 2000, market factors that negatively affected the Company's results of operations and financial condition included:

 .    reduced volume at its aluminum recycling facilities due to lower market demand from customers serving the aluminum can stock market;

 .    markedly higher natural gas fuel costs in both the aluminum and zinc segments;

 .    softening of market conditions for its customers serving the truck, trailer and construction sectors;

 .    higher costs of scrap coupled with lower selling prices for its finished aluminum products (due to excess overall industry capacity) at the Company's aluminum alloying facilities; and

 .    lower margins in both the aluminum and zinc segments.

The reduction in demand for Company recycling services from aluminium can stock customers, which are also generally major primary processors, began in the second half of 1999, when competition for UBC's drove UBC and scrap prices higher for these customers. This price increase resulted in these customers increasingly satisfying their supply needs for can stock production from their primary aluminum processing capacity, instead of using secondary recycling services. This trend continued through 2000 and is expected to continue until lower prices for UBC's or higher prices for can stock improve these customers' margins.

As a result of these market factors, the Company decided in 2000, to reduce some of its capacity and reallocate that processing work to other facilities. In January 2001 it permanently closed its Bedford, Indiana aluminum facility and its Chicago, Illinois zinc oxide plant. It also temporarily shut down its Wendover, Utah facility, due to a decrease in dross processing from primary aluminum customers in the Pacific Northwest (caused by capacity curtailments by those customers due to high power rates). The Post Falls, Idaho facility will handle the Wendover plant's volumes until primary production at commercial levels resumes in the Pacific Northwest. In 2000, the Company closed an aluminum processing facility in Sikeston, Missouri.

For fiscal 2001, the Company expects many of the conditions currently prevailing to continue. Continued weak demand from can stock customers and lower margins in the alloys business, coupled with higher fuel costs, should continue to negatively impact the Company's results of operations for its aluminum alloys and aluminum recycling businesses. However, management anticipates some margin improvement for its aluminum segment in 2001, due to expected increased demand in the automotive sector, changes in Company scrap buying procedures, reduced inventories, and reallocation of processing volumes among its aluminum plants.

The Company's zinc segment experienced declining margins during the fourth quarter of 2000, due to the impact of higher fuel prices and a zinc price decline due to weaker U.S. economic conditions.

The Company is continuing to focus on its cost reduction initiatives. In the aluminum alloys business, the Company is working to improve margins by revising contract terms with suppliers and customers where possible. The Company has reduced personnel headcount by seven percent from the beginning of 2000 and is reducing discretionary spending. Closing less efficient facilities and reallocating those facilities' processing work to other facilities should result in future cost savings. In addition, the Company is beginning to recover a portion of the higher gas costs it experienced in 2000 through escalation clauses that form a part of some customer contracts. These escalator provisions generally take effect following the periods in which the Company actually incurs the higher fuel costs. In certain instances where contracts do not provide for escalator clauses, the Company has added natural gas surcharges to its tolling or sales prices.

Additional positive factors which may positively affect fiscal 2001 results include programs to improve the allocation of processing work throughout the Company's network of facilities, new rotary furnaces designed to consume less energy, and furnace burner technology retrofits to reduce energy consumption and increase processing productivity.

The Company is also continuing to review expansion opportunities, particularly in Europe and in Latin America, through expansion of its major customer relationships, and project venture partnering opportunities. Further expansions of the VAW-IMCO joint venture facilities are planned in 2001 as well.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

FISCAL 2000 CHARGES

During the fourth quarter of 2000, the Company recorded pretax charges of $5.6 million, including a $3.7 million charge related primarily to the shutdown of the Bedford facility.

ACQUISITIONS

In July 1998, the Company completed the acquisition of U.S. Zinc Corporation for an aggregate purchase price of approximately $72,000,000.

In February 1999, the Company acquired substantially all of the assets of an aluminum alloying facility located in Shelbyville, Tennessee for approximately $11,000,000 in cash (not including acquisition costs). Also in February 1999, the Company acquired, through its wholly owned subsidiary, Midwest Zinc Corporation, substantially all of the assets of a zinc oxide production facility located in Clarksville, Tennessee for approximately $11,000,000 in cash (not including acquisition costs). Both acquisitions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

Fiscal Year 2000 vs. Fiscal Year 1999
-------------------------------------

PRODUCTION. During 2000, the Company melted 2.86 billion pounds compared with
-----------
2.83 billion pounds in 1999. The aluminum and zinc segments accounted for 19% and 81%, respectively, of the overall production increase for 2000. Tolling activity in 2000 represented 57% of total pounds processed compared to 61% in 1999.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                             For the year ended
                                 December 31,
                          -------------------------
                             2000          1999
                          ----------    -----------
Pounds Processed:
    Aluminum               2,579,889      2,575,284
    Zinc                     276,733        257,685
                          ----------     ----------
Total Pounds Processed     2,856,622      2,832,969
                          ==========     ==========

Percentage Tolled:
    Aluminum                      63%            66%
    Zinc                           3%             5%
Total Percentage Tolled           57%            61%


     ALUMINUM PRODUCTION: During 2000, the Company melted about the same amount of aluminum as it did during 1999. The results reflected increases from the Shelbyville, Tennessee facility acquired in February 1999, and from the Uhrichsville, Ohio facility. The increase in the Ohio facility was the result of adding two new reverberatory furnaces in late 1999. These increases were offset by decreases, primarily in the can stock business. Production declined at the Rockwood, Tennessee and Post Falls, Idaho facilities due to the reduction in volumes from a major customer at each of these locations. Additionally, an overall weakening in demand, caused by the slowing economy, affected production. The decrease in aluminum percentage tolled is primarily due to the Shelbyville, Tennessee facility, the production of which is dedicated primarily for product sales instead of tolling, and to a lesser extent, increased product sale business at the plants where toll customers reduced volumes.

     ZINC PRODUCTION: During 2000, the Company melted 7% more zinc than it did during 1999. The increase in zinc production was due to strong demand for value-added products. The decrease in zinc percentage tolled is primarily due to including a full year of production from the Clarksville, Tennessee facility (acquired in February 1999), which is virtually 100% dedicated to product sales.

REVENUES. During 2000, the Company's consolidated revenues increased 11% to
---------
$846,939,000 compared to revenues of $764,831,000 in 1999. The aluminum and zinc segments accounted for 37% and 63%, respectively, of the overall increase of revenues.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                             For the year ended
                                 December 31,
                            --------------------
                              2000       1999
                            ---------  ---------
Revenues:
    Aluminum                $ 598,759  $ 568,327
    Zinc                      248,180    196,504
                            ---------  ---------
Total Revenues              $ 846,939  $ 764,831
                            =========  =========


     ALUMINUM REVENUES: During 2000, the Company's aluminum revenues increased 5% compared to 1999, due to slightly higher aluminum production volumes as a result of facility expansions and the Shelbyville, Tennessee acquisition, and a decrease in the proportion of volumes from tolling versus product sales (see "ALUMINUM PRODUCTION" above). Increased product sales generally result in a greater increase in revenues than a similar increase in tolling business.

     ZINC REVENUES: During 2000, the Company's zinc revenues increased 26% compared to 1999. Zinc revenues increased primarily due to higher zinc production volumes and higher zinc product sale prices due to increased demand for value-added zinc products such as zinc oxide.

GROSS PROFITS. During 2000, the Company's consolidated gross profits decreased
--------------
33% to $47,353,000 compared to gross profits of $70,638,000 in 1999. The aluminum segment contributed to the overall decline in segment income by a decrease of 53% over 1999. This decrease was off set by a slight increase of 2% in zinc segment income.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                               For the year ended
                                                  December 31,
                                              --------------------
                                                2000        1999
                                              --------    --------
Segment Income:
       Aluminum                               $ 24,687    $ 52,974
       Zinc                                     13,052      12,788
                                              --------    --------
Total segment income                            37,739      65,762

Items not included in gross profits:
       Plant selling expense                     5,442       2,168
       Management SG&A costs                     7,301       5,613
       Equity in earnings of affiliates         (3,060)     (2,265)
       Other income                                (69)       (640)
                                              --------    --------
Gross Profits                                 $ 47,353    $ 70,638
                                              ========    ========


     ALUMINUM INCOME: During 2000, the Company's aluminum income decreased 53% compared to 1999. The decrease was primarily due to weaker volumes at several aluminum recycling plants, particularly those that serve the can stock producers, coupled with lower margins in the specification alloys business and much higher natural gas costs at all plant locations. The weak aluminum alloys margins resulted from both higher raw material costs and weaker selling prices for aluminum alloys. Recent capacity increases in the aluminum alloys business resulted in heightened competition for available scrap metal units, which the Company uses as raw material in its aluminum alloys production. This, in turn, produced more intense competition for metal units, causing higher purchase costs, and drove selling prices lower. Lower demand from a weakening economy during 2000 was also a major contributor to the overall decline in aluminum income.

     ZINC INCOME: During 2000, the Company's zinc income increased 2% compared to 1999. The increase was primarily due to an increase in demand for value-added zinc products.

SG&A EXPENSES. Selling, general and administrative expenses in 2000 increased
--------------
10% to $27,334,000 compared to $24,924,000 in 1999. The increase is primarily due to more production facilities on line in 2000 compared to 1999 and increased incentive compensation expense for payments to certain senior management employees of the Company's zinc segment under the terms of an earn out agreement. Selling expenses trended higher in 2000 as well, primarily due to the increase in product sales. Product sales require additional marketing efforts and associated expenses, as opposed to tolling transactions.

AMORTIZATION EXPENSE. Amortization expense in 2000 increased 12% to $5,196,000
---------------------
compared to $4,653,000 in 1999. The increase is due almost entirely to amortization of additional goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions (see "ACQUISITIONS" above).

INTEREST EXPENSE. Interest expense in 2000 increased 34% to $16,668,000 compared
-----------------
to $12,478,000 in 1999. The increase is the result of increased interest rates during 2000 and higher amounts of debt outstanding in 2000 compared to 1999, primarily resulting from additional working capital requirements and higher capital spending levels.

FEES ON RECEIVABLES SALE. On November 2, 2000, the Company and certain of its
-------------------------
originating subsidiaries entered into a Receivables Sale Facility with a Qualified Special Purpose Entity ("QSPE") subsidiary of the Company, under which the originators sold their right, title and interest in and to certain trade accounts receivable (Pooled Receivables) to the QSPE, which in turn sold undivided interests in the receivables pool to an unaffiliated issuer. Fees in connection with this transfer for the year ended December 31, 2000, were $1,082,000 (see NOTE C--"SALE OF RECEIVABLES" of Notes to Consolidated Financial Statements).

NET EARNINGS. Net earnings decreased 99% to $283,000 in 2000 compared to
-------------
$20,796,000 in 1999. The decrease was primarily the result of lower profits in the aluminum segment business (see "GROSS PROFITS" and "ALUMINUM INCOME" above). In addition, the increases in amortization expense, interest expense, and selling, general and administrative expense reduced net earnings.

At December 31, 2000, earnings contributed by VAW-IMCO, the Company's 50% joint venture, were $2,704,000. See the VAW-IMCO financial statements under ITEM 8.
                                                                      ----
"FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

In the fourth quarter, the Company recorded a write-down of assets and related costs totaling $3.8 million ($5.6 million before tax), or $.25 per diluted common share, including non-cash charges of $3.0 million (see "FISCAL 2000 CHARGES" above). The Company recorded a net benefit from taxes at an effective tax rate of 15% compared to recording a provision for taxes at a rate of 35% in 1999. The benefit recorded in 2000 was due mainly to reduced earnings and was slightly effected by a greater percentage of the Company's income being derived from the VAW-IMCO venture, which is reported on an after-tax basis.

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

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):


                                        For the year ended
                                            December 31,
                                      -----------------------
                                         1999         1998
                                      ----------   ----------
Pounds Processed:
    Aluminum                           2,575,284    2,375,200
    Zinc                                 257,685      141,552
                                      ----------   ----------
Total Pounds Processed                 2,832,969    2,516,752
                                      ==========   ==========

Percentage Tolled:
    Aluminum                                  66%          71%
    Zinc                                       5%          15%
Total Percentage Tolled                       61%          68%


     ALUMINUM PRODUCTION: During 1999, the Company melted 8% more aluminum than it did during 1998. The increase in aluminum production for the year was primarily due to the following: (1) a significant increase in production at the Company's Morgantown, Kentucky facility (which was expanded late in the third quarter of 1998), (2) processing from the Shelbyville, Tennessee facility (acquired in February 1999), (3) higher production at the Swansea, Wales facility and (4) increases in production at the Post Falls, Idaho and Wendover, Utah facilities due to an increase in scrap supply. These increases in aluminum production were partially offset by lower volumes at the Rockwood and Loudon, Tennessee facilities due to a lack of supply of material for recycling from a large tolling customer. The decrease in aluminum percentage tolled was primarily due to the acquisition of the Shelbyville, Tennessee facility, the production of which is dedicated primarily for product sales serving the transportation market.

     ZINC PRODUCTION: During 1999, the Company melted 82% more zinc than it did during 1998. The February 1999 acquisition of the Clarksville, Tennessee facility and a full year of processing from U.S. Zinc, which was acquired in July 1998, accounted for virtually all of the increase in zinc production. The decrease in zinc percentage tolled was primarily due to these acquisitions; these businesses are almost totally dedicated to product sales.

REVENUES. During 1999, the Company's consolidated revenues increased 36% to
---------
$764,831,000 compared to revenues of $562,093,000 in 1998. The aluminum and zinc segments accounted for 48% and 52%, respectively, of the overall increase of revenues.

The Company's aluminum specialty alloying activities, which serve the transportation market, and the Company's zinc segment, primarily consist of product sales business. Tolling activity represented 61% of the Company's total pounds melted during 1999 as compared to 68% in 1998. Due to the reasons discussed above, the increase in product sales activity in 1999 compared to 1998 resulted in higher inventory, accounts receivable and accounts payable levels at December 31, 2000 compared to December 31, 1999.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                              For the year ended
                                 December 31,
                             ---------------------
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

     ZINC REVENUES: During 1999, the Company's zinc revenues increased 115% compared to 1998. Zinc revenues increased primarily due to the combination of higher zinc production volumes as a result of the 1998 and 1999 acquisitions (see "ZINC PRODUCTION" above), and higher zinc product sale prices.

GROSS PROFITS. During 1999, the Company's consolidated gross profits increased
--------------
20% to $70,638,000 compared to gross profits of $58,891,000 in 1998. The aluminum and zinc segments accounted for 12% and 88%, respectively, of the overall increase of segment income.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                           For the year ended
                                              December 31,
                                          --------------------
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
                                          ========    ========

     ALUMINUM INCOME: During 1999, the Company's aluminum income increased 2% compared to 1998. The increase was primarily due to higher overall aluminum production volumes (see "ALUMINUM PRODUCTION" above). This increase in production was partially offset by lower operating rates at certain facilities (those principally serving the packaging market) and by narrowing spreads between primary aluminum prices and certain scrap aluminum prices which negatively affected aluminum product sales.

     ZINC INCOME: During 1999, the Company's zinc income increased 181% compared to 1998. The increase was primarily due to a full year's operation of U.S. Zinc (see "ZINC PRODUCTION" above). In addition, the relative increase in zinc income was greater than the increase in zinc processing volumes due to higher zinc product sale prices and benefits from integrating the Company's previously owned zinc business with the acquired U.S. Zinc and Clarksville, Tennessee facilities.

SG&A EXPENSES. Selling, general and administrative expenses in 1999 increased
--------------
41% to $24,924,000 compared to $17,714,000 in 1998. The increase is primarily due to additional production facilities on line, higher employee costs attributable to the acquisitions of the U.S. Zinc and the Shelbyville and Clarksville, Tennessee facilities and the development and installation of a new management information system.

AMORTIZATION EXPENSE. Amortization expense in 1999 increased 24% to $4,653,000
---------------------
compared to $3,748,000 in 1998. The increase is due almost entirely to amortization of goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions (see "ACQUISITIONS" above) and from a full year's amortization of U.S. Zinc, which was acquired in July 1998.

INTEREST EXPENSE. Interest expense in 1999 increased 36% to $12,478,000 compared
-----------------
to $9,197,000 in 1998. The increase is the result of increased interest rates and higher amounts of debt outstanding in 1999 compared to 1998, primarily resulting from the 1998 and 1999 acquisitions (see "LIQUIDITY AND CAPITAL RESOURCES" below).

NET EARNINGS. Net earnings increased 6% to $20,796,000 in 1999 compared to
-------------
$19,590,000 in 1998. The increase was primarily the result of improved performance by the zinc segment as well as increased processing volume provided by new plant construction, expansions and acquisitions completed in 1998 and 1999. Partially offsetting the volume increase was an increase in interest expense, amortization expense and selling, general and administration expense due to a higher level of borrowing, the effects of recent acquisitions and the operation of more production facilities. The Company recorded a slight decrease in its effective tax rate from 36% in 1998 to 35% in 1999 due to foreign earnings that are considered permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures from internally generated cash and its working capital credit facilities and has financed its acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances.

CASH FLOWS FROM OPERATIONS. During 2000, operations provided cash of
---------------------------
$140,938,000 compared to $18,233,000 in 1999. Changes in operating assets and liabilities provided $108,582,000 in cash during 2000 compared to using $33,075,000 in 1999. The change in net operating assets and liabilities, resulting in a net increase of cash, was primarily due to reductions in accounts receivable and inventory levels during 2000. Accounts receivable decreased as a result of the receivables sale transaction that occurred in November 2000 (see NOTE C--"SALE OF RECEIVABLES" and NOTE G--"LONG-TERM DEBT" of Notes to Consolidated Financial Statements). Inventories decreased as a result of a year long effort to reduce inventory levels. Lower net earnings offset the favorable impact from the change in operating assets and liabilities. As of December 31, 2000, the relationship of current assets to current liabilities, or current ratio, had decreased to 1.00, compared to 1.98 as of December 31, 1999.

CASH FLOWS FROM INVESTING ACTIVITIES. During 2000, net cash used by investing
-------------------------------------
activities was $39,115,000 compared to $54,139,000 in 1999, primarily due to the acquisition of the Shelbyville and Clarksville, Tennessee facilities during 1999. The Company spent approximately $21,600,000 (net of cash acquired) in the acquisitions of the two facilities during 1999. The Company's total payments for property, plant and equipment in 2000 increased to $37,701,000 compared to $30,856,000 spent in 1999. This increase is attributed to the construction of the new aluminum alloying facility near Saginaw, Michigan. The Company expects that capital expenditures for property, plant and equipment in 2001 will total approximately $12,500,000.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was
-------------------------------------
$99,248,000 for 2000, compared to net cash provided by financing activities of $32,405,000 for 1999, mainly due to the pay down of approximately $86,000,000 of the Company's revolving credit facility debt mainly using cash from the receivables sale transaction that occurred in November 2000 (see NOTE C--"SALE OF RECEIVABLES" and NOTE G--"LONG-TERM

DEBT" of Notes to Consolidated Financial Statements). Additionally, the company spent $9,120,000 to purchase 788,900 shares of the Company's common stock in 2000 compared to $7,080,000 to purchase 576,500 shares in 1999. In 1999, the Company borrowed $44,377,000 under its revolving credit facility, a significant portion of which was used in the acquisitions of the Shelbyville and Clarksville, Tennessee facilities (see "ACQUISITIONS" above), and the remainder was used to finance additional working capital requirements. At December 31, 2000, the Company had $113,900,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $59,224,000 available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $2,716,000. As of March 1, 2001, the Company had $154,100,000 outstanding under the credit facility and $18,849,000 available for additional borrowings. However, the Company is currently unable to use all of the borrowing capacity available under its Credit Agreement due to limitations imposed under the Agreement.

Financing activities also included cash payments of $3,555,000 in dividends for 2000 compared to $3,931,000 for 1999.

Equity Purchases and Sales. During 1999, the Company repurchased 576,500 shares
---------------------------
of its common stock in open market or privately negotiated transactions at an aggregate purchase price of $7,080,000. In January 2000, the Company's Board of Directors authorized an increase in the aggregate maximum amount to be expended by the Company under its share repurchase program to $35,000,000. In May 2000, the Company entered into a forward share purchase transaction to facilitate additional purchases of the Company's common stock. The contract, which must be settled by May 2001, provides at the Company's option for the Company to purchase up to 644,500 of the Company's shares from a financial institution. However, the Company, at its option, may also elect to settle the contract on a net share basis in lieu of a cash payment. During 2000, the company spent $9,120,000 to repurchase a total of 788,900 shares. The terms of the Company's senior credit facility currently limits additional purchases of the Company's common stock by the Company or its subsidiaries. Shares repurchased are to be held as treasury shares to be used for the Company's stock option and other equity plans and for general corporate purposes.

Credit and Receivables Sale Facility. On October 20, 2000, the Company amended
-------------------------------------
the terms of its long-term credit facility with its lenders. The Second Amendment to the Second Amended and Restated Credit Agreement (the "Amendment") permitted the Company to sell, convey or otherwise contribute up to $100,000,000 in certain accounts receivable to a Qualifying Special-Purpose Entity subsidiary (the "QSPE") under the terms of an accounts receivables sale and securitization facility (the "Receivables Sale Facility"), with a simultaneous reduction in the maximum credit facility commitment from $250,000,000 to $175,000,000 upon the closing of the Receivables Sale Facility. The Amendment also eliminated the Company's option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate; eliminated the Company's option to issue up to $125,000,000 in convertible subordinated debt; amended the credit margins applied to alternate base rate loans and LIBOR loans; and amended certain financial covenants.

The Amended Credit Agreement imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness,
(ii) maintenance of certain financial ratios, (iii) limitations on dividends and repurchases of shares of capital stock, and (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. There is an $8,000,000 annual limitation on cash dividends on capital stock. The amended Credit Agreement limits repurchases of the Company's common stock, under the terms of a forward share repurchase agreement entered into by the Company in May 2000, to $5,000,000. The forward share repurchase agreement, which must be settled by May 2001, provides at the Company's option for the Company to repurchase up to 644,500 shares of common stock from a financial institution. However, the Company may also elect to settle the contract on a net share basis in lieu of a cash payment. As of December 31, 2000, 644,500 shares had been committed to the contract at an average price of $7.67 per share.

The indebtedness under the amended credit facility is secured by substantially all of the Company's personal property (except for the accounts receivable and certain related assets, which were sold under the Receivables Sale Facility) and a first lien mortgage on certain real property at seven of the Company's plants, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

On November 2, 2000, the Company and various subsidiaries of the Company entered into the Receivables Sale Facility with the QSPE. The QPSE is a special purpose corporation which exists as a subsidiary of the Company. The Company and other originating subsidiaries have sold receivables and other related assets to the QPSE that in turn has sold undivided interests in the receivables to an unaffiliated financial institution-issuer. The net proceeds under this sale at December 31, 2000 were $90,000,000. As of February 28, 2001, the proceeds were $66,800,000 due to a reduced level of trade accounts receivable that were available for sale.

At December 31, 2000, the Company had $113,900,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $59,224,000 available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $2,716,000. As of March 1, 2001, the Company had $154,100,000 outstanding under the credit facility and $18,849,000 available for additional borrowings. The Company does not have to make a significant payment on its long-term debt until 2003.

The Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans. The Company is currently unable to use all of the borrowing capacity available under its Amended Credit Agreement due to limitations imposed under this Agreement. Therefore, its growth rate for the foreseeable future should not be expected to approximate its growth rate in recent years (i.e. 1995-1999).

IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company, which enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, evaluates and documents each hedge item when entered into. It is the Company's policy not to speculate in hedging activities. The Company has evaluated the impact of Statement No. 133 as amended by SFAS 138 and believes the impact will not have a material adverse effect upon the Company's future operating results. Had the Company adopted the standards as of December 31, 2000, the effect would have been to increase current assets by $4,289,000, increase current liabilities by $3,014,000 and increase other comprehensive income by $1,275,000. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE
                                        --------
DISCLOSURES ABOUT MARKET RISK."

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-K. See ITEM 1. "BUSINESS - ENVIRONMENTAL MATTERS."

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under such environmental laws. However, the Company believes that any such noncompliance under environmental laws would not have a material adverse effect on the Company's financial position or results of operations. See ITEM 3. LITIGATION and NOTE L-- "OPERATIONS" of Notes to Consolidated Financial Statements.

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

Based on progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material adverse effect on the Company's financial position or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 1. "BUSINESS," ITEM 3. "LEGAL PROCEEDINGS"
                                 -------             -------
and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -------
RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that legislation. This information includes statements regarding whether currently prevailing business conditions in the Company's aluminum and zinc segments will continue, the effects of continued high natural gas fuel prices and the ability of the Company to successfully hedge against future natural gas price fluctuations and pass on price increases to its customers, anticipated margins improvement in 2001, expected increased demand from the automotive sector, trends for can sheet demand, anticipated cost reductions from work reallocation among the Company's facilities and technology changes affecting fuel usage, future dividend payments (if any), potential expansion opportunities and estimated net earnings and cash flows.

Other forward-looking information includes, without limitation, statements concerning future profit margins, plant capacity, volumes, revenues, earnings, costs, energy costs, and expenses (including capital expenditures); future prices for metals; anticipated results of the Company's cost reduction initiatives; the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; access to adequate energy supplies at advantageous rates; anticipated cost savings from new and modified furnace designs; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; expected effects of acquisitions; projected completion dates and anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; effects of the Company's metals brokerage activities on results of operations and financial condition; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Annual Report on Form 10-K, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: uncertainties in the U.S. and worldwide economies and the aluminum and zinc markets; the current industry production capacity exceeding the demand for aluminum spec alloy products and aluminum recycling services; the effects of future energy prices and related fuel costs; the ability of the Company to successfully hedge against energy price fluctuations; competition for raw materials costs and pricing pressures from competitors; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; unforeseen difficulties in the operation or performance of the Company's new ERP software system, and the Company's other operations and reporting systems; retention and financial condition of major customers; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate and interest rate fluctuations; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap at facilities; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures.

These statements are further qualified by the following:

   * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Many of the factors affecting revenues and costs are outside of the control of the Company, including energy commodity prices, weather conditions, general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at Company and customer facilities; and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales and tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

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

   * The Company's share acquisition program, repurchasing its outstanding shares of Common Stock in 1999 and 2000 may affect trends in earnings per share, and may adversely impact the Company's liquidity and future financial condition by increasing its debt-to-equity ratio and increasing its borrowing costs.

   * The Company's growth rate in recent years (i.e. 1995-1999) should not be expected to continue in 2001 and for the foreseeable future because of current constraints on borrowing and limited access to other capital sources.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

In the ordinary course of its business, the Company is exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas, and the level of interest rates. The Company uses derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes. See NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements.

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

Counter-parties. The Company is exposed to losses in the event of
----------------
non-performance by the counter-parties to the derivative contracts discussed below; however, while no assurances can be made, the Company currently does not anticipate any non-performance by the counter-parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to the Company initiating trading activities. The counter-parties' creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Metal Commodity Price Risk. Aluminum and zinc ingots are internationally
---------------------------
produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange ("LME"). As part of its efforts to preserve margins, the Company enters into futures and options contracts.

Aluminum. The Company enters into futures sale contracts with metal brokers to
---------
fix the margin on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2001 total production covered under these futures sale contracts as of December 31, 2000 was 4,380 metric tonnes
(mt). The impact of a 10% change in the December 31, 2000 LME price of aluminum ingot would not be material to the Company's estimated gross profit for the year ending December 31, 2001.

Zinc. In the normal course of business, the Company enters into fixed-price
-----
forward sale contracts with a number of its zinc customers. At December 31, 2000, such contracts had metal deliveries committed during 2001 of 15,118 mt. The Company may enter into similar arrangements in the future. In order to hedge the risk of higher metal prices, the Company enters into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding shipment. At December 31, 2000, the contracts hedging 2001 deliveries totaled 15,118 mt. The impact of a 10% change in the December 31, 2000 LME price of zinc ingot would not be material to the Company's estimated gross profit for the year ending December 31, 2001.

Natural Gas. The Company's earnings are affected by changes in the price and
------------
availability of natural gas, which is the Company's second largest cost component. In an attempt to acquire the most favorable natural gas costs, the Company has utilized natural gas swap contracts. Under the terms of the swap contracts, the Company has fixed the price for approximately 25% of its expected 2001 natural gas requirements. The Company makes or receives payments based on the difference between the month-end closing price on the New York Mercantile Exchange ("NYMEX") and the fixed price agreed to in the swap contracts. The impact of a 10% change in the December 31, 2000 NYMEX closing price would not be material to the Company's estimated gross profit for the year ending December 31, 2001.

Interest. Approximately 88% of the Company's outstanding long-term debt as of
---------
December 31, 2000 bears interest at floating rates related to LIBOR plus a margin. In order to limit the risk associated with a potentially significant increase in the LIBOR rates, the Company entered into an interest rate cap transaction, which expires on March 31, 2001. Under the terms of this rate cap transaction, the Company's interest rate will not exceed 8% per annum for $22,800,000 (the notional amount as of December 31, 2000) of the Company's outstanding floating-rate debt. The counter-party to the rate cap transaction is a major commercial bank, and management believes that losses related to the credit risk are remote. The Company may renew this rate cap transaction or substitute another facility to limit its exposure to interest rate fluctuations.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt instruments. If interest rates increased 10% from the floating rates as of December 31, 2000, interest expense for the year ended December 31, 2001 would increase by approximately $2,209,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's variable-rate long-term debt, as of December 31, 2000, adjusted for known cash commitments during 2001 .

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to the Company's fixed-rate long-term debt outstanding at December 31, 2000, a 10% decline in market interest rates would result in an increase to the fair value of the Company's fixed-rate long-term debt of approximately $1,096,000. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

INDEX OF FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
IMCO RECYCLING INC. AND SUBSIDIARIES:
------------------------------------

Report of Ernst & Young LLP, Independent Auditors                            40

Consolidated Balance Sheets at December 31, 2000 and 1999                    41

Consolidated Statements of Earnings for the three years ended
  December 31, 2000                                                          42

Consolidated Statements of Cash Flows for the three years ended
  December 31, 2000                                                          43

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 2000                                        44

Notes to Consolidated Financial Statements                                   45

VAW-IMCO:
--------

Table of Contents                                                            64

Report of Arthur Andersen, Independent Auditors                             F-1

Balance Sheet as of December 31, 2000                                       F-2

Statement of Income for the Year Ended December 31, 2000                    F-3

Statement of Shareholders' Equity for the Year Ended
  December 31, 2000                                                         F-4

Statement of Cash Flows for the Year Ended December 31, 2000                F-5

Notes to Financial Statements for the Year Ended December 31, 2000          F-6


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
IMCO Recycling Inc.

We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 2000 and December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of VAW-IMCO GuB und Recycling GmbH (VAW-IMCO), (a corporation in which the Company has a 50% interest), have been audited by other auditors whose report has been furnished to us; in so far as our opinion on the consolidated financial statements relates to data included for VAW-IMCO, it is based solely on their report. In the consolidated financial statements, the Company's investment in VAW-IMCO is stated at $15,179,000 and $13,322,000 respectively, at December 31, 2000 and 1999, and the Company's equity in the net income of VAW-IMCO is stated at $2,704,000 and $1,709,000 for the years then ended.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                        /s/ ERNST & YOUNG LLP


Dallas, Texas
January 31, 2001

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                 December 31,
                                                                       ---------------------------------
                                                                           2000               1999
                                                                       --------------     --------------
ASSETS
Current Assets
     Cash and cash equivalents                                         $       5,014      $       2,578
     Accounts receivable (net of allowance of $2,421 and $1,950
         at December 31, 2000 and 1999, respectively)                         21,229            125,917
     Inventories                                                              56,318             74,568
     Deferred income taxes                                                     3,726              3,008
     Other current assets                                                     10,450              9,228
                                                                       -------------      -------------
        Total Current Assets                                                  96,737            215,299
Property and equipment, net                                                  196,133            189,987
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $17,215 and
     $11,149 at December 31, 2000 and 1999, respectively                     117,845            117,861
Investments in joint ventures                                                 15,249             13,901
Other assets, net                                                              7,707              6,589
                                                                       -------------      --------------
                                                                       $     433,671      $     543,637
                                                                       =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                  $      83,552      $     101,458
     Accrued liabilities                                                      13,097              7,164
     Current maturities of long-term debt                                        112                181
                                                                       -------------      -------------
        Total Current Liabilities                                             96,761            108,803
Long-term debt                                                               128,786            214,993
Deferred income taxes                                                         15,899             15,104
Other long-term liabilities                                                   10,368              9,081

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares
     authorized; none issued                                                       -                  -
Common stock; par value $.10; 40,000,000 shares authorized;
      17,119,420 issued at December 31, 2000; 17,110,620
     issued at December 31, 1999                                               1,712              1,711
Additional paid-in capital                                                   106,137            106,549
Retained earnings                                                            100,807            104,079
Accumulated other comprehensive loss from foreign currency
     translation adjustments                                                  (5,143)            (3,131)
Treasury stock, at cost; shares at 1,789,152  December 31, 2000;
     1,083,406 shares at December 31, 1999                                   (21,656)           (13,552)
                                                                       -------------      -------------
        Total Stockholders' Equity                                           181,857            195,656
                                                                       -------------      -------------
                                                                       $     433,671      $     543,637
                                                                       ==============     =============

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)

                                                                      For the Year Ended December 31,
                                                                --------------------------------------------
                                                                   2000            1999            1998
                                                                ------------    ------------    ------------
Revenues                                                        $   846,939     $   764,831     $   562,093
Cost of sales                                                       799,586         694,193         503,202
                                                                -----------     -----------     -----------
Gross profits                                                        47,353          70,638          58,891
Selling, general and administrative expense                          27,334          24,924          17,714
Amortization expense                                                  5,196           4,653           3,748
Fees on receivables sale                                              1,082               -               -
Interest expense                                                     16,668          12,478           9,197
Interest and other income                                              (278)         (1,456)         (1,161)
Equity in earnings of affiliates                                     (3,060)         (2,265)         (1,750)
                                                                -----------     -----------     -----------
Earnings before provision for (benefit) from
    income taxes and minority interests                                 411          32,304          31,143
Provision for (benefit) from income taxes                              (424)         11,162          11,275
                                                                -----------     -----------     -----------
Earnings before minority interests                                      835          21,142          19,868
Minority interests, net of provision for income taxes                   552             346             278
                                                                -----------     -----------     -----------
Net earnings                                                    $       283     $    20,796     $    19,590
                                                                ===========     ===========     ===========

Net earnings per common share:

    Basic                                                       $      0.02     $      1.26     $      1.18
                                                                ===========     ===========     ===========

    Diluted                                                     $      0.02     $      1.26     $      1.17
                                                                ===========     ===========     ===========

Weighted average shares outstanding:
    Basic                                                            15,353          16,448          16,670
    Diluted                                                          15,436          16,555          16,802


Dividends declared per common share                             $      0.24     $      0.24     $      0.21


See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        For the Year Ended December 31,
                                                                     --------------------------------------
                                                                        2000         1999          1998
                                                                     -----------  -----------   -----------
OPERATING ACTIVITIES
Earnings                                                             $      283   $   20,796    $   19,590
Depreciation and amortization                                            29,708       27,038        22,828
Provision for (benefit from) deferred income taxes                           76        3,369          (674)
Equity in earnings of affiliates                                         (3,080)      (2,265)       (1,750)
Other noncash charges                                                     5,369        2,370         1,818
Changes in operating assets and liabilities:
    Accounts receivable                                                  13,476      (39,588)       (9,504)
    Accounts receivable sold                                             90,000             -             -
    Inventories                                                          18,055      (20,962)       (6,505)
    Other current assets                                                 (1,373)        (129)         (531)
    Accounts payable and accrued liabilities                            (11,576)      27,604        27,926
                                                                     ----------   ----------    ----------
Net cash from operating activities                                      140,938       18,233        53,198

INVESTING ACTIVITIES
Payments for property and equipment                                     (37,701)     (30,856)      (35,199)
Acquisition of U.S. Zinc Corporation, net of cash acquired                    -            -       (59,497)
Acquisitions of other businesses and investments in joint ventures            -      (21,480)         (700)
Other                                                                    (1,414)      (1,803)        1,523
                                                                     ----------   ----------    ----------
Net cash used for investing activities                                  (39,115)     (54,139)      (93,873)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility     (86,100)      44,377        55,775
Net (payments of) proceeds from issuance of long-term debt                 (164)         679           705
Debt issuance costs                                                        (813)      (1,041)         (158)
Dividends paid                                                           (3,555)      (3,931)       (3,503)
Purchases of treasury stock                                              (9,120)      (7,080)       (6,377)
Other                                                                       504         (599)         (116)
                                                                     ----------   ----------    ----------
Net cash (used for) from financing activities                           (99,248)      32,405        46,326

Effect of exchange rate differences on cash and cash equivalents           (139)           4            19
                                                                     ----------   ----------    ----------

Net increase (decrease) in cash and cash equivalents                      2,436       (3,497)        5,670
Cash and cash equivalents at January 1                                    2,578        6,075           405
                                                                     ----------   ----------    ----------
Cash and cash equivalents at December 31                             $    5,014   $    2,578    $    6,075
                                                                     ==========   ==========    ==========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                           $   16,674   $   13,417    $    9,098
Cash payments for income taxes                                       $    1,323   $    9,825    $   10,152
Fair value of the shares and warrants issued in the acquisition
    of U.S. Zinc Corporation                                                  -            -    $    8,500

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                              COMMON STOCK        ADDITIONAL                     TREASURY STOCK
                                          ----------------------    PAID-IN       RETAINED    ----------------------    TOTAL
                                            SHARES     AMOUNT       CAPITAL       EARNINGS     SHARES       AMOUNT      DOLLARS
                                          ----------- ---------- -------------- ------------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1997               16,515,750 $    1,652 $      96,519  $      71,096    (39,354)  $    (343) $   168,924

Comprehensive income:
    Net earnings                                    -          -             -         19,590          -           -       19,590
    Other comprehensive loss, net of tax:
     Foreign currency translation
      adjustments                                   -          -             -           (871)         -           -         (871)
                                                                                                                      -----------
Net comprehensive income                                                                                                   18,719
                                                                                                                      -----------
Cash dividend                                       -          -             -         (3,503)         -           -       (3,503)
Public stock offering costs                         -          -           (65)             -          -           -          (65)
Purchase of U.S. Zinc Corporation             298,010         30         8,470              -          -           -        8,500
Issuance of common stock for services           7,625          1           123              -          -           -          124
Exercise of stock options                     227,200         22         1,554              -     (2,285)        (35)       1,541
Executive option exercise loan program              -          -        (1,360)             -          -           -       (1,360)
Tax benefit from the exercise of non-
    qualified stock options                         -          -           994              -          -           -          994
Common stock repurchased                            -          -             -              -   (488,900)     (6,377)      (6,377)
Other                                               -          -          (189)             -          -           -         (189)
                                          ----------- ---------- -------------  ------------- ----------   ---------  -----------
BALANCE AT DECEMBER 31, 1998               17,048,585      1,705       106,046         86,312   (530,539)     (6,755)     187,308

Comprehensive income:
    Net earnings                                    -          -             -         20,796          -           -       20,796
    Other comprehensive loss, net of tax:
     Foreign currency translation
      adjustments                                   -          -             -         (2,229)         -           -       (2,229)
                                                                                                                      -----------
Net comprehensive income                                                                                                   18,567
                                                                                                                      -----------
Cash dividend                                       -          -             -         (3,931)         -           -       (3,931)
Purchase of B&F Metals, Inc.                   17,890          2           268              -          -           -          270
Issuance of common stock for services           7,945          1           122              -      4,000          51          174
Exercise of stock options                      36,200          3           165              -     21,120         252          420
Executive option exercise loan program              -          -          (264)             -          -           -         (264)
Tax benefit from the exercise of non-
    qualified stock options                         -          -           218              -          -           -          218
Common stock repurchased                            -          -             -              -   (576,500)     (7,080)      (7,080)
Other                                               -          -            (6)             -     (1,487)        (20)         (26)
                                          ----------- ---------- -------------  ------------- ----------   ---------  -----------
BALANCE AT DECEMBER 31, 1999               17,110,620      1,711       106,549        100,948 (1,083,406)    (13,552)     195,656
Comprehensive income:
    Net earnings                                    -          -             -            283          -           -          283
    Other comprehensive income (loss), net of tax:
     Foreign currency translation
      adjustments                                   -          -             -         (2,012)         -           -       (2,012)
                                                                                                                      -----------
Net comprehensive loss                                                                                                     (1,729)
                                                                                                                      -----------
Cash dividend                                       -          -             -         (3,555)         -           -       (3,555)
Issuance of common stock for services           8,800          1            62              -          -           -           63
Common stock repurchased                            -          -             -              -   (788,900)     (9,120)      (9,120)
Stock issued in connection with ESPP                -          -          (474)             -     83,154       1,016          542
                                          ----------- ---------- -------------  ------------- ----------   ---------  -----------
BALANCE AT DECEMBER 31, 2000               17,119,420 $    1,712 $     106,137  $      95,664 (1,789,152)  $ (21,656) $   181,857
                                          =========== ========== =============  ============= ==========   =========  ===========

See Notes to Consolidated Financial Statements.

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
          (dollars in tables are in thousands, except per share data)


NOTE A-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:
-----------------------

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

Cash Equivalents:
-----------------

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Receivable Sales:
-----------------

Trade accounts receivables are sold through a qualified special purpose entity, a wholly owned subsidiary of the Company. The fair value of the trade accounts receivable balances retained by the Company approximate the carrying value less any reserves required for credit losses.

Inventories:
------------

Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method and includes an allocation of average manufacturing labor and overhead costs to finished goods.

Credit Risk:
------------

The majority of the Company's accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts was $1,502,000, $1,602,000 and $1,325,000 in 2000, 1999 and 1998, respectively.

Property and Equipment:
-----------------------

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

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 2000, 1999 and 1998 were $1,067,000, $520,000 and $339,000 respectively.

Amortization of Intangibles:
----------------------------

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

Revenue Recognition:
--------------------

Revenues are recognized when products are shipped or when services are performed for customers.

Stock-Based Compensation:
-------------------------

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

Market Risk Management Using Financial Instruments:
---------------------------------------------------

In order to reduce the floating interest rate risk on its long-term debt, the Company entered into an interest rate cap transaction in 1997 (see NOTE G--"LONG-TERM DEBT" in Notes to Consolidated Financial Statements). The cost of the rate cap is included in other long-term assets and is being amortized as interest expense over the term of the agreement. The fair value of the rate cap transaction is considered to be immaterial.

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual hedge price. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. At December 31, 2000, the Company had outstanding swap agreements to hedge its anticipated domestic natural gas requirements on approximately 1,800,000 Mmbtus of natural gas, which represents approximately 25% of its expected 2001 fuel needs.

The Company has entered into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated from the processing of other scrap metal. At December 31, 2000, estimated 2001 total production covered under these futures sales contracts was 4,380 metric tonnes (mt). In addition, the Company has entered into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. At December 31, 2000, such contracts had metal deliveries committed during 2001 of 15,118 mt. In conjunction with these futures sales contracts, the Company has also entered into options contracts covering 15,118 mt. These contracts are settled in the month of the corresponding production and/or shipment, with all gains and losses recognized in revenues.

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

The fair value of the Company's financial hedging agreements at December 31, 2000, representing the amount the Company would pay (net of tax) to terminate the agreements, totaled $1,275,000.

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company, which enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, evaluates and documents each hedge item when entered into. It is the Company's policy not to speculate in hedging activities. The Company has evaluated the impact of Statement No. 133 as amended by SFAS 138 and believes the impact will not have a material adverse effect upon the Company's future operating results. Had the Company adopted the standards as of December 31, 2000, the effect would have been to increase current assets by $4,289,000, increase current liabilities by $3,014,000 and increase other comprehensive income by $1,275,000. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE
                                        -------
DISCLOSURES ABOUT MARKET RISK."

Foreign Currency Translation:
-----------------------------

The Company's foreign subsidiaries in the U.K., Germany, Netherlands, and its equity investee in Germany use the local currency as their functional currency. Adjustments resulting from the translation into U.S. dollars are reflected as a separate component of stockholders' equity, and foreign currency transaction gains and losses are reflected in the Statements of Earnings. The gains and losses on foreign currency exchange rate fluctuations and the translation adjustments for the three years ended 2000 were immaterial. As of December 31, 2000, the Company's accumulated foreign currency translation adjustment totaled $5,143,000 and the annual change is included in other comprehensive income in the Statements of Changes in Stockholders' Equity.

NOTE B--ACQUISITIONS

In February 1999, the Company acquired substantially all the assets of an aluminum alloying facility located in Shelbyville, Tennessee for approximately $11,000,000 in cash (not including acquisition costs). Also in February 1999, the Company acquired, through its wholly owned subsidiary, Midwest Zinc Corporation, substantially all the assets of a zinc oxide production facility located in Clarksville, Tennessee for approximately $11,000,000 in cash (not including acquisition costs). Both acquisitions were accounted for using the purchase method of accounting, and their results of operations are included herein since their dates of acquisitions. Pro forma results from these acquisitions would not vary significantly from actual results for 1999 and 1998.

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

U.S. Zinc, headquartered in Houston, Texas, and its subsidiaries operate six production facilities located in Illinois, Michigan, Texas and Tennessee which convert zinc scrap into various value-added zinc products such as zinc dust, oxides, ingots and other zinc by-products. These facilities have an aggregate annual processing capacity of approximately 290 million pounds of zinc- bearing materials.

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

                                                                 1998
                                                             -------------
                                                              (unaudited)
Revenues                                                     $    650,561
Gross profit                                                 $     67,576
Earnings                                                     $     20,248
Net earnings                                                 $     20,248
Earnings per common share:
    Basic                                                    $       1.20
    Diluted                                                  $       1.19
Net earnings per common share:
    Basic                                                    $       1.20
    Diluted                                                  $       1.19

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

NOTE C--SALE OF RECEIVABLES

On November 2, 2000, the Company entered into a Receivables Purchase and Sale Agreement with a newly formed subsidiary of the Company organized as a Qualified Special Purpose Entity (QSPE). Under the Receivables Purchase and Sale Agreement, the Company agreed to sell, from time to time, their right, title and interest in certain trade accounts receivable (Pooled Receivables) to the QSPE. On November 2, 2000, the Company and the QSPE entered into a Receivables Purchase Agreement with a third party financial institution. Under the Receivables Purchase Agreement, the QSPE agreed to sell an undivided interest in the Pooled Receivables, up to $100,000,000, to the third party financial institution. The sales price of the Pooled Receivables to the third party financial institution is calculated as the total outstanding balance times a discount rate based on total days outstanding of the Pooled Receivables, as defined, and the prime interest rate plus .25%. Under the Receivables Purchase Agreement, the Company agreed to service and collect the Pooled Receivables for a servicing fee calculated as .5% per annum of the daily average aggregate outstanding balance of the Pooled Receivables. The amount retained is calculated on a monthly basis as the eligible pool balance less the greater of the customer concentration reserve and the performance reserve. The third party financial institution has no recourse to the Company's other assets for failure of debtors to pay when due. The QSPE's retained interest in the Pooled Receivables are subordinate to the third party financial institution's interest. The value of the Pooled Receivables is subject to credit risk.

At December 31, 2000, receivables retained by the QSPE amounting to $17,153,000 were included in trade receivables. The cumulative net proceeds under the Receivables Sale Facility from November 2, 2000 through December 31, 2000 were $90,000,000. During fiscal 2000, the Company incurred fees on the sale of its receivables in the amount of $1,082,000.

NOTE D--INVENTORIES

The components of inventories are:

                                           December 31,
                                 --------------------------------
                                      2000              1999
                                 -------------     --------------
Finished goods                   $      30,357     $       35,130
Raw materials                           23,790             36,768
Supplies                                 2,171              2,670
                                 -------------     --------------
                                 $      56,318     $       74,568
                                 =============     ==============

NOTE E--PROPERTY AND EQUIPMENT

The components of property and equipment are:

                                                   December 31,
                                         -------------------------------
                                             2000              1999
                                         -------------    --------------
Land, buildings and improvements         $     153,795    $      140,530
Production equipment and machinery             136,152           129,745
Office furniture, equipment and other           17,376            13,086
                                         -------------    --------------
                                               307,323           283,361
Accumulated depreciation                      (111,190)          (93,374)
                                         -------------    --------------
                                         $     196,133    $      189,987
                                         =============    ==============

Depreciation expense for 2000, 1999 and 1998 was $24,512,000, $22,405,000 and
$19,074,000, respectively.

Estimated useful lives for buildings and improvements range from 15 to 39 years, machinery and equipment range from 3 to 20 years and office furniture and equipment range from 3 to 10 years.

NOTE F--INCOME TAXES

The provision (benefit) for income taxes was as follows:

                                                                For the Year Ended December 31,
                                                             ----------------------------------------
                                                                 2000          1999          1998
                                                             ------------  ------------  ------------
Current:
    Federal                                                  $     (891)   $     7,293   $    11,498
    State                                                           390            500           451
                                                             ----------    -----------   -----------
                                                                   (501)         7,793        11,949

Deferred:
    Federal                                                         320          3,221           (45)
    State                                                          (576)           577          (211)
    Foreign                                                         333           (429)         (418)
                                                             ----------    -----------   -----------
                                                                     77          3,369          (674)
                                                             ----------    -----------   -----------
                                                             $     (424)   $    11,162   $    11,275
                                                             ==========    ===========   ===========

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows:

                                                             For the Year Ended December 31,
                                                        -----------------------------------------
                                                            2000           1999          1998
                                                        ------------   ------------  ------------
Income taxes (benefit) at the federal statutory rate    $      (308)   $    11,231   $     11,854
Foreign taxes at the statutory rate                             537             67           (845)
Goodwill amortization, nondeductible                            864            807            453
State income taxes, net                                        (162)           693            150
Foreign income not currently taxable                         (1,130)          (871)          (593)
Other, net                                                     (225)          (765)           256
                                                        -----------    -----------   ------------
Provision (benefit) for income taxes                    $      (424)   $    11,162   $     11,275
                                                        ===========    ===========   ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    December 31,
                                                              --------------------------
                                                                 2000          1999
                                                              ------------  ------------
Deferred tax liabilities:
-------------------------
  Accelerated depreciation and amortization                   $    19,473   $    18,270
  Federal effect of state income taxes                              1,232           918
  Other                                                             1,150           460
                                                              -----------   -----------
Total deferred tax liabilities                                     21,855        19,648

Deferred tax assets:
--------------------
  Net operating loss carryforwards                                  2,171         1,798
  Tax credit carryforwards                                          2,041         1,958
  Expenses not currently deductible                                 5,433         3,653
  Federal effect of state income taxes                              1,150         1,038
                                                              -----------   -----------
Total deferred tax assets                                          10,795         8,447
Valuation allowance                                                (1,113)         (895)
                                                              -----------   -----------
Net deferred tax assets                                             9,682         7,552
                                                              -----------   -----------
Net deferred tax liability                                    $    12,173   $    12,096
                                                              ===========   ===========

At December 31, 2000 and 1999, the Company had a $1,113,000 and $895,000 valuation allowance, respectively, to reduce certain deferred tax assets to amounts that are more than likely not to be realized. The majority of the valuation allowance relates to the Company's potential inability to utilize state recycling credits.

At December 31, 2000, the Company had approximately $1,545,000 of unused net operating loss carryforwards for foreign tax purposes, which do not expire, and had approximately $24,177,000 for state purposes, which expire in 2001 to 2015. At December 31, 2000, the Company had $2,041,000 of unused state tax credit carryforwards, $194,000 of which expire in 2004 to 2015, and $1,847,000 of which do not expire.

Undistributed earnings of the Company's non-United States investment in a joint venture amounted to approximately $5,133,000 at December 31, 2000. These earnings are considered permanently reinvested and, accordingly, no additional United States income taxes or non-U.S. withholding taxes have been provided. Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practicable.

NOTE G--LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                                      December 31,
                                                              ------------------------------
                                                                  2000            1999
                                                              --------------  --------------
Revolving credit loans                                        $     113,900   $     200,000
7.65% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1996 Series                    5,696           5,693
7.45% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1997 Series                    4,600           4,600
6.00% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1998 Series                    4,100           4,100
Other                                                                   602             781
                                                              -------------   -------------
Subtotal                                                            128,898         215,174
Less current maturities                                                 112             181
                                                              -------------   -------------
Total                                                         $     128,786   $     214,993
                                                              =============   =============

On October 20, 2000, the Company amended the terms of its long-term credit facility with its lenders. The Second Amendment to the Second Amended and Restated Credit Agreement (the "Amendment") (i) permitted the Company to sell, convey or otherwise contribute up to $100,000,000 in certain accounts receivable to a Qualifying Special-Purpose Entity (the "QSPE") under the terms of an accounts receivables sale and securitization facility (the "Receivables Sale Facility"),(ii) reduced the maximum credit facility commitment from $250,000,000 to $175,000,000 upon the closing of the Receivables Sale Facility;(iii) eliminated the Company's option to request increases to the revolving credit commitment of up to $50,000,000 in the aggregate; (iv)eliminated the Company's option to issue up to $125,000,000 in convertible subordinated debt; (v) amended the credit margins applied to alternate base rate loans and LIBOR loans;(vi) and amended certain financial covenants.

The Credit Agreement, as amended by the Amendment (the "Credit Agreement"), imposes certain restrictions on the Company, including: (i) a prohibition against incurring certain additional indebtedness, (ii) maintenance of certain financial ratios, (iii) limitations on dividends and repurchases of shares of capital stock, (iv) limitations on capital expenditures, investments and acquisitions, except for mergers, consolidations and acquisitions in any fiscal year having an aggregate consideration of up to $75,000,000. The annual limitations on cash dividends on capital stock are as follows: $6,000,000 for 2000, and $8,000,000 for each year after 2000. The Credit Agreement limits repurchases of the Company's common stock to $5,000,000 under the terms of an existing forward share repurchase agreement. The indebtedness under the amended credit facility is secured by substantially all of the Company's personal property, (except for the accounts receivable (and certain related assets), which were sold under the Receivables Sale Facility) and a first lien mortgage on certain real property at seven of the Company's operating plants, as well as a pledge of the capital stock of substantially all of the Company's subsidiaries.

As of December 31, 2000, the Company had $113,900,000 of indebtedness outstanding under the Credit Agreement and had $59,224,000 available for borrowing. At December 31, 2000, the Company had standby letters of credit outstanding in the aggregate amount of $2,716,000. The Company is currently unable to use all of the borrowing capacity available under its Credit Agreement due to limitations imposed under this Agreement.

In order to reduce the fluctuating interest rate exposure on the term loan, the Company entered into an interest rate cap transaction agreement ("Rate Cap Transaction") with the primary lender under The Credit Agreement in April 1997. The cost associated with this Rate Cap Transaction is being amortized as interest expense over the four-year term of the agreement. Under the terms of this Rate Cap Transaction, the Company's interest rate will not exceed 8% per annum for $22,800,000 (the notional amount as of December 31, 2000) of the Company's outstanding floating-rate debt. As of December 31, 2000, the floating interest rate was capped at 8% per annum for 20% of the total borrowings under the Credit Agreement. The fair value of the rate cap is considered to be immaterial.

The fair value of the Company's outstanding indebtedness under the Credit Agreement approximates its carrying value due to its recent issuance, floating rate and relatively short maturity. The fair value of the Company's fixed rate Revenue Bonds based on discounted cash flows and incremental borrowing rates totals approximately $15,186,000.

Scheduled maturities of long-term debt subsequent to December 31, 2000 are as follows:

2001                                                        $       112
2002                                                                110
2003                                                            114,010
2004                                                                105
2005                                                                165
After 2005                                                       14,396
                                                            -----------
Total                                                       $   128,898
                                                            ===========

NOTE H--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               2000            1999            1998
                                                           -------------   --------------  -------------
Numerators for basic and diluted earnings per share:
    Net earnings                                           $         283   $       20,796  $      19,590
                                                           =============   ==============  =============
Denominator:
    Denominator for basic earnings per share--
      weighted-average shares                                 15,353,383       16,447,949     16,669,768
    Dilutive potential common shares--stock options                4,204          106,740        132,300
    Dilutive potential common shares--equity forward              78,861                -              -
                                                           -------------   --------------  -------------
    Denominator for diluted earnings per share                15,436,448       16,554,689     16,802,068
                                                           =============   ==============  =============

Net earnings per share:
    Basic                                                  $        0.02   $         1.26  $        1.18
                                                           =============   ==============  =============

   Diluted                                                 $        0.02   $         1.26  $        1.17
                                                           =============   ==============  =============

The following stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the options' exercise price was greater than the average market price of the common stock:

                                                                2000            1999            1998
                                                           --------------  --------------  --------------
Anti-dilutive stock options as of December 31                   2,182,388       2,099,996       1,098,856
                                                           ==============  ==============  ==============

NOTE I--EMPLOYEE BENEFIT PLANS

With the exception of the employees at the U.S. Zinc facilities, the Company's profit-sharing retirement plan covers most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 1999 and 1998 were $2,302,000 and $1,994,000, respectively. There were no contributions made for 2000.

Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company matches a portion of the employees' contributions. The Company's match of employee contributions totaled $1,053,000, $876,000 and $707,000 for 2000, 1999 and 1998 respectively.

NOTE J--STOCKHOLDERS' EQUITY

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

In 1996, the Company adopted the Annual Incentive Program, which provided certain of the Company's key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan provides for the granting of stock options to key management employees on a discretionary basis. Nonqualified and incentive stock options may be granted, and the terms of the plan concerning the stock options are substantially the same as the corresponding terms of the 1992 Stock Option Plan.

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

In March 1998, the Company adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company's Amended and Restated Stock Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provides loans to permit the exercise of certain Company stock options under the Amended and Restated Stock Option Plan and to pay federal and state taxes realized upon such exercises. Under this loan program 35,000 and 196,800 shares were exercised in 1999 and 1998, respectively. As of December 31, 2000, the Company had extended $2,266,000 in executive loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets) and recorded $38,000 in interest income.

During 1999, the Company repurchased 576,500 shares of its common stock in open market or privately negotiated transactions at an aggregate purchase price of $7,080,000. In January 2000, the Company's Board of Directors authorized an increase in the aggregate maximum amount to be expended by the Company under its share repurchase program to $35,000,000. During 2000, the Company spent $9,120,000 to repurchase a total of 788,900 shares. In May 2000, the Company entered into a forward share purchase contract, which must be settled by May 2001. The contract provides at the Company's option, for the Company to purchase up to 644,500 of the Company's shares from a financial institution at an average price of approximately $7.67 for a total consideration of $4,941,000. However, the Company, at its option, may also elect to settle the contract on a net share basis in lieu of a cash payment.

In October 2000, the Company awarded to certain officers, 560,000 shares of restricted Common Stock of the Company. The restricted stock grants were made pursuant to the terms of their Employment Agreements. These shares cannot be transferred or pledged and are subject to forfeiture if the officers' employment with the Company terminates under certain circumstances before the restriction period for the awards expire. The vesting period does not begin unless there is a "change in control" of the Company (as defined under the employment agreements). After such change in control, the shares have a two-year vesting period and all unexercised Company stock options owned by these officers as of the date of grant of their restricted stock will automatically terminate. These shares are not included in the calculation of earnings per share.

Transactions under the option plans are as follows:

                                                 2000                    1999                    1998
                                        ----------------------- -----------------------  ---------------------
                                                    Weighted                Weighted                Weighted
                                                     Average                 Average                Average
                                                    Exercise                Exercise                Exercise
                                         Options      Price      Options      Price       Options    Price
                                        ----------------------- -----------------------  ---------------------
Options outstanding Jan. 1               2,342,028  $  14.56     2,240,363  $  14.71      1,868,433    $ 14.25
Options granted                             26,711  $   4.56       214,832  $  11.49        627,696    $ 13.36
Options exercised                                -  $      -       (62,647) $   8.05       (227,200)   $  6.94
Options forfeited                         (159,940) $  15.00       (50,520) $  16.34        (28,566)   $ 16.79
                                        -----------             ----------               ----------
Options outstanding Dec. 31              2,208,799  $  14.40     2,342,028  $  14.56      2,240,363    $ 14.71
                                        ===========             ==========               ==========
Options exercisable Dec. 31              1,881,050  $  14.82     1,571,098  $  15.17      1,131,961    $ 15.11
                                        ===========             ==========              ==========

Information related to options outstanding at December 31, 2000, is summarized below:

                                     Options Outstanding                   Options Exercisable
                        ----------------------------------------------  --------------------------
                                           Weighted
                                           Average         Weighted                    Weighted
                                          Remaining        Average                      Average
       Range of                          Contractual       Exercise                    Exercise
    Exercise Prices        Options           Life           Price         Options        Price
--------------------------------------  ---------------  -------------  ------------  ------------
$  4.50  -  $  7.55             85,611       3.2 Years       $  6.61          59,200     $  7.55
$  9.88  -  $ 13.75          1,096,199       6.2 Years       $ 12.82         834,860     $ 13.01
$ 14.25  -  $ 19.00            894,192       4.7 Years       $ 15.85         854,193     $ 15.87
$ 22.75  -  $ 23.38            132,797       4.8 Years       $ 22.75         132,797     $ 22.75
                          ------------                                  ------------
                             2,208,799                                     1,881,050
                          ============                                  ============

The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                               2000        1999       1998
                                             ---------   ---------  ---------
     Expected option life in years               2.0         3.9        4.0
     Risk-free interest rate                    5.36%       5.94%      4.58%
     Volatility factor                         0.439       0.329      0.312
     Dividend yield                             5.30%       2.11%      1.80%

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

The Company's pro forma information is as follows:

                                                                                 December 31,
                                                                    ---------------------------------------
                                                                       2000          1999         1998
                                                                    ------------  -----------  ------------
Net earnings:
    As reported                                                     $       283   $   20,796   $    19,590
    Pro forma                                                       $      (526)  $   19,629   $    18,528

Net earnings per common share:
    As reported--basic                                              $      0.02   $     1.26   $      1.18
    As reported--diluted                                            $      0.02   $     1.26   $      1.17

    Pro forma--basic                                                $     (0.03)  $     1.19   $      1.11
    Pro forma--diluted                                              $     (0.03)  $     1.19   $      1.10

Weighted-average fair value of options granted during the year      $      1.00   $     3.25   $      3.56

NOTE K--EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1999 the Company adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee's eligible compensation. A total of 800,000 shares are available for purchase under the plan. The Company issued 83,154 shares under the plan in 2000.

NOTE L--OPERATIONS

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater, Michigan,(Alchem Aluminum Inc. and IMCO Recycling of Michigan, LLC) concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation. Additionally, there is the possibility that expenditures could be required at the Coldwater site and at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company's financial position or results of operations.

NOTE M--SEGMENT INFORMATION

Description of the Types of Products and Services from which Each Reportable
----------------------------------------------------------------------------
Segment Derives its Revenues:
-----------------------------
The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investment in joint ventures. The Company delivers aluminum in molten and ingot form to aluminum producers, diecasters, extruders, steel and automotive companies and other aluminum customers in the packaging, construction and transportation industries. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities. The Company sells zinc dust, oxides and metal to customers in the tire and rubber, industrial paint, specialty chemical, mining and steel galvanizing industries.

Measurement of Segment Profit or Loss and Segment Assets:
---------------------------------------------------------
The accounting policies of the reportable segments are the same as those described in NOTE A. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company's headquarters office in Irving, Texas are not allocated to the reportable segments.

Factors Management Used to Identify the Company's Reportable Segments:
----------------------------------------------------------------------
The Company's reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers.

Reportable Segment Information:
-------------------------------

Selected reportable segment disclosures for the three years ended December 31, 2000 are as follows:

                                                 ALUMINUM            ZINC           TOTALS
                                              ----------------  ---------------  --------------
2000
----
Revenues from external customers              $       598,759   $      248,180   $     846,939
Segment income                                $        24,687   $       13,052   $      37,739
Depreciation and amortization expense         $        22,472   $        4,913   $      27,385
Equity in earnings of affiliates              $         3,060   $            -   $       3,060
Segment assets                                $       281,394   $      106,088   $     387,482
Equity investments in joint ventures          $        15,249   $                $      15,249
Payments for plant and equipment              $        28,288   $        6,582   $      34,870

1999
----
Revenues from external customers              $       568,327   $      196,504   $     764,831
Segment income                                $        52,974   $       12,788   $      65,762
Depreciation and amortization expense         $        20,718   $        4,615   $      25,333
Equity in earnings of affiliates              $         2,265   $            -   $       2,265
Segment assets                                $       415,614   $      109,377   $     524,991
Equity investments in joint ventures          $        13,901   $            -   $      13,901
Payments for plant and equipment              $        19,612   $        3,670   $      23,282

1998
----
Revenues from external customers              $       470,722   $       91,371   $     562,093
Segment income                                $        52,897   $        4,218   $      57,115
Depreciation and amortization expense         $        19,155   $        2,402   $      21,557
Equity in earnings of affiliates              $         1,750   $            -   $       1,750
Segment assets                                $       328,891   $      109,398   $     438,289
Equity investments in joint ventures          $        14,502   $            -   $      14,502
Payments for plant and equipment              $        30,507   $        1,518   $      32,025

Reconciliations of total reportable segment disclosures to the Company's consolidated financial statements are as follows:

                                                                      2000          1999          1998
                                                                  ------------  ------------  ------------
PROFITS
-------
Total profits for reportable segments                             $    37,739   $    65,762   $    57,115
Unallocated amounts:
    General and administrative expense                                (19,788)      (21,775)      (17,360)
    Interest expense                                                  (16,668)      (12,478)       (9,197)
    Fees on receivables sale                                           (1,082)            -             -
    Interest and other income                                             210           795           585
                                                                  -----------   -----------   -----------
Income before provision for income taxes and minority interests   $       411   $    32,304   $    31,143
                                                                  ===========   ===========   ===========

DEPRECIATION AND AMORTIZATION EXPENSE
-------------------------------------
Total depreciation and amortization expense for reportable
    segments                                                      $    27,385   $    25,333   $    21,557
Other depreciation and amortization expense                             2,323         1,705         1,271
                                                                  -----------   -----------   -----------
Total consolidated depreciation and amortization expense          $    29,708   $    27,038   $    22,828
                                                                  ===========   ===========   ===========

ASSETS
------
Total assets for reportable segments                              $   387,482   $   524,991   $   438,289
Other assets                                                           46,189        18,646        18,269
                                                                  -----------   -----------   -----------
Total consolidated assets                                         $   433,671   $   543,637   $   456,558
                                                                  ===========   ===========   ===========

PAYMENTS FOR PLANT AND EQUIPMENT
--------------------------------
Total payments for plant and equipment for reportable segments    $    34,870   $    23,282   $    32,025
Other payments for plant and equipment                                  2,831         7,574         3,174
                                                                  -----------   -----------   -----------
Total consolidated payments for plant and equipment               $    37,701   $    30,856   $    35,199
                                                                  ===========   ===========   ===========

Geographic Information:
-----------------------
The following table sets forth the geographic breakout of revenues (based on customer location) and property and equipment (net of accumulated depreciation):

                                            2000          1999         1998
                                        -----------   -----------  ------------
REVENUES
--------
Domestic                                $   719,863   $   658,261  $    488,253
Foreign                                     127,076       106,570        73,840
                                        -----------   -----------  ------------
Consolidated total                      $   846,939   $   764,831  $    562,093
                                        ===========   ===========  ============

PROPERTY AND EQUIPMENT
Domestic                                $   187,041   $   180,342  $    157,844
Foreign                                       9,092         9,645        10,661
                                        -----------   -----------  ------------
Consolidated total                      $   196,133   $   189,987  $    168,505
                                        ===========   ===========  ============


Aluminum shipments to customers located in Canada accounted for approximately 8% of consolidated revenues for 2000. Substantially all of the Company's foreign property and equipment are located at the Company's aluminum facility in Swansea, Wales. Earnings from foreign operations, including foreign joint ventures, for the fiscal years ending 2000, 1999 and 1998 amounted to $4,490,000, $3,049,000 and $1,028,000, respectively.


Major Customers:
----------------
During 1999 and 2000, no single customer accounted for more than 10% of consolidated revenues. During 1998, aluminum sales to Ford Motor Company ("Ford") accounted for 10% of consolidated revenues. The loss of Ford as a customer would have a material adverse effect upon the business of the Company and its future operating results.


NOTE N--VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"). At December 31, 2000 and 1999, the Company's equity in the net income of VAW-IMCO is stated at $2,704,000 and $1,709,000 for the years then ended. The following table represents the condensed balance sheets and income statements of VAW-IMCO as of and for the three years ending December 31, 2000, 1999 and 1998 (in thousands). See VAW-IMCO financial statements included elsewhere herein.

                                    2000              1999             1998
                                ------------      ------------     ------------
Assets
 Current assets                  $    57,075       $    48,122      $    54,945
 Long-term assets                     28,220            25,643           25,411
                                ------------      ------------     ------------
                                 $    85,295       $    73,765      $    80,356
                                ============      ============     ============

Liabilities
 Current liabilities             $    25,680       $    13,073      $    15,852
 Long-term liabilities                31,470            36,608           40,177
 Total stockholders' equity           28,145            24,084           24,327
                                ------------      ------------     ------------
                                 $    85,295       $    73,765      $    80,356
                                ============      ============     ============

Revenues                         $   214,625       $   170,527      $   206,859
Gross Profit                     $    19,744       $    15,661      $    17,171
Net Income                       $     5,646       $     3,418      $     2,540


NOTE O--RELATED PARTY TRANSACTION

The Company has entered into an agreement with one of the Company's executive officers and his brother, both former stockholders of the Company's U.S. Zinc Corporation subsidiary, under which the Company sold real property for $2,450,000 in exchange for cash and a secured promissory note. The Company believes the sale price of the property is equivalent to sale prices for comparable properties in the area. The $2,440,000 note, due on June 30, 2002, bears interest at a rate of 8% per annum, is payable in monthly installments, and is secured by a first lien mortgage on the property. The transaction resulted in an after-tax gain of approximately $295,000 recorded in 1999.

NOTE P--QUARTERLY FINANCIAL DATA (Unaudited)

                                          First       Second         Third       Fourth        Total
                                         Quarter      Quarter       Quarter     Quarter /1/     Year
                                       ------------ ------------  ------------ ------------ -----------
2000:
-----
Revenues                               $   223,259  $   225,819   $   205,619  $   192,242  $   846,939
Gross profits                          $    16,102  $    13,531   $    12,932  $     4,788  $    47,353
Net earnings (loss)                    $     2,564  $     1,537   $     1,017  $    (4,835) $       283
Net earnings (loss) per common share:
   Basic
   Diluted                             $      0.17  $      0.10   $      0.07  $     (0.32) $      0.02

1999:
----
Revenues                               $   172,778  $   182,301   $   196,347  $   213,405  $   764,831
Gross profits                          $    17,198  $    17,680   $    18,200  $    17,560  $    70,638
Net earnings                           $     5,141  $     5,473   $     5,645  $     4,537  $    20,796
Net earnings per common share:
   Basic                               $      0.31  $      0.33   $      0.34  $      0.28  $      1.26
   Diluted                             $      0.31  $      0.33   $      0.34  $      0.28  $      1.26


/1/ During the fourth quarter of 2000, the Company recorded pretax charges of $5.6 million, comprised primarily of $3.7 million related to the shutdown of the Bedford facility and other asset write downs.

VAW-IMCO Guss und Recycling GmbH, Grevenbroich, Germany

Financial statements as of December 31, 2000 together with report of independent public accountants

CONTENTS

                                                                            Page
                                                                            ----
Report of independent public accountants                                    F-1
Balance sheet as of December 31, 2000                                       F-2
Statement of income for the year ended December 31, 2000                    F-3
Statement of  shareholders' equity for the year ended December 31, 2000     F-4
Statement of cash flows for the year ended December 31, 2000                F-5
Notes to financial statements for the year ended December 31, 2000          F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and

Board of Directors of VAW-IMCO Guss und Recycling GmbH:

We have audited the accompanying balance sheet of VAW-IMCO Guss und Recycling GmbH (a limited liability corporation, Grevenbroich, Germany) as of December 31, 2000, and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VAW-IMCO Guss und Recycling GmbH as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                         Arthur Andersen
                         Wirtschaftsprufungsgesellschaft
                         Steuerberatungsgesellschaft mbH

                         /s/ Gerd Luetzeler   /s/ ppa. marcus senghaas



Cologne, Germany
February 12, 2001

                        VAW-IMCO Guss und Recycling GmbH
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                                            thousands         thousands
                                                               EURO             USD/1)/
                                                          ---------------   --------------
A S S E T S
-----------
Current Assets:
    Cash and cash equivalents                                     12,991           12,212
    Accounts receivable, net of allowance for doubtful
        Accounts of KEUR 142                                      23,709           22,287
    Inventories                                                   22,528           21,176
    Other receivables                                                703              661
    Other current assets                                              27               25
    Receivables from affiliates                                      760              714
                                                          --------------    -------------
       Total Current Assets                                       60,718           57,075
Property and equipment, net                                       29,241           27,487
Intangible assets, net                                               780              733
                                                          --------------    -------------
       Total Assets                                               90,739           85,295
                                                          ==============    =============

L I A B I L I T I E S  A N D
----------------------------
S H A R E H O L D E R S '  E Q U I T Y
--------------------------------------

Current Liabilities:
    Accounts payable                                              20,437           19,211
    Accrued liabilities                                            3,413            3,208
    Deferred income taxes                                          2,175            2,044
    Current maturities of long-term debt                             888              835
    Payables to affiliates                                           406              382
                                                          --------------    -------------
       Total Current Liabilities                                  27,319           25,680
Long-term debt                                                    22,732           21,368
Deferred income taxes                                              2,215            2,082
Pension and other long-term liabilities                            8,532            8,020

Shareholders' Equity:
Share capital                                                     10,226            9,613
Additional paid-in capital                                         8,251            7,756
Retained earnings                                                 11,464           10,776
    Total Shareholders' Equity                                    29,941           28,145
                                                          --------------    -------------
       Total Liabilities and Shareholders' Equity                 90,739           85,295
                                                          ==============    =============

The accompanying notes to financial statements are an integral part of these financial statements.

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from EURO at the Noon buying rate in New York City for cable transfers in EURO as certified by the Federal Reserve Bank of New York on December 29, 2000 which was EURO 1.00 to USD 0.94.

                        VAW-IMCO Guss und Recycling GmbH
                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                       thousands           thousands
                                                         EURO                USD/1)/
                                                     --------------      --------------
Revenues                                                   228,324             214,625
Cost of sales                                             (207,320)           (194,881)
                                                     -------------       -------------
Gross profits                                               21,004              19,744
Selling, general and administrative expense                (10,656)            (10,017)
Other operating income                                       3,278               3,081
Other operating expense                                     (1,833)             (1,723)
                                                     -------------       -------------
Income from operations                                      11,793              11,085
Interest expense                                            (2,086)             (1,961)
Interest and other income                                      302                 284
                                                     -------------       -------------
Income before provision for income taxes                    10,009               9,408
Provision for income taxes                                  (2,193)             (2,061)
Provision for deferred income taxes                         (1,810)             (1,701)
                                                     -------------       -------------
Net Income                                                   6,006               5,646
                                                     =============       =============


The accompanying notes to financial statements are an integral part of these financial statements.

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from EURO at the Noon buying rate in New York City for cable transfers in EURO as certified by the Federal Reserve Bank of New York on December 29, 2000 which was EURO 1.00 to USD 0.94.

                        VAW-IMCO Guss und Recycling GmbH
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                            ADDITIONAL
                                 SHARE       PAID-IN     RETAINED
                                 CAPITAL     CAPITAL     EARNINGS     TOTAL      TOTAL
                                thousands   thousands   thousands  thousands   thousands
                                  EURO         EURO       EURO        EURO       USD 1)
                                ---------- ----------- ---------- ----------- ----------
BALANCE AT JANUARY 1, 2000        10,226       5,618      8,091      23,935     22,499
Net income                             -           -      6,006       6,006      5,646
Cash dividend                          -           -     (2,633)     (2,633)    (2,475)
Capital contribution                   -       2,633          -       2,633      2,475
                                ---------- ----------- ---------- ----------- ----------
BALANCE AT DECEMBER 31, 2000      10,226       8,251     11,464      29,941     28,145
                                ========== =========== ========== =========== ==========

The accompanying notes to financial statements are an integral part of these financial statements.

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from EURO at the Noon buying rate in New York City for cable transfers in EURO as certified by the Federal Reserve Bank of New York on December 29, 2000 which was EURO 1.00 to USD 0.94.

                        VAW-IMCO Guss und Recycling GmbH
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                               thousands           thousands
                                                                  EURO               USD/1)/
                                                            ---------------     ---------------
Operating activities:
---------------------
Net income                                                        6,006               5,646
Depreciation and amortization                                     3,418               3,213
Provision for deferred income taxes                               1,810               1,701
Changes in operating assets and liabilities:
    Accounts receivable                                          (1,601)             (1,505)
    Receivables from affiliates                                   2,633               2,475
    Inventories                                                  (7,007)             (6,587)
    Other receivables                                              (291)               (273)
    Other current assets                                             39                  37
    Accounts payable                                             11,660              10,960
    Accrued liabilities                                          (1,382)             (1,299)
    Pension and other long term liabilities                         899                 845
    Payables to affiliates                                          325                 305
                                                          -------------       -------------
Net cash provided by operating activities                        16,509              15,518

Investing activities:
---------------------
Payments for property and equipment                              (7,975)             (7,496)
                                                          -------------       -------------
Net cash used in investing activities                            (7,975)             (7,496)

Financing activities:
---------------------
Long term debt                                                   (1,686)             (1,585)
Capital contribution                                              2,633               2,475
Dividends paid                                                   (2,633)             (2,475)
                                                          -------------       -------------
Net cash used in financing activities                            (1,686)             (1,585)

Net increase in cash and cash equivalents                         6,848               6,437
Cash and cash equivalents at January 1                            6,143               5,775
                                                          -------------       -------------
Cash and cash equivalents at December 31                         12,991              12,212
                                                          =============       =============

Supplementary information
-------------------------
Cash payments for interest                                        1,565               1,471
Cash payments for income taxes                                    2,150               2,021

The accompanying notes to financial statements are an integral part of these financial statements.

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from EURO at the Noon buying rate in New York City for cable transfers in EURO as certified by the Federal Reserve Bank of New York on December 29, 2000 which was EURO 1.00 to USD 0.94.

VAW-IMCO GUSS UND RECYCLING GMBH, GREVENBROICH, GERMANY
-------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business
-----------------------------------

The accompanying financial statements represent the accounts of VAW-IMCO Guss und Recycling GmbH, Grevenbroich, Germany (hereinafter also referred to as the `Company' or `VAW-IMCO Guss und Recycling GmbH').

The Company's principal business activities include the ownership and operation of aluminum recycling and alloying facilities in Europe. Aluminum scrap material is recycled for a fee and then the material is returned to its customers, some of whom are the world's largest aluminum and automotive companies. Aluminum scrap is also purchased on the open market, recycled and sold. Aluminum melting, alloying, tolling of aluminum dross and scrap recovery activities represent the Company's only operating segment.

The Company is a joint-venture of IMCO Recycling Holding B.V., Amsterdam, Netherlands, which is a subsidiary of IMCO RECYCLING INC., Delaware, and VAW aluminium AG, Bonn, Germany, who is a 100 % subsidiary of E.ON AG, Dusseldorf, Germany. Both joint venture partners hold 50 % each of the Company. The Company is included at equity in the consolidated financial statements of IMCO RECYCLING INC., Delaware.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
-------------------

Revenues are generally unconditional sales that are recorded when product is shipped and invoiced to independently owned and operated customers, provided, among other things, persuasive evidence of a contract exists, the price is fixed or otherwise determinable, and collectability is reasonably assured. Sales are recognized net of sales tax, trade discounts and returns. Provisions for warranty are estimated and accrued at the time of sale. Actual warranty costs do not materially differ from estimates. Provisions are recorded for returns and bad debts.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 outlines the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Specifically, the bulletin provides both general and specific guidance as to the periods in which companies should recognize revenues. In addition, SAB 101 also highlights factors to be considered when determining whether to recognize revenues on a gross or net basis. SAB 101, as amended by SAB 101/A and SAB 101/B, is effective beginning no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999; as the Group is a calendar year-end company, this would be the quarter ending December 31, 2000. The Company believes that its policies in regards to the recognition of revenues are in compli-ance with the guidance of SAB 101 and does not expect that the adoption of this standard will have any material effects on its results of operations, cash flows or financial position.

Cost of sales
-------------

Cost of sales primarily consist the cost of purchased raw materials, production costs and material costs and direct manufacturing overheads in relation to manufactured products sold.

Cash Equivalents
----------------

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts Receivable and Credit Risk
-----------------------------------

The majority of the Company's accounts receivable are due from companies in the aluminum and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Accounts receivable amounting to KEUR 23,709 are net of allowance for doubtful accounts amounting to KEUR 142, which management believes is adequate to provide for the risk of loss that is present in the accounts receivable at December 31, 2000.

Inventories
-----------

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method taking the average cost of the production quantities and the purchased raw material quantities and includes all applicable costs incurred in bringing goods to their present location and condition. Cost of work-in-progress and finished goods includes manufacturing overheads.

Property and Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed when incurred. Major replacements or charges for the significant improvements to property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Interest is capitalized in connection with the construction of major facilities.

Low value items (cost below EUR 409) are expensed immediately. This policy does not have a material effect on the accompanying financial statements.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Intangible Assets
-----------------

Intangible assets (purchased software) are amortized on a straight-line basis over the expected life, currently from 3 to 5 years.

Pensions
--------

VAW-IMCO Guss und Recycling GmbH maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some executives are entitled to received enhanced pension benefits. It is a book reserve plan, i.e. no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under SFAS 87 "Employers' Accounting for Pensions" a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as unfunded accrued pension cost. This amount is partially covered by an insurance plan.

Disclosures are made in accordance with SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits".

Early retirement
----------------

Based on the "Early Retirement-Law" and the collective agreement of the chemical industry, employees have the opportunity to shorten their working life time without reducing the (net) wages by receiving additional compensation. Since the compensation is paid without a return from the employee's side, the compensation is treated as `postemployment benefit' as defined by SFAS 112 "Employers' Accounting for Postemployment Benefits". The amount of the compensation payments has been accrued proportionally.

Income-taxes
------------

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In Germany, prior to fiscal year 2001, income was taxed at two different rates. A higher ,,undistributed" tax rate is applied to income generated but not distributed to shareholders. Upon distribution, such income was taxed at a lower "distributed" tax rate. Effective Fiscal year 2001, all income will be taxed at one rate. Accordingly, the Company has applied this enacted rate when measuring deferred tax assets and liabilities as of December 31, 2000.

Forward contracts
-----------------

Forward contracts are contracts negotiated between the Company and reputable metal brokers to purchase and sell a specific quantity of aluminum at a price specified at origination of the contract, with delivery and settlement at a specified future date. Often, the Company enters into these contracts on behalf of its customers with agreed upon terms. These transactions qualify and are accounted for as hedges based on SFAS 80 "Accounting for future contracts" (fixed rate, amount of cash inflows/ outflows is certain and not effected by changes in market interest rate). The cumulative change in the market value on the effective date as of December 31, 2000 is shown as a gain/ loss of the aluminum purchase/ sale (anticipated transaction). The forward premium is expensed with settlement. Evidence at December 31, 2000 indicates recovery on sale of the finished goods. The nature of the assets, liabilities, firm commitments or anticipated transactions that are hedged with future contracts are disclosed in note 10.

Earnings per share
------------------

Since the Company is a German GmbH (limited liability corporation), there are no authorized or issued shares outstanding. Therefore, earnings per share information has not been presented in the accompanying financial statements.

Fair value disclosures
----------------------

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of the instruments.

Long-term debt
--------------

The fair value of long-term debt is measured using discounted cash flows, based on a discount rate that approximates market rates for similar debt and risk. At December 31, 2000, the payables to financial institutions bear interest at fixed rates of interest. The fair value of these payables approximate their carrying value.

Forward contracts for aluminum
------------------------------

The Company has forward contracts for aluminum outstanding as of December 31, 2000. These contracts call for the payment of KEUR 23,076 at notional value. These contracts mature between January and December 2001. The fair value of these contracts at December 31, 2000 is KEUR 23,433, based on quoted market prices as of December 31, 2000.

The notional or fair values of these contracts have not been recorded in the accompanying financial statements, as they represent a hedge of underlying future purchase and sales contracts maturing on the same date (month) as the related contract.

The Company's credit risk associated with these contracts is generally limited to the unrealized gain/ loss should any counter party fail to perform as contracted. The counter party to the Company's forward contract consists of major international broker institutions. The Company continually monitors the credit quality of these institutions and does not expect non-performance by the counter party.

Recently issued accounting standards
------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met. If a derivative instrument qualifies for hedge accounting, the gains or losses from the derivative may offset results from the hedged item in the statement of operations or other comprehensive income, depending on the type of hedge. To adopt hedge accounting, a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 2000, the Financial Accounting Standards Board issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and this Statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. A Company may implement the statements as of the beginning of any fiscal quarter after issuance; however, SFAS 133 cannot be applied retroactively.

The adoption of SFAS 133, SFAS 137, and SFAS 138 will not have a material impact on the results of operations of the Company.

NOTE 2 -- INVENTORIES
---------------------

The components of inventories as of December 31, 2000 are as follows:

                                                        KEUR
                                                   --------------
Raw materials and supplies                                12,825
Work-in-process                                            3,114
Finished goods                                             6,589
                                                   -------------
                                                          22,528
                                                   =============

NOTE 3 -- PROPERTY AND EQUIPMENT
--------------------------------

The components of property and equipment at December 31, 2000 are as follows:

                                                       KEUR
                                                   --------------
Land, buildings and improvements                           5,832
Production equipment and machinery                        30,794
Office furniture, equipment and other                      4,825
Construction-in-progress                                     585
                                                   -------------
                                                          42,036
Accumulated depreciation                                 (12,795)
                                                   -------------
                                                          29,241
                                                   =============


Major investments during the year 2000 were the second IMCO constructed furnace in the plant located in Toging, Germany, amounting to KEUR 1,515 and the third IMCO constructed furnace in Grevenbroich, Germany, amounting to KEUR 963. Both investments were financed in cash. Furthermore, during the year 2000 extensive repair work on two existing capitalized furnaces was undertaken.

As a result of the significant repair and improvement work of the two melting furnaces, their useful lives have been extended from 7 to 15 years (change of accounting estimate). The change in useful life had the effect of reducing depreciation expense and increasing net earnings by KEUR 517.

In general, the useful life for new furnace is 15 years. Estimated useful lives for buildings and improvements range from 10 to 25 years, machinery and equipment as well as office furniture and equipment, range from 3 to 15 years.

Depreciation expense for 2000 (Property and equipment) amounts to KEUR 3,154.

NOTE 4 -- INCOME TAXES
----------------------

German trade tax on income is levied on a company's taxable income adjusted for certain revenues which are not taxable for trade tax purposes and for certain expenses which are not deductible for trade tax purposes. The trade tax rate is dependent on the municipality in which the company operates. The effective statutory trade tax rate was 16.7 % for the reported year. Trade tax is deductible for corporate income tax purposes which is reflected in the rate shown above.

German corporate income tax is levied at 30 % on that portion of taxable income which will be distributed as a dividend and at 40 % on that portion of taxable income which will be retained. For the calculation of the tax rate as of December 31, 2000, VAW-IMCO Guss und Recycling GmbH assumed the distribution of the actual earnings. Additionally, there is a solidarity surcharge on income tax of 5.5 %.

The provision for income taxes for the year ended December 31, 2000 is as follows:

                                                       KEUR
                                                   --------------
Current:
--------
    Corporate                                              1,211
    Trade                                                    982
                                                   -------------
                                                           2,193
Deferred:
---------
    Corporate                                                924
    Trade                                                    886
                                                   -------------
                                                           1,810
                                                   -------------
                                                           4,003
                                                   =============

The income tax expense, computed by applying the effective tax rate of 43 % to income before income taxes, differed from the provision for income taxes at the statutory rate and is as follows for the year ended December 31, 2000:

                                                       KEUR
                                                   --------------
Income taxes at the effective rate                         4,304
Change in tax rate                                          (458)
Other                                                        157
                                                   -------------
Provision for income taxes                                 4,003
                                                   =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 are as follows:

                                                                 KEUR
                                                             --------------
Deferred tax liabilities:
-------------------------
  Property and equipment                                             2,523
  Inventories                                                        1,582
  Accrued liabilities                                                  661
                                                             -------------
Total deferred tax liabilities                                       4,766

Deferred tax assets:
--------------------
  Pension                                                              172
  Accrued liabilities                                                  204
                                                             -------------
Total deferred tax assets                                              376

                                                             -------------
Net deferred tax liability
  (thereof current: KEUR 2,175 and long-term: KEUR 2,215)            4,390
                                                             =============

At December 31, 2000, management believes that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance has been recorded at December 31, 2000.

As of July 14, 2000 a law relating to a tax reduction has been enacted in Germany (effective fiscal year 2001). The income tax rate for corporate income has been reduced to an uniform level amounting to 25 %. Hence, there are no longer different rates depending on whether that income is distributed to the shareholders or not (the difference of the distribution rate (30%) to the undistributed rate (40%) has been 10 %). According to SFAS 109 the passed law has been taken into consideration for the valuation of deferred taxes.

The increase in taxable differences results mainly from different depreciation methods for US-GAAP and German GAAP purposes, as well as from a different approach for the valuation of inventories. Additionally, the provision for pensions under SFAS 87 is higher than the amount accrued in the tax books, which reflects the calculation under the German tax law.

NOTE 5 -- LONG-TERM DEBT
------------------------

Long-term debt at December 31, 2000 is summarized as follows:

                                                                 KEUR
                                                             --------------
(1)  Commerzbank bank loan,
       interest rate, fixed at 6.644 %
       matures in May 15, 2003                                      10,226
(2)  Landesbank Rheinland-Pfalz bank loan,
       interest rate, fixed at 6.710 %
       matures in May 15, 2003                                      10,226
(3)  Various Commerzbank investment credits,
       interest rates ranging from 4.200 % to 5.875 % at
       December 31, 2000
       mature in 2004                                                3,168
                                                             --------------
Subtotal                                                            23,620
Less current maturities                                               (888)
                                                             --------------
Long-term debt                                                      22,732
                                                             ==============

The purpose of long-term debts (1) and (2) are for investments in furnaces as well as for necessary working capital, whereas long-term debts (3) are for equipment investments only.

In addition, the Company entered into a KEUR 10,226 short-term working capital loan with Commerzbank which is not utilized as of December 31, 2000.

As of December 31, 2000 VAW-IMCO Guss und Recycling GmbH is in compliance with all financial ratios and other covenants related to the above debt arrangements.

The total amount of interest cost amounting to KEUR 2,086 incurred during the period is charged to expense.

Scheduled maturities of long-term debt subsequent to December 31, 2000 are as follows:

                                                                 KEUR
                                                             --------------
2002                                                                   888
2003                                                                21,340
2004                                                                   504
                                                             --------------
Total                                                               22,732
                                                             ==============

NOTE 6 -- PENSION PLAN
----------------------

The Company maintains a defined benefit pension plan for its employees.

Change in Projected Benefit Obligation (PBO)

                                                                  KEUR
                                                              --------------
Projected benefit obligation (PBO) at January 1, 2000                 7,539
Amendments                                                              158
Unrecognized net loss                                                    80
                                                              --------------
Projected benefit obligation (PBO) at December 31, 2000               7,777
Unrecognized net loss                                                   (80)
                                                              --------------
                                                                      7,697
Provision for pension insurance                                          51
Other                                                                   113
                                                              --------------
Pension liability at December 31, 2000                                7,861
                                                              ==============

Net periodic pension costs for 2000 amount to KEUR 757, including interest cost of KEUR 499 and service cost of KEUR 258.

Actuarial assumptions as of December 31, 2000 are as follows:

Interest rate                              7.0 %
Compensation increase                      3.0 %
Cost-of-living increase for pensions       2.0 %

The computation of the accrual is based on the following retirement ages which reflect present legal early retirement provisions in Germany:

Males                                      63 years
Females                                    60 years
Disabled                                   60 years

The Projected Benefit Obligation (PBO) as of December 31, 2000 amounts to KEUR 7,777 and includes an unrealized loss amounting to KEUR 80. The loss does not exceed 10 % of the PBO (KEUR 777), so an amortization is not necessary. The Accumulated Benefit Obligation (ABO) amounts to KEUR 6,454, the Current Service Cost (CSC) amounts to KEUR 258.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could possibly require the Company to make substantial expenditures in the future. At December 31, 2000, the Company is in compliance with all environmental laws and management is not aware of any amendments of laws which might result in noncompliance in the future.

Purchase commitments amount to KEUR 30,839 as of December 31, 2000. Bill gurantees for the customer amounting to KEUR 409 have been issued by a bank.

NOTE 8 -- SEGMENT INFORMATION
-----------------------------

The Company adopted SFAS 131 "Disclosure About Segments of an Enterprise and Related Information". These rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The Company's business consists solely of aluminum recycling and alloying (one integrated process), therefore the product-line segment disclosure has been omitted. This product has been provided in Germany, where the company operates, for various customers in Europe. The Company evaluates performance and allocates resources at the geographic country level. The key operating performance criteria used in this evaluation includes revenue growth, operating income before depreciation and amortization ("Adjusted EBITDA"), and capital expenditures. The Company does not view segment results below Adjusted EBITDA, therefore, net interest expense and income, foreign exchange gain (loss) and income tax expense are not broken out below.

Description of types of products
--------------------------------

The aluminum segment represents all of the Company's aluminum melting, alloying, recycling of aluminum dross and scrap recovery activities. The Company delivers aluminum in molten (just-in-time delivery) and ingot form to aluminum producers. It primarily serves the European auto industry but also supplies the construction sector and other markets.

Geographic information
----------------------

The following table sets forth the geographic breakout of revenues (based on customer location):

                                                                KEUR
                                                            --------------
Revenues from external customers
--------------------------------

  Domestic (Germany)                                              182,377
  European Union and other Europe                                  15,112
                                                            -------------
Total                                                             197,489
                                                            =============


A great part of the non domestic revenues to third parties (76% in 2000) has been realized within the European Union. The Company does not have any foreign property and equipment.

Major Customers
---------------

In the fiscal year 2000, there are three major customers with revenues above 10 % of the total revenues (representing 14 %, 12% and 10% of the total revenues). Although unlikely, the loss of one of these customers could have a material adverse effect upon the business of the Company and its future operating results.

NOTE 9 -- RELATED PARTY TRANSACTION
-----------------------------------

In connection with the new furnaces described in note 3, the Company purchased certain materials from IMCO Recycling UK Ltd. (affiliate of IMCO RECYCLING INC., Delaware) in the total amount of KEUR 1,775 during the year 2000. As of December 31, 2000, payables due to IMCO Recycling UK Ltd. amount to KEUR 190. These purchases were made on an arms length basis in the normal course of business. IMCO RECYCLING INC., Delaware, has no common control, since it does not own greater than a 50 % equity interest in the Company. Furthermore, there is no management control by IMCO RECYCLING INC., Delaware.

Further, certain transactions as described below have been undertaken with VAW aluminium AG, Bonn and various subsidiaries thereof. VAW aluminium AG, Bonn has no common control, since it does not own greater than a 50 % equity interest in the Company. Furthermore, there is no management control by VAW aluminium AG. These purchases are made at arms length basis in the normal course of business:

 .   Metal Services Division of VAW aluminium AG, Bonn is the main counter party for handling forward contracts described in Note 10, below.
 .   With Aluminium Norf GmbH, Neuss-Norf (50 % subsidiary of VAW aluminum AG), the Company has entered into an agreement for tolling aluminum dross of annually about 22,000 tons.
 .   There are various service agreements with other subsidiaries of VAW aluminium AG, Bonn.

In total KEUR 30,834 of total revenues has been realized with VAW aluminium AG, Bonn and various subsidiaries in the year 2000.

NOTE 10 -- FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
----------------------------------------------------

In order to manage its price exposure for metal purchases and sales, the Company has entered into forward contracts for aluminum with metal brokers on behalf of its customers and its production needs. As of December 31, 2000, forward purchase contracts for aluminum (reference: London Metal Exchange, LME HL, Al
99.7 %), determined to secure open orders and forward sales contracts (mainly with customers), determined to close open purchase contracts are as follows:

 .   The open amount of forward purchase contracts covers 6,675 tons with a notional contract value of KEUR 11,738 and an estimated fair value amounting to KEUR 11,522 (maturity: January to June 2001).
 .   The open amount of forward sales contracts covers 6,225 tons with a notional contract value of KEUR 11,338 and an estimated fair value amounting to KEUR 11,911 (maturity: January to December 2001).
 .   The fair value of the Company's forward contracts at December 31, 2000 was
    KEUR 23,433.
 .   The unrealized net gain as of December 31, 2000 amounts to KEUR 357
    (unrealized loss related to forward purchase contracts amounting to KEUR 216 and unrealized gain related to forward sales contracts amounting to KEUR
    573).

The main part of forward contracts is handled by the Metal services division of VAW aluminium AG, Bonn who only works with reputable metal brokers. Apart from VAW aluminium AG, Bonn as counterpart, 375 tons of forward purchase contracts and 100 tons of open forward sales contracts are concluded with Prudential Bache International Ltd., London.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     FINANCIAL DISCLOSURE


Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

The information required by this item with respect to directors and nominees for director of the Company appears under the captions "Election of Directors" and "Remuneration of Directors and Officers -- Compliance with Section 16(a)" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 2001. Certain information as to executive officers is included herein under PART I, ITEM 4A. "EXECUTIVE OFFICERS OF THE REGISTRANT."
                              --------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

The information required by this item appears under the captions "Remuneration of Directors and Officers--Stock Options", "--Certain Transactions" and "Compensation Committee Report to Stockholders -- Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement, which information is incorporated herein by reference.

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

  3.2 By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

 *3.3     Amendment to By-laws adopted in August 2000.

 10.1     IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as
          Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

 10.2 Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour, Denis W. Ray, Thomas W. Rogers, C. Lee Newton, Robert R. Holian and James B. Walburg.

 10.3 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

 10.4 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, February 28, 1996, February 25, 1997, May 13, 1997 and May 13,
          1998, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

*10.5 Amendment to the IMCO Recycling Inc. 1992 Stock Option Plan dated February 12, 2001.

 10.6 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997, May 13, 1997 and May 13, 1998, filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

*10.7 Amendment to the IMCO Recycling Inc. Annual Incentive Program dated February 12, 2001.

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

 10.13 First Amendment dated January 5, 2000 to the Second Amended and Restated Credit Agreement, by and among the Company; Subsidiary Guarantors named therein; the Lenders thereunder; Bank of America, N.A.; PNC Bank, National Association and Chase Bank of Texas National Association dated October 25, 1999, filed as exhibit 10.13 to the Company's Annual report on Form 10K for the year ended December 31, 1999, and incorporated by reference.

 10.14    IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

 10.15 Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company's Form S-8 dated June 30, 1999, and incorporated herein by reference.

 10.16 Registration Rights Agreement dated as of July 21, 1998 among IMCO Recycling Inc. and the former shareholders of U.S. Zinc Corporation, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

 10.17 Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

 10.18    IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit
          10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

*10.19    IMCO Recycling Inc. 2000 Restricted Stock Plan

*10.20 Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000.

*10.21 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to Restricted Stock Award Agreements between the Company and (i) Paul V. Dufour dated October 12, 2000 and (ii) Richard L. Kerr dated February 1, 2001.

*10.22 Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000.

*10.23 Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001.

*10.24 Modified Earn-Out Agreement by and among the Company and Russ Robinson and Howard Robinson dated May 31, 2000.

*21       Subsidiaries of IMCO Recycling Inc. as of March 1, 2001.

*23.1     Consent of Ernst & Young LLP.

*23.2     Consent of Arthur Anderson


-----------------

*  Filed herewith.

(b) No current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 2000.

(c)  See sub-item (a) above.

(d) VAW-IMCO (50% joint venture) audited consolidated financial statements as of and for the year ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:         March 23, 2000           IMCO Recycling Inc.


                                        By: /s/ ROBERT R. HOLIAN
                                            ------------------------------------
                                        Robert R. Holian, Senior Vice President,
                                        Controller and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                        Title                                  Date
------------------------------     --------------------------------------------------    --------------------
                                   Director, Chairman of the Board, Chief Executive
/s/ DON V. INGRAM                  Officer and President                                     March 23, 2001
------------------------------
Don V. Ingram

/s/ JOHN J. FLEMING                Director                                                  March 23, 2001
------------------------------
John J. Fleming

/s/ DON NAVARRO                    Director                                                  March 23, 2001
------------------------------
Don Navarro

/s/ STEVE BARTLETT                 Director                                                  March 23, 2001
------------------------------
Steve Bartlett

/s/ JEB HENSARLING                 Director                                                  March 23, 2001
------------------------------
Jeb Hensarling

/s/ WILLIAM WARSHAUER              Director                                                  March 23, 2001
------------------------------
William Warshauer

/s/ HUGH G. ROBINSON               Director                                                  March 23, 2001
------------------------------
Hugh G. Robinson

                                   Executive Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
/s/ PAUL V. DUFOUR                 Officer)                                                  March 23, 2001
------------------------------
Paul V. Dufour

                                   Senior Vice President, Controller and Chief
/s/ ROBERT R. HOLIAN               Accounting Officer (Principal Accounting Officer)         March 23, 2001
------------------------------
Robert R. Holian