Form 10-Q
period 2001-03-31
IMCO RECYCLING INC
filed 2001-05-11
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

       [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 2001.

                   Common Stock, $0.10 par value, 15,929,169

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                      March 31,          December 31,
                                                                                        2001                 2000
                                                                               ------------------    -------------------
                                                                                     (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                           $  4,870               $  5,014
    Accounts receivable, net of allowance of $2,466 and $2,421 at
        March 31, 2001 and December 31, 2000, respectively.  Net of sold receivables of $73,500 and $90,000 at March 31, 2001 and
        December 31, 2000, respectively.                                                  29,462                 21,229
    Inventories                                                                           43,151                 56,318
    Deferred income taxes                                                                  3,727                  3,726
    Other current assets                                                                  11,717                 10,450
                                                                               ------------------    -------------------
        Total Current Assets                                                              92,927                 96,737
Property and equipment, net                                                              194,354                196,133
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $18,236 and $17,215 at
    March 31, 2001 and December 31, 2000, respectively                                   116,995                117,845
Investments in joint ventures                                                             15,626                 15,249
Other assets, net                                                                          5,533                  7,707
                                                                               ------------------    -------------------
                                                                                        $425,435               $433,671
                                                                               ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                    $ 84,904               $ 83,552
    Accrued liabilities                                                                    9,841                 13,097
    Current maturities of long-term debt                                                     112                    112
                                                                               ------------------    -------------------
        Total Current Liabilities                                                         94,857                 96,761
Long-term debt                                                                           122,187                128,786
Deferred income taxes                                                                     15,899                 15,899
Other long-term liabilities                                                               10,722                 10,368

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                                -                      -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,124,075 issued at March 31, 2001; 17,119,420 issued
    at December 31, 2000                                                                   1,712                  1,712
Additional paid-in capital                                                                99,121                106,137
Retained earnings                                                                        100,439                100,807
Accumulated other comprehensive loss from foreign currency
 translation adjustments and hedging                                                      (4,864)                (5,143)
Net unrealized loss on long-term marketable equity securities                               (173)                     -
Treasury stock, at cost; 1,194,906 shares at March 31, 2001;
    1,789,152 shares at December 31, 2000                                                (14,465)               (21,656)
                                                                               ------------------    -------------------
        Total Stockholders' Equity                                                       181,770                181,857
                                                                               ------------------    -------------------
                                                                                        $425,435               $433,671
                                                                               ==================    ===================

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (in thousands, except per share data)



                                                                                               For the three months
                                                                                                  ended March 31,
                                                                                       -----------------------------------
                                                                                              2001              2000
                                                                                       -----------------    --------------
Revenues                                                                               $        187,352     $     223,259
Cost of sales                                                                                   179,496           207,157
                                                                                       -----------------    --------------
Gross profits                                                                                     7,856            16,102
Selling, general and administrative expense                                                       4,719             7,187
Amortization expense                                                                              1,288             1,282
Interest expense                                                                                  3,029             4,313
Fees on sale of receivables                                                                       1,211                 -
Interest and other income                                                                          (441)              (57)
Equity in earnings of affiliates                                                                 (1,037)             (670)
                                                                                       -----------------    --------------
(Loss) earnings before (benefit) provision for income taxes
   and minority interests                                                                          (913)            4,047
(Benefit) provision for income taxes                                                               (556)            1,381
                                                                                       -----------------    --------------
(Loss) earnings before minority interests                                                          (357)            2,666
Minority interests, net of  provision for income taxes                                               10               102
                                                                                       -----------------    --------------
Net (loss) earnings                                                                    $           (367)    $       2,564
                                                                                       =================    ==============


Net (loss) earnings per common share:
   Basic                                                                               $         ( 0.02)    $        0.17
   Diluted                                                                             $         ( 0.02)    $        0.17

Weighted average shares outstanding:
   Basic                                                                                         15,353            15,497
   Diluted                                                                                       15,353            15,510

Dividends declared per common share                                                    $              -     $        0.06

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                          For the  three months
                                                                                              ended March 31,
                                                                               ------------------------------------------
                                                                                     2001                       2000
                                                                               ---------------          -----------------
OPERATING ACTIVITIES
Net (loss) earnings                                                             $        (367)           $         2,564
Depreciation and amortization                                                           6,989                      7,126
Provision for deferred income taxes                                                         -                        134
Equity in earnings of affiliates                                                       (1,037)                      (670)
Other non-cash charges                                                                    (62)                       454
Changes in operating assets and liabilities:
    Accounts receivable                                                                 7,616                     (6,681)
    Accounts receivable sold                                                          (16,500)                         -
    Inventories                                                                        13,099                      1,006
    Other current assets                                                                  933                     (1,143)
    Accounts payable and accrued liabilities                                           (3,197)                   (29,017)
                                                                               ---------------          -----------------

Net cash from (used by) operating activities                                            7,474                    (26,227)

INVESTING ACTIVITIES
Payments for property and equipment                                                    (3,385)                    (7,986)
Other                                                                                   2,607                     (1,561)
                                                                               ---------------          -----------------
Net cash used by investing activities                                                    (778)                    (9,547)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility                    (6,600)                    46,000
Principal payments of long-term debt                                                        -                        (17)
Dividends paid                                                                              -                       (916)
Purchases of treasury stock                                                                 -                     (9,136)
Other                                                                                      67                        296
                                                                               ---------------          -----------------
Net cash  (used by) from financing activities                                          (6,533)                    36,227

Effect of exchange rate differences on cash and cash equivalents                         (307)                       (19)
                                                                               ---------------          -----------------

Net (decrease) increase in cash and cash equivalents                                     (144)                       434
Cash and cash equivalents at January 1                                                  5,014                      2,578
                                                                               ---------------          -----------------
Cash and cash equivalents at March 31                                           $       4,870            $         3,012
                                                                               ===============          =================

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                      $       3,256            $         3,776
Cash payments for income taxes                                                  $         231            $           273

                      IMCO RECYCLING INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period statements to conform to the current period presentation.


NOTE B - RECEIVABLES SALE

The net proceeds under the Company's Receivables Sale Agreement were $73,500,000 and $90,000,000 at March 31, 2001 and December 31, 2000, respectively. During the first quarter of 2001, the Company incurred fees on the sale of its receivables in the amount of $1,211,000. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fees on Receivables Sale."

NOTE C - INVENTORIES

The components of inventories are:

                                          March 31,             December 31,
                                            2001                    2000
                                     -----------------      ------------------
Finished goods                        $         19,437       $          30,357
Raw materials                                   22,013                  23,856
Supplies                                         1,701                   2,105
                                     -----------------      ------------------
                                      $         43,151       $          56,318
                                     =================      ==================


NOTE D - INCOME TAXES

The Company recorded an effective tax benefit rate of 61% for the three month period ended March 31, 2001 as compared to an effective tax rate of 34% for the comparable period in 2000. The benefit recorded in 2001 is due to lower earnings in the first quarter and to a greater percentage of the Company's income derived from the Company's interest in its VAW-IMCO joint venture, which is reported on an after-tax basis. The tax provision or benefit is calculated on the Company's domestic income or loss while the effective tax rate percentage calculation discussed above includes the after-tax income from VAW-IMCO.


NOTE E - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

                                                   Three months ended
                                                         March 31,
                                               ---------------------------
                                                     2001             2000
                                               ----------       ----------
Weighted average shares outstanding
 for basic earnings per share                      15,353           15,497
Effect of employee stock options                        -               13
                                               ----------       ----------
Weighted average shares outstanding
 for diluted earnings per share                    15,353           15,510
                                               ==========       ==========


In May 2000, the Company entered into a forward share repurchase agreement, which must be settled by May 31, 2001. By the settlement date, the Company plans to purchase 644,500 shares at $7.70 per share from a financial institution, for a total consideration of $4,965,808, under this agreement. The purchased shares will be included in treasury shares. The effect of this purchase agreement has been considered in determining diluted EPS.

NOTE F - DERIVATIVES

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138. The Company generally enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products. It is the Company's policy not to speculate in hedging activities. All derivatives are documented when entered into and are designated as either cash flow or fair value hedges. All derivatives are recognized as either assets or liabilities in the balance sheet and are measured at fair value. All resulting gains or losses are either recognized in earnings in the period of change or as a component of other comprehensive income (loss) based on the type of hedge and effectiveness of the hedge.

NATURAL GAS RISK MANAGEMENT

The Company uses natural gas forward contracts to manage unanticipated fluctuations in natural gas prices. These instruments generally cover a period of one to three years on forecasted usage of natural gas measured in British Thermal Units ("BTU"). The Company accounts for natural gas forward contracts as cash flow hedges. Such financial instruments are marked-to-market using forward prices with the offset to other comprehensive income, net of applicable income taxes. Subsequently, the gain or loss is recognized as a component of cost of goods sold in the same period or periods during which the hedged transaction affects earnings. For the quarter ended March 31, 2001, the Company recognized approximately $1,618,000 in net gain on its natural gas hedge program. At March 31, 2001, the Company had natural gas futures contracts outstanding with an aggregate notional amount of approximately 4,100,000 BTU.

ALUMINUM SALES PRICE RISK MANAGEMENT

The Company uses aluminum forward contracts mostly to hedge the sales price of aluminum production from our Morgantown, Kentucky Salt Processing Facility
(SPF). These instruments generally cover a period of up to one year of forecasted production measured in tonnes of aluminum. The Company accounts for the aluminum forward contracts as cash flow hedges. Such financial instruments are marked-to-market using forward prices with the offset to other comprehensive income, net of applicable income taxes. Subsequently, the gain or loss is recognized as a component of revenues in the same period or periods during which the hedged transaction affects earnings. For the quarter ended March 31, 2001, the Company recognized approximately $116,000 in net loss on its aluminum forward hedging program. At March 31, 2001, the Company had aluminum forward contracts outstanding with an aggregate notional amount of approximately 1,000 Tonnes.

ZINC SALES PRICE RISK MANAGEMENT

The Company uses a combination of zinc forward contracts and zinc call options contracts to hedge the sales price of zinc production. These instruments generally cover a period of one to two years of forecasted production measured in tonnes of zinc. The Company accounts for the zinc forward contracts and call options contracts as cash flow hedges. Such financial instruments are marked-to-market using forward/call prices with the offset to other comprehensive income, net of applicable income taxes. Subsequently, the gain or loss is recognized as a component of revenues in the same period or periods during which the hedged transaction affects earnings. For the quarter ended March 31, 2001, the Company recognized approximately $494,000 in net loss on its zinc forward and call options hedging program. At March 31, 2001, the Company had zinc forward and call options contracts outstanding with an aggregate notional amount of approximately 17,000 Tonnes.

As of March 31, 2001, the Company recorded total hedge assets of $2,191,000 and liabilities of $1,587,000. The fair value of these contracts at March 31, 2001 resulted in a net gain of $604,000 net of tax, recorded in other comprehensive income. The ineffective portion of these contracts is considered to be immaterial. The contracts expire at various dates through May 2003.


NOTE G - OPERATIONS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2000.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that are planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability at this site, if any, will have a material adverse effect on its financial position or results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30/th/ District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater, Michigan (Alchem Aluminum Inc. ("Alchem") and IMCO Recycling of Michigan LLC ("IMCO Michigan")), concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

In addition, on April 27, 2001, the U.S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. The Company is currently investigating the allegations contained in the NOV.

Additionally, there exists the possibility that expenditures could be required at the Coldwater site and at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

NOTE H - OTHER COMPREHENSIVE INCOME

                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                      2001              2000
                                                ---------------     ------------

Net (loss) income                                $        (367)      $    2,564
  Unrealized gain on hedge instruments                     604                -
  Foreign currency translation adjustment
    and other                                             (498)          (1,315)
                                                ---------------     ------------
Comprehensive (loss) income                      $        (261)      $    1,249
                                                ===============     ============


NOTE I - SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

There has been no material change in the Company's segment classifications during 2001.


                                                                   Three months ended
                                                                         March 31,
                                                            ----------------------------------
                                                                   2001              2000
                                                            ---------------    ---------------
Revenues:
 Aluminum                                                    $     134,528      $     167,319
 Zinc                                                               52,824             55,940
                                                            ---------------    ---------------
Total revenues                                               $     187,352      $     223,259
                                                            ===============    ===============
Income:
 Aluminum                                                    $       5,756      $       9,486
 Zinc                                                                  760              4,123
                                                            ---------------    ---------------

Total segment income                                                 6,516             13,609

Unallocated amounts:
 General and administrative expense                                 (2,000)            (4,061)
 Amortization expense                                               (1,288)            (1,282)
 Interest expense                                                   (3,029)            (4,313)
 Fees on sale of receivables                                        (1,211)                 -
 Interest and other income                                              99                 94
                                                            ---------------    ---------------
(Loss) Earnings before (benefit) provision for income
 taxes and minority interests                                $        (913)     $       4,047
                                                            ===============    ===============

NOTE J - VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"). At March 31, 2001 and 2000, the Company's equity in the net income of VAW-IMCO is stated as $1,009,000 and $472,000, respectively. The following table represents the condensed income statements for VAW-IMCO for the three month periods ended March 31, 2001 and 2000.

                                          Three months ended
                                                March 31,
                                   ---------------------------------
                                         2001              2000
                                   ---------------   ---------------

Revenues                             $      65,242    $       48,262
Gross Profit                         $      15,503    $       11,953
Net Income                           $       1,974    $          949


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS

A majority of the Company's processing volumes consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                          Three months ended
                                               March 31,
                                   ---------------------------------
                                         2001               2000
                                   --------------     --------------

Pounds processed                         622,674            766,306
Percentage of pounds tolled                   62%                55%
Revenues                            $    187,352       $    223,259
Gross profits                       $      7,856       $     16,102


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

PRODUCTION.  For the three month period ended March 31, 2001, the Company melted
-----------
622.7 million pounds, 19% less metal compared to 766.3 million pounds during the same period in 2000. The aluminum and zinc segments accounted for 86% and 14%, respectively, of the overall production decrease for the three month period. Tolling activity for the three month period ended March 31, 2001 represented 62% of total pounds processed, compared to 55% for the same period in 2000.


The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                         Three months ended
                                              March 31,
                                  --------------------------------
                                        2001              2000
                                  --------------     -------------
Pounds Processed:
    Aluminum                             573,553           697,459
    Zinc                                  49,121            68,847
                                  --------------     -------------
Total Pounds Processed                   622,674           766,306
                                  ==============     =============


Percentage Tolled:
    Aluminum                                 67%               60%
    Zinc                                      3%                6%
Total Percentage Tolled                      62%               55%

ALUMINUM PRODUCTION: For the three month period ended March 31, 2001, the Company melted 18% less aluminum than it did during the same period in 2000. The decrease in aluminum production for the three-month period was primarily due to a reduction in can stock volume, increased selectivity in scrap purchases by the Company in an attempt to improve profit margins and lower demand in the specification alloys business due to reduced automobile production. The reduction in can stock volume was experienced primarily at the Post Falls, Idaho facility, where a major customer discontinued its can stock business, and at the Rockwood, Tennessee facility, where its largest customer reduced the amount of scrap used in its production mix. Overall production was also impacted by the closure of the Bedford, Indiana facility and the temporary shutdown of the Wendover, Utah facility. The Wendover facility was temporarily closed due mainly to the lack of scrap and dross as a result of the shutdown of primary aluminum production capacity in the Pacific Northwest.

The increase in aluminum percentage tolled in 2001 compared to the three month period ending March 31, 2000 is primarily due to the new Saginaw, Michigan plant, which supplies aluminum under a supply agreement to General Motors.

ZINC PRODUCTION: For the three month period ended March 31, 2001, the Company melted 29% less zinc than it did during the same period in 2000, mainly due to higher natural gas costs and lower zinc prices which limited profitable processing opportunities.

REVENUES.  For the three month period ended March 31, 2001, the Company's
---------
consolidated revenues decreased 16% to $187,352,000 compared to $223,259,000 for the same period in 2000. The aluminum and zinc segments accounted for 91% and 9%, respectively, of the overall revenue decrease for the three month period.

Product sales, compared to tolling transactions, expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material, and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal. The Company's aluminum specialty alloying activities, which serve the transportation market, and the Company's zinc segment operations primarily consist of product sales business.

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE I - SEGMENT REPORTING):

                                    Three months ended
                                         March 31,
                               -----------------------------
                                     2001           2000
                               -------------   -------------
Revenues:
    Aluminum                    $    134,528    $    167,319
    Zinc                              52,824          55,940
                               -------------   -------------
Total Revenues                  $    187,352    $    223,259
                               =============   =============


ALUMINUM REVENUES: For the three month period ended March 31, 2001, the Company's aluminum revenues decreased 20% as compared to the same three month period in 2000. The decrease was due principally to lower production volumes, as discussed above.

ZINC REVENUES: For the three month period ended March 31, 2001, the Company's zinc revenues decreased 6% as compared to the same period in 2000. This decrease was also due to lower production volumes.

GROSS PROFITS.  For the three month period ended March 31, 2001, the Company's
--------------
consolidated gross profits decreased 51% to $7,856,000 as compared to $16,102,000 in the same period in 2000.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands) (See NOTE I - SEGMENT REPORTING):

                                              Three months ended
                                                    March 31,
                                        --------------------------------
                                              2001              2000
                                        --------------    --------------

Segment Income:
 Aluminum                                $       5,756     $       9,486
 Zinc                                              760             4,123
                                        --------------    --------------
Total segment income                             6,516            13,609

Items not included in gross profits:
 Plant selling expense                           1,316             1,435
 Management SG&A expense                         1,403             1,691
 Equity in earnings of affiliates               (1,037)             (670)
 Other income                                     (342)               37
                                        --------------    --------------
Gross Profits                            $       7,856     $      16,102
                                        ==============    ==============


ALUMINUM INCOME: For the three month period ended March 31, 2001, the Company's aluminum income decreased 39% as compared to the same period in 2000. The first quarter was affected by higher natural gas costs, lower processing volumes and weaker profit margins.

ZINC INCOME: For the three month period ended March 31, 2001, the Company's zinc income decreased 82% as compared to the same period in 2000. This was due to large increases in natural gas costs, weaker processing volumes and lower prevailing prices for the Company's zinc products.

SG&A EXPENSES.  Selling, general and administrative expenses for the three month
--------------
period ended March 31, 2001 were $4,719,000, a decrease of 34% over $7,187,000 for the comparable period last year. The decrease in this period resulted primarily from a reduction in headcount and a reduction in employee incentive costs.

AMORTIZATION EXPENSE.  Amortization expense for the three month period ended
---------------------
March 31, 2001 was $1,288,000, about equal to the $1,282,000 recorded in the same period last year.

INTEREST EXPENSE.  Interest expense for the three month period ended March 31,
-----------------
2001 and 2000 was $3,029,000 and $4,313,000, respectively, representing a decrease of 30% in 2001. The decrease in this period is due mainly to lower borrowing costs, offset by fees on the sale of receivables in 2001 (see FEES ON RECEIVABLES SALE below).

FEES ON RECEIVABLES SALE.  On November 2, 2000, the Company and certain of its
------------------------
subsidiaries entered into a Receivables Sale Facility with a special purpose subsidiary corporation of the Company, under which the Company and each of those subsidiaries have sold receivables and other related assets to the special purpose subsidiary that, in turn has sold undivided interests therein to certain financial institutions and other entities. Fees in connection with this transfer for the three month period ended March 31, 2001 were $1,211,000 (see NOTE B-RECEIVABLES SALE).

NET EARNINGS.  Net earnings decreased 114% to a loss of $367,000 for the three
-------------
month period ended March 31, 2001 as compared to net income of $2,564,000 for the same period in 2000. The decrease in this period was primarily the result of higher natural gas costs, lower metal margins and lower production volumes.

The Company recorded an effective tax benefit rate of 61% for the three month period ended March 31, 2001 as compared to an effective tax rate of 34% for the comparable period in 2000. The benefit recorded in 2001 is due to lower earnings in the first quarter and to a greater percentage of the Company's income derived from the Company's interest in its VAW-IMCO joint venture, which is reported on an after-tax basis. The tax provision or benefit is calculated on the Company's domestic income or loss while the effective tax rate calculation includes the after tax income from VAW-IMCO.

At March 31, 2001 and 2000, the Company's equity in the net income of VAW-IMCO is stated at $1,009,000 and $472,000, respectively (See NOTE J - VAW-IMCO).

SPECIAL FACTORS AND OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations for the remainder of 2001 and for subsequent periods. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section titled "CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS" below. These statements do not reflect the potential impact of any acquisitions or divestitures that may be completed or unforeseen events that may occur after the date of this filing.

During the first quarter of fiscal 2001, market factors that negatively affected the Company's results of operations and financial condition included:

  . reduced volume at its aluminum recycling facilities due to lower market demand from customers serving the aluminum can stock market;

  . higher natural gas fuel costs in both the aluminum and zinc segments;

  . continued weak market conditions for its customers serving the truck, trailer and construction sectors;

  .    decisions by the Company not to accept lower margin business;

  . higher costs of scrap - coupled with lower selling prices for its finished aluminum products (due to excess overall alloying industry capacity) - at the Company's aluminum alloying facilities; and

  .    lower margins in both the aluminum and zinc segments.

As a result of market factors, the Company has decided to reduce some of its capacity and reallocate that processing work to other facilities. In January 2001 it permanently closed its Bedford, Indiana aluminum facility and its Chicago, Illinois zinc oxide plant. It also temporarily shut down its Wendover, Utah facility, due to a decrease in dross processing from primary aluminum customers in the Pacific Northwest (caused by capacity curtailments by those customers due to high power rates). Utility power administrators may extend the primary producers' shutdown for as long as two years.

For the remainder of fiscal 2001, the Company expects many of the conditions currently prevailing to continue. Continued weak demand from can stock customers and lower margins in the alloys business, coupled with higher fuel costs, should continue to negatively impact the Company's results of operations for its aluminum alloys and aluminum recycling businesses. However, management anticipates some margin improvement for its aluminum segment in 2001, due to cost reductions, changes in Company scrap buying procedures, reduced inventories, and reallocation of processing volumes among its aluminum plants.

The Company's zinc segment experienced declining margins during the fourth quarter of 2000 that has continued into 2001, due to the impact of higher fuel prices and zinc price and volume declines due to weaker U.S. economic conditions.

The Company is continuing to focus on its cost reduction initiatives. The Company has reduced personnel headcount by 7% in the first quarter of 2001 which was in addition to the 11% reduction carried out late last year. The Company is also focusing on tighter inventory controls, less fuel usage and improvements in metal recoveries. Closing less efficient facilities and reallocating those facilities' processing work to other facilities should result in future cost savings. Additional natural gas hedges have been put in place during the first quarter. In addition, the Company is beginning to recover a portion of the higher gas costs it experienced in 2000 through escalation clauses that form a part of some customer contracts. In certain instances where contracts do not provide for escalator clauses, the Company has added natural gas surcharges to its tolling or sales prices.

Additional factors that should positively affect fiscal 2001 results include further restructuring of the Company's processing network that is intended to raise individual plants' operating rates. Other factors are the addition of new rotary furnaces designed to consume less energy, and furnace burner technology retrofits to reduce energy consumption and increase processing productivity. Financing costs are expected to decline due to the downward trend in interest rates.

The Company is also reviewing opportunities to dispose of certain assets. Additionally, the Company is continuing to review expansion opportunities, particularly in Europe and in Latin America, through expansion of its major customer relationships, and project venture partnering opportunities. Further expansions of the VAW-IMCO joint venture facilities are planned in 2001 as well.

Management for the Company currently believes that total processing volumes will marginally increase and that the Company will be profitable for each of the remaining three quarters of 2001.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.  Operations provided $7,474,000 of cash during the
--------------------------
first three months of 2001 and utilized $26,227,000 of cash during the first three months of 2000. Changes in operating assets and liabilities resulted in a cash provision of $1,951,000 for the three months ended March 31, 2001 compared to a use of $35,835,000 for the same period in 2000. The extent of the change in operating assets and liabilities was primarily due to a reduction of inventory, providing cash of $13,099,000 for the first three months of 2001 compared to providing $1,006,000 in the first quarter of 2000. Accounts payable and accrued liabilities were also a contributing factor to the overall change. Decreases in accounts payable and accrued liabilities were $3,197,000 for the three month period ended March 31, 2001 as compared to $29,017,000 for the comparable 2000 period. The net loss of $367,000 for the first quarter of 2001 compared to net income of $2,564,000 for the comparable 2000 period, worked to reduce the overall level of cash provided from operations.

A reduction in the amount of receivables eligible for sale under the Company's Receivables Sales Facility during the first quarter of 2001 represented a use of $16,500,000 in cash.

CASH FLOWS FROM INVESTING ACTIVITIES.  During the three month period ended March
------------------------------------
31, 2001, net cash used by investing activities was $778,000 as compared to $9,547,000 for the same period in 2000. The difference in these two periods is primarily due to a reduction in payments for property, plant and equipment in 2001. The Company's total payments for property, plant and equipment in the first three months of 2001 decreased to $3,385,000, as compared to $7,986,000 spent in the first three months of 2000. Capital expenditures for property, plant and equipment in 2001 are now expected to approximate $12,000,000.

CASH FLOWS FROM FINANCING ACTIVITIES.  Net cash used by financing activities was
------------------------------------
$6,533,000 for the three month period ended March 31, 2001, as compared to providing $36,227,000 for the same period of 2000. In the first three months of 2001, the Company made net payments on its revolving credit facility of $6,600,000. For the first three months of 2000, the Company had net borrowings of $46,000,000. The resulting net payments in 2001 versus the net borrowings in 2000 were due primarily to fluctuations in working capital requirements. At March 31, 2001, the Company had $107,300,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $65,474,000 available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $3,066,000. However, the Company is currently unable to use all of the borrowing capacity available under its Credit Agreement due to limitations imposed under the Agreement.

Financing activities for the first three months in 2000 included cash payments of $916,000 for dividends. Due to the Company's Board of Directors' decision to temporarily suspend its cash dividends on its common stock in February 2001, there were no dividend payments for the first three months of 2001. During the three month period ended March 31, 2000, $9,136,000 was expended to purchase 790,100 shares of the Company's common stock in open market transactions. There were no common shares purchased on the open market during the first quarter of 2001.

The Company believes that its cash on hand, the availability of funds under its credit facility and its anticipated internally generated funds will be sufficient to fund its current needs, including its expected capital spending plans.

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It should be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures for compliance purposes.

From time to time, operations of the Company have resulted, or may result, in noncompliance in varying degrees with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the IEPA notified the Company that two of the Company's zinc subsidiaries are PRPs pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability at this site, if any, will have a material adverse effect on its financial position or results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30/th/ District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater, Michigan (Alchem Aluminum Inc. ("Alchem") and IMCO Recycling of Michigan LLC ("IMCO Michigan")), concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

In addition, on April 27, 2001, the U.S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. The Company is currently investigating the allegations contained in the NOV.

Additionally, there exists the possibility that expenditures could be required at the Coldwater site and at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 -------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning increases in total processing volumes and profitability in succeeding quarters, future profit margins, volumes, revenues, earnings, costs, energy costs, and expenses (including capital expenditures); future financing costs; future prices for metals; anticipated results of the Company's cost reduction program; access to adequate energy supplies at advantageous rates; anticipated cost savings from new and modified furnace designs; the Company's ability to continue to grow its domestic and foreign business through expansion, acquisition or partnering; the expected effects of production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; projected anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future levels of dividends (if any); potential affects of the Company's metals brokerage activities or its hedging activities; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: the effects of any additional capacity reductions or reductions in headcount; special charges from cost reduction initiatives; competition for raw materials costs and pricing pressures from competitors; effects of future energy prices and related fuel costs; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; unforeseen difficulties in the operation or performance of the Company's ERP software system, and the Company's other operations and reporting systems; retention and financial condition of major customers; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate fluctuations; strikes, work stoppages or labor shutdowns at Company or customer plants; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap at facilities; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures.

These statements are further qualified by the following:

 * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Certain of the factors affecting revenues and costs are to a large degree outside of the control of the Company, including energy commodity prices, weather conditions, general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

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

 * The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations. The market for zinc processing is highly cyclical.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 2001, and for the three month period then ended prior to filing, and their report is included herein.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------   MARKET RISK

Approximately 88% of the Company's outstanding long term debt as of March 31, 2001 bears interest at floating rates related to LIBOR plus a margin. The Company's interest rate cap previously in effect to limit risks associated with significant increases in LIBOR rates expired on March 31, 2001 and was not renewed. The Company's earnings are affected by changes in interest rates due to the impact these changes have on the Company's interest expense from its variable rate debt instrument.

There have been no material changes regarding market risk and the Company's derivative instruments during the first quarter of 2001. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).


PART II - OTHER INFORMATION

ITEM 1.  LITIGATION
-------

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30/th/ District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater, Michigan (Alchem Aluminum Inc. ("Alchem") and IMCO Recycling of Michigan LLC ("IMCO Michigan")), concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

In addition, on April 27, 2001, the U.S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. The Company is currently investigating the allegations contained in the NOV.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

  15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP


(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IMCO Recycling Inc.
                                   (Registrant)


Date:  May 11, 2001                By:     /s/  Robert R. Holian
                                       -------------------------------------
                                       Robert R. Holian
                                       Senior Vice President
                                       Controller and Chief Accounting Officer

[LOGO OF ERNST & YOUNG]



                    Independent Accountants' Review Report



Stockholders and
Board of Directors
IMCO Recycling Inc.


We have reviewed the accompanying consolidated balance sheet of IMCO Recycling Inc. as of March 31, 2001, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of IMCO Recycling Inc. as of December 31, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ ERNST & YOUNG LLP

Dallas, Texas
May 11, 2001