Form 10-K/A
period 2000-12-31
IMCO RECYCLING INC
filed 2001-06-27
CIK 202890

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

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

                             Yes  X           No
                                ----             ---

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

                   Common Stock, $0.10 par value, 15,364,514
                   -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------

  (a) (3)  Exhibits:
           --------

  The Company is filing a new consent of independent auditors to correct the reference to the date of the audit report prepared by Ernst & Young LLP. The correct date of the audit report is January 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:             June 27, 2001    IMCO Recycling Inc.

                                    By:   /s/ ROBERT R. HOLIAN
                                          -----------------------------------
                                      Robert R. Holian, Senior Vice President,
                                      Controller and Chief Accounting Officer

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

3.3(1)  Amendment to By-laws adopted in August 2000.

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

10.5(1) Amendment to the IMCO Recycling Inc. 1992 Stock Option Plan dated
        February 12, 2001.

10.6 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997, May 13, 1997 and May 13, 1998, filed as Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

10.7(1) Amendment to the IMCO Recycling Inc. Annual Incentive Program dated
        February 12, 2001.

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

10.17 Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.18 IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

10.19(1) IMCO Recycling Inc. 2000 Restricted Stock Plan.

10.20(1) Employment Agreement between the Company, IMCO Management Partnership

         L.P. and Don V. In gram dated September 1, 2000.


10.21(1) Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to Restricted Stock Award Agreements between the Company and (i) Paul V. Dufour dated October 12, 2000 and (ii) Richard L. Kerr dated February 1, 2001.

10.22(1) Employment Agreement between the Company, IMCO Management Partnership
         L.P. and Paul V. Dufour dated September 1, 2000.

10.23(1) Employment Agreement between the Company, IMCO Management Partnership
         L.P. and Richard L. Kerr dated February 1, 2001.

10.24(1) Modified Earn-Out Agreement by and among the Company and Russ Robinson and Howard Robinson dated May 31, 2000.

21   (1) Subsidiaries of IMCO Recycling Inc. as of March 1, 2001.

*23.1    Consent of Ernst & Young LLP.

23.2 (1) Consent of Arthur Andersen.


_________________
*   Filed herewith.
(1) Previously filed, as of March 23, 2001, as an exhibit to the Company's

    Annual Report on Form 10-K.