Form 10-Q
period 2001-06-30
IMCO RECYCLING INC
filed 2001-08-14
CIK 202890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

        [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 2001

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

                            Yes  X            No
                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 31, 2001.

                  Common Stock, $0.10 par value,   14,728,469
                -----------------------------------------------

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                       June 30,      December 31,
                                                                         2001            2000
                                                                     ------------    ------------
                                                                      (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                            $  4,575        $  5,014
    Accounts receivable, net of allowance of $2,245 and $2,421
        at June 30, 2001 and December 31, 2000, respectively.              31,422          21,229
    Inventories                                                            45,177          56,318
    Deferred income taxes                                                   6,414           3,726
    Other current assets                                                    9,118          10,450
                                                                     ------------    ------------
        Total Current Assets                                               96,706          96,737
Property and equipment, net                                               189,820         196,133
Excess of acquisition cost over the fair value of net
    assets acquired, net of accumulated amortization of
    $19,258 and $17,215 at June 30, 2001 and December 31,
    2000, respectively                                                    115,973         117,845
Investments in joint ventures                                              16,374          15,249
Other assets, net                                                           5,159           7,707
                                                                     ------------    ------------
                                                                         $424,032        $433,671
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                     $ 82,481        $ 83,552
    Accrued liabilities                                                    16,563          13,097
    Current maturities of long-term debt                                       75             112
                                                                     ------------    ------------
        Total Current Liabilities                                          99,119          96,761
Long-term debt                                                            125,587         128,786
Deferred income taxes                                                      16,367          15,899
Other long-term liabilities                                                10,609          10,368

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
    none issued                                                                 -               -
Common stock; par value $.10; 40,000,000 shares authorized;
    17,124,075 issued at June 30, 2001; 17,119,420 issued
    at December 31, 2000                                                    1,712           1,712
Additional paid-in capital                                                105,897         106,137
Retained earnings                                                         101,358         100,807
Accumulated other comprehensive loss, net                                 (10,410)         (5,143)
Treasury stock, at cost; 2,399,406 shares at June 30, 2001;
    1,789,152 shares at December 31, 2000                                 (26,207)        (21,656)
                                                                     ------------    ------------
        Total Stockholders' Equity                                        172,350         181,857
                                                                     ------------    ------------
                                                                         $424,032        $433,671
                                                                     ============    ============

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                              For the three months         For the six months
                                                                 ended June 30,              ended June 30,
                                                             ----------------------      ----------------------
                                                               2001          2000          2001          2000
                                                             --------      --------      --------      --------
Revenues                                                     $177,496      $225,819      $364,848      $449,078
Cost of sales                                                 166,351       212,288       345,847       419,445
                                                             --------      --------      --------      --------
Gross profits                                                  11,145        13,531        19,001        29,633
Selling, general and administrative expense                     6,207         6,417        10,926        13,604
Amortization expense                                            1,285         1,270         2,573         2,552
Interest expense                                                2,559         4,629         5,588         8,943
Fees on sales of receivables                                      916             -         2,127             -
Interest and other income                                         (34)         (189)         (475)         (248)
Equity in net earnings of affiliates                             (860)         (898)       (1,897)       (1,568)
                                                             --------      --------      --------      --------
Earnings before provision for income taxes and
   minority interests                                           1,072         2,302           159         6,350

Provision (benefit) for income taxes                               96           608          (460)        1,996
                                                             --------      --------      --------      --------
Earnings before minority interests                                976         1,694           619         4,354
Minority interests, net of provision for income taxes              58           157            68           253
                                                             --------      --------      --------      --------
Net earnings                                                 $    918      $  1,537      $    551      $  4,101
                                                             ========      ========      ========      ========

Net earnings per common share:
  Basic                                                      $   0.06      $   0.10      $   0.04      $   0.27
  Diluted                                                    $   0.06      $   0.10      $   0.04      $   0.27

Weighted average shares outstanding:
  Basic                                                        15,138        15,267        15,276        15,382
  Diluted                                                      15,303        15,334        15,454        15,422

Dividends declared per common share                          $   0.00      $   0.06      $   0.00      $   0.12

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                      For the six months
                                                                                         ended June 30,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   ----------      ----------
OPERATING ACTIVITIES
Net earnings                                                                          $   551        $  4,101
Depreciation and amortization                                                          14,355          14,444
Provision (benefit) for deferred  income taxes                                            507            (260)
Equity in earnings of affiliates                                                       (1,897)         (1,579)
Other non-cash charges                                                                    363           3,079
Changes in operating assets and liabilities:
  Accounts receivable                                                                  11,706         (12,123)
  Accounts receivable sold                                                            (23,000)              -
  Inventories                                                                          11,047          19,767
  Other current assets                                                                  1,319          (2,967)
  Accounts payable and accrued liabilities                                             (4,581)         (4,360)
                                                                                   ----------      ----------
Net cash from operating activities                                                     10,370          20,102

INVESTING ACTIVITIES
Payments for property and equipment                                                    (5,055)        (14,476)
Dividend from a non-consolidated subsidiary                                             1,242               0
Proceeds from sales of property and equipment                                           1,558              35
Other                                                                                    (189)           (688)
                                                                                   ----------      ----------
Net cash used by investing activities                                                  (2,444)        (15,129)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility                    (3,235)          7,000
Principal payments of long-term debt                                                        -             (68)
Dividends paid                                                                              -          (1,832)
Purchases of treasury stock                                                            (4,966)         (9,136)
Other                                                                                       7             324
                                                                                   ----------      ----------
Net cash used by financing activities                                                  (8,194)         (3,712)
                                                                                   ----------      ----------

Effect of exchange rate differences on cash and cash equivalents                         (171)           (125)

Net (decrease) increase in cash and cash equivalents                                     (439)          1,136
Cash and cash equivalents at January 1                                                  5,014           2,578
                                                                                   ----------      ----------
Cash and cash equivalents at June 30                                                  $ 4,575        $  3,714
                                                                                   ==========      ==========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                            $ 6,342        $  9,001
Cash payments for income taxes                                                        $   527        $    458

                     IMCO RECYCLING INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2001
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period statements to conform to the current period presentation.


NOTE B - RECEIVABLES SALE

The net proceeds under the Company's Receivables Sale Agreement were $67,000,000 and $90,000,000 at June 30, 2001 and December 31, 2000, respectively. For the three and six month periods ending June 30, 2001, the Company incurred fees on the sale of its receivables in the amount of $916,000 and $2,127,000, respectively. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fees on Sales of Receivables."

NOTE C - INVENTORIES

The components of inventories are:

                                       June 30,     December 31,
                                         2001           2000
                                     ------------   ------------
Finished goods                       $     18,073   $     30,357
Raw materials                              25,376         23,856
Supplies                                    1,728          2,105
                                     ------------   ------------
                                     $     45,177   $     56,318
                                     ============   ============


NOTE D - INCOME TAXES

After excluding the effects of its interest in the VAW-IMCO joint venture which is reported on an after tax basis, the Company recorded a tax benefit of 27% for the six month period ended June 30, 2001 compared to an effective tax rate of 39% for the comparable period of 2000.

NOTE E - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

                                         Three months ended    Six months ended
                                              June 30,             June 30,
                                         ------------------    ----------------
                                          2001        2000      2001      2000
                                         ------      ------    ------    ------

Weighted average shares outstanding
 for basic earnings per share            15,138      15,267    15,276    15,382
Effect of equity forward contract           143          64       166        32
Effect of employee stock options             22           3        12         8
                                         ------      ------    ------    ------
Weighted average shares outstanding
 for diluted earnings per share          15,303      15,334    15,454    15,422
                                         ======      ======    ======    ======

In May 2000, the Company entered into a forward share repurchase agreement, which was settled on June 7, 2001. The Company purchased 644,500 shares at $7.70 per share, for a total consideration of $4,965,808, under this agreement. The purchased shares are included in treasury shares. The effect of the settlement of this purchase agreement has been considered in determining diluted EPS.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater , Michigan (Alchem Aluminum Inc. and IMCO Recycling of Michigan LLC), concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

In addition, on April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. The Company is currently investigating the allegations contained in the NOV.

Additionally, there is the possibility that expenditures could be required at Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

NOTE G - OTHER COMPREHENSIVE INCOME

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------

Net income                         $    918    $  1,537    $    551    $  4,101
  Hedging, net of tax                (5,248)          -      (4,644)          -
  Foreign currency translation
    adjustment and other                (50)        307        (375)     (1,008)
Net unrealized loss on long-term
    marketable equity securites         (76)          -        (248)          -
                                   --------    --------    --------    --------
Comprehensive (loss) income        $ (4,456)   $  1,844    $ (4,716)   $  3,093
                                   ========    ========    ========    ========


NOTE H - SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

There has been no material change in the Company's segment classifications during 2001.


                                          Three months ended       Six months ended
                                               June 30,                June 30,
                                         --------------------    --------------------
                                           2001        2000        2001        2000
                                         --------    --------    --------    --------
REVENUES:
 Aluminum                                $130,765    $157,850    $265,293    $325,169
 Zinc                                      46,731      67,969      99,555     123,909
                                         --------    --------    --------    --------
Total revenues                           $177,496    $225,819    $364,848    $449,078
                                         ========    ========    ========    ========
INCOME:
 Aluminum                                $  9,306    $  7,061    $ 15,061    $ 16,547
 Zinc                                         575       4,284       1,336       8,407
                                         --------    --------    --------    --------
Total segment income                        9,881      11,345      16,397      24,954

Unallocated amounts:
 General and administrative expense        (4,143)     (3,360)     (6,144)     (7,420)
 Amortization expense                      (1,285)     (1,270)     (2,573)     (2,552)
 Interest expense                          (2,559)     (4,629)     (5,588)     (8,943)
 Fees on sale of receivables                 (916)          -      (2,127)          -
 Interest and other income                     94         216         194         311
                                         --------     -------    --------    --------
Income before provision for income
 taxes and minority interests            $  1,072     $ 2,302    $    159    $  6,350
                                         ========     =======    ========    ========

NOTE I - VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"). For the six month periods ended June 30, 2001 and 2000, the Company's equity in the net income of VAW-IMCO was stated at $1,866,000 and $1,275,000, respectively. The following table represents the condensed income statements for the three and six month periods ended June 30, 2001 and 2000.

                                Three months ended        Six months ended
                                     June 30,                 June 30,
                               --------------------     --------------------
                                 2001        2000         2001        2000
                               --------    --------     --------    --------
Revenues                        $54,987     $46,485     $120,229     $94,747
Gross Profit                    $ 4,774     $ 5,228     $ 10,807     $ 9,294
Net Income                      $ 1,701     $ 1,620     $  3,675     $ 2,569

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the provisions of the new standard, goodwill and certain other intangibles will no longer be amortized, but instead will be reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles is less than its carrying amount. The Company will adopt the new standard on January 1, 2002. The Company has not completed an analysis of the potential impact of application of the impairment test of goodwill, however amortization of existing goodwill which was approximately $1,285,000 and $2,573,000 for the three and six months ended June 30, 2001, and estimated to be $5,350,000 for fiscal year 2001 will cease upon adoption of the new standard.

NOTE K - DEBT COVENANTS

The Company is currently in compliance with all the terms and conditions of its Credit Agreement. However, the Credit Agreement provides for more restrictive covenants beginning at the end of the third quarter of 2001 and it is possible that the Company may not be able to comply with the more stringent debt covenants. The Company plans to begin discussions with the lenders to amend the debt covenants to ensure compliance by the Company at the end of the third quarter of fiscal year 2001. The Company believes that it will be successful in amending its Credit Agreement, however there can be no assurances. In the event the Company is unsuccessful, the loan may be current and the lender could demand repayment of such amounts.


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

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                                --------------------    ------------------------
                                  2001        2000         2001          2000
                                --------    --------    ----------    ----------
Pounds processed                 632,234     724,374     1,254,909     1,485,535
Percentage of pounds tolled           61%         57%           61%           57%
Revenues                        $177,496    $225,819    $  364,848    $  449,078
Gross profits                   $ 11,145    $ 13,531    $   19,001    $   29,633

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000, AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

PRODUCTION.  For the three month period ended June 30, 2001, the Company melted
-----------
632.2 million pounds, 13% less metal compared to 724.4 million pounds during the same period in 2000. For the six month period ended June 30, 2001, the Company melted 1.25 billion pounds, 16% less metal compared to 1.49 billion pounds during the same period in 2000. The aluminum and zinc segments accounted for 79% and 21%, respectively, of the overall production decrease for the three month period and 83% and 17%, respectively, for the six month period. Tolling activity for both the three and six month periods ended June 30, 2001 represented 61% of total pounds processed, compared to 57% for the same periods of 2000.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                               ------------------     ----------------------
                                 2001       2000         2001         2000
                               -------    -------     ---------    ---------
Pounds Processed:
    Aluminum                   579,008    652,124     1,152,561    1,344,438
    Zinc                        53,226     72,250       102,348      141,097
                               -------    -------     ---------    ---------
Total Pounds Processed         632,234    724,374     1,254,909    1,485,535
                               =======    =======     =========    =========

Percentage Tolled:
    Aluminum                        66%        63%           66%          62%
    Zinc                             2%         3%            3%           4%
Total Percentage Tolled             61%        57%           61%          57%


ALUMINUM PRODUCTION: For the three month period ended June 30, 2001, the Company melted 11% less aluminum than it did during the same period in 2000. For the six month period ended June 30, 2001, the Company melted 14% less aluminum than in the first six months of 2000. The decrease in aluminum production for the three and six month periods was due to a reduction in can stock volume, increased selectivity in scrap purchases by the Company in an attempt to improve profit margins, lower demand in the specification alloys business due to reduced automobile production, and to a general slowdown in the U.S. economy which has reduced industrial production. The reduction in can stock volume was experienced primarily at the Post Falls, Idaho facility, where a major customer discontinued its can stock business, and at the Rockwood, Tennessee facility. Overall production was also impacted by the closure of the Bedford, Indiana facility and the temporary shutdown of the Wendover, Utah facility. The Wendover facility was temporarily closed due to the shutdown of primary aluminum production capacity in the Pacific Northwest.

The increase in aluminum percentage tolled in 2001 compared to the three and six month periods ended June 30, 2000 is primarily due to the increased capacity and volumes at the new Saginaw, Michigan plant, which supplies aluminum under a tolling supply agreement to General Motors.

ZINC PRODUCTION: For the three and six month periods ended June 30, 2001, the Company melted 26% and 27% less zinc, respectively, than it did during the same periods in 2000, mainly due to the slowdown of industrial production, higher natural gas costs and lower zinc prices which limited profitable processing opportunities.

REVENUES.  For the three month period ended June 30, 2001, the Company's
---------
consolidated revenues decreased 21% to $177,496,000 compared to $225,819,000 for the same period in 2000. For the six month period ended June 30, 2001, revenues decreased 19% to $364,848,000 compared to $449,078,000 for the same period in 2000. The aluminum and zinc segments accounted for 56% and 44%, respectively, of the overall revenue decrease for the three month period and 71% and 29%, respectively, for the six month period. The declines followed the reduction in processing pounds as described above.



The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE I - SEGMENT REPORTING):

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                              --------------------     --------------------
                                2001        2000         2001        2000
                              --------    --------     --------    --------
Revenues:
    Aluminum                  $130,765    $157,850     $265,293    $325,169
    Zinc                        46,731      67,969       99,555     123,909
                              --------    --------     --------    --------
Total Revenues                $177,496    $225,819     $364,848    $449,078
                              ========    ========     ========    ========

ALUMINUM REVENUES: For the three and six month periods ended June 30, 2001, the Company's aluminum revenues decreased 17% and 18%, respectively, compared to the same periods in 2000. The decrease was due principally to lower production volumes and an increase in the tolling percentage, as discussed above.

ZINC REVENUES: For the three and six month periods ended June 30, 2001, the Company's zinc revenues decreased 31% and 20% as compared to the same period in 2000. This decrease was also due to lower production volumes and selling prices.

GROSS PROFITS.  For the three month period ended June 30, 2001, the Company's
--------------
consolidated gross profits decreased 18% to $11,145,000 as compared to $13,531,000 in the same period in 2000. For the six month period ended June 30, 2001, consolidated gross profits decreased 36% to $19,001,000 compared to $29,633,000 in the first six months of 2000.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands) (See NOTE I - SEGMENT REPORTING):

                                          Three Months Ended           Six Months ended
                                               June 30,                    June 30,
                                         --------------------        ---------------------
                                           2001         2000           2001          2000
                                         -------      -------        -------       -------
Segment Income:
 Aluminum                                $ 9,306      $ 7,061        $15,061       $16,547
 Zinc                                        575        4,284          1,336         8,407
                                         -------      -------        -------       -------
Total segment income                       9,881       11,345         16,397        24,954

Items not included in gross profits:
 Plant selling expense                     1,245        1,294          2,561         2,729
 Management SG&A expense                     820        1,764          2,223         3,455
 Equity in earnings of affiliates           (860)        (898)        (1,897)       (1,568)
 Other income                                 59           26           (283)           63
                                         -------      -------        -------       -------
Gross Profits                            $11,145      $13,531        $19,001       $29,633
                                         =======      =======        =======       =======


ALUMINUM INCOME: For the three month period ended June 30, 2001, the Company's aluminum income increased 32% as compared to the same period in 2000. For the six month period ended June 30, 2001, aluminum income decreased 9% as compared to the same period of 2000. In the second quarter, the realization of the Company's cost reduction programs and a better performance by the specialty alloys division helped to offset the decline in volumes and resulted in the increased income. For the first six months of 2001, higher natural gas costs and weaker profit margins realized earlier in the year led to the decrease in income compared to the first six months of 2000.

ZINC INCOME: For the three and six month periods ended June 30, 2001, the Company's zinc income decreased 87% and 84%, respectively, as compared to the same periods in 2000. These negative variances were due to large increases in natural gas costs, weaker processing volumes and lower prevailing prices for the Company's zinc products.

SG&A EXPENSES.  Selling, general and administrative expenses for the three month
--------------
period ended June 30, 2001 were $6,207,000, a decrease of 3% from $6,417,000 for the comparable period last year. For the six month period ended June 30, 2001, selling, general and administrative expenses decreased by 20% to $10,926,000 as compared to $13,604,000 in the same period of 2000. The decrease in these periods was primarily a result of a reduction in headcount and a reduction in employee incentive costs.

AMORTIZATION EXPENSE.  Amortization expense for the three month period ended
---------------------
June 30, 2001 was $1,285,000, about equal to the $1,270,000 recorded in the same period last year. For the six month period ended June 30, 2001, amortization expense was $2,573,000, about equal to the $2,552,000 recorded in the same period last year.

INTEREST EXPENSE.  Interest expense for the three month periods ended June 30,
-----------------
2001 and 2000 was $2,559,000 and $4,629,000, respectively, representing a decrease of 45% in 2001. For the first six months of 2001, interest expense decreased 38% to $5,588,000 as compared to $8,943,000 in the same period of 2000. The decrease in these periods is due mainly to lower interest rates and lower amounts of debt outstanding.

FEES ON SALES OF RECEIVABLES.  On November 2, 2000, the Company and certain of
----------------------------
its subsidiaries entered into a Receivables Sale Facility with a special purpose subsidiary of the Company. Under this arrangement, the Company and each of its subsidiaries have sold receivables and other related assets to the special purpose subsidiary that, in turn has sold undivided interests therein to certain
financial institutions and other entities.   Fees incurred in connection with
these transfers for the three and six month periods ended June 30, 2001 were $916,000 and $2,127,000, respectively (see NOTE B-RECEIVABLES SALE).

INCOME TAXES. After excluding the effects of its interest in the VAW-IMCO joint
--------------
venture which is reported on an after tax basis, the Company recorded a tax benefit of 27% for the six month period ended June 30, 2001 compared to an effective tax rate of 39% for the comparable period of 2000.

EQUITY INCOME. Equity income for the three month periods ending June 30, 2001
--------------
and 2000 was $860,000 and $898,000, respectively. Equity income for the six month period ending the same dates was $1,897,000 and $1,568,000, respectively. The majority of the Company's equity income is generated from VAW-IMCO. (SEE
NOTE I-VAW-IMCO).

NET EARNINGS.  Net earnings decreased 40% to $918,000 for the three month period
-------------
ended June 30, 2001 as compared to net income of $1,537,000 for the same period in 2000. For the six month period ended June 30, 2001, net earnings decreased 87% to $551,000 compared to $4,101,000 for the same period in 2000. The decrease in these periods was primarily the result of higher natural gas costs, lower metal margins and lower production volumes caused by the slowdown in the U.S. economy.

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

During the first half of fiscal 2001, market factors that negatively affected the Company's results of operations and financial condition included:

  . reduced volumes at its aluminum recycling facilities due to lower market demand from customers serving the aluminum can stock market;

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

As a result of market factors, the Company has since late 2000 been implementing its program to reduce capacity at less efficient plants and reallocate that processing work to other facilities. In 2001 it permanently closed its Bedford, Indiana aluminum facility and its Chicago, Illinois zinc oxide plant. Two Company furnaces formerly in use at its closed Sikeston, Missouri facility have been transferred to the Company's new joint venture facility in Monterrey, Mexico. The Company also temporarily shut down its Wendover, Utah facility, due to a decrease in dross processing from primary aluminum customers in the Pacific Northwest (caused by capacity curtailments by those customers due to high power rates). That facility's dross processing is now being performed by the Company's Post Falls, Idaho plant. Utility power administrators may extend the primary producers' shutdown in the Pacific Northwest for as long as two years.

For the second half of fiscal 2001, the Company expects many of the conditions prevailing in its industry to continue. Continued weak demand from can stock customers and lower volumes in the Company's specialty alloys business, coupled with prevailing higher fuel costs, should continue to negatively impact the Company's results of operations. However, there were improvements in processing volumes and margins in the second quarter of 2001 compared to 2001's first quarter, particularly in the Company's aluminum segment. The improved margins resulted from the Company's cost reduction program, lower natural gas prices, the increasing use of more efficient fuel-burning technology for its furnaces, and the continuing reallocation of processing volumes among its aluminum plants.

The Company's zinc segment margins, which have been declining since the fourth quarter of 2000, are expected to show only marginal improvement for the second half of 2001.

With regards to its cost reduction initiatives, the Company has reduced personnel headcount by 13% in the first half of 2001, which is in addition to the 11% reduction carried out late last year. The Company is also focusing on reducing its selling, general and administrative expenses, its plant operating expenses and its working capital costs. In addition, the Company is now recovering additional higher gas costs it experienced in 2000, through escalation clauses that form a part of some customer contracts.

The operation of the Saginaw, Michigan specialty alloy plant at a higher capacity in 2001 compared to 2000, resulted in improved results for the aluminum specialty alloy division. However, specialty alloy volumes for July 2001 are expected to be lower than previous sequential months' volumes due to traditional closures of automotive plants in the summertime, coupled with continuing overall weak demand for companies supplying the automotive sector.

Factors that should positively affect results for the second half of 2001, in addition to certain of the matters cited above, include potential additional strengthening in prices for aluminum and zinc, and results reflected by the Company's cost reduction and plant operational efficiency initiatives. However, due to expected continued weakness in the Company's major markets, the Company is currently estimating only marginal profitability for its consolidated results of operations for the third quarter of 2001, and earnings results similar to the second quarter's results for the fourth quarter of 2001.

The Company is continuing to review expansion opportunities, particularly in Europe and in Latin America, through expansion of its major customer relationships, and project venture partnering opportunities. Its Mexico joint venture has commenced preliminary operations, and further expansion in the United Kingdom as well at VAW-IMCO joint venture facilities are planned beginning the second half of 2001.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.  Operations provided $10,370,000 and $20,102,000 of
--------------------------
cash during the first six months of 2001 and 2000, respectively. Changes in operating assets and liabilities resulted in a net cash use of $3,509,000 for the six months ended June 30, 2001 compared to providing cash of $317,000 for the same period in 2000. The extent of the change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $11,706,000 for the first six months of 2001 offset by a reduction of $23,000,000 in cash proceeds from the Company's Receivable Sale Facility compared to an increase in accounts receivable using $12,123,000 in the first half of 2000. Inventories were also a contributing factor to the overall change. Decreases in inventories were $11,047,000 for the six month period ended June 30, 2001 as compared to $19,767,000 for the comparable 2000 period. Net income of $551,000 for the first six months of 2001 compared to net income of $4,101,000 for the comparable 2000 period also reduced the overall level of cash provided from operations.

CASH FLOWS FROM INVESTING ACTIVITIES.  During the six month period ended June
------------------------------------
30, 2001, net cash used by investing activities was $2,444,000 as compared to $15,129,000 for the same period in 2000. The difference in these two periods is due to a reduction in payments for property, plant and equipment in 2001, as well as a dividend received from a non-consolidated subsidiary and proceeds from sales of property and equipment in 2001. The Company's total payments for property, plant and equipment in the first six months of 2001 decreased to $5,055,000, as compared to $14,476,000 spent in the first six months of 2000. Total capital expenditures for property, plant and equipment in 2001 are expected to approximate $12,000,000.

CASH FLOWS FROM FINANCING ACTIVITIES.  Net cash used by financing activities was
------------------------------------
$8,194,000 for the six month period ended June 30, 2001, as compared to $3,712,000 for the same period of 2000. In the first six months of 2001, the Company made net payments on its revolving credit facility of $3,235,000. For the first six months of 2000, the Company had net borrowings of $7,000,000. At June 30, 2001, the Company had $110,700,000 in indebtedness outstanding under its long-term revolving credit facility. The Company is currently unable to use most of the remaining borrowing capacity available under its Credit Agreement due to limitations imposed under the agreement. In addition, there were standby letters of credit outstanding with several banks totaling $3,241,000.

Financing activities for the first six months in 2000 included cash payments of $1,832,000 for dividends. Due to the Company's Board of Directors' decision to temporarily suspend its cash dividends on its common stock in February 2001, there were no dividend payments for the first six months of 2001. During the six month period ended June 30, 2000, $9,136,000 was expended to purchase 790,100 shares of the Company's common stock in open market transactions. On June 7, 2001, the Company purchased 644,500 shares of its common stock for a total consideration of $4,966,000, settling the forward share repurchase agreement entered into last year.

DEBT COVENANTS

The Company is currently in compliance with all the terms and conditions of its Credit Agreement. However, the Credit Agreement provides for more restrictive covenants beginning at the end of the third quarter of 2001 and it is possible that the Company may not be able to comply with the more stringent debt covenants. The Company plans to begin discussions with the lenders to amend the debt covenants to ensure compliance by the Company at the end of the third quarter of fiscal year 2001. The Company believes that it will be successful in amending its Credit Agreement, however there can be no assurance. In the event the Company is unsuccessful, the loan may be current and the lender could demand repayment of such amounts.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater , Michigan (Alchem Aluminum Inc. and IMCO Recycling of Michigan LLC), concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

In addition, on April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. The Company is currently investigating the allegations contained in the NOV.

Additionally, there is the possibility that expenditures could be required at Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

NEW ACCOUNTING PRONOUCNEMENT

In June 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the provisions of the new standard, goodwill and certain other intangibles will no longer be amortized, but instead will be reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles is less than its carrying amount. The Company will adopt the new standard on January 1, 2002. The Company has not completed an analysis of the potential impact of application of the impairment test of goodwill, however amortization of existing goodwill which was approximately $1,285,000 and $2,573,000 for the three and six months ended June 30, 2001, and estimated to be $5,350,000 for fiscal year 2001 will cease upon adoption of the new standard.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 -------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, and are subject to the "Safe Harbor" provisions in that enacted legislation. This information includes, without limitation, statements concerning the Company's estimated profitability in the third and fourth quarters of 2001; future profit margins, volumes, revenues, earnings, costs, energy costs, and expenses (including capital expenditures); future prices for metals; anticipated results of the Company's cost reduction program; access to adequate energy supplies at advantageous rates; anticipated cost savings from new and modified burner technologies and furnace designs; the Company's ability to continue to grow its domestic and foreign business through expansion, acquisition or partnering; the expected effects of production shutdowns at Company or customer facilities; future acquisitions, divestitures or corporate combinations; projected anticipated technological advances; future (or extensions of existing) long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; future dividends; potential affects of the Company's metals brokerage activities; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate,"

"expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: effects of future energy prices and related fuel costs; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the effects of any additional capacity reductions, processing work reallocations or reductions in headcount; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; special charges from cost reduction initiatives; competition for raw materials costs and pricing pressures from competitors; the mix of product sales business as opposed to tolling business; unforeseen difficulties in the operation or performance of the Company's ERP software system, and the Company's other operations and reporting systems; retention and financial condition of major customers; collectibility of receivables; currency exchange rate fluctuations; customer plant capacity curtailments; strikes, work stoppages or labor shutdowns at Company or customer plants; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap at facilities; reduced spreads between primary aluminum prices and aluminum scrap prices; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures. These statements are further qualified by the following:

 * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations, including energy and labor costs. Certain of the factors affecting revenues and costs are to a large degree outside of the control of the Company, including energy commodity prices, general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; weather conditions and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

 * The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company's product sales business. Prices can be volatile, which could affect the Company's product sales business. Lower market prices for primary metals may adversely affect the demand for the Company's recycling services and sales of its recycled metals.

 * The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations. Also, the market for zinc processing is highly cyclical.

 * Fluctuations in the costs of natural gas, raw materials and labor can materially affect the Company's financial position and results of operations from period to period.

 * The Company's key transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages affecting automotive customers of the Company (as well as customer facility production cutbacks) may have a material adverse effect on the Company's financial condition and results of operations.

 * The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations from period to period.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at June 30, 2001, and for the three and six month periods then ended prior to filing, and their report is included herein.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------   MARKET RISK

There have been no material changes regarding market risk and the Company's derivative instruments during the first half of 2001. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

The Annual Meeting of Stockholders of the Company was held on May 10, 2001, at which the election of two Class I Directors and the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for 2001 were considered. Don V. Ingram was elected as a director and received 11,692,008 votes for his election with 1,534,911 votes withheld. John E. Grimes
----------                             ---------
was elected as a director and received 11,896,514 votes for his election with
                                       ----------
1,330,405 votes withheld.  The following directors continued in office:  John J.
---------
Fleming, Jeb Hensarling, Don Navarro, Hugh G. Robinson and William Warshauer. Ernst & Young was ratified as independent public accountants for the Company for 2001 and received 12,682,204 votes for their ratification 502,557 votes against
                  ----------                              -------
and 42,158 votes abstaining.
    ------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

(b)  Reports on Form 8-K:

  No Current Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IMCO Recycling Inc.
                              (Registrant)


Date: August 13, 2001         By:   /s/  Robert R. Holian
                                 -------------------------------------
                              Robert R. Holian
                              Senior Vice President
                              Controller and Chief Accounting Officer