Form 10-Q
period 2001-09-30
IMCO RECYCLING INC
filed 2001-11-14
CIK 202890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

        [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 31, 2001.

                   Common Stock, $0.10 par value, 14,751,466
                   -----------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT
------

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                               September 30,                December 31,
                                                                                   2001                         2000
                                                                        -------------------------    ---------------------------
                                                                                (unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                                           $  5,226                       $  5,014
     Accounts receivable, net of allowance of $2,422 and $2,421 at
         September 30, 2001 and December 31, 2000, respectively.                           42,344                         21,229
     Inventories                                                                           40,618                         56,318
     Deferred income taxes                                                                  6,649                          3,726
     Other current assets                                                                   8,667                         10,450
                                                                        -------------------------    ---------------------------
          Total Current Assets                                                            103,504                         96,737
Property and equipment, net                                                               184,909                        196,133
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $20,356 and $17,215 at
     September 30, 2001 and December 31, 2000, respectively.                              115,687                        117,845
Investments in joint ventures                                                              17,066                         15,249
Other assets, net                                                                           4,686                          7,707
                                                                        -------------------------    ---------------------------
                                                                                         $425,852                       $433,671
                                                                        =========================    ===========================

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liablities
     Accounts payable                                                                    $ 64,004                       $ 83,552
     Accrued liabilities                                                                   16,897                         13,097
     Current maturities of long-term debt                                                      75                            112
                                                                        -------------------------    ---------------------------
          Total Current Liabilities                                                        80,976                         96,761
Long-term debt                                                                            144,313                        128,786
Deferred income taxes                                                                      17,374                         15,899
Other long-term liabilities                                                                10,874                         10,368

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
     none issued                                                                                -                              -
Common stock; par value $.10; 40,000,000 shares authorized;
     17,127,875 issued at September 30, 2001; 17,119,420 issued
     at December 31, 2000                                                                   1,713                          1,712
Additional paid-in captial                                                                105,817                        106,137
Retained earnings                                                                         101,513                        100,807
Accumulated other comprehensive loss, net                                                 (10,745)                        (5,143)
Treasury stock, at cost; 2,379,774 shares at September 30, 2001;
     1,789,152 shares at December 31, 2000                                                (25,983)                       (21,656)
                                                                        -------------------------    ---------------------------
          Total Stockholders' Equity                                                      172,315                        181,857
                                                                        -------------------------    ---------------------------
                                                                                         $425,852                       $433,671
                                                                        =========================    ===========================

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                       (in thousands, except share data)


                                                            For the three months                   For the nine months
                                                             ended September 30,                   ended September 30,
                                                      ---------------------------------    ------------------------------------
                                                             2001             2000                  2001              2000
                                                      ----------------   --------------    ------------------    --------------
Revenues                                                      $166,712         $205,619              $531,560          $654,697
Cost of sales                                                  156,881          192,687               502,728           612,132
                                                      ----------------   --------------    ------------------    --------------
Gross profits                                                    9,831           12,932                28,832            42,565
Selling, general and administrative expense                      5,713            6,864                16,639            20,468
Amortization expense                                             1,361            1,289                 3,934             3,840
Interest expense                                                 2,295            4,369                 7,884            13,311
Fees on sales of receivables                                       720                -                 2,847                 -
Interest and other (income)                                         18              203                  (458)              (42)
Equity in net earnings of affiliates                              (484)            (810)               (2,381)           (2,378)
                                                      ----------------   --------------    ------------------    --------------
Earnings before provision for income taxes and
     minority interests                                            208            1,017                   367             7,366
Provision (benefit) for income taxes                               (69)             (41)                 (529)            1,948
                                                      ----------------   --------------    ------------------    --------------
Earnings before minority interests                                 277            1,058                   896             5,418
Minority interests, net of provision for income taxes              122               41                   190               299
                                                      ----------------   --------------    ------------------    --------------
Net earnings                                                  $    155         $  1,017              $    706          $  5,119
                                                      ================   ==============    ==================    ==============

Net earnings per common share:
     Basic                                                    $   0.01         $   0.07              $   0.05          $   0.33
     Diluted                                                  $   0.01         $   0.07              $   0.05          $   0.33

Weighted average shares outstanding:
     Basic                                                      14,779           15,322                15,091            15,362
     Diluted                                                    14,842           15,446                15,120            15,421

Dividends declared per common share                           $      -         $   0.06              $      -          $   0.18

                     IMCO RECYCLING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                (in thousands)


                                                                                                For the nine months ended
                                                                                                     September 30,
                                                                                   -----------------------------------------------
                                                                                          2001                         2000
                                                                                   -------------------          ------------------
OPERATING ACTIVITIES
Net earnings                                                                             $    706                      $  5,119
Depreciation and amortization                                                              21,748                        21,322
Provision (benefit) for deferred income taxes                                               1,950                          (260)
Equity in earnings of affiliates                                                           (2,381)                       (2,524)
Other non-cash charges                                                                        859                         3,239
Changes in operating assets and liabilities:
 Accounts receivable                                                                        6,577                        (6,331)
 Accounts receivable sold                                                                 (28,600)                            -
 Inventories                                                                               15,670                        17,310
 Other current assets                                                                       1,691                             2
 Accounts payable and accrued liabilities                                                 (24,699)                      (11,719)
                                                                                   --------------               ---------------
Net cash (used by) from operating activities                                               (6,479)                       26,158

INVESTING ACTIVITIES
Payments for property and equipment                                                        (6,054)                      (25,824)
Other                                                                                       2,213                        (1,125)
                                                                                   --------------               ---------------
Net cash used by investing activities                                                      (3,841)                      (26,949)

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility                                      15,600                        16,000
Principal payments of long-term debt                                                         (110)                         (155)
Dividends paid                                                                                  -                        (2,751)
Minority interests                                                                           (240)                            -
Purchases of treasury stock                                                                (4,966)                       (9,120)
New debt issuance costs                                                                       (18)                         (168)
Other                                                                                         320                           643
                                                                                   --------------               ---------------
Net cash from financing activities                                                         10,586                         4,449
                                                                                   --------------               ---------------

Effect of exchange rate differences on cash and cash equivalents                              (54)                         (258)

Net increase in cash and cash equivalents                                                     212                         3,400
Cash and cash equivalents at January 1                                                      5,014                         2,578
                                                                                   --------------               ---------------
Cash and cash equivalents at September 30                                                $  5,226                      $  5,978
                                                                                   ==============               ===============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                               $  8,295                      $ 12,153
Cash payments for income taxes                                                           $    593                      $    707

                      IMCO RECYCLING INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
          (dollars in tables are in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior period statements to conform to the current period presentation.


NOTE B - RECEIVABLES SALE

The net proceeds under the Company's Receivables Sale Agreement were $61,400,000 and $90,000,000 at September 30, 2001 and December 31, 2000, respectively. For the three and nine month periods ending September 30, 2001, the Company incurred fees on the sale of its receivables in the amount of $720,000 and $2,847,000, respectively. See Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Fees on Sales of Receivables."

NOTE C - INVENTORIES

The components of inventories are:


                                                         September 30,         December 31,
                                                            2001                  2000
                                                     -------------------   -------------------
Finished goods                                                   $19,498               $30,357
Raw materials                                                     19,552                23,856
Supplies                                                           1,568                 2,105
                                                     -------------------   -------------------
                                                                 $40,618               $56,318
                                                     ===================   ===================

NOTE D - INCOME TAXES

After excluding the effects of its interest in the VAW-IMCO joint venture which is reported on an after tax basis, the Company recorded a tax benefit of 30% for the nine month period ended September 30, 2001 compared to an effective tax rate of 26% for the comparable period of 2000.


NOTE E - LONG-TERM DEBT

As of September 30, 2001, the Company had $129,500,000 of indebtedness outstanding under the Second Amended and Restated Credit Agreement and had approximately $42,924,000 available for borrowing. However, due to covenant constraints at the end of the third quarter of 2001, the Company was unable to draw on this credit source. At that time, the Company was engaged in discussions with its lenders to amend the terms of its credit facility. The amendment was approved in late October as described below.

On October 26, 2001 the Company amended the terms of this revolving credit facility. The Third Amendment to the Second Amended and Restated Credit Agreement (the "Third Amendment") reduced the maximum amount which could be drawn down under the facility from $175,000,000 to $160,000,000, increased the credit margins applied to alternate base rate loans and LIBOR loans, and amended certain financial and other covenants. The Third Amendment added provisions requiring the Company to prepay the facility from the proceeds of certain debt or equity financings - the facility indebtedness would be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance and 25% of the proceeds from any equity offering. The facility is currently scheduled to expire by its terms on December 31, 2003.

The Credit Agreement, as amended by the Third Amendment, also imposes on the
Company: (i) additional prohibitions against incurring indebtedness, (ii) further limitations on dividends on and repurchases of shares of capital stock, and
(iii) further limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and repurchases of the Company's capital stock will be prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and no default or event of default has occurred and is continuing or would result therefrom. Capital expenditures will be limited to those funded by the Company's internally generated cash and its international operations, plus up to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

Further, the Third Amendment requires the Company to grant a first lien mortgage in additional real property located at twelve of its operating plants as further security for the indebtedness under the Credit Agreement . The indebtedness under the Credit Agreement is currently secured by substantially all of the Company's personal property (except for accounts receivables and certain related assets sold under the Company's Receivables Sale Agreement), a first lien mortgage on certain real property at seven of the Company's operating plants, and a pledge of the capital stock of substantially all of the Company's subsidiaries.

The terms of the Third Amendment also provide that if the Company's Receivables Sale Facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the Receivables Sale Facility is reduced by an amount greater than 30% of its availability or commitment amount as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

As of November 8, 2001, the Company had $129,000,000 of indebtedness outstanding under the Credit Agreement and there was approximately $28,000,000 then available for borrowing under the terms of the facility. The Company believes that its cash on hand, the availability of funds under the credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the Credit Agreement, as amended by the Third Amendment, imposes significant constraints on funding the Company's growth plans in 2002 and beyond. Accordingly, management for the Company plans to seek additional sources of funds, including debt and equity financing alternatives, as a means to pay down the credit facility indebtedness under the Credit Agreement and accomplish the Company's growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve.

NOTE F - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

                                             Three months ended                  Nine months ended
                                                September 30,                      September 30,
                                        ---------------------------------   --------------------------------
                                             2001              2000             2001              2000
                                        ---------------   ---------------   --------------   ---------------
Weighted average shares outstanding
    for basic earnings per share                 14,779            15,322           15,091            15,362
Effect of equity forward contract                     -               124                -                53
Effect of employee stock options                     63                 -               29                 6
                                        ---------------   ---------------   --------------   ---------------
Weighted average shares outstanding
      for diluted earnings per share             14,842            15,446           15,120            15,421
                                        ===============   ===============   ==============   ===============

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

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that these types of incidents of noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and two of the Company's subsidiaries (Alchem Aluminum Inc. and IMCO Recycling of Michigan LLC), concerning air permits and emissions at their specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks to enforce the Company to comply with these laws as well as potentially substantial monetary penalties for these alleged violations. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

In addition, on April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. The Company is currently investigating the allegations contained in the NOV.

Further, there is the possibility that expenditures could be required at Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company's results of operations in future periods.

NOTE H - OTHER COMPREHENSIVE INCOME

                                           Three months ened                     Nine months ended
                                              September 30,                         September 30,
                                     --------------------------------     --------------------------------
                                          2001              2000               2001              2000
                                     --------------    --------------     --------------    --------------
Net income                                  $   155           $ 1,017            $   706           $ 5,119
     Hedging, net of tax                     (1,141)                -             (5,785)                -
     Foreign currency translation
         adjustment and other                   807            (2,814)               183            (3,822)
                                     --------------    --------------     --------------    --------------
Comprehensive (loss) income                 $  (179)          $(1,797)           $(4,896)          $ 1,297
                                     ==============    ==============     ==============    ==============

NOTE I - SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

There has been no material change in the Company's segment classifications during 2001.

                                               Three months ended                    Nine months ended
                                                  September 30,                        September 30,
                                        --------------------------------     --------------------------------
                                             2001              2000               2001              2000
                                        --------------    --------------     --------------    --------------
REVENUES:
     Aluminum                                 $124,172          $142,391           $389,464          $467,560
     Zinc                                       42,540            63,228            142,096           187,137
                                        --------------    --------------     --------------    --------------
Total revenues                                $166,712          $205,619           $531,560          $654,697
                                        ==============    ==============     ==============    ==============


INCOME:
      Aluminum                                $  8,016          $  6,822           $ 23,077          $ 23,369
      Zinc                                       1,014             3,311              2,350            11,718
                                        --------------    --------------     --------------    --------------
Total segment income                          $  9,030          $ 10,133           $ 25,427          $ 35,087
                                        ==============    ==============     ==============    ==============


Unallocated amounts:
     General and administrative expenses      $ (4,506)         $ (3,665)          $(10,650)         $(11,087)
     Amortization expense                       (1,361)           (1,289)            (3,934)           (3,840)
     Interest expense                           (2,295)           (4,369)            (7,884)          (13,311)
     Fees on sale of receivables                  (720)                -             (2,847)                -
     Interest and other income                      60               207                255               517
                                        --------------    --------------     --------------    --------------

Income before provision for income
     taxes and minority interests             $    208          $  1,017           $    367          $  7,366
                                        ==============    ==============     ==============    ==============

NOTE J - VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"). For the nine month periods ended September 30, 2001 and 2000, the Company's equity in the net income of VAW-IMCO was $2,376,000 and $1,991,000, respectively. The following table represents the condensed income statements for VAW-IMCO for the three and nine month periods ended September 30, 2001 and 2000.

                                        Three months ended              Nine months ended
                                          September 30,                   September 30,
                                   -----------------------------   ------------------------------
                                        2001            2000            2001             2000
                                   -------------   -------------   -------------   --------------
Revenues                                 $52,337         $48,690        $172,566         $143,437
Gross Profit                             $ 3,835         $ 4,244        $ 14,642         $ 13,538
Net Income                               $ 1,011         $ 1,441        $  4,686         $  4,010
                                   =============   =============   =============   ==============

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 142 "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the provisions of the new standard, goodwill and certain other intangibles will no longer be amortized, but instead will be reviewed at least annually for impairment at the reporting unit level and written down (expensed against earnings) when the implied fair value of a reporting unit, including goodwill and other related intangibles is less than its carrying amount. The Company will adopt the new standard on January 1, 2002. The Company has not completed an analysis of the potential impact of application of the impairment test on its current goodwill. The probable effects of such analysis for goodwill impairments, if any, cannot presently be determined. However, no assurances can be given that a provision for impairment will not be required upon completing such analysis. Amortization of existing goodwill which was approximately $1,031,000 and $2,944,000 for the three and nine months ended September 30, 2001, respectively, and is currently estimated to be $3,924,000 for fiscal 2001, will cease upon adoption of the new standard.

NOTE L - SUBSEQUENT EVENTS

On October 26, 2001, the Company amended the terms of its long-term revolving credit facility with its lenders (see NOTE E - LONG-TERM DEBT).

On November 1, 2001, the Company and one of its subsidiaries amended the terms of the Receivables Purchase Agreement under its receivables sales facility (see NOTE B - RECEIVABLES SALE). Amendment No. 1 to Receivables Purchase Agreement (the "RPA Amendment") amends certain defined terms concerning reserve percentages and fee arrangements contained in the Receivable Purchase Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
          CONDITION AND RESULTS OF OPERATIONS

A majority of the Company's processing volumes consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal, and the production of other value-added zinc products, for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces both lower revenues and lower costs of sales than the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues. The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                         Three months ended                          Nine months ended
                                            September 30,                              September 30,
                                  ------------------------------------     ---------------------------------------
                                         2001               2000                  2001                  2000
                                  -----------------    ---------------     -----------------    ------------------
Pounds processed                            647,823            696,358             1,902,732             2,187,038
Percentage of pounds tolled                      64%                59%                   62%                   57%
Revenues                                   $166,712           $205,619            $  531,560            $  654,697
Gross profits                              $  9,831           $ 12,932            $   28,832            $   42,565
                                  =================    ===============     =================    ==================

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000, AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

PRODUCTION.  For the three month period ended September 30, 2001, the Company
-----------
melted 647.8 million pounds, 7% less than the 696.4 million pounds melted during the same period in 2000. For the nine month period ended September 30, 2001, the Company melted 1.9 billion pounds, 13% less metal compared to 2.2 billion pounds during the same period in 2000. The aluminum and zinc segments accounted for 72% and 28%, respectively, of the overall production decrease for the three month period and 82% and 18%, respectively, for the nine month period. Tolling activity for both the three and nine month periods ended September 30, 2001 represented 64% and 62%, respectively, of total pounds processed, compared to 59% and 57% for the same periods of 2000.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                       Three months ended                      Nine months ended
                                          September 30,                          September 30,
                                ---------------------------------     -------------------------------------
                                     2001               2000                  2001                2000
                                --------------    ---------------     -----------------    ----------------
Pounds Processed:
     Aluminum                          588,185            623,038             1,740,747           1,972,620
     Zinc                               59,638             73,320               161,985             214,418
                                --------------    ---------------     -----------------    ----------------
Total Pounds Processed                 647,823            696,358             1,902,732           2,187,038
                                ==============    ===============     =================    ================

Percentage Tolled:
     Aluminum                               70%                66%                   67%                 63%
     Zinc                                    3%                 3%                    3%                  4%
Total Percentage Tolled                     64%                59%                   62%                 57%

ALUMINUM PRODUCTION: For the three month period ended September 30, 2001, the Company melted 6% less aluminum than it did during the same period in 2000. For the nine month period ended September 30, 2001, the Company melted 12% less aluminum than in the first nine months of 2000. The decrease in aluminum production for the three and nine month periods was due mostly to a general slowdown in the U.S. economy which has reduced industrial production and reduced the amount of scrap available for processing. Production was also negatively impacted by the Company's closure of the Bedford, Indiana facility and the temporary shutdown of the Wendover, Utah facility in early 2001. The Wendover facility was temporarily closed due to the shutdown of primary aluminum production capacity in the Pacific Northwest.

The increase in aluminum percentage tolled in 2001 compared to the three and nine month periods ended September 30, 2000 is primarily due to the increased capacity and volumes at the new Saginaw, Michigan plant, which supplies aluminum under a tolling supply agreement to General Motors.

ZINC PRODUCTION: For the three and nine month periods ended September 30, 2001, the Company melted 19% and 24% less zinc, respectively, than it did during the same period in 2000, mainly due to the slowdown of U.S. industrial zinc production and lower demand for the Company's zinc products and services, higher natural gas costs and lower zinc prices which limited profitable processing opportunities.

REVENUES.  For the three month period ended September 30, 2001, the Company's
---------
consolidated revenues decreased 19% to $166,712,000 compared to $205,619,000 for the same period in 2000. For the nine month period ended September 30, 2001, revenues decreased 19% to $531,560,000 compared to $654,697,000 for the same period in 2000. The aluminum and zinc segments accounted for 47% and 53%, respectively, of the overall revenue decrease for 2001's three month period and 63% and 37%, respectively, for 2001's nine month period. The reasons for the declines in revenue were the same as the reasons for the declines in processing volumes described above.

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE I - SEGMENT REPORTING):

                                        Three months ended                   Nine months ended
                                            September 30,                       September 30,
                                   --------------------------------    --------------------------------
                                       2001              2000              2001              2000
                                   --------------   ---------------    --------------   ---------------
Revenues:
     Aluminum                            $124,172          $142,391          $389,464          $467,560
     Zinc                                  42,540            63,228           142,096           187,137
                                   --------------   ---------------    --------------   ---------------
Total Revenues                           $166,712          $205,619          $531,560          $654,697
                                   ==============   ===============    ==============   ===============

ALUMINUM REVENUES: For the three and nine month periods ended September 30, 2001, the Company's aluminum revenues decreased 13% and 17%, respectively, compared to the same periods in 2000. The decrease was due principally to lower production volumes and a higher tolling percentage for the reasons described above.

ZINC REVENUES: For the three and nine month periods ended September 30, 2001, the Company's zinc revenues decreased 33% and 24%, respectively, compared to the same periods in 2000. This decrease was also due to lower zinc production volumes and selling prices.

GROSS PROFITS.  For the three month period ended September 30, 2001, the
--------------
Company's consolidated gross profits decreased 24% to $9,831,000 as compared to $12,932,000 for the same period in 2000. For the nine month period ended September 30, 2001, consolidated gross profits decreased 32% to $28,832,000 compared to $42,565,000 for the first nine months of 2000.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands) (See NOTE I - SEGMENT REPORTING):

                                             Three months ended                    Nine months ended
                                                September 30,                        September 30,
                                       --------------------------------     --------------------------------
                                            2001              2000               2001              2000
                                       --------------    --------------     --------------    --------------
Segment Income:
     Aluminum                                  $8,016           $ 6,822            $23,077           $23,369
     Zinc                                       1,014             3,311              2,350            11,718
                                       --------------    --------------     --------------    --------------
Total segment income                           $9,030           $10,133            $25,427           $35,087
                                       ==============    ==============     ==============    ==============

Items not included in gross profits:
     Plant selling expense                     $1,256           $ 1,380            $ 3,817           $ 4,109
     Management SG&A expense                      (49)            1,819              2,174             5,275
     Equity in earnings of affiliates            (484)             (810)            (2,381)           (2,378)
     Other income                                  78               410               (205)              472
                                       --------------    --------------     --------------    --------------
Gross Profits                                  $9,831           $12,932            $28,832           $42,565
                                       ==============    ==============     ==============    ==============

ALUMINUM INCOME: For the three month period ended September 30, 2001, the Company's aluminum income increased 17% as compared to the same period in 2000. For the nine month period ended September 30, 2001, aluminum income decreased 1% as compared to the same period of 2000. In the third quarter of 2001, a better performance by the specialty alloys division, due to production at the Company's new Saginaw facility and the absence of negative charges recorded in last year's third quarter helped to offset the decline in volumes, and resulted in the increased income. For the first nine months of 2001, higher natural gas costs and lower processing volumes resulted in the decrease in income compared to the first nine months of 2000.

ZINC INCOME: For the three and nine month periods ended September 30, 2001, the Company's zinc income decreased 69% and 80%, respectively, as compared to the same periods in 2000. These decreases were due to low processing volumes , increases in natural gas fuel costs, and significantly lower prevailing prices for the Company's zinc products.

SG&A EXPENSES.  Selling, general and administrative expenses for the three month
--------------
period ended September 30, 2001 were $5,713,000, a decrease of 17% from $6,864,000 for the comparable period in 2000. For the nine month period ended September 30, 2001, selling, general and administrative expenses decreased by 19% to $16,639,000 as compared to $20,468,000 in the same period of 2000. The decrease in these periods was primarily a result of a reduction in headcount and reduced employee incentive compensation costs.

AMORTIZATION EXPENSE.  Amortization expense for the three month period ended
---------------------
September 30, 2001 was $1,361,000, an increase of 6% as compared to the $1,289,000 recorded in the same period last year. For the nine month period ended September 30, 2001, amortization expense was $3,934,000, about equal to the $3,840,000 recorded in the same period last year.

FEES ON SALES OF RECEIVABLES.  On November 2, 2000, the Company and certain of
----------------------------
its subsidiaries entered into a Receivables Sale Facility with a special purpose subsidiary of the Company. Under this arrangement, the Company and each of its subsidiaries have sold receivables and other related assets to the special purpose subsidiary that, in turn, has sold undivided interests in these receivables and other related assets to certain financial institutions and other
entities.   Fees incurred in connection with these transfers for the three and nine month periods ended September 30, 2001 were $720,000 and $2,847,000, respectively (see NOTE B-RECEIVABLES SALE).

INTEREST EXPENSE.  Interest expense for the three month periods ended September
-----------------
30, 2001 and 2000 was $2,295,000 and $4,369,000, respectively, representing a decrease of 47% in 2001. For the first nine months of 2001, interest expense decreased 41% to $7,884,000 as compared to $13,311,000 in the same period of 2000. The decrease in these periods is due mainly to lower prevailing interest rates and lower amounts of debt outstanding. The Company reduced its long-term debt under its principal credit facility from proceeds from sales of receivables in 2000 under its Receivables Sales Facility.

INCOME TAXES.   After excluding the effects of its interest in the VAW-IMCO
-------------
joint venture which is reported on an after-tax basis, the Company recorded a tax benefit of 30% for the nine month period ended September 30, 2001 compared to an effective tax rate of 26% for the comparable period of 2000.

EQUITY INCOME.  Equity income for the three month periods ended September 30,
--------------
2001 and 2000 was $484,000 and $810,000, respectively. Equity income for the nine month periods ended the same dates was $2,381,000 and $2,378,000, respectively. The majority of the Company's equity income is generated from VAW-IMCO. (See NOTE J - VAW-IMCO).

NET EARNINGS.  Net earnings decreased 85% to $155,000 for the three month period
-------------
ended September 30, 2001, compared to net income of $1,017,000 for the same period in 2000. For the nine month period ended September 30, 2001, net earnings decreased 86% to $706,000 compared to $5,119,000 for the same period in 2000. The decrease in these periods was primarily the result of lower production volumes caused by the slowdown in the U.S. economy, higher natural gas fuel costs at Company facilities, and lower metal prices.

SPECIAL FACTORS AND OUTLOOK


Certain of the statements below contain projections and estimates based on current expectations for the remainder of 2001 and for 2002. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section titled "CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS" below. These statements do not reflect the potential impact of any acquisitions or divestitures that may be completed or unforeseen events that may occur after the date of this filing.

During the first nine months of 2001, market factors that negatively affected the Company's results of operations and financial condition included:

  . reduced volumes at its aluminum and zinc facilities principally due to the continuing decline in U.S. industrial production;

  .    higher natural gas fuel costs;

  . weaker market conditions for its customers serving the transportation, can sheet and construction sectors;

  .    a precipitous drop in zinc prices;

  .    continuing over-capacity of specialty alloy suppliers; and

  .    lower margins, particularly in the zinc segment.

For the rest of 2001 and into 2002, the Company expects many of the prevailing industry conditions to continue. Continued weak domestic industrial production should continue to negatively impact the Company's results of operations. However, the Company's ongoing cost reduction program, lower natural gas costs and increasing uses of natural gas hedges, further utilization of efficient fuel-burning technologies for its furnaces, and the reallocation of processing volumes among its facilities should continue to have the effect of reducing overall operational costs.

The Company's international operations have outperformed their U.S. counterpart during 2001. The Company is continuing to pursue growth opportunities in Europe and in Latin America through expansion of its major customer relationships and project venture partnering opportunities.

The Company does not foresee any improvement in its estimated results of operations for the fourth quarter of 2001. Until U.S. industrial demand increases, the Company's overall domestic operations should be expected to remain weak. Profitability should improve in 2002 assuming the slowdown in the U.S. economy is short-lived, the

Company can execute on its international expansion program, and additional cost savings are accomplished.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.



LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.  The Company's operations used $6,479,000 of net
--------------------------
cash during the first nine months of 2001 as compared to providing cash of $26,158,000 during the same period of 2000. Changes in operating assets and liabilities resulted in a net cash use of $29,361,000 for the nine months ended September 30, 2001, compared to a use of $738,000 for the same period in 2000. Accounts receivable decreased by $6,577,000 for the first nine months of 2001, which was offset by a reduction of $28,600,000 in cash proceeds from the Company's Receivable Sale Facility, compared to an increase in accounts receivable representing a use of $6,331,000 in cash in the third quarter of 2000. Reductions in 2001 in inventory of $15,670,000 represented a source of cash. However, decreases in accounts payable and accrued liabilities were also a contributing factor to the overall change. Decreases in accounts payable and accrued liabilities were $24,699,000 for the nine month period ended September 30, 2001, as compared to $11,719,000 for the comparable 2000 period. Net income of $706,000 for the first nine months of 2001 compared to net income of $5,119,000 for the comparable 2000 period also increased the amount of cash used by operations.

CASH FLOWS FROM INVESTING ACTIVITIES.  During the nine month period ended
------------------------------------
September 30, 2001, net cash used by investing activities was $3,841,000 as compared to $26,949,000 for the same period in 2000. The difference in these two periods is primarily due to a reduction in payments for property, plant and equipment in 2001. The Company's total payments for property, plant and equipment in the first nine months of 2001 decreased to $6,054,000, as compared to $25,824,000 in the first nine months of 2000. Total capital expenditures for property, plant and equipment in 2001 are expected to approximate $12,000,000.

CASH FLOWS FROM FINANCING ACTIVITIES.  Net cash provided by financing activities
------------------------------------
was $10,586,000 for the nine month period ended September 30, 2001, as compared to $4,449,000 for the same period of 2000. As of November 8, 2001, the Company had $129,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $28,000,000 available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $3,416,000. The Company is currently able to use all of the borrowing capacity available under its Credit Agreement within the limitations imposed under the agreement by its debt covenants.

Uses of cash in financing activities for the first nine months in 2000 included cash payments of $2,751,000 for dividends. Due to the Company's Board of Directors' decision to suspend cash dividends on its common stock in February 2001, there were no dividend payments for the first nine months of 2001. During the nine month period ended September 30, 2000, $9,120,000 was expended to purchase 790,100 shares of the Company's common stock in open market transactions. On June 7, 2001, the Company purchased 644,500 shares of its common stock for a total consideration of $4,966,000, settling its forward share repurchase agreement entered into in 2000.

AMENDMENT TO CREDIT FACILITY.  On October 26, 2001 the Company amended the terms
-----------------------------
of its revolving credit facility. The Third Amendment to the Second Amended and Restated Credit Agreement (the "Third Amendment") reduced the maximum amount which could be drawn down under the facility from $175,000,000 to $160,000,000, increased the credit margins applied to alternate base rate loans and LIBOR loans, and amended certain financial and other covenants. The Third Amendment added provisions requiring the Company to prepay the facility from the proceeds of certain debt or equity financings - the facility indebtedness would be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance and 25% of the proceeds from any equity offering. The facility is currently scheduled to expire by its terms on December 31, 2003.

The Credit Agreement, as amended by the Third Amendment, also imposes on the
Company: (i) additional prohibitions against incurring indebtedness, (ii) further limitations on dividends on and repurchases of shares of capital stock, and (iii) further limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and repurchases of the Company's capital stock will be prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and no default or event of default has occurred and is continuing or would result therefrom. Capital expenditures will be limited to those funded by the Company's internally generated cash and its international operations, plus up to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

Further, the Third Amendment requires the Company to grant a first lien mortgage in additional real property located at twelve of its operating plants as further security for the indebtedness under the Credit Agreement. The indebtedness under the Credit Agreement is currently secured by substantially all of the Company's personal property (except for accounts receivables and certain related assets sold under the Company's Receivables Sale Agreement), a first lien mortgage on certain real property at seven of the Company's operating plants, and a pledge of the capital stock of substantially all of the Company's subsidiaries.

The terms of the Third Amendment also provide that if the Company's Receivables Sale Facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the Receivables Sale Facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

As of November 8, 2001, the Company had $129,000,000 of indebtedness outstanding under the Credit Agreement and there was approximately $28,000,000 available for borrowing under the terms of the facility. The Company believes that its cash on hand, the availability of funds under the credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the Credit Agreement, as amended by the Third Amendment, imposes significant constraints on funding the Company's growth plans in 2002 and beyond. Accordingly, management for the Company plans to seek additional sources of funds, including debt and equity financing alternatives, as a means to pay down the credit facility indebtedness under the Credit Agreement and accomplish the Company's growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve.



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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater , Michigan (Alchem Aluminum Inc. and IMCO Recycling of Michigan LLC), concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. On May 16, 2001, the Company filed with the Court its answer to the complaint. In August 2001, the State amended its complaint, adding Alchem Aluminum Inc. and IMCO Recycling of Michigan LLC as named party-defendants. The Company believes it has meritorious defenses and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

In addition, on April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater, Michigan facilities. The NOV addresses the same instances of noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emissions from both the Alchem and IMCO Michigan facilities located in Coldwater. In September, 2001, the Company filed its response with Region V of the Environmental Protection Agency.

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

This information includes, without limitation, statements concerning future volumes, revenues, earnings, profit margins, costs, energy costs, and expenses (including capital expenditures); the length of the worldwide economic slowdown and its effect on the Company's customers; downward price pressures on aluminum and zinc; increased aluminum content in automobiles; automotive business slowdowns; anticipated results of the Company's cost reduction program; future access to adequate energy supplies at advantageous rates; anticipated effects of recent accounting pronouncements, including those which may require additional asset write-downs; anticipated cost savings from new and modified furnace designs; the Company's ability to continue to grow its domestic and foreign business through expansion, acquisition or partnering; ability of the Company to fund its growth plan and strategic opportunities; future sources of capital; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; and the future mix of business (product sales vs. tolling). When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could affect the Company's actual results and cause actual results to differ materially from those that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: continuation of weakened economic conditions in the U.S. and Europe; continued weakening of metal prices; negative impact of terrorist attacks and threats or actual war; the effects of any additional capacity reductions or reductions in headcount; special charges from cost reduction initiatives; pricing pressures from competitors; effects of higher future energy prices; weakness in demand from the automotive, construction and packaging markets; retention and financial condition of major customers; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of new or modified environmental and other governmental regulations; currency exchange rate fluctuations; strikes, work stoppages or labor shutdowns at Company or customer plants; the effects of shortages and oversupply in used aluminum beverage containers and can scrap at facilities; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures. These statements are further qualified by the following:

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

* The markets for aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company's key markets. Unanticipated actions or developments by or affecting the Company's competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company's financial position and results of operations. The market for zinc processing and sales is highly cyclical.

* Fluctuations in the costs of fuels, raw materials and labor can materially affect the Company's financial position and results of operations from period to period.

* The Company's key transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Seasonal production shutdowns, strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company's financial condition and results of operations.

* The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations. The Company's amended credit facility contains certain constraints on the Company's ability to make capital expenditures for certain environmental equipment.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at September 30, 2001, and for the three and nine month periods then ended prior to filing, and their report is included herein.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------
          MARKET RISK

There have been no material changes regarding market risk and the Company's derivative instruments during the first nine months of 2001. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

On October 26, 2001 the Company amended the terms of its long-term revolving credit facility with its lenders. The Third Amendment to the Second Amended and Restated Credit Agreement (the "Third Amendment") reduced the maximum amount which could be drawn down under the facility from $175,000,000 to $160,000,000, increased the credit margins applied to alternate base rate loans and LIBOR
loans; and amended certain financial and other covenants.   Under the Third
Amendment, cash dividends on and repurchases of the Company's capital stock are prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or stock repurchases each year so long as it remains in compliance with this ratio requirement, and no default or event of default has occurred and is continuing or would result therefrom . See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Amendment to Credit Facility."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)  The following exhibits are included herein:

     10.1 Third Amendment to the Second Amended and Restated Credit Agreement dated as of October 26, 2001 by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto and The Chase Manhattan Bank in its capacity as Administrative Agent.

     15.1 Acknowledgment letter regarding unaudited financial information from Ernst & Young LLP

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMCO Recycling Inc.
                                        (Registrant)


Date:  November 14, 2001                By:     /s/  Robert R. Holian
                                           -------------------------------------
                                        Robert R. Holian
                                        Senior Vice President
                                        Controller and Chief Accounting Officer