Form 10-K405
period 2001-12-31
IMCO RECYCLING INC
filed 2002-03-22
CIK 202890

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

                                   Yes   X    No___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, the aggregate market value of voting and non-voting common equity held by nonaffiliates of the Registrant was $97,739,206.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2002.

                   Common Stock, $0.10 par value, 14,650,603
                   -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM                                                                        PAGE
----                                                                        ----

PART I
------
Item 1.    Business                                                            3

Item 2.    Properties                                                         13

Item 3.    Legal Proceedings                                                  14

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 4A.   Executive Officers of the Registrant                               15

PART II
-------
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                17

Item 6.    Selected Financial Data                                            18

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                18

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         36

Item 8.    Financial Statements and Supplementary Data                        39

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                                64

PART III
--------
Item 10.   Directors and Executive Officers of the Registrant                 64

Item 11.   Executive Compensation                                             64

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                         64

Item 13.   Certain Relationships and Related Transactions                     64

PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                           65

Signatures                                                                    69

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See ITEM 7. "MANAGEMENT'S
                                                        ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance and assumptions underlying those statements. These forward-looking statements may be identified by words such as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes it has a reasonable basis to make these statements, through management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1.   BUSINESS
------

GENERAL

IMCO Recycling Inc. recycles aluminum and zinc. Except where the context otherwise requires, the term "Company" used in this Form 10-K means IMCO Recycling Inc. and its subsidiaries. The Company is the largest aluminum recycler in the United States and believes that it is the largest aluminum recycler in the world. The Company's processing of aluminum includes used aluminum beverage cans ("UBCs"), aluminum scrap and dross (a by-product of aluminum production). The Company converts UBCs, scrap and dross into molten metal in furnaces at facilities owned or operated by the Company. While the aluminum is in molten form, the Company may blend in other metals to provide specific desirable qualities such as increased strength, formability and wear resistance. The Company then delivers the processed aluminum to customers in molten form or ingots.

The Company is also one of the world's largest zinc recyclers. Its U.S. Zinc Corporation subsidiary uses furnaces to convert zinc scrap and dross into various value-added zinc products, such as zinc oxides, zinc dust and metal.

A majority of the Company's processing capacity is utilized to recycle customer-owned materials, for which the Company charges a fee (a service called "tolling"). During 2001, approximately 63% of the Company's total pounds of metal melted involved tolling. The balance of the Company's business involves the purchase of scrap and dross for processing and recycling by the Company for subsequent resale ("product sales" business).

The Company's business has benefited from the growing trend to include recycled materials in finished products, the growth in the production and recycling of containers and packaging, and the increasing utilization of aluminum in automotive components. Similar trends have been experienced in recent years in domestic zinc recycling. Additionally, the use of recycled aluminum in manufacturing operations in Europe and Latin America is increasing.

Over the past decade, production of primary metal, aluminum recycling and imports have each accounted for roughly one-third of U.S. aluminum supply. Shipments to the transportation sector now consume some 37% of total supply, while container and packaging, mainly the manufacturing of beverage cans, utilizes 23% of annual shipments and building and construction accounts for 15%. During 2001, production of primary metal declined by 28% to a 15-year low because of the shutdown of 10 smelters in the Pacific Northwest due to the high cost and lack of availability of electric power.

The Company's aluminum customers include some of the world's major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the aluminum metal processed by the Company is used to produce products for the transportation, packaging and construction industries, which constitute the three largest aluminum markets. Due to the increasing use of aluminum in automotive components, much of the Company's recent growth has been directed toward serving the transportation sector. The Company's principal aluminum customers include Alcoa Inc., Commonwealth Aluminum Corporation ("Commonwealth"), Ford Motor Company ("Ford"), General Motors Corporation ("GM"), Toyota Tsusho America, Inc. and Wise Metals Company ("Wise Metals").

The Company's zinc customers include some of the world's major tire and rubber producers and galvanizers, steel companies and other processors, including Goodyear Tire & Rubber Co., Michelin Tire and Dow Agrosciences.

GROWTH OF BUSINESS

Since its formation in 1988, the Company has increased its number of facilities and capacity through acquisitions, construction of new facilities and expansion of existing facilities. Implementation of this growth strategy was accelerated during the mid-1990s. The Company has grown from owning and operating five recycling plants having a total annual processing capacity of 735 million pounds of aluminum and 50 million pounds of zinc and other metals in January 1993, to 21 U.S recycling and processing plants and foreign facilities in Swansea, Wales and Monterrey, Mexico at December 31, 2001, which have a total annual melting capacity of approximately 2.9 billion pounds of aluminum and 290 million pounds of zinc. Due to prevailing economic and market conditions in 2001, three plants ceased or suspended operations. See "Operations-General" below.

In December 2000, operations commenced at the Company's new aluminum alloying facility near Saginaw, Michigan, which supplies molten aluminum to GM under a long-term supply agreement that is being re-negotiated. This plant achieved its rated capacity during the third quarter of 2001. The Company also owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"), which has an annual melting capacity of 600 million pounds. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    ------
CONDITION AND RESULTS OF OPERATIONS--VAW-IMCO." In October, the Company completed the acquisition of a majority interest in a joint venture that operates an aluminum recycling facility in Monterrey, Mexico.

CERTAIN FACTORS

For descriptions of certain factors affecting the Company, including commitments and contingencies which subject the Company to certain continuing risks, see (i) "ENVIRONMENTAL MATTERS" below, (ii) ITEM 3. "LEGAL PROCEEDINGS," (iii) ITEM 7.
                                    ------                             ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and
(iv) NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements.

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

PRODUCTS AND SERVICES

Aluminum. The Company recycles aluminum and delivers the recycled metal to
--------
customers as molten aluminum or ingots. The Company's U.S. customers include most of the major aluminum producers and aluminum diecasters, extruders, automotive companies and other processors of aluminum products. In Europe, the Company supplies recycled aluminum to major aluminum producers through long-term contracts with its customers.

The Company manufactures specification aluminum alloy products at four dedicated facilities for automotive equipment manufacturers and their suppliers. In addition, two other plants manufacture a variety of aluminum products that are ultimately used as metallurgical additions in the steel making process, such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. The major force behind increased demand for recycled aluminum in recent years has been aluminum's increasing use in auto and truck components, including body structures.

Zinc. Zinc is used in diecastings, in brass-making as an alloying metal with
----
copper and in chemical compounds to produce rubber, ceramics, paints and fertilizer. However, its most unique quality is its natural ability to metallurgically bond with iron and steel and protect these metals from corrosion. The Company manufactures three value-added zinc products: zinc oxides, zinc dust and zinc metal.

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

Foreign Expansion. The Company continues to evaluate expansion opportunities in
-----------------
foreign countries where market conditions warrant. The Company anticipates further capacity expansion at its VAW-IMCO facilities in Germany, plans to build another facility in the United Kingdom, and is in the process of investigating opportunities in Brazil. General political and economic conditions in foreign countries may affect the business prospects and results of operations of the Company. Foreign operations are generally subject to risks, including foreign currency exchange rate fluctuations, environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency. See ITEM 7. "MANAGEMENT'S
                                                       ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- VAW-IMCO."

SALES AND LONG-TERM CONTRACTS

Aluminum-General. The Company's principal aluminum customers use recycled
----------------
aluminum to produce can sheet, building, automotive and other products. No single aluminum customer of the Company accounted for 10% or more of the Company's consolidated revenues in fiscal 2001.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders.

Aluminum-Long-Term Contracts. The Company has secured long-term agreements for
----------------------------
its recycling services with Alcoa, Commonwealth, Aluminum Norf GmbH, Wise Metals, PBR Automotive, GM and Nemak, S.A. The remaining terms of these contracts as of December 31, 2001 ranged from 1 year to 10 years, although many of the contracts provide for extension periods. Amounts melted under multi-year contracts with its customers represented approximately 36% of the Company's total aluminum volume for 2001. Many of these agreements contain cross-indemnity provisions, including provisions obligating the Company to indemnify the customer for certain environmental liabilities that the customer may incur.

The Company plans to seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities and dedicated contracts with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer, or the reduction of that customer's business level, could have a material adverse effect on the Company's financial condition and results of operation, and any timely replacement of volumes could prove difficult.

Zinc. Most of the Company's zinc products are sold directly to end-users. No
----
single zinc customer accounted for more than 10% of the Company's consolidated revenues in 2001. Most of the Company's contracts with zinc customers are for a term of one year or less. The Company historically has maintained no significant backlog of orders for zinc products.

General. The primary metals industry and the metals recycling industry are
-------
subject to cyclical fluctuations, depending upon the level of demand in metal consuming industries. Reduced industrial demand and declines in U.S. production adversely affected the Company's results of operations during 2001. See ITEM 7.
                                                                        ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

The Company sells to both domestic and international customers. Sales to customers in foreign locations accounted for approximately 11%, 15% and 14% of consolidated revenues in 2001, 2000 and 1999 respectively, and aluminum shipments to customers located in Canada accounted for approximately 8% of total consolidated revenues for each of these years. See ITEM 7. "MANAGEMENT'S
                                                   ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS" and NOTE M -- "SEGMENT INFORMATION" of Notes to Consolidated Financial Statements.

THE RECYCLING/MANUFACTURING PROCESS

Aluminum. The Company uses two types of furnace technology: rotary and
--------
reverberatory. Rotary or barrel-like furnaces are able to pour a batch of melted aluminum recovered from dross and then immediately switch to other types of material, such as scrap. Reverberatory furnaces are stationary and use both radiation and convection heating to melt the material being processed. Each of these furnace technologies has advantages over the other, depending on the type of material processed.

The recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Some of the Company's plants deliver molten aluminum in crucibles directly to their customers' manufacturing facilities. As of December 31, 2001, the Company had the capacity to provide approximately 79% of its domestic processed aluminum in molten form. The molten aluminum is poured from the crucible into the customer's furnace, saving the customer the time and expense of remelting aluminum ingots. The Company normally charges an additional fee for transportation and handling of molten aluminum.

Alloying. At the Company's metal alloying facilities in Coldwater, Michigan,
--------
Saginaw, Michigan and Shelbyville, Tennessee, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to its customers. The Coldwater alloying facility generates dross, which is then recycled at the Company's adjacent aluminum recycling facility in Coldwater.

By-products. A by-product of processing primary aluminum materials through
-----------
reverberatory furnaces is aluminum dross, which is sent to the Company's rotary furnaces for processing. The recycling process from the Company's rotary furnaces produces a by-product called "salt cake," which is formed from the contaminants and coatings on aluminum scrap and dross, and the salts added during the aluminum recycling process. Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials.

The Company disposes of its salt cake and certain airborne contaminants (or baghouse dust) in landfills that are used exclusively by the Company or that are permitted specifically to handle the types of waste materials generated by the Company. Salt cake is not listed as a "hazardous waste" under the Resource Conservation and Recovery Act of 1976 ("RCRA") or as a "hazardous substance" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Company owns and operates a lined landfill at its Morgantown, Kentucky facility; its design exceeds current requirements for disposal of salt cake and meets RCRA Subchapter "C" hazardous waste standards.

The Company also owns and operates a facility adjacent to its Morgantown, Kentucky plant to further process salt cake through the use of a materials separation process, and extract additional aluminum that is left after the melting process. The facility's process involves crushing the salt cake and separating metallic aluminum out of the salt cake. The residual non-metallic product is then landfilled in the Company's Morgantown, Kentucky landfill.

Certain of the Company's other facilities also recycle salt cake and other by-products from the aluminum recycling process into aluminum concentrates, aluminum oxide and salt brine.

Zinc.
----
Zinc oxide is produced by melting top dross, a low iron-content zinc by-product
----------
of continuous galvanizing, and re-melt die cast, a high zinc-content alloy, in a sweat or premelt furnace.

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

The Company's Coldwater, Michigan zinc plant's recycling process involves melting continuous galvanizers' top dross in an electric induction furnace which is then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as by-products). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots, which are either sold or returned to the customer.

OPERATIONS

Aluminum. In its aluminum tolling operations, the Company accepts UBCs, dross
--------
and scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have often desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling limits the Company's exposure to the risk of fluctuating metal prices since the Company does not own the material processed. For the year ended December 31, 2001, approximately 69% of the Company's total pounds of aluminum processed involved tolling. Unlike product sales transactions, tolling decreases the Company's exposure to the risk of fluctuating metal prices and working capital requirements. See ITEM 7.
                                                               ------
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                -------
RISK."

Zinc. The Company's zinc operations primarily consist of product sales
----
transactions. The Company's product sales from zinc operations represent approximately 97% of its total zinc production; the remainder is from tolling transactions.

General. The Company's production network of plants has traditionally achieved
-------
high overall operating rates due to demand for the Company's services and products and the strategic location of many of the Company's plants near major customers' production facilities. The Company's network of facilities in the U.S. enables it to better allocate processing work among its facilities, thereby maximizing utilization of available capacity. To achieve reductions in energy consumption and increases in productivity, the Company began in 2000 to retrofit its older rotary furnaces with new natural gas burner technology. This initiative is expected to be substantially completed in early 2002.

During 2001, the Company closed its Bedford, Indiana aluminum recycling facility and its Chicago, Illinois zinc oxide plant. It has temporarily shut down its Wendover, Utah aluminum facility.

As a result of its increased emphasis on the product sales business in recent years, the Company has also entered into metal brokerage transactions pursuant to which the Company buys metal from primary and other producers and then sells the metal to end-users. These transactions involve buying and selling metal without processing it. Additionally, in order to facilitate acquiring metal for its production process, the Company occasionally enters into "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials.

When purchasing metals in the open market for its product sales business, the Company attempts to reduce the risk of fluctuating metal prices by hedging anticipated sales of aluminum and zinc and by avoiding large inventories, except to the extent judged necessary to allow its plants to operate without interruption. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  -------
MARKET RISK."

COMPETITION

General. The aluminum and zinc recycling industries are fragmented and highly
-------
competitive. The Company believes that its position as the largest U.S. recycler of secondary aluminum and zinc is a positive competitive factor.

The international recycling business is also fragmented and very competitive. However, the Company believes it will be able to compete effectively in certain international areas because of its technology. The Company intends to expand internationally only when it has a long-term commitment from a customer.

Aluminum. The principal factors of competition in the aluminum segment are
--------
price, recovery rates, environmental and safety regulatory compliance, and types of services (for example, the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can compete effectively.

The major aluminum producers, some of which are the Company's largest customers, have generally discontinued processing dross, instead focusing their resources on other aspects of aluminum production. UBCs and other scrap are processed by both the secondary recycling industry and the major producers. In times of lower demand, the major producers process a greater portion of the available scrap and UBCs. The Company competes with other secondary recyclers and their customers when purchasing and processing scrap for product sales business.

The amount of the Company's aluminum tolling business can vary depending upon the extent that the major aluminum producers' used metal materials are internally recycled. The aluminum producers generally vary their rate of internal recycling depending upon furnace availability, inventory levels, the price of aluminum and their own internal demand for metal. The major aluminum producers are larger and have greater financial resources than the Company. A decision by these producers to expand their recycling operations could reduce demand for certain of the Company's products and services. Declines in can stock demand for these major producers during 2001 adversely affected the Company's tolling business.

The aluminum alloys business has experienced intense competition for both the buying of scrap and sale of finished products. This has had a negative impact on the Company's profitability in 2000 and 2001 as prices for its aluminum alloy products fell and raw materials costs increased. As a result of these reduced margins, total U.S. specification aluminum alloy industry capacity has been reduced, but excess capacity still remains. Further capacity reductions are possible. The Company's management believes that an improvement in economic conditions and the long-term trend toward increasing aluminum content in automotive products will ultimately correct the current over-capacity in this business.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Aluminum. The lower level of manufacturing activity in the U.S. during the past
--------
two years has had a negative impact on the Company's operations. Certain Company facilities have operated at reduced levels because of a lack of raw materials available for processing. In the case of product sales business, the primary sources of aluminum for recycling and alloying are dross and scrap, which are purchased from both the major aluminum producers and metal traders. Many of the Company's aluminum suppliers are also customers of the Company.

Zinc. A significant portion of the Company's zinc products is produced from
----
secondary materials provided by the galvanizing and scrap metals industries. These industries, like aluminum, have operated at lower levels during the past two years, reducing the availability of profitable processing opportunities. The Company also purchases primary zinc to produce high-grade zinc and for metals brokerage purposes.

The Company purchases its zinc raw materials from numerous suppliers. Many of the "hot dip" galvanizers, which supply the Company with approximately 40% of its aggregate zinc raw materials, are also customers of the Company. The Company's zinc brokerage unit also procures raw materials for use in the Company's zinc manufacturing operations. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

General. The Company's operations are fueled by natural gas, which represents
-------
the second largest component of its operating costs. In an effort to acquire the most favorable natural gas costs, the Company has secured some of its natural gas at fixed price commitments for its requirements. Occasionally, when necessary, the Company purchases its natural gas on a spot-market basis. Most of the Company's long-term supply contracts with its customers contain provisions to reflect fluctuations in natural gas prices. See ITEM 7. "MANAGEMENT'S
                                                   ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and
ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." The
-------
Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

SEASONALITY

Aluminum. UBC collections have historically been highest in the summer months
--------
and lowest in the winter months. The automotive industry has historically experienced a decline in molten metal deliveries during periods when its production facilities cease production to perform new model changeovers and during the holidays in December.

Zinc. Historically, demand for the Company's zinc products used by paint
----
manufacturers and those used in fertilizers has been somewhat higher in the summer months.

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

EMPLOYEES

As of December 31, 2001, the Company had 1,529 employees, consisting of 372 employees engaged in administrative and supervisory activities and 1,157 employees engaged in production and maintenance. Labor relations with employees have been satisfactory. A few of the Company's production facilities are represented by collective bargaining groups as set forth below:

                                                                         CONTRACT
    FACILITY                       REPRESENTATIVE                        EXPIRES
----------------    ----------------------------------------------    --------------
Rockwood, TN        United Steelworkers of America                    September 2003
Hillsboro, IL       Laborer's International Union of North America    August 2003
Saginaw, MI         United Auto Workers                               Currently in
                                                                      negotiations
Uhrichsville, OH    United Mine Workers of America                    January 2005

ENVIRONMENTAL MATTERS

General. The Company's operations, like those of other basic industries, are
-------
subject to federal, state, local and foreign environmental laws, regulations and ordinances. While the Company believes that current environmental control measures at its facilities comply in all material respects with current legal requirements, additional measures at some of the Company's facilities may be required. See ITEM 3. "LEGAL PROCEEDINGS."
              ------

The Company's operations generate certain discharges and emissions, including in some cases off-site dust and odors, which are subject to the Federal Clean Air Act and other environmental laws. From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. The Company may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, the Company's facilities, may have resulted in soil or groundwater contamination. See ITEM 3. "LEGAL
                                                        ------
PROCEEDINGS" and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                ------
CONDITION AND RESULTS OF OPERATIONS."

Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of approximately $1,000,000 in 2001, most of which was related to air pollution control equipment for the new facility in Saginaw and additions to the Uhrichsville facility. Environmental expenditures for 2002 and 2003, which primarily relate to the Company's landfills and air pollution control equipment, are currently estimated to be approximately $2,200,000 and $6,000,000, respectively.

Aluminum. The processing of UBCs, dross and scrap generates solid waste in the
--------
form of salt cake and baghouse dust. This material has been disposed of at off-site landfills or at the Company's permitted disposal sites at two of its facilities. If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company's handling and disposal of salt cake would be required to be modified. To dispose of its salt cake, the Company may then be required to take other actions including obtaining a RCRA Subchapter "C" permit for its Morgantown, Kentucky landfill, obtaining other permits (including transportation permits), and landfilling additional amounts of salt cake with third parties not under the Company's direct control. Based on current annual processing volumes, planned utilization rates and remaining landfill capacity, the estimated remaining life of the Company's landfill at its Sapulpa, Oklahoma plant is three years. The Company estimates that its Morgantown, Kentucky landfill cell has a remaining useful life of approximately four years. A planned expansion at Morgantown in 2003 or 2004 is anticipated to provide an additional six years of useful life. Landfill closure costs for the Company-owned landfills are currently estimated to be approximately $8,000,000. The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used.

Zinc. Several of the zinc manufacturing processes create various by-products
----
which are either sold to downstream processors or re-used internally. There are virtually no by-products requiring disposal.

ITEM 2.  PROPERTIES
------

RECYCLING AND PROCESSING FACILITIES

The Company's principal aluminum segment facilities are located in:

Sapulpa, Oklahoma                    Wendover, Utah
Rockwood, Tennessee                  Elyria, Ohio
Morgantown, Kentucky                 Rock Creek, Ohio
Uhrichsville, Ohio                   Coldwater, Michigan - (2)
Loudon, Tennessee                    Swansea, Wales  UK
Chicago Heights, Illinois            Shelbyville, Tennessee
Post Falls, Idaho                    Saginaw, Michigan
Goodyear, Arizona                    Monterrey, Mexico

These facilities recycle aluminum, manufacture specification aluminum alloy products and manufacture aluminum products used in steelmaking.

The Company's zinc segment facilities are located in:

Houston, Texas -(2)                  Hillsboro, Illinois
Millington, Tennessee                Clarksville, Tennessee
Coldwater, Michigan

The Company also holds a 50% interest in a joint venture in Germany that operates two recycling and foundry alloy plants. See ITEM 7. "MANAGEMENT'S
                                                     ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- VAW-IMCO."

The average operating rates for all of the Company's facilities for 2001, 2000 and 1999 were 81%, 89% and 96%, respectively, of stated capacity. In January 2001, the Company determined to reduce some of its capacity, permanently closing its Bedford, Indiana aluminum facility and its Chicago, Illinois zinc oxide plant. In February 2001, it also temporarily shut down its Wendover, Utah aluminum facility.

The Company believes that its facilities are suitable and adequate for its operations. Substantially all of the Company's U.S. plants are mortgaged to secure senior indebtedness of the Company. See ITEM 7. "MANAGEMENT'S DISCUSSION
                                               ------
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Under a Supply Agreement with Commonwealth, the Company has granted Commonwealth an option to purchase the Uhrichsville, Ohio facility, exercisable in 2008. In the event of a "change of control" of the Company (as defined in the Supply Agreement), the exercise date of this option would be accelerated to the date of the "change of control" event. The exercise price is based on varying multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) for the facility (five times EBITDA in the case of a non-change of control exercise). In addition, the Company granted Commonwealth a right of first refusal in the event the Company desires to sell the facility in a non-change of control situation. In the event of a change of control of Commonwealth, then Commonwealth's option and right of first refusal would automatically terminate.

The potential purchase price for Commonwealth's exercise of these rights may be above or below the fair value of the Uhrichsville plant. Should Commonwealth exercise these rights, there can be no assurance that the production or earnings attributable to the Uhrichsville facility could be replaced, and the Company's cash flows and net earnings could be adversely affected.

SOLID WASTE DISPOSAL

All of the waste generated from the Company's salt cake processing facility at its Morgantown site is deposited in a landfill adjacent to this facility. Management anticipates that this landfill, assuming it is expanded as scheduled, will serve the Company's landfilling needs for the majority of the salt cake generated by facilities owned by the Company in the Eastern United States for the next 10 years, based on current utilization. The Company also owns a landfill at its Sapulpa, Oklahoma plant, which is estimated to have three years of useful life remaining, based on planned utilization. The Goodyear, Arizona facility recycles its own salt cake and sells the by-products to third parties. See ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS."
    ------

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 40,000 square feet of office space for its principal executive, financial and management functions. This lease expires in June 2007. In Houston, Texas, the Company owns approximately 30,000 square feet of office space for financial and management functions for its zinc operations. The Company also has four zinc brokerage offices that it leases, located in California, Texas, Pennsylvania and Canada.

ITEM 3.  LEGAL PROCEEDINGS
------

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sold zinc oxide for processing. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its liability at this site will have a material adverse effect on its financial position or its results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Michigan Department of Environmental Quality and the Company's subsidiaries located in Coldwater, Michigan, concerning air permits and emissions at the specification aluminum alloy production facilities in Coldwater. The plaintiffs claim injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company, as well as potentially substantial monetary penalties. The Company has filed an answer to the petition. Discovery is in the preliminary stages. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

In addition, on April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to production facilities and exceeded permitted emission levels from both facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

Name                  Age     Position
----                  ---     --------

Don V. Ingram          66     Chairman of the Board, Chief Executive Officer and
                              President

Richard L. Kerr        59     Executive Vice President; President, Aluminum
                              Operations

Paul V. Dufour         62     Executive Vice President, Chief Financial Officer
                              and Secretary

W. Lane Pennington     46     Executive Vice President; President, International

Robert R. Holian       49     Senior Vice President, Controller and Chief
                              Accounting Officer

James B. Walburg       48     Senior Vice President, Finance and Administration
                              and Treasurer

Barry K. Hamilton      49     President, U.S. Zinc Corporation

Don V. Ingram has served as a director of the Company since 1988 and as Chairman of the Board since 1994. He was elected Chief Executive Officer of the Company in February 1997 and assumed the role of President in May 2000. Mr. Ingram played a major role in the formation of the Company in 1986.

Richard L. Kerr joined International Metal Co., a predecessor of the Company, in April 1984. He was named Chief Operating Officer of the Company in 1991. In 1994, he became President of the Company's Metals Division. In 1997 he became President of the Company, and in May 2000, he assumed the role of Executive Vice President and President of the Specialty Alloys Division; in March 2001 he was named Executive Vice President and President, Aluminum Operations.

Paul V. Dufour has served as Vice President, Chief Financial Officer and Secretary of the Company since March 1987. He was promoted to Senior Vice President in 1988 and to Executive Vice President in 1994.

W. Lane Pennington has served as Executive Vice President, International of the Company since November 2001. Previously, Mr. Pennington was employed by Lennox International Inc. where he served as President of Lennox Worldwide Heat Transfer from 1999 to 2001 and Lennox Global Asia/Pacific from 1997 to 1999.

Robert R. Holian has served as Senior Vice President and Chief Accounting Officer since 1999. He joined the Company in 1990 and was named Controller in 1992. He was promoted to Vice President and Controller in 1994.

James B. Walburg has served as Senior Vice President, Finance and Administration of the Company since September 1999. He joined the Company as Vice President and Treasurer in 1994.

Barry K. Hamilton was appointed President of the Company's U.S. Zinc Corporation subsidiary in January 2002. Previously, Mr. Hamilton served as President of Midwest Zinc Corporation, a subsidiary of U.S. Zinc Corporation, from 1997 to 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

The Company's Common Stock trades on the New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company's Common Stock, as reported on the New York Stock Exchange composite tape from January 1, 2000 through December 31, 2001, and the dividends declared per share during the periods indicated:

      CALENDAR                      PRICE RANGE                DIVIDENDS
                          ------------------------------
        YEAR                    HIGH             LOW           DECLARED
------------------------  ---------------   ------------  -----------------
2000
----
  FIRST QUARTER               $   13.063       $  9.563   $    0.06
  SECOND QUARTER                  11.250          4.938        0.06
  THIRD QUARTER                    8.750          4.813        0.06
  FOURTH QUARTER                   6.125          4.063        0.06

2001
----
  FIRST QUARTER                    7.375          3.650   $       -
  SECOND QUARTER                   7.950          4.000           -
  THIRD QUARTER                    7.800          6.020           -
  FOURTH QUARTER                   8.150          5.500           -

In March 2001, the Company's Board of Directors elected not to pay a quarterly cash dividend in order to strengthen Company cash flows. Cash dividends and repurchases of Common Stock are currently limited under the terms of the Company's Amended and Restated Credit Agreement. See ITEM 7. "MANAGEMENT'S
                                                     ------
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

On March 1, 2002, the outstanding shares of Common Stock were held of record by 427 stockholders.

During the fourth quarter of 2001, the Company made no unregistered sales of its equity securities.

ITEM 6.       SELECTED FINANCIAL DATA
-------

(In thousands, except per share data)

                                                            For the Year Ended December 31,
                                               ----------------------------------------------------------
                                                  2001        2000       1999        1998       1997
                                               ----------------------------------------------------------
Revenues                                         $ 689,337  $ 846,939   $ 764,831  $ 562,093   $ 337,377
Net earnings (loss)                                 (2,722)       283      20,796     19,590      14,127
Net earnings (loss) per common share:

      Basic                                          (0.18)      0.02        1.26       1.18        1.08
      Diluted                                        (0.18)      0.02        1.26       1.17        1.06
Total assets                                       406,954    433,671     543,637    456,558     332,536
Long-term debt (excluding current maturities)      125,314    128,786     214,993    168,700     109,194
Dividends declared per common share              $       -  $    0.24   $    0.24  $    0.21   $    0.20

The Company's results of operations and financial position have been affected by acquisitions of facilities and companies during certain periods presented. See NOTE B-- "ACQUISITIONS/JOINT VENTURE FORMATION" of Notes to Consolidated Financial Statements. See also ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               ------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
        OF OPERATIONS

GENERAL

Over 60% of the Company's processing volumes consist of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also involve processing, recovery and specialty alloying of aluminum and zinc metal and the production of value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than product sales business. Variations in the mix between tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

Until 2001, the percentage of total volume of metals tolled had declined while the percentage of metal volume sold by the Company in product sales had increased. This was primarily a result of acquisitions by the Company of facilities and firms engaged primarily in product sales businesses. This trend resulted in higher levels of revenues, but also increased the Company's working capital requirements. In turn, the Company was increasingly exposed to the additional risks associated with price fluctuations in the aluminum and zinc commodities markets. In 2001, the additional processing from the Saginaw plant, which is currently operating as a tolling facility, increased the Company's tolling percentage compared to tolling in 2000.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                   For the Years Ended December 31,
                           --------------------------------------------------
                               2001             2000             1999
                           -------------------------------------------------
Pounds processed                2,553,987        2,856,622         2,832,969
Percent of pounds tolled               63%              57%               61%
Revenues                       $  689,337       $  846,939        $  764,831
Gross profits                  $   33,324       $   47,353        $   70,638

In addition to its increased emphasis on the product sales business, the Company has also entered into an increasing amount of metal brokerage transactions each year under which the Company buys metal from primary and other producers and then sells the metal to end-users. These transactions involve buying and selling metal without processing it. Also, in order to facilitate acquiring metal for its production process, the Company occasionally enters into metal "swap" transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials. As with the product sales business, the brokerage business increases the Company's working capital requirements and subjects the Company to greater price risk associated with fluctuations in the metals commodities markets. See ITEM 7A. "QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         -------
ABOUT MARKET RISK" and NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements.

The following table sets forth, for the periods indicated, aluminum and zinc segment information for pounds processed, revenues, income and assets (in thousands, except percentages):

                                          For the Year Ended December 31,
                                     ------------------------------------------
                                        2001            2000             1999
                                     ----------      ----------      ----------
Pounds Processed:
   Aluminum                           2,338,978       2,579,889       2,575,284
   Zinc                                 215,009         276,733         257,685
                                     ----------      ----------      ----------
Total Pounds Processed                2,553,987       2,856,622       2,832,969

Percentage Tolled:
   Aluminum                                  69%             63%             66%
   Zinc                                       3%              3%              5%
Total Percentage Tolled                      63%             57%             61%

Revenues:
   Aluminum revenues                 $  511,245      $  598,759      $  568,327
   Zinc revenues                        178,092         248,180         196,504
                                     ----------      ----------      ----------
Consolidated revenues                $  689,337      $  846,939      $  764,831
                                     ==========      ==========      ==========

Income (loss):
   Aluminum income                                       $  29,498    $  24,687    $  52,974
   Zinc income (loss)                                          (20)      13,052       12,788
   Unallocated general and administrative expenses         (20,845)     (19,788)     (21,775)
   Unallocated interest expense                             (9,970)     (16,668)     (12,478)
   Fees on receivables sale                                 (3,372)      (1,082)          --
   Unallocated interest and other income                        70          210          795
                                                         ---------    ---------    ---------
Net earnings (loss) before provision for income taxes,
   minority interests                                    $  (4,639)   $     411    $  32,304
                                                         =========    =========    =========
Assets:
   Aluminum                                              $ 250,825    $ 281,394    $ 415,614
   Zinc                                                    107,734      106,088      109,377
   Other unallocated assets                                 48,395       46,189       18,646
                                                         ---------    ---------    ---------
Consolidated assets                                      $ 406,954    $ 433,671    $ 543,637
                                                         =========    =========    =========

The accounting policies of the reportable segments are the same as those described in NOTE A--"SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of Notes to Consolidated Financial Statements. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, fees on receivables sale, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company's corporate headquarters in Irving, Texas are not allocated to the reportable segments. Also, see NOTE M--"SEGMENT INFORMATION" of Notes to Consolidated Financial Statements for additional segment disclosures.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts therein. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Inventories:
------------
Inventories are stated at the lower of cost or market. The Company reviews its inventory values on a regular basis. Cost is determined using either a specific identification method or a weighted average costs per product sold, and includes an allocation of average manufacturing labor and overhead costs to finished goods. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in demand requirements could lead to depressed market conditions and the Company would be required to record the appropriate adjustment to inventory levels.

Property and Equipment:
----------------------

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated and are being accrued as space in the landfills is used. The estimation of the closure costs is determined by an engineering study conducted by a third party contracted by the Company. The estimation is based on various factors including historical utilization. In the event that current utilization changes drastically from the historical basis, the Company would be required to record an adjustment to the accrual. The construction costs of the landfills are depreciated as space in the landfills is used.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Credit Risk:
-----------

The majority of the Company's accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

Amortization of Intangibles
---------------------------

The excess of original acquisition costs over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the expected life, currently from 15-40 years. Management regularly reviews the remaining goodwill with consideration toward recovery through future operating results. Goodwill is currently evaluated for recovery on an undiscounted cash flow basis which as of December 31, 2001 indicated no impairment of our intangible assets. In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Based on the estimated fair market value of the Company's reporting units, preliminary indications from required fair market valuations currently being conducted are that goodwill impairment charges, which the Company expects to record in the first quarter of 2002 as a change in accounting principle, could be as much as $60,000,000. However, amortization of goodwill will be eliminated as a result of the Company's adoption of SFAS 142. The elimination of goodwill amortization is expected to positively impact the Company's 2002 net earnings by approximately $3,000,000 or $.15 per share, excluding the effects of possible impairment charges.

Environmental
-------------

The accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated.
















Income Taxes
------------

The Company records deferred income taxes to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce certain deferred tax assets to amounts that are more than likely not to be realized.

The Company does not provide taxes for undistributed earnings of the Company's non-U.S. investment in a joint venture, as these earnings are considered permanently reinvested.

Market Risk Management Using Financial Instruments:
--------------------------------------------------

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual hedge price. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. At December 31, 2001, the Company had outstanding swap agreements to hedge its anticipated domestic natural gas requirements on approximately 3,700,000 MmBtu's of natural gas, which represents approximately 62% of its expected 2002 fuel needs.

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

The counter-parties to the financial hedge agreements and futures contracts discussed above expose the Company to losses in the event of non-performance; however, the Company does not currently anticipate non-performance by the counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. The Company does not require collateral to support broker transactions.

Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. The Company enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, and evaluates and documents each hedge item when entered into. It is the Company's policy not to speculate in hedging activities.

The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

FISCAL 2001 SPECIAL FACTORS AND FISCAL 2002 OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations for 2002. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section entitled "CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS" below. These statements do not reflect the potential impact of any acquisitions, investments or divestitures that may be completed, or unforeseen events that may occur, after the date of this filing.

During 2001, market factors that negatively affected the Company's results of operations and financial condition included:

     . reduced volumes at its aluminum and zinc facilities principally due to the continuing downturn in U.S. industrial production;
     .    high natural gas fuel costs during the first half of the year;
     . weak market conditions for its customers serving the transportation, can sheet and construction sectors;
     . low margins for its specification aluminum alloys business due to relatively high costs of scrap and low prices for finished products;
     .    the continuing over-capacity of specification aluminum alloy suppliers; and
     .    a decline in zinc prices and lower margins in the zinc segment.

For 2002, the Company expects many of the prevailing industry conditions to persist, particularly during the first half of 2002. Continued weak domestic industrial production will negatively impact the Company's results of operations. However, the Company's ongoing cost reduction program, lower natural gas costs, a more effective use of commodities hedges, further utilization of efficient fuel-burning technologies for its furnaces, and the continued reallocation of processing volumes among its facilities should have the effect of further reducing overall operational costs. Two furnaces from a plant closed by the Company in 2000 were removed and reinstalled at its new Mexico joint venture facility.

The Company's international aluminum operations outperformed their U.S. counterpart during 2001. The Company is continuing to pursue additional growth opportunities in Europe and in Latin America through proposed new facilities, expansion of its major customer relationships and project venture partnering opportunities. The Company is commencing construction of a new facility in the United Kingdom, and plans capacity additions at its Mexico joint venture facility in the second half of 2002. It is currently negotiating adding a facility in Brazil. See "VAW-IMCO" below.

The Company does not foresee any material improvement in its estimated results of operations for the first half of 2002. Until U.S. industrial demand increases (which is not currently expected until the second half of 2002), the Company's overall domestic operations should be expected to remain weak. Profitability should improve in the second half of 2002 assuming the slowdown in the U.S. economy is short-lived, the Company can execute on its international expansion program, and the cost savings implemented in 2000 and 2001 continue to be realized. Additional unexpected defaults and insolvencies involving its suppliers and customers would further weaken the Company's outlook for 2002.

The Company is currently constrained by the terms of the facilities for its existing sources of capital with regards to expansion and acquisition opportunities. Both its revolving credit and receivables sales facilities expire by their terms in late 2003. See "LIQUIDITY AND CAPITAL RESOURCES" below. Although management believes that alternative sources of capital funding are available, no assurances can be given that the terms of those replacement facilities would be comparable to the terms of its existing facilities or as favorable to the Company.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

VAW-IMCO

The Company is a 50% joint venture shareholder in VAW-IMCO, with VAW aluminium AG being the other shareholder. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium AG from its parent company. Under the terms of the joint venture agreement and the joint venture's organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause the joint venture to redeem the shares held by the shareholder whose control has changed. The redemption price, which is to be paid out in five equal installments (plus interest) from current funds in future cash flows of the joint venture, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation.

The Company is currently reviewing its rights under the documents to elect to cause the joint venture to redeem those shares. No understanding or agreement has yet been made between the parties with respect to the valuation of these shares. The redemption of the shares would make VAW-IMCO a wholly-owned subsidiary of the Company, requiring consolidation of the results of operations and financial condition of VAW-IMCO with those of the Company's, for financial accounting purposes.

FISCAL 2001 CHARGES

During the fourth quarter of 2001, the Company recorded a loss of $3,400,000, including a $2,600,000 charge related primarily to an increase in the reserve for doubtful accounts related to customer bankruptcies, and to the closing of a zinc brokerage office in Germany.

ACQUISITIONS

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

In October 2001, the Company invested approximately $4,800,000 in a joint venture with Reciclaje y Maquila, S.A. de C.V. The joint venture, in which the Company owns a majority interest, is recycling aluminum drosses and other scrap under a long-term contract with NEMAK, S.A., Monterrey, Mexico.

RESULTS OF OPERATIONS

Fiscal Year 2001 vs. Fiscal Year 2000
-------------------------------------

PRODUCTION. During 2001, the Company melted 2.55 billion pounds compared with
----------
2.86 billion pounds in 2000. The aluminum and zinc segments accounted for 80% and 20%, respectively, of the overall production decrease for 2001. Tolling activity in 2001 represented 63% of total pounds processed, compared to 57% in 2000.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                             For the year ended
                                                December 31,
                                        -----------------------------
                                            2001            2000
                                        --------------  -------------
Pounds Processed:
    Aluminum                                2,338,978       2,579,889
    Zinc                                      215,009         276,733
                                        -------------   -------------
Total Pounds Processed                      2,553,987       2,856,622
                                        =============   =============

Percentage Tolled:
    Aluminum                                       69%             63%
    Zinc                                            3%              3%
Total Percentage Tolled                            63%             57%


     ALUMINUM PRODUCTION: During 2001, the Company melted 9% less aluminum than it did during 2000. An overall weakening in demand, caused by the slowing economy, affected production. The increase in aluminum percentage tolled is primarily due to the commencement of processing at the Saginaw facility, which is currently almost 100% dedicated to toll processing.

     ZINC PRODUCTION: During 2001, the Company melted 22% less zinc than it did during 2000. The decrease in zinc production was also due to lower levels of industrial activity in the U.S. economy.

REVENUES. During 2001, the Company's consolidated revenues decreased 19% to
--------
$689,337,000 compared to revenues of $846,939,000 in 2000. The aluminum and zinc segments accounted for 56% and 44%, respectively, of the overall decrease in revenues.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                                             For the year ended
                                                December 31,
                                        ------------------------------
                                            2001            2000
                                        --------------  --------------
Revenues:
    Aluminum                            $     511,245   $     598,759
    Zinc                                      178,092         248,180
                                        -------------   -------------
Total Revenues                          $     689,337   $     846,939
                                        =============   =============


     ALUMINUM REVENUES: During 2001, the Company's aluminum revenues decreased 15% compared to 2000, due to fewer processing pounds, lower aluminum prices and lower product sales in 2001.

     ZINC REVENUES: During 2001, the Company's zinc revenues decreased 28% compared to 2000. This decrease was primarily due to lower zinc production volumes and lower zinc product sale prices due to decreased demand for value-added zinc products, such as zinc oxide.

GROSS PROFITS. During 2001, the Company's consolidated gross profits decreased
-------------
29% to $33,324,000 compared to gross profits of $47,353,000 in 2000. The zinc segment contributed to the overall decline in segment income by recording negative zinc segment income in 2001, compared to $13,052,000 positive zinc segment income in 2000. This decline was offset by an increase of 19% in aluminum segment income.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                                   For the year ended
                                                      December 31,
                                               ---------------------------
                                                   2001           2000
                                               -------------   -----------

Segment Income (Loss):
    Aluminum                                   $     29,498    $    24,687
    Zinc                                                (20)        13,052
                                               ------------    -----------
Total segment income                                 29,478         37,739

Items not included in gross profits:
    Plant selling expense                             4,944          5,442
    Management SG&A costs                             2,264          7,301
    Equity in earnings of affiliates                 (3,131)        (3,060)
    Other income                                       (231)           (69)
                                               ------------    -----------
Gross Profits                                  $     33,324    $    47,353
                                               ============    ===========

     ALUMINUM INCOME: During 2001, the Company's aluminum income increased 19% compared to 2000. The increase was primarily due to increased volumes and profitability in its specialty alloy business. The new Saginaw facility also contributed to the increased income in 2001.

     ZINC INCOME (LOSS): During 2001, the Company's zinc results reflected a loss of $20,000 compared to a profit of $13,052,000 in 2000. The decrease was due to the reduced demand for value-added zinc products, lower volumes processed, and lower zinc prices.

SG&A EXPENSE. Selling, general and administrative expense in 2001 decreased 17%
------------
to $22,686,000 compared to $27,334,000 in 2000. The decrease was primarily due to lower payroll costs and other expense reductions.

AMORTIZATION EXPENSE. Amortization expense in 2001 increased 3% to $5,367,000
--------------------
compared to $5,196,000 in 2000. The increase is due to amortization of additional organization cost recorded as a result of the investment in the joint venture in Mexico (see "ACQUISITIONS" above) and to greater levels of amortization of capitalized debt issuance costs.

INTEREST EXPENSE. Interest expense in 2001 decreased 40% to $9,970,000 compared
----------------
to $16,668,000 in 2000. The decrease is the result of changes in management of working capital, lower capital spending, and lower prevailing interest rates in 2001. The effect of a full year of the receivables sale facility in 2001, as compared to two months in 2000, also contributed to the decrease in interest expense.

FEES ON RECEIVABLES SALE. In November 2000, the Company and certain of its
------------------------
originating subsidiaries entered into a Receivables Sale Facility with a Qualified Special Purpose Entity ("QSPE") corporate subsidiary of the Company, under which the originators sold their right, title and interest in and to certain trade accounts receivable and other related assets to the QSPE, which in turn sold undivided interests therein to unaffiliated financial institutions and other entities. Fees in connection with these transfers for the year ended December 31, 2001, were $3,372,000 as compared to $1,082,000 in 2000, due primarily to the fact that this facility had only been in effect for two months during 2000. The decline in receivables sold in 2001 compared to 2000 was due to lower sales volumes, the Company's collection efforts and lower commodity prices. The results of operations and financial condition of this subsidiary are included in the consolidated financial statements of the Company (SEE NOTE C--"SALE OF RECEIVABLES" of Notes to Consolidated Financial Statements.)

EQUITY IN EARNINGS. At December 31, 2001, earnings contributed by VAW-IMCO, the
------------------
Company's 50% joint venture, were $3,057,000 compared to $2,704,000 in 2000. SEE
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".
------

NET EARNINGS (LOSS). The Company experienced a net loss of $2,722,000 in 2001
------------------
compared to net earnings of $283,000 in 2000. The decrease was primarily the result of lower profits in the zinc segment business (see "GROSS PROFITS" and "ZINC INCOME" above).

In the fourth quarter of 2001, the Company recorded a loss of $3,400,000, including a $2,600,000 charge related primarily to an increase in the reserve for doubtful accounts related to customer bankruptcies, and to the closing of a zinc trading office in Germany (see "FISCAL 2001

CHARGES" above).

Fiscal Year 2000 vs. Fiscal Year 1999
-------------------------------------

PRODUCTION. During 2000, the Company melted 2.86 billion pounds compared with
----------
2.83 billion pounds in 1999. The aluminum and zinc segments accounted for 19% and 81%, respectively, of the overall production increase for 2000. Tolling activity in 2000 represented 57% of total pounds processed compared to 61% in 1999.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                             For the year ended
                                                December 31,
                                        -----------------------------
                                            2000            1999
                                        --------------  -------------
Pounds Processed:
    Aluminum                                2,579,889       2,575,284
    Zinc                                      276,733         257,685
                                        -------------   -------------
Total Pounds Processed                      2,856,622       2,832,969
                                        =============   =============

Percentage Tolled:
    Aluminum                                       63%             66%
    Zinc                                            3%              5%
Total Percentage Tolled                            57%             61%


     ALUMINUM PRODUCTION: During 2000, the Company melted about the same amount of aluminum as it did during 1999. The results reflected increases from the Shelbyville, Tennessee facility, acquired in February 1999, and from the Uhrichsville, Ohio facility. The increase in the Ohio facility was the result of adding two new reverberatory furnaces in late 1999. These increases were offset by decreases, primarily in the can stock business. Production declined at the Rockwood, Tennessee and Post Falls, Idaho facilities due to the reduction in volumes from a major toll customer at each of these locations. Additionally, an overall weakening in demand, caused by the slowing economy, affected production. The decrease in aluminum percentage tolled is primarily due to the addition of the Shelbyville, Tennessee facility, the production of which is dedicated primarily for product sales instead of tolling, and to a lesser extent, increased product sales business at the plants where toll customers reduced volumes.

     ZINC PRODUCTION: During 2000, the Company melted 7% more zinc than it did during 1999. The increase in zinc production was due to strong demand for value-added products, especially zinc oxide. The decrease in zinc percentage tolled is primarily due to including a full year of production from the Clarksville, Tennessee facility (acquired in February 1999), which is virtually 100% dedicated to product sales.

REVENUES. During 2000, the Company's consolidated revenues increased 11% to
--------
$846,939,000 compared to revenues of $764,831,000 in 1999. The aluminum and zinc segments accounted for 37% and 63%, respectively, of the overall increase of revenues.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

                                             For the year ended
                                                December 31,
                                        -----------------------------
                                            2000            1999
                                        --------------  -------------
Revenues:
    Aluminum                            $     598,759   $     568,327
    Zinc                                      248,180         196,504
                                        -------------   -------------
Total Revenues                          $     846,939   $     764,831
                                        =============   =============


     ALUMINUM REVENUES: During 2000, the Company's aluminum revenues increased 5% compared to 1999, due to higher aluminum production volumes as a result of facility expansions and the Shelbyville, Tennessee acquisition, and a decrease in the proportion of volumes from tolling versus product sales (see "ALUMINUM PRODUCTION" above).

     ZINC REVENUES: During 2000, the Company's zinc revenues increased 26% compared to 1999. Zinc revenues increased primarily due higher zinc production volumes and higher zinc product sale prices due to increased demand for value-added zinc products such as zinc oxide.

GROSS PROFITS. During 2000, the Company's consolidated gross profits decreased
-------------
33% to $47,353,000 compared to gross profits of $70,638,000 in 1999. The aluminum segment contributed to the overall decline in segment income by a decrease of 53% over 1999. This decrease was offset by a slight increase of 2% in zinc segment income.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands):

                                                   For the year ended
                                                      December 31,
                                               ----------------------------
                                                   2000           1999
                                               -------------  -------------

Segment Income:
    Aluminum                                   $     24,687   $     52,974
    Zinc                                             13,052         12,788
                                               ------------   ------------
Total segment income                                 37,739         65,762

Items not included in gross profits:
    Plant selling expense                             5,442          2,168
    Management SG&A costs                             7,301          5,613
    Equity in earnings of affiliates                 (3,060)        (2,265)
    Other income                                        (69)          (640)
                                               ------------   ------------
Gross Profits                                  $     47,353   $     70,638
                                               ============   ============


     ALUMINUM INCOME: During 2000, the Company's aluminum income decreased 53% compared to 1999. The decrease was primarily due to weaker volumes at several aluminum recycling plants, particularly those that serve can stock producers, coupled with lower margins in the specification alloys business and much higher natural gas costs at all plant locations. The weak aluminum alloys margins resulted from both higher raw material costs and weaker selling prices for aluminum alloys. Capacity increases in the aluminum alloys industry resulted in heightened competition for available scrap metal units, which the Company uses as raw material in its aluminum alloys production. This, in turn, produced higher raw material purchase costs. In addition, the increased competition drove selling prices of aluminum alloy products lower. Lower demand from a weakening economy during 2000 was also a major contributor to the overall decline in aluminum income.

     ZINC INCOME: During 2000, the Company's zinc income increased 2% compared to 1999. The increase was primarily due to an increase in demand for value-added zinc products.

SG&A EXPENSE. Selling, general and administrative expense in 2000 increased 10%
------------
to $27,334,000 compared to $24,924,000 in 1999. The increase was primarily due to more production facilities on line in 2000 compared to 1999 and increased incentive compensation expense for payments to certain senior management employees of the Company's zinc segment under the terms of an earn-out agreement. Selling expenses trended higher in 2000 as well, primarily due to the increase in product sales. Product sales typically require additional marketing efforts and associated expense, as opposed to tolling transactions.

AMORTIZATION EXPENSE. Amortization expense in 2000 increased 12% to $5,196,000
--------------------
compared to $4,653,000 in 1999. The increase is due almost entirely to amortization of additional goodwill recorded as a result of the Shelbyville and Clarksville, Tennessee acquisitions (see "ACQUISITIONS" above).

INTEREST EXPENSE. Interest expense in 2000 increased 34% to $16,668,000 compared
----------------
to $12,478,000 in 1999. The increase is the result of higher interest rates during 2000 and greater amounts of debt outstanding in 2000 compared to 1999, resulting primarily from additional working capital requirements and increased capital spending levels.

FEES ON RECEIVABLES SALE. In November 2000, the Company and certain of its
------------------------
originating subsidiaries entered into a Receivables Sale Facility with a Qualified Special Purpose Entity, under which the originators sold their interest in certain accounts receivable to the subsidiary, which in turn sold undivided interests therein to unaffiliated financial institutions and other entities. Fees in connection with these transfers at December 31, 2000 were $1,082,000.

NET EARNINGS. Net earnings decreased 99% to $283,000 in 2000 compared to
------------
$20,796,000 in 1999. The decrease was primarily the result of lower profits in the aluminum segment business (see "GROSS PROFITS" and "ALUMINUM INCOME" above). In addition, increases in amortization expense, interest expense, and selling, general and administrative expense reduced net earnings.

In the fourth quarter, the Company recorded a write-down of assets and related costs totaling $3,800,000, or $.25 per diluted common share, including non-cash charges of $3,000,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures from internally generated cash and its working capital credit facilities. It has traditionally financed its acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances.

CASH FLOWS FROM OPERATIONS. During 2001, operations provided cash of $21,003,000
--------------------------
compared to $140,938,000 in 2000. Changes in operating assets and liabilities for 2001 resulted in a use of cash in the amount of $7,837,000, compared with providing $108,582,000 in cash in 2000. The change in net operating assets and liabilities was mainly due to sales of accounts receivables under its receivables sale facility in the amount of $90,000,000 in 2000, which amount sold was reduced by $24,700,000 in 2001. The 2000 sales represented a source of cash and the 2001 reduction represented a use of cash. As of December 31, 2001, the relationship of current assets to current liabilities, or current ratio, was approximately 1.00 to 1.00, which was similar to that at December 31, 2000.

CASH FLOWS FROM INVESTING ACTIVITIES. In 2001, cash used by investing activities
------------------------------------
was $13,998,000 compared with $39,115,000 used in 2000. During 2001, the Company spent approximately $4,800,000 to acquire a majority interest in a recycling facility in Monterrey,

Mexico. The balance of funds spent was for normal plant replacement capital spending. For 2000, the major capital expenditure project was the construction of the new Saginaw, Michigan alloying facility for approximately $16,500,000. For 2002, the Company currently expects capital spending to approximate $25,000,000, with the majority of the spending dedicated for the construction of a new aluminum recycling facility in Warrington, England and the installation of new recycling equipment at its joint venture facility in Monterrey, Mexico.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was
------------------------------------
$8,598,000 in 2001, compared to $99,248,000 in 2000. In 2001, the Company reduced its long-term debt outstanding by approximately $3,400,000, and spent $4,966,000 to repurchase shares of its common stock under the terms of a previously-negotiated equity forward contract. In 2000, the Company used the proceeds of the sale of accounts receivable under its receivables sale facility (see NOTE C - "SALE OF RECEIVABLES" and NOTE G - "LONG-TERM DEBT" of Notes to Consolidated Financial Statements) principally to pay down outstanding debt under its revolving credit arrangement. In addition, during 2000, the Company spent $9,120,000 to acquire shares of its common stock in open market transactions.

Equity Purchases and Sales. In May 2001, the Company purchased 644,500 of its
--------------------------
shares from a financial institution under the terms of a forward share purchase transaction it executed in May 2000. The Company paid $4,966,000 for these shares. In 2000, the Company acquired 788,900 shares of its common stock for an aggregate amount of $9,120,000. These shares acquired are to be held as treasury shares to be used for the Company's stock option and other equity plans and for general corporate purposes. Current terms of the Company's revolving credit agreement limit further share repurchases.

Credit and Receivables Sale Facility. To fund its financing and working capital
------------------------------------
needs, the Company has in place a senior secured revolving credit facility and a receivables sale facility. Under the receivables sales facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets, in an aggregate amount of up to $100,000,000, to unaffiliated third-party financial institutions and other entities. The amount outstanding under the receivables sale facility at December 31, 2001 was $63,500,000. During fiscal 2001, the Company incurred fees on the sale of its receivables in the amount of $3,372,000. This facility is scheduled to terminate in November 2003. See NOTE C - "SALE OF RECEIVABLES" of Notes to Consolidated Financial Statements.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The average amount of borrowings outstanding under the Second Amended and Restated Credit Agreement during 2001 was approximately $128,600,000. The average interest rate on loans outstanding under the Credit Agreement during 2001 was approximately 6.59% per annum. As of March 1, 2002, there were $129,000,000 of borrowings outstanding under the Credit Agreement as well as outstanding letter of credit obligations of $2,763,000 and remaining availability of approximately $28,237,000 under the line of credit. The term of the Credit Agreement expires on December 31, 2003. It is the Company's intention to extend or replace the Credit Agreement prior to its expiration.

In October 2001, the Company amended the terms of this facility. The Third Amendment to the Second Amended and Restated Credit Agreement (the "Third Amendment") reduced the maximum amount which could be drawn down under the facility from $175,000,000 to

$160,000,000, increased the credit margins applied to alternate base rate loans and LIBOR loans, and amended certain financial and other covenants. The Third Amendment added provisions requiring the Company to prepay the facility from the proceeds of certain debt or equity financings - the facility indebtedness would be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance and 25% of the proceeds from any equity offering.

The Credit Agreement, as amended by the Third Amendment, also imposes on the
Company: (i) additional prohibitions against incurring indebtedness, (ii) limitations on cash dividends and repurchases of shares of capital stock, and
(iii) further limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends and repurchases of the Company's capital stock will be prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in cash dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and no default or event of default has occurred or would result. Capital expenditures are limited to those funded by the Company's internally generated cash and its international operations, plus up to $15,000,000 each year for maintenance and replacement of existing assets and for new assets deemed necessary for the health and safety of its employees or as required by law.

The Company also agreed to grant a first lien mortgage on twelve U.S. operating plants, not previously mortgaged, as further security for the indebtedness under this credit facility agreement. All of the Company's personal property (except for accounts receivables and certain related assets sold under the Company's receivables sale facility), a mortgage on seven of the Company's operating plants, and a pledge of the capital stock of substantially all of the Company's subsidiaries had previously been granted as collateral under this facility.

The terms of the Third Amendment also provide that if the Company's receivables sale facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new standards, SFAS 141 eliminates the pooling of interest method of accounting for business combinations. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. These new standards are all effective for fiscal years beginning after December 15, 2001. The Company has adopted these statements effective January 1, 2002. At the present time, management believes that SFAS 141 will have no material impact on the Company.

Preliminary indications from required evaluations currently being conducted are that intangible asset impairment charges, which the Company expects to record in the first quarter of 2002 as a change in accounting principle, could be as much as $60,000,000. However, amortization of goodwill will be eliminated as a result of the Company's adoption of SFAS 142. The elimination of goodwill amortization is expected to positively impact the Company's 2002 net earnings by approximately $3,000,000 or $.15 per share. The adoption of SFAS 144 is not expected to have a significant effect on the operating results or financial position of the Company, excluding the effects of possible impairment charges.

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-K. See ITEM 1. "BUSINESS - ENVIRONMENTAL MATTERS."
          ------

From time to time, operations of the Company have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. However, the Company believes that any such non-compliance with such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

SEE NOTE L--"OPERATIONS" of Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 1. "BUSINESS," ITEM 3. "LEGAL PROCEEDINGS"
                                 ------              ------
and this ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------

AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company from time to time) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that legislation. This forward-looking information includes statements regarding the timing of any improvements in the current economic and business conditions affecting the Company's aluminum and zinc segments; future financing sources for the Company's capital and expansion plans; the future redemption of VAW aluminium AG's shares in VAW-IMCO; future effects of cost reductions from commodities hedge programs, work reallocation among the Company's facilities and technology changes affecting fuel usage; anticipated margin improvement in 2002 in the aluminum specification alloy and zinc businesses; expected increased demand from the automotive sector; the costs of the Company's natural gas fuel prices; trends for domestic can sheet demand; international demand for the Company's products and services; future effects from changes in accounting principles; potential expansion opportunities and estimated net earnings and cash flows.

Other forward-looking information includes, without limitation, statements concerning future profit margins, plant capacity, volumes, revenues, earnings, costs and expenses (including capital expenditures); future costs for scrap and prices for metals; the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; access to adequate energy supplies at advantageous rates; anticipated benefits from new technologies; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future divestitures, acquisitions or corporate combinations and their expected effects; projected dates for completion of projects and introduction of anticipated technological advances; future (or extensions of existing) long-term supply contracts with customers; anticipated environmental control measures; the outcome of and liabilities resulting from any claims, investigations or proceedings against the Company; effects of the Company's metals brokerage activities on its results of operations and financial condition; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; and future financial condition. When used in or incorporated by reference into this Annual Report on Form 10-K, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: uncertainties in the U.S. and worldwide economies and aluminum and zinc markets; the financial condition of the Company's customers and suppliers; current industry production capacity exceeding the demand for aluminum spec alloy products and aluminum recycling services; the effects of future energy prices and related fuel costs; the ability of the Company to successfully hedge against energy price fluctuations; competition for raw materials costs and pricing pressures from competitors; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; unforeseen difficulties in the operation or performance of the Company's internal enterprise resources software system, and the Company's other operational and reporting systems; retention of major customers; collectibility of its outstanding receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate and interest rate fluctuations; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; and future levels and timing of capital expenditures.

These statements are further qualified by the following:

  * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations. Many of the factors affecting revenues and costs are outside of the control of the Company, including commodity prices, weather conditions, general economic and financial market conditions; work stoppages, customer defaults and insolvencies, production shutdowns at Company and customer facilities; governmental regulation and factors involved in administrative and adversarial proceedings. The future mix of product sales and tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

   * The Company's operations are capital-intensive and the Company currently has constrained resources to significant sources of capital for its expansion and acquisition plans. The terms of the Company's revolving credit and receivables sales facilities expire in late 2003. New credit facilities would have to be put in place, possibly at terms less favorable to the Company than the terms of the facilities currently in effect.

   * A continuation or worsening of the downturn in U.S. and foreign industrial production will have the effect of weakening the financial condition of many of the Company's suppliers and customers, and could lead to further defaults in payments owing to the Company for its products and services. The Company incurred higher levels of expense for uncollectible amounts in 2001, compared to prior years. See Note A of Notes to Consolidated Financials Statements.

   * The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company's product sales business. Prices can be volatile, which could affect the Company's product sales business. The Company's use of contractual arrangements, including long-term agreements, hedges and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it. Lower market prices for primary metals have previously adversely affected demand for the Company's recycling services and recycled metals.

   * The Company's average annual growth rate from 1995 through 2000 should not be expected to be achieved in 2002 because of the current constraints in place on further borrowing and limited access to other capital sources.

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

   * The Company's transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company's financial condition and results of operations.

   * The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations. The remaining useful lives of the Company's two primary landfill sites, Sapulpa and Morgantown, are three and four years each, respectively, although one landfill site can be expanded to provide up to an additional six years of useful life.

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

Counter-parties. The Company is exposed to losses in the event of
---------------
non-performance by the counter-parties to the derivative contracts discussed below. Although non-performance by counter-parties is possible, the Company does not anticipate non-performance by any of these parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to the Company initiating contract activities. The counter-parties' creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Metal Commodity Price Risk. Aluminum and zinc ingots are internationally
--------------------------
produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange ("LME"). As part of its efforts to preserve margins, the Company enters into futures and options contracts.

Aluminum. The Company enters into futures sale contracts with metal brokers to
--------
fix the margin on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2001 total production covered under these futures sale contracts as of December 31, 2001 was 2,475 metric tonnes (mt) with a fair value gain of $62,000 ($39,000 after tax). The impact of a 10% change in the December 31, 2001 LME price of aluminum ingot would not be material to the Company's estimated gross profit for the year ending December 31, 2002.

Zinc. In the normal course of business, the Company enters into fixed-price
----
forward sale contracts with a number of its zinc customers. At December 31, 2001, estimated total production covered under these futures sale contracts was 22,111 mt with a fair value loss of $2,257,000 ($1,422,000 net of tax). In order to hedge the risk of higher metal prices, the Company enters into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At December 31, 2001, the contracts hedging 2002 deliveries totaled 18,767 mt. The impact of a 10% change in the December 31, 2001 LME price of zinc ingot would not be material to the Company's estimated gross profit for the year ending December 31, 2002.

Natural Gas. The Company's earnings are affected by changes in the price and
-----------
availability of natural gas, which is the Company's second largest cost component. In an attempt to acquire the most favorable natural gas costs, the Company has utilized natural gas swap contracts. Under the terms of the swap contracts, the Company has fixed the price for approximately 62% of its expected 2002 U.S. natural gas requirements. The Company makes or receives payments based on the difference between the month-end closing price on the New York Mercantile Exchange ("NYMEX") and the fixed price agreed to in the swap contracts. At December 31, 2001, these contracts totaled 5,460,000 MmBtu's with a fair value loss of $5,339,000 ($3,364,000 net of tax). The impact of a 10% change in the December 31, 2001 NYMEX closing price would not be material to the Company's estimated gross profit for the year ending December 31, 2002.

Interest. Approximately 92% of the Company's outstanding long-term debt as of
--------
December 31, 2001 bears interest at floating rates related to LIBOR plus a margin.

The Company's earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt instruments. If interest rates increased 10% from the floating rates prevailing as of December 31, 2001, interest expense for the year ended December 31, 2002 would increase by approximately $609,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's variable-rate long-term debt outstanding, as of December 31, 2001, adjusted for known cash commitments during 2002.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to the Company's fixed-rate long-term debt outstanding at December 31, 2001, a 10% decline in market interest rates would result in an increase to the fair value of the Company's fixed-rate long-term debt of approximately $1,040,000. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

The Company did not enter into any interest rate swaps or similar financial risk contracts during 2001.

The Company is also increasingly subject to exposure from fluctuations in foreign currencies, but, when considered appropriate by management, has utilized foreign currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

INDEX OF FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

                                                                                       PAGE
                                                                                       ----
Report of Ernst & Young LLP, Independent Auditors                                        40

Consolidated Balance Sheets at December 31, 2001 and 2000                                41

Consolidated Statements of Operations for the three years ended
  December 31, 2001                                                                      42

Consolidated Statements of Cash Flows for the three years ended
  December 31, 2001                                                                      43

Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 2001                                                    44

Notes to Consolidated Financial Statements                                               45

VAW-IMCO:
--------

Report of Arthur Andersen, Independent Auditors                                         F-1
Balance Sheet as of December 31, 2001                                                   F-2
Statement of Income for the Year Ended December 31, 2001                                F-3
Statement of Shareholders' Equity for the Year Ended December 31, 2001                  F-4
Statement of Cash Flows for the Year Ended December 31, 2001                            F-5
Notes to Financial Statements for the Year Ended December 31, 2001                      F-6

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
IMCO Recycling Inc.

We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), (a corporation in which the Company has a 50% interest), have been audited by other auditors whose report has been furnished to us; in so far as our opinion on the consolidated financial statements relates to data included for VAW-IMCO, it is based solely on their report. In the consolidated financial statements, the Company's investment in VAW-IMCO is stated at $17,747,000 and $15,179,000 respectively, at December 31, 2001 and 2000, and the Company's equity in the net income of VAW-IMCO is stated at $3,057,000 and $2,704,000 for the years then ended.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

Dallas, Texas
February 4, 2002

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         December 31,
                                                                   ----------------------
                                                                     2001         2000
                                                                   ---------    ---------
ASSETS
Current Assets
     Cash and cash equivalents                                     $   3,301    $   5,014
     Accounts receivable (net of allowance of $2,488 and $2,421
         at December 31, 2001 and 2000, respectively)                 23,569       21,229

     Inventories                                                      39,214       56,318
     Deferred income taxes                                             6,879        3,726
     Other current assets                                              7,570       10,450
                                                                   ---------    ---------
        Total Current Assets                                          80,533       96,737
Property and equipment, net                                          186,931      196,133
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization of $21,448 and
     $17,215 at December 31, 2001 and 2000, respectively             115,562      117,845
Investments in joint ventures                                         17,892       15,249
Other assets, net                                                      6,036        7,707
                                                                   ---------    ---------
                                                                   $ 406,954    $ 433,671
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                              $  67,299    $  83,552
     Accrued liabilities                                              13,908       13,097
     Current maturities of long-term debt                                 75          112
                                                                   ---------    ---------
        Total Current Liabilities                                     81,282       96,761
Long-term debt                                                       125,314      128,786
Deferred income taxes                                                 19,157       15,899
Other long-term liabilities                                           12,308       10,368

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares
     authorized; none issued                                               -            -
Common stock; par value $.10; 40,000,000 shares authorized;
     17,131,240 issued at December 31, 2001; 17,119,420
     issued at December 31, 2000                                       1,713        1,712
Additional paid-in capital                                           105,800      106,137
Retained earnings                                                     98,085      100,807
Accumulated other comprehensive loss from foreign currency
     translation adjustments and deferred hedging gains/losses        (9,890)      (5,143)
Treasury stock, at cost; 2,494,952 shares at December 31, 2001;
     1,789,152 shares at December 31, 2000                           (26,815)     (21,656)
                                                                   ---------    ---------
        Total Stockholders' Equity                                   168,893      181,857
                                                                   ---------    ---------
                                                                   $ 406,954    $ 433,671
                                                                   =========    =========

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   For the Year Ended December 31,
                                                                 -----------------------------------
                                                                   2001         2000         1999
                                                                 ---------    ---------    ---------
Revenues                                                         $ 689,337    $ 846,939    $ 764,831
Cost of sales                                                      656,013      799,586      694,193
                                                                 ---------    ---------    ---------
Gross profits                                                       33,324       47,353       70,638

Selling, general and administrative expense                         22,686       27,334       24,924
Amortization expense                                                 5,367        5,196        4,653
Fees on receivables sale                                             3,372        1,082            -
Interest expense                                                     9,970       16,668       12,478
Interest and other income                                             (301)        (278)      (1,456)
Equity in earnings of affiliates                                    (3,131)      (3,060)      (2,265)
                                                                 ---------    ---------    ---------
Earnings (loss) before provision for (benefit from) income
    taxes and minority interests                                    (4,639)         411       32,304
Provision for (benefit from) income taxes                           (2,243)        (424)      11,162
                                                                 ---------    ---------    ---------
Earnings (loss) before minority interests                           (2,396)         835       21,142
Minority interests, net of provision for income taxes of $147,
     $74, and $182 at December 31, 2001, 2000, and 1999,
     respectively                                                      326          552          346
                                                                 ---------    ---------    ---------
Net earnings (loss)                                              $  (2,722)   $     283    $  20,796
                                                                 =========    =========    =========


Net earnings (loss) per common share:
    Basic                                                        $   (0.18)   $    0.02    $    1.26
                                                                 =========    =========    =========

    Diluted                                                      $   (0.18)   $    0.02    $    1.26
                                                                 =========    =========    =========

Weighted average shares outstanding:
    Basic                                                           14,978       15,353       16,448
    Diluted                                                         14,978       15,436       16,555

Dividends declared per common share                              $       -    $    0.24    $    0.24

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For the Year Ended December 31,
                                                                      -----------------------------------
                                                                         2001         2000         1999
                                                                      ---------    ---------    ---------
OPERATING ACTIVITIES
Net earnings (loss)                                                   $  (2,722)   $     283    $  20,796
Depreciation and amortization                                            29,197       29,708       27,038
Provision for deferred income taxes                                       2,106           76        3,369
Equity in earnings of affiliates                                         (3,131)      (3,060)      (2,265)
Other noncash charges                                                     3,390        5,349        2,370
Changes in operating assets and liabilities:
     Accounts receivable                                                 19,024       13,476      (39,588)
     Accounts receivable sold                                           (24,700)      90,000            -
     Inventories                                                         18,367       18,055      (20,962)
     Other current assets                                                 2,869       (1,373)        (129)
     Accounts payable and accrued liabilities                           (23,397)     (11,576)      27,604
                                                                      ---------    ---------    ---------
Net cash from operating activities                                       21,003      140,938       18,233

INVESTING ACTIVITIES

Payments for property and equipment                                      (9,858)     (37,701)     (30,856)
Acquisitions of businesses and investments                               (4,823)           -      (21,480)
Other                                                                       683       (1,414)      (1,803)
                                                                      ---------    ---------    ---------
Net cash used for investing activities                                  (13,998)     (39,115)     (54,139)

FINANCING ACTIVITIES

Net (payments of) proceeds from long-term revolving credit facility      (3,400)     (86,100)      44,377
Net (payments of) proceeds from issuance of long-term debt                 (110)        (164)         679
Debt issuance costs                                                        (978)        (813)      (1,041)
Dividends paid                                                                -       (3,555)      (3,931)
Purchases of treasury stock                                              (4,966)      (9,120)      (7,080)
Other                                                                       856          504         (599)
                                                                      ---------    ---------    ---------
Net cash (used for) from financing activities                            (8,598)     (99,248)      32,405

Effect of exchange rate differences on cash and cash equivalents           (120)        (139)           4
                                                                      ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                     (1,713)       2,436       (3,497)
Cash and cash equivalents at January 1                                    5,014        2,578        6,075
                                                                      ---------    ---------    ---------
Cash and cash equivalents at December 31                              $   3,301    $   5,014    $   2,578
                                                                      =========    =========    =========

SUPPLEMENTARY INFORMATION
Cash payments for interest                                            $  10,870    $  16,674    $  13,417
Cash payments for income taxes                                        $     807    $   1,323    $   9,825

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                          ADDITIONAL
                                                         COMMON STOCK      PAID-IN     RETAINED        TREASURY STOCK      TOTAL
                                                     -------------------                          ----------------------
                                                       SHARES    AMOUNT    CAPITAL     EARNINGS     SHARES      AMOUNT    DOLLARS
                                                     ---------- -------- -----------  ----------  ----------  ---------- ----------
BALANCE AT DECEMBER 31, 1998                         17,048,585 $  1,705 $   106,046  $   86,312    (530,539) $  (6,755) $  187,308
Comprehensive income:
    Net earnings                                              -        -           -      20,796           -          -      20,796
    Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                -        -           -      (2,229)          -          -      (2,229)
                                                                                                                         ----------
Net comprehensive income                                                                                                     18,567
                                                                                                                         ----------
Cash dividend                                                 -        -           -      (3,931)          -          -      (3,931)
Purchase of B&F Metals, Inc.                             17,890        2         268           -           -          -         270
Issuance of common stock for services                     7,945        1         122           -       4,000         51         174
Exercise of stock options                                36,200        3         165           -      21,120        252         420
Executive option exercise loan program                        -        -        (264)          -           -          -        (264)
Tax benefit from the exercise of non-
    qualified stock options                                   -        -         218           -           -          -         218
Common stock repurchased                                      -        -           -           -    (576,500)    (7,080)     (7,080)
Other                                                         -        -          (6)          -      (1,487)       (20)        (26)
                                                     ---------- -------- -----------  ----------  ----------  ---------  ----------
BALANCE AT DECEMBER 31, 1999                         17,110,620    1,711     106,549     100,948  (1,083,406)   (13,552)    195,656

Comprehensive income:
    Net earnings                                              -        -           -         283           -          -         283
    Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                 -        -           -      (2,012)          -          -      (2,012)
                                                                                                                         ----------
Net comprehensive loss                                                                                                       (1,729)
                                                                                                                         ----------
Cash dividend                                                 -        -           -      (3,555)          -          -      (3,555)
Issuance of common stock for services                     8,800        1          62           -           -          -          63
Common stock repurchased                                      -        -           -           -    (788,900)    (9,120)     (9,120)
Other Stock issued in connection with ESPP                    -        -        (474)          -      83,154      1,016         542
                                                     ------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                         17,119,420    1,712     106,137      95,664  (1,789,152)   (21,656)    181,857

Comprehensive loss:
    Net loss                                                  -        -           -      (2,722)          -          -      (2,722)
    Other comprehensive income (loss), net of tax:
      Deferred hedging gain/(loss)                                                        (4,923)                            (4,923)
      Foreign currency translation adjustments                -        -           -         176           -          -         176
                                                                                                                         ----------
Net comprehensive loss                                                                                                       (7,469)
                                                                                                                         ----------
Issuance of common stock for services                    11,820        1          73           -           -          -          74
Common stock repurchased                                      -        -           -           -    (644,500)    (4,966)     (4,966)
Stock issued in connection with ESPP                          -        -        (410)          -      60,134        681         271
Other                                                         -        -           -           -    (121,434)      (874)       (874)
                                                     ==============================================================================
BALANCE AT DECEMBER 31, 2001                         17,131,240 $  1,713 $   105,800  $   88,195  (2,494,952) $ (26,815) $  168,893
                                                     ==============================================================================

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
           (dollars in tables are in thousands, except per share data)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:
-----------------------

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of its majority owned subsidiaries and joint ventures (the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

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

Credit Risk:
------------

The majority of the Company's accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense for such uncollectible amounts was $2,565,000, $1,502,000 and $1,602,000 in 2001, 2000 and 1999,
respectively.

Inventories:
------------

Inventories are stated at the lower of cost or market. Cost is determined using either a specific identification method or a weighted average cost per product sold, and includes an allocation of average manufacturing labor and overhead costs to finished goods.

Property and Equipment:
-----------------------

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated to be approximately $8,000,000 and are being accrued as space in the landfills is used. The construction costs of the landfills are depreciated as space in the landfills is used.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 2001, 2000 and 1999 were $336,000, $1,067,000 and $520,000, respectively.

Amortization of Intangibles:
----------------------------

The excess of original acquisition costs over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over the expected life, currently from 15-40 years. Management regularly reviews the remaining goodwill with consideration toward recovery through future operating results. Goodwill is evaluated for recovery on an undiscounted basis. Deferred debt issuance costs, included in other assets, are being amortized over the term of the long-term debt.

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

Market Risk Management Using Financial Instruments:
---------------------------------------------------

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, ("NYMEX") and the actual hedge price. These contracts are accounted for as hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company's exposure to natural gas price risk. At December 31, 2001, the Company had outstanding swap agreements to hedge its anticipated domestic natural gas requirements on approximately 3,700,000 Mmbtus of natural gas, which represents approximately 62% of its expected 2002 fuel needs.

The Company has entered into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company's salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. At December 31, 2001, estimated 2002 total production covered under these futures sales contracts was 2,475 metric tonnes
(mt). In addition, the Company has entered into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. At December 31, 2001, such contracts had metal deliveries committed during 2002 of 18,767 mt. In conjunction with these futures sales contracts, the Company has also entered into options contracts covering 475 mt. These contracts are settled in the month of the corresponding production and/or shipment, with all gains and losses recognized in revenues.

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

The fair value of the Company's financial hedging agreements at December 31, 2001, representing the amount the Company would pay net of tax to terminate the agreements, totaled $4,923,000.

The Company engages in activities that expose it to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of the Company's risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company maintains a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. The Company also maintains a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices.

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138. The Company, which enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, evaluates and documents each hedge item when entered into. It is the Company's policy not to speculate in hedging activities. The adoption of SFAS 133 did not have a material impact on the Company's consolidated balance sheet or statement of operations in fiscal 2001.

Foreign Currency Translation:
-----------------------------

The Company's foreign subsidiaries in the U.K., Germany, Netherlands, Mexico and its equity investee in Germany use the local currency as their functional currency. Adjustments resulting from the translation into U.S. dollars are reflected as a separate component of stockholders' equity, and foreign currency transaction gains and losses are reflected in the Statements of Operations. The gains and losses on foreign currency exchange rate fluctuations and the translation adjustments for the three years ended 2001 were immaterial. As of December 31, 2001, the Company's accumulated foreign currency translation adjustment totaled $4,967,000 and the annual change is included in other comprehensive income in the Statements of Changes in Stockholders' Equity.

New Accounting Pronouncements:
------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new standards, SFAS 141 eliminates the pooling of interest method of accounting for business combinations. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. These new standards are all effective for fiscal years beginning after December 15, 2001. The Company will adopt these statements on January 1, 2002. At the present time, management believes that SFAS 141 will have no material impact on the Company.

Preliminary indications from required evaluations currently being conducted are that intangible asset impairment charges, which the Company expects to record in the first quarter of 2002 as a change in accounting principle, could be as much as $60,000,000. However, amortization of goodwill will be eliminated as a result of the Company's adoption of SFAS 142. The elimination of goodwill amortization is expected to positively impact the Company's 2002 net earnings by approximately $3,000,000 or $.15 per share. The adoption of SFAS 144 is not expected to have a significant effect on the operating results or financial position of the Company, excluding the effects of possible impairment charges.

NOTE B--ACQUISITIONS / JOINT VENTURE FORMATION

In October 2001, the Company invested approximately $4,800,000 in a recycling operation in the form of a joint venture with Reciclaje y Maquila, S.A. de C.V. The joint venture, in which the Company has a majority interest is known as IMCO Reciclaje de Nuevo Leon S. de R.L. de C.V., and is recycling aluminum drosses and other scrap under a contract with NEMAK, S.A, Monterrey, Mexico. The joint venture has been included in the Company's consolidated financial statements since the date of formation.

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



NOTE C--SALE OF RECEIVABLES

On November 2, 2000, the Company entered into a Receivables Purchase and Sale Agreement with a newly formed subsidiary of the Company organized as a Qualified Special Purpose Entity (QSPE). Under the Receivables Purchase and Sale Agreement, the Company agreed to sell, from time to time, their right, title and interest in certain trade accounts receivable and related assets (Pooled Receivables) to the QSPE. On November 2, 2000, the Company and the QSPE entered into a Receivables Purchase Agreement with a third party financial institution. Under the Receivables Purchase Agreement, the QSPE agreed to sell undivided interests in the Pooled Receivables, up to $100,000,000, to third party financial institution. The sales price of the Pooled Receivables to the third party financial institutions is calculated as the total outstanding balance times a discount rate based on total days outstanding of the Pooled Receivables, as defined, and the prime interest rate plus .25%. Under the Receivables Purchase Agreement, the Company agreed to service and collect the Pooled Receivables for a servicing fee calculated as .5% per annum of the daily average aggregate outstanding balance of the Pooled Receivables. The amount retained is calculated on a monthly basis as the eligible pool balance less the greater of the customer concentration reserve and the performance reserve. The third party financial institution has no recourse to the Company's other assets for failure of debtors to pay when due. The QSPE's retained interest in the Pooled Receivables are subordinate to the third party financial institution's interest. The value of the Pooled Receivables is subject to credit risk.

At December 31, 2001, the receivables retained by the QSPE were $24,700,000, compared to $17,226,000 in 2000. The amount outstanding under the Receivables Sale Facility at December 31, 2001 was $65,300,000. The net proceeds under this sale at December 31, 2000 were $90,000,000. During fiscal 2001 and 2000, the Company incurred fees on the sale of its receivables in the amount of $3,372,000 and $1,082,000, respectively. This facility is scheduled to terminate in November 2003.




NOTE D--INVENTORIES

The components of inventories are:

                                                        December 31,
                                              --------------------------------
                                                  2001               2000
                                              -------------     --------------
Finished goods                                    $  18,073           $ 30,357
Raw materials                                        19,477             23,790
Supplies                                              1,664              2,171
                                              -------------     --------------
                                                  $  39,214           $ 56,318
                                              =============     ==============

NOTE E--PROPERTY AND EQUIPMENT

The components of property and equipment are:

                                                    December 31,
                                          ------------------------------
                                             2001              2000
                                          ------------     -------------
Land, buildings and improvements             $ 164,678         $ 153,795
Production equipment and machinery             135,427           136,152
Office furniture, equipment and other           17,550            17,376
                                          ------------     -------------
                                               317,655           307,323
Accumulated depreciation                      (130,724)         (111,190)
                                          ------------     -------------
                                             $ 186,931         $ 196,133
                                          ============     =============

Depreciation expense for 2001, 2000 and 1999 was $23,830,000, $24,512,000 and
$22,405,000, respectively.

Estimated useful lives for buildings and improvements range from 15 to 39 years, machinery and equipment range from 3 to 20 years and office furniture and equipment range from 3 to 10 years.




NOTE F--INCOME TAXES

 The provision (benefit) for income taxes was as follows:


                                    For the Year Ended December 31,
                                --------------------------------------
                                   2001          2000          1999
                                -----------   -----------  -----------
Current:
    Federal                     $    (4,922)   $   (1,095)   $   7,238
    State                                57           390          500
    Foreign                            (366)          204           55
                                -----------   -----------  -----------
                                     (5,231)         (501)       7,793

Deferred:
    Federal                           2,406           320        3,221
    State                              (815)         (576)         577
    Foreign                           1,397           333         (429)
                                -----------   -----------  -----------
                                      2,988            77        3,369
                                -----------   -----------  -----------
                                $    (2,243)   $     (424)   $  11,162
                                ===========   ===========  ===========

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows:

                                                          For the Year Ended December 31,
                                                      ----------------------------------------
                                                         2001           2000          1999
                                                      ------------   ----------    -----------
Income taxes (benefit) at the federal statutory rate      $ (1,786)   $    (308)    $   11,231
Foreign taxes at the statutory rate                              3          537             67
Goodwill amortization, nondeductible                           596          864            807
State income taxes, net                                       (492)        (162)           693
Foreign income not currently taxable                          (864)      (1,130)          (871)
Other, net                                                     300         (225)          (765)
                                                      ------------   ----------    -----------
Provision (benefit) for income taxes                      $ (2,243)   $    (424)    $   11,162
                                                      ============   ==========    ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                         December 31,
                                                   -------------------------
                                                      2001          2000
                                                   ------------  -----------

Deferred tax liabilities:
-------------------------
  Accelerated depreciation and amortization           $ 23,482      $ 19,473
  Federal effect of state income taxes                   1,690         1,232
  Other                                                  1,366         1,150
                                                   ------------  -----------
Total deferred tax liabilities                          26,538        21,855

Deferred tax assets:
--------------------
  State net operating loss carryforwards                 2,774         2,171
  Tax credit carryforwards                               2,798         2,041
  Expenses not currently deductible                      5,812         5,433
  Federal effect of state income taxes                   1,323         1,150
  Deferred hedge gain/(loss)                             2,883             -
                                                   -----------   -----------
Total deferred tax assets                               15,590        10,795
Valuation allowance                                     (1,330)       (1,113)
                                                   -----------   -----------
Net deferred tax assets                                 14,260         9,682

                                                   -----------   -----------
Net deferred tax liability                            $ 12,278      $ 12,173
                                                   ===========   ===========

At December 31, 2001 and 2000, the Company had a $1,330,000 and $1,113,000
valuation allowance, respectively, to reduce certain deferred tax assets to amounts that are more than likely not to be realized. The majority of the valuation allowance relates to the Company's potential inability to utilize state recycling credits.

At December 31, 2001, the Company had approximately $1,277,000 of unused net operating loss carryforwards for foreign tax purposes, which do not expire, and had approximately $34,157,000 for state purposes, which expire in 2002 to 2021. At December 31, 2001, the Company had $2,798,000 of unused state tax credit carryforwards, $679,000 of which expire in 2002 to 2019, and $2,120,000 of which do not expire. At December 31, 2001 and 2000, the Company had a $3,994,000 and $3,957,000 federal income tax receivable, respectively.

Undistributed earnings of the Company's non-United States investment in a joint venture amounted to approximately $5,405,000 at December 31, 2001. These earnings are considered permanently reinvested and, accordingly, no additional United States income taxes or non-U.S. withholding taxes have been provided. Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practicable.

NOTE G--LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                              December 31,
                                                        -----------------------
                                                            2001        2000
                                                        -----------   ---------

Revolving credit loans                                    $ 110,500   $ 113,900
7.65% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1996 Series            5,699       5,696
7.45% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1997 Series            4,600       4,600
6.00% Morgantown, Kentucky Solid Waste
     Disposal Facilities Revenue Bonds-1998 Series            4,100       4,100
Other                                                           490         602
                                                        -----------   ---------
Subtotal                                                    125,389     128,898

Less current maturities                                          75         112
                                                        -----------   ---------
Total                                                     $ 125,314   $ 128,786
                                                        ===========   =========



As of December 31, 2001, the Company had $110,500,000 of indebtedness outstanding under the Credit Agreement and had $46,924,000 available for borrowing. At December 31, 2001, the Company had standby letters of credit outstanding in the aggregate amount of $3,306,000. The Company believes that its cash on hand, the availability of funds under the credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the Credit Agreement, as amended by the Third Amendment to the Second Amended and Restated Credit Agreement, imposes significant constraints on funding the Company's growth plans in 2002 and beyond.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The average amount of borrowings outstanding under the Credit Agreement during 2001 was approximately $128,600,000. The average interest rate on loans outstanding under the Credit Agreement during 2001 was approximately 6.59% per annum. As of March 1, 2002, there were $129,000,000 of borrowings outstanding under the Credit Agreement as well as outstanding letter of credit obligations of $2,763,000 and remaining availability of approximately $28,237,000 under the line of credit. The term of the Credit Agreement expires on December 31, 2003.

The fair value of the Company's outstanding indebtedness under the Credit Agreement approximates its carrying value due to its recent issuance, floating rate and relatively short maturity. The fair value of the Company's fixed rate Revenue Bonds based on discounted cash flows and incremental borrowing rates totals approximately $16,787,000.

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

The Credit Agreement, as amended by the Third Amendment, also imposes on the
Company: (i) additional prohibitions against incurring indebtedness, (ii) further limitations on dividends on and repurchases of shares of capital stock, and (iii) further limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offerings are applied to reduce the credit facility. Cash dividends on and repurchases of the Company's capital stock will be prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and no default or event of default has occurred and is continuing or would result therefrom. Capital expenditures will be limited to those funded by the Company's internally generated cash and its international operations, plus up to $15,000,000 per annum for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

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

Scheduled maturities of long-term debt subsequent to December 31, 2001 are as follows:

2002                                                            $      75
2003                                                              110,610
2004                                                                  105
2005                                                                  165
After 2006                                                         14,434
                                                                ---------
Total                                                           $ 125,389
                                                                =========


NOTE H--NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                           2001             2000           1999
                                                       ------------     -----------    -----------
Numerators for basic and diluted earnings (loss)
  per share:
    Net earnings (loss)                                $     (2,722)    $       283    $    20,796
                                                       ============     ===========    ===========

Denominator:
    Denominator for basic earnings (loss) per share--
      weighted-average shares                            14,978,120      15,353,383     16,447,949
    Dilutive potential common shares--stock options               -           4,204        106,740
    Dilutive potential common shares-equity forward               -          78,861              -
                                                       ------------     -----------    -----------
    Denominator for diluted earnings (loss) per share    14,978,120      15,436,448     16,554,689
                                                       ============     ===========    ===========

Net earnings (loss) per share:
    Basic                                              $      (0.18)    $      0.02    $      1.26
                                                       ============     ===========    ===========
    Diluted                                            $      (0.18)    $      0.02    $      1.26
                                                       ============     ===========    ===========

The following stock options were excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive, as the options' exercise price was greater than the average market price of the common stock:

                                                   2001       2000       1999
                                                ---------   ---------  ---------

Anti-dilutive stock options as of December 31   1,321,022   2,182,388  2,099,996
                                                =========   =========  =========


NOTE I--EMPLOYEE BENEFIT PLANS

With the exception of the employees at the U.S. Zinc facilities, the Company's profit-sharing retirement plan covers most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 2001 and 1999 were $412,000 and $2,302,000, respectively. There were no contributions made for 2000.

Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company matches a portion of the employees' contributions. The Company's match of employee contributions totaled $907,000, $1,053,000 and $876,000 for 2001, 2000 and 1999, respectively.

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

In 1992, the Company adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and non-employee members of the Board of Directors. Options granted to employees under this plan have various vesting periods. Annually, non-employee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to the number of shares determined by dividing the annual retainer fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service. The 1992 Stock Option Plan will expire in December 2002.

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

In March 1998, the Company adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company's Amended and Restated Stock Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provides loans to permit the exercise of certain Company stock options under the Amended and Restated Stock Option Plan and to pay federal and state taxes realized upon such exercises. Under this loan program 35,000 and 196,800 shares were exercised in 1999 and 1998, respectively. As of December 31, 2001, the Company had extended $2,266,000 in executive loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets) and recorded $32,000 in interest income during the year.

During 1999, the Company repurchased 576,500 shares of its common stock in open market or privately negotiated transactions at an aggregate purchase price of $7,080,000. In January 2000, the Company's Board of Directors authorized an increase in the aggregate maximum amount to be expended by the Company under its share repurchase program to $35,000,000. During 2000, the Company spent $9,120,000 to repurchase a total of 788,900 shares. In May 2000, the Company entered into a forward share contract, which was settled in May 2001. The forward share contract was concluded when the Company purchased 644,500 of the Company's shares from a financial institution at an average price of $7.70 for a total consideration of $4,966,000.

In October 2000 and February 2001, the Company awarded to certain officers, 650,000 shares of restricted Common Stock of the Company. The restricted stock grants were made pursuant to the terms of the officers' Employment Agreements. These shares cannot be transferred or pledged and are subject to purchase by the Company if the officers' employment with the Company terminates before the restriction period for the awards expires. These awards vest and the restriction period expires on the second anniversary of the date of a "change in control" of the Company as defined in the agreements. Upon a change in control, all unexercised Company stock options owned by these officers as of the date of grant of their restricted stock will automatically terminate. These shares are not included in the calculation of earnings per share.

Transactions under the option plans are as follows:

                                           2001                    2000                    1999
                                  ----------------------- -----------------------  ---------------------
                                              Weighted                Weighted                Weighted
                                               Average                 Average                Average
                                              Exercise                Exercise                Exercise
                                   Options      Price      Options      Price       Options    Price
                                  ----------------------- -----------------------  ---------------------
Options outstanding Jan. 1         2,208,799  $  14.40      2,342,028   $ 14.56     2,240,363  $  14.71
Options granted                      533,500  $   5.53         26,711   $  4.56       214,832  $  11.49
Options exercised                          -  $      -              -   $     -       (62,647) $   8.05
Options canceled
                                    (877,912) $  15.35       (159,940)  $ 15.00       (50,520) $  16.34
                                   ---------                ---------              ----------
Options outstanding Dec. 31        1,864,387  $  11.41      2,208,799   $ 14.40     2,342,028  $  14.56
                                   =========                =========              ==========
Options exercisable Dec. 31        1,346,976  $  13.51      1,881,050   $ 14.82     1,571,098  $  15.17
                                   =========                =========              ==========


Information related to options outstanding at December 31, 2001, is summarized below:

                                Options Outstanding               Options Exercisable
                     ----------------------------------------    ---------------------
                                       Weighted
                                        Average       Weighted                Weighted
                                       Remaining      Average                 Average
       Range of                       Contractual     Exercise                Exercise
    Exercise Prices      Options         Life          Price     Options       Price
---------------------------------     -----------    --------    -------    ----------
$  4.39 - $  4.75        242,165          9.1        $ 4.3986     18,865     $ 4.5000
$  4.75 - $  7.12        301,200          9.9        $ 6.4004     53,000     $ 6.1462
$  9.50 - $ 11.88        148,309          8.0        $10.9078    102,398     $10.8965

$11.88  -  $14.25        862,843     4.7     $13.1665      862,843     $13.1665
$14.25  -  $16.62        247,388     5.6     $15.8502      247,388     $15.8502
$16.62  -  $19.00          5,835     6.0     $17.1250        5,835     $17.1250
$21.38  -  $23.75         56,647     3.9     $22.7580       56,647     $22.7580
                   -------------                       -----------
                       1,864,387     6.5     $11.4148    1,346,976     $13.5098
                   =============                       ===========


The fair value of the Company's outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                               2001        2000       1999
                                             ---------   ---------  ---------

     Expected option life in years               4.0         2.0        3.9
     Risk-free interest rate                    3.82%       5.36%      5.94%
     Volatility factor                         0.442       0.439      0.329
     Dividend yield                             0.00%       5.30%      2.11%


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

The Company's pro forma information is as follows:


                                                                              December 31,
                                                                 ---------------------------------------
                                                                    2001          2000         1999
                                                                 -----------   -----------   -----------
Net earnings(loss):
    As reported                                                   $   (2,722)    $     283     $  20,796
    Pro forma                                                     $   (3,307)    $    (526)    $  19,629

Net earnings(loss) per common share:
    As reported--basic                                            $    (0.18)    $    0.02     $    1.26
    As reported--diluted                                          $    (0.18)    $    0.02     $    1.26

    Pro forma--basic                                              $    (0.22)    $   (0.03)    $    1.19
    Pro forma--diluted                                            $    (0.22)    $   (0.03)    $    1.19


Weighted-average fair value of options granted during the year    $     2.16     $    1.00    $    3.25

NOTE K--EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1999, the Company adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee's eligible compensation. A total of 800,000 shares are available for purchase under the plan. The Company issued 60,134 shares under the plan in 2001.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company's Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary's specification aluminum alloy production facility in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

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

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

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

Reportable Segment Information:
-------------------------------
Selected reportable segment disclosures for the three years ended December 31, 2001 are as follows:

                                            ALUMINUM       ZINC         TOTALS
                                           ----------   ----------   ----------
2001
----
Revenues from external customers           $  511,245    $ 178,092   $  689,337
Segment income (loss)                      $   29,498    $    (20)   $   29,478
Depreciation and amortization expense      $   21,611    $   4,645   $   26,256
Equity in earnings of affiliates           $    3,131    $       -   $    3,131
Segment assets                             $  250,825    $ 107,734   $  358,559
Equity investments in joint ventures       $   17,892    $       -   $   17,892
Payments for plant and equipment           $    7,808    $   1,180   $    8,988

2000
----
Revenues from external customers           $  598,759    $ 248,180   $  846,939
Segment income                             $   24,687    $  13,052   $   37,739

Depreciation and amortization expense      $   22,472    $   4,913   $   27,385
Equity in earnings of affiliates           $    3,060    $       -   $    3,060
Segment assets                             $  281,394    $ 106,088   $  387,482
Equity investments in joint ventures       $   15,249    $       -   $   15,249
Payments for plant and equipment           $   28,288    $   6,582   $   34,870

1999
----
Revenues from external customers           $  568,327    $ 196,504   $  764,831
Segment income                             $   52,974    $  12,788   $   65,762
Depreciation and amortization expense      $   20,718    $   4,615   $   25,333
Equity in earnings of affiliates           $    2,265    $       -   $    2,265
Segment assets                             $  415,614    $ 109,377   $  524,991
Equity investments in joint ventures       $   13,901    $       -   $   13,901
Payments for plant and equipment           $   19,612    $   3,670   $   23,282

Reconciliations of total reportable segment disclosures to the Company's consolidated financial statements are as follows:

                                                                     2001          2000          1999
                                                                  -----------   -----------   -----------
PROFITS
-------
Total profits for reportable segments                                $ 29,478     $  37,739     $  65,762
Unallocated amounts:
    General and administrative expense                                (20,845)      (19,788)      (21,775)
    Interest Expense                                                   (9,970)      (16,668)      (12,478)
    Fees on receivables sale                                           (3,372)       (1,082)            -
 Interest and other income                                                 70           210           795
                                                                  -----------   -----------   -----------
Income (loss) before provision for income taxes and minority
interests                                                            $ (4,639)          411      $ 32,304
                                                                  ===========   ===========   ===========

DEPRECIATION AND AMORTIZATION EXPENSE
-------------------------------------
Total depreciation and amortization expense for reportable
    segments                                                         $ 26,256     $  27,385      $ 25,333
Other depreciation and amortization expense                             2,941         2,323         1,705
                                                                  -----------   -----------   -----------
Total consolidated depreciation and amortization expense             $ 29,197     $  29,708      $ 27,038
                                                                  ===========   ===========   ===========

ASSETS
------
Total assets for reportable segments                               $358,559    $ 387,482     $ 524,991
Other assets                                                         48,395       46,189        18,646
                                                                -----------  -----------   -----------
Total consolidated assets                                          $406,954    $ 433,671     $ 543,637
                                                                ===========  ===========   ===========

PAYMENTS FOR PLANT AND EQUIPMENT
--------------------------------
Total payments for plant and equipment for reportable segments     $  8,988    $  34,870     $  23,282
Other payments for plant and equipment                                  870        2,831         7,574
                                                                -----------  -----------   -----------
Total consolidated payments for plant and equipment                $  9,858    $  37,701     $  30,856
                                                                ===========  ===========   ===========

Geographic Information:
-----------------------
The following table sets forth the geographic breakout of revenues (based on customer location) and property and equipment (net of accumulated depreciation):

                                       2001            2000          1999
                                 -------------    -------------  -----------
REVENUES
--------
Domestic                            $  614,389       $ 719,863     $ 658,261
Foreign                                 74,948         127,076       106,570
                                 -------------    ------------   -----------
Consolidated total                  $  689,337       $ 846,939     $ 764,831
                                 =============    ============   ===========

PROPERTY AND EQUIPMENT
----------------------
Domestic                              $173,417       $ 187,041     $ 180,342
Foreign                                 13,514           9,092         9,645
                                 -------------    ------------   -----------
Consolidated total                  $  186,931       $ 196,133     $ 189,987
                                 =============    ============   ===========

Aluminum shipments to customers located in Canada accounted for approximately 8% of consolidated revenues for 2001. Substantially all of the Company's foreign property and equipment are located at the Company's aluminum facility in Swansea, Wales. Earnings from foreign operations, including foreign joint ventures, for the fiscal years ending 2001, 2000 and 1999 amounted to $3,586,000, $4,990,000 and $3,049,000 respectively.


Major Customers:
----------------
During 2000 and 2001, no single customer accounted for more than 10% of consolidated revenues.

NOTE N--VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"). At December 31, 2001 and 2000, the Company's equity in the net income of VAW-IMCO is stated at $3,047,000 and $2,704,000, respectively. The following table represents the condensed balance sheets and income statements of VAW-IMCO as of December 31, 2001. See VAW-IMCO financial statements included here in.


                                      2001             2000             1999
                                 ---------------------------------------------
Assets
  Current assets                      55,351        $  57,075        $  48,122
  Long-term assets                    28,224           28,220           25,643
                                 ---------------------------------------------
                                   $  83,575        $  85,295        $  73,765
                                 =============================================

Liabilities
  Current liabilities              $  22,731        $  25,680        $  13,073
  Long-term liabilities               30,669           31,470           36,608
  Total stockholders' equity          30,175           28,145           24,084
                                 ---------------------------------------------
                                   $  83,575        $  85,295        $  73,765
                                 =============================================
Revenues                           $ 225,352        $ 214,625        $ 170,527
Gross Profit                       $  21,701        $  19,744        $  15,661
Net Income                         $   6,010        $   5,646        $   3,418


The Company is a 50% joint venture shareholder in VAW-IMCO, with VAW aluminium AG being the other shareholder. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium AG from its parent company. Under the terms of the joint venture agreement and the joint venture's organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause the joint venture to redeem the shares held by the shareholder whose control has changed. The redemption price, which is to be paid out in five equal installments (plus interest) from current funds in future cash flows of the joint venture, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation. The Company is currently reviewing its rights under the documents to elect to cause the joint venture to redeem those shares.

NOTE O--RELATED PARTY TRANSACTION

In July 2000, the Company entered into an agreement with one of the Company's former executive officers and his brother, both former stockholders of the Company's U.S. Zinc Corporation subsidiary, under which the Company sold real property for $2,450,000 in exchange for cash and a secured promissory note. The Company believed the sale price of the property was equivalent to sale prices of comparable properties in the area. The $2,440,000 note, which was due on June 30, 2002, bore interest at a rate of 8% per annum, was payable in monthly installments, and was secured by a first lien mortgage on the property. The transaction resulted in an after-tax gain of approximately $295,000 recorded in 1999. In April 2001, the secured promissory note was paid in full by the purchasers, and the mortgage has been released. The purchasers may, under certain conditions, require the Company to repurchase the real property until June 30, 2002.

    NOTE P--QUARTERLY FINANCIAL DATA (Unaudited)

                                       First       Second         Third         Fourth            Total
                                      Quarter      Quarter       Quarter      Quarter (1)          Year
                                    -----------  -----------   -----------  --------------    -------------
2001:
-----
Revenues                              $ 187,352    $ 177,496      $166,712       $ 157,777        $ 689,337
Gross profits                         $   7,856    $  11,145      $  9,831       $   4,492        $  33,324
Net earnings (loss)                   $    (367)   $     918      $    155       $  (3,428)       $  (2,722)
Net earnings (loss) per common
share:
   Basic                              $   (0.02)   $    0.06      $   0.01       $   (0.23)       $   (0.18)
   Diluted                            $   (0.02)   $    0.06      $   0.01       $   (0.23)       $   (0.18)


2000:
-----
Revenues                              $ 223,259    $ 225,819      $205,619       $ 192,242        $ 846,939
Gross profits                         $  16,102    $  13,531      $ 12,932       $   4,788        $  47,353
Net earnings                          $   2,564    $   1,537      $  1,017       $  (4,835)       $     283
Net earnings per common share:
   Basic                              $    0.17    $    0.10      $   0.07       $   (0.32)       $    0.02
   Diluted                            $    0.17    $    0.10      $   0.07       $   (0.32)       $    0.02

   (1) During the fourth quarter of 2000, the Company recorded pretax charges of
   ---
      $5.6 million, comprised primarily of $3.7 million related to the shutdown of the Bedford facility and other asset write downs. During the fourth quarter of 2001, the Company recorded pretax charges of $3.9 million, mainly due to an increase in the reserve for doubtful accounts related to customer bankruptcies, and to closing of a zinc trading office in Germany.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------
            FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

The information required by this item with respect to directors and nominees for director of the Company appears under the captions "Election of Directors" and "Remuneration of Directors and Officers -- Compliance with Section 16(a)" in the definitive Proxy Statement (herein so called) of the Company relating to the Company's 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 2002. Certain information as to executive officers of the Company is included herein under PART I, ITEM 4A. "EXECUTIVE OFFICERS OF THE
                                         --------
REGISTRANT."

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

The information required by this item appears under the captions "Remuneration of Directors and Officers--Stock Options", and "--Certain Transactions" in the definitive Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------

  (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1. Consolidated Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules in ITEM 8 - "FINANCIAL
                                                        ------
        STATEMENTS AND SUPPLEMENTARY DATA" thereof.

     2. Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules in ITEM 8 -
                                                                  ------
        "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" thereof.

     3. Exhibits:
        --------


   EXHIBIT
   NUMBER                              DESCRIPTION

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

     3.3 Amendment to By-laws of IMCO Recycling Inc. adopted in August 2000, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

  **10.1    IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as
            Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

  **10.2    Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit
            10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour, Thomas W. Rogers, C. Lee Newton, Robert R. Holian and James B. Walburg.

    10.3 Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as
            Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

  **10.4 IMCO Recycling Inc. 1992 Stock Option Plan, as amended December 15, 1994, February 28, 1996, February 25, 1997, May 13, 1997 and
            May 13, 1998, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

  **10.5 Amendment to the IMCO Recycling Inc. 1992 Stock Option Plan dated February 12, 2001, filed as Exhibit 10.5 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

  **10.6 IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997, May 13, 1997 and May 13, 1998, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

  **10.7 Amendment to the IMCO Recycling Inc. Annual Incentive Program dated February 12, 2001, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

  **10.8 Registration Rights Agreement dated as of November 14, 1997 among IMCO Recycling Inc. and the former shareholders of Alchem Aluminum, Inc., filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A-2 dated September 18, 1997, and incorporated herein by reference.

  **10.9 Executive Option Exercise Loan Program, dated March 10, 1998, filed as Exhibit 10.1 to the Company's Quarterly Report for the quarterly period ended March 31, 1998, and incorporated herein by reference.

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

    10.13 First Amendment dated January 5, 2000 to the Second Amended and Restated Credit Agreement, by and among the Company; Subsidiary Guarantors named therein; the Lenders thereunder; Bank of America, N.A.; PNC Bank, National Association and Chase Bank of Texas National Association dated October 25, 1999, filed as Exhibit

          10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

  10.14 Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2000 by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto and The Chase Manhattan Bank in its capacity as Administrative Agent under the Credit Agreement, filed as Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2000 and incorporated herein by reference.

  10.15 Receivables Purchase Agreement dated as of November 2, 2000 by and among IMCO Funding Corporation as the Seller, the Company as the Servicer, Market Street Funding Corporation as the Issuer and PNC Bank, National Association as the Administrator, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2000 and incorporated herein by reference.

  10.16 Third Amendment to the Second Amended and Restated Credit Agreement dated as of October 26, 2001 by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto and The Chase Manhattan Bank in its capacity as Administrative Agent under the Credit Agreement, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2001 and incorporated herein by reference.

**10.17   IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

  10.18 Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company's Form S-8 dated June 30, 1999, and incorporated herein by reference.

  10.19 Registration Rights Agreement dated as of July 21, 1998 among IMCO Recycling Inc. and the former shareholders of U.S. Zinc Corporation, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

**10.20 Split-Dollar Life Insurance Agreement between Steve B. Ingram, Trustee of the Ingram Family Insurance Trust No. 1 and the Company, filed as
          Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

**10.21   IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

**10.22 IMCO Recycling Inc. 2000 Restricted Stock Plan, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.23 Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000 filed as Exhibit 10.20 to the

          Company's Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.24 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 12, 2000 filed as Exhibit 10.21 to the Company's Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to Restricted Stock Award Agreements between the Company and
          (i) Paul V. Dufour dated October 12, 2000 and (ii) Richard L. Kerr dated February 1, 2001.

**10.25 Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000 filed as Exhibit 10.22 to the Company's Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.26 Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001 filed as Exhibit 10.23 to the Company's Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

*21       Subsidiaries of IMCO Recycling Inc. as of March 1, 2002

*23.1     Consent of Ernst & Young LLP.

*23.2 Consent of Arthur Andersen Wirtschaftsprufungsgesellschaft Steurberatungsgessellschaft Mbh

*23.3 Letter concerning certain representations of Arthur Andersen Wirtschaftsprufungsgesellschaft
          Steurberatungsgesellschaft
          Mbh

-----------------
*  Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2002                 IMCO Recycling Inc.



                                       By: /s/ ROBERT R. HOLIAN
                                          -------------------------------------
                                       Robert R. Holian, Senior Vice President,
                                       Controller and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                      Title                                  Date
------------------------------     --------------------------------------------------    --------------------
/s/ DON V. INGRAM                  Director, Chairman of the Board, Chief Executive
------------------------------     Officer and President
Don V. Ingram                                                                               March 22, 2002

______________________________     Director
John J. Fleming                                                                             March 22, 2002


/s/ DON NAVARRO                    Director
------------------------------
Don Navarro                                                                                 March 22, 2002

/s/ JAMES C. COOKSEY
------------------------------     Director
James C. Cooksey                                                                            March 22, 2002

/s/ JOHN E. GRIMES                 Director
------------------------------
John E. Grimes                                                                              March 22, 2002

______________________________     Director
Jeb Hensarling                                                                              March 22, 2002

______________________________     Director
William Warshauer                                                                           March 22, 2002

/s/ HUGH G. ROBINSON
------------------------------     Director
Hugh G. Robinson                                                                            March 22, 2002

                                   Executive Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
/s/ PAUL V. DUFOUR                 Officer)
------------------------------
Paul V. Dufour                                                                              March 22, 2002

                                   Senior Vice President, Controller and Chief
                                   Accounting Officer (Principal Accounting
/s/ ROBERT R. HOLIAN               Officer)
------------------------------
Robert R. Holian                                                                            March 22, 2002

VAW-IMCO Guss und Recycling GmbH, Grevenbroich,
Germany

Financial statements as of December 31, 2001 and 2000 together with report of independent public accountants

CONTENTS

                                                                           Page
                                                                           ----
Report of independent public accountants                                    F-1
Balance sheets as of December 31, 2001 and 2000                             F-2
Statements of income for the years ended December 31, 2001 and 2000         F-3
Statements of shareholders' equity for the years ended
   December 31, 2001 and 2000                                               F-4
Statements of cash flows for the years ended December 31, 2001
   and 2000                                                                 F-5
Notes to financial statements for the years ended December 31,
   2001 and 2000                                                            F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of VAW-IMCO Guss und Recycling GmbH:

We have audited the accompanying balance sheets of VAW-IMCO Guss und Recycling GmbH (a limited liability corporation, Grevenbroich, Germany) as of December 31, 2001 and 2000, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VAW-IMCO Guss und Recycling GmbH as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                    Arthur Andersen
                                    Wirtschaftspruefungsgesellschaft
                                    Steuerberatungsgesellschaft mbH

                                    /S/ GERD LUETZELER /S/ PPA. MARCUS SENGHAAS


Cologne, Germany January 25, 2002

                        VAW-IMCO Guss und Recycling GmbH
                                 BALANCE SHEETS
                 AS OF DECEMBER 31, 2001 and 2000
                                 (in thousands)

                                                                                   2001     2001     2000
                                                                            Note  USD 1)    EUR      EUR
                                                                            ----  ------  -------  -------
A S S E T S
-----------
   Current Assets

     Cash and cash equivalents                                                    14,736   16,557   12,991
     Accounts receivable, net of allowance for doubtful
        accounts of 2001: EUR 415 (2000: EUR 142)                                 21,225   23,848   23,709
     Inventories                                                             2    18,147   20,390   22,528
     Other receivables                                                               409      460      703
     Other current assets                                                    6       115      129       27
     Receivables from affiliates                                                     719      808      760
                                                                                  ------  -------  -------
          Total Current Assets                                                    55,351   62,192   60,718
   Property and equipment, net                                               3    27,584   30,993   29,241
   Intangible assets, net                                                            640      719      780
                                                                                  ------  -------  -------
                                                                                  83,575   93,904   90,739
                                                                                  ======  =======  =======
L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
-------------------------------------------------------------------

   Current Liabilities
     Accounts payable                                                             14,708   16,526   20,437
     Accrued liabilities                                                           3,452    3,879    3,413
     Accrued taxes                                                           4     1,642    1,845        0
     Deferred income taxes                                                   4     1,076    1,209    2,175
     Current maturities of long-term debt                                    5       790      888      888
     Payables to affiliates                                                          674      757      406
     Other liabilities                                                       6       388      436        0
                                                                                  ------  -------  -------
          Total Current Liabilities                                               22,731   25,540   27,319
                                                                                  ------  -------  -------
   Long-term debt                                                            5    19,441   21,844   22,732
   Deferred income taxes                                                     4     3,027    3,401    2,215
   Pension and other long-term liabilities                                   7     8,200    9,214    8,532

   Shareholders' Equity
     Share capital                                                                 9,105   10,230   10,226
     Additional paid-in capital                                                    7,340    8,247    8,251
     Retained earnings                                                            14,077   15,817   11,464
     Accumulated other comprehensive income (loss)                           8      (346)    (389)       0
                                                                                  ------  -------  -------
          Total Shareholders' Equity                                              30,175   33,905   29,941
                                                                                  ------  -------  -------
                                                                                  83,575   93,904   90,739
                                                                                  ======  =======  =======

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2001 which was EUR 1.00 to USD 0.89.

The accompanying notes to the financial statements are an integral part of these financial statements.

                        VAW-IMCO Guss und Recycling GmbH
                              STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000(1)
                                 (in thousands)

                                                                        2001        2001        2000
                                                             Note      USD 1)       EUR         EUR
                                                             ----     -------     -------     -------
Revenues                                                              225,352     253,204     228,324
Cost of sales                                                        (203,651)   (228,821)   (207,694)
                                                                      -------     -------     -------
Gross profits                                                          21,701      24,383      20,630
-------------

Selling, general and administrative expenses                          (10,474)    (11,769)    (10,781)
Other operating income                                                  2,964       3,330       3,278
Other operating expense                                                (3,631)     (4,080)     (1,833)
                                                                      -------     -------     -------
Income from operations                                                 10,560      11,864      11,294
----------------------

Interest expense                                                       (1,368)     (1,537)     (1,587)
Interest and other income                                                 392         441         302
                                                                      -------     -------     -------
Income before provision for income taxes                                9,584      10,768      10,009
----------------------------------------

Provision for income taxes                                    4        (3,574)     (4,015)     (4,003)
                                                                      -------     -------     -------
Net Income                                                              6,010       6,753       6,006
----------                                                            =======     =======     =======

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2001 which was EUR 1.00 to USD 0.89.

The accompanying notes to the financial statements are an integral part of these financial statements.

                        VAW-IMCO Guss und Recycling GmbH
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000(1)
                                 (in thousands)

                                                                                        Accumulated
                                                           Additional                      Other
                                              Share         Paid-in      Retained      Comprehensive
                                             Capital        Capital      Earnings          Income          Total          Total
                                               EUR            EUR           EUR             EUR             EUR           USD 1)
                                          -------------  ------------- -------------   -------------   -------------   ------------
Balance at January 1, 2000                       10,226          5,618         8,091             -            23,935        21,302
--------------------------
Net income                                            -              -         6,006             -             6,006         5,345
Cash dividend                                         -              -       (2,633)             -            (2,633)       (2,343)
Capital contribution                                  -          2,633             -             -             2,633         2,343
                                          -------------  ------------- -------------   -------------   -------------   -----------
Balance at December 31, 2000                     10,226          8,251        11,464             -            29,941        26,647
----------------------------              -------------  ------------- -------------   -------------   -------------   ------------
Net income                                            -              -         6,753
Net gains and losses on cash flow hedges                                                        (389)
Total comprehensive income                            -              -             -                           6,364         5,664
Cash dividend                                         -              -        (2,400)              -          (2,400)       (2,136)
Other                                                 4             (4)            -               -               -             -
                                          -------------  ------------- -------------   -------------   -------------   -----------
Balance at December 31, 2001                     10,230          8,247        15,817            (389)         33,905        30,175
----------------------------              =============  ============= =============   =============   =============   ===========

1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2001 which was EUR 1.00 to USD 0.89.

The accompanying notes to the financial statements are an integral part of these financial statements.

                        VAW-IMCO Guss und Recycling GmbH
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000 (1)
                                 (in thousands)

                                                                     2001       2001       2000
                                                                    USD 1)      EUR        EUR
                                                                    ------     ------     ------
Operating activities
--------------------
Net income                                                           6,010      6,753      6,006
Depreciation and amortization                                        2,774      3,116      3,418
Provision for deferred income taxes                                    196        220      1,810
Changes in operating assets and liabilities:
   Accounts receivable                                                (124)      (139)    (1,601)
   Inventories                                                       1,903      2,138     (7,007)
   Other receivables                                                   216        243       (291)
   Other current assets                                                (50)       (56)        39
   Receivables from affiliates                                         (43)       (48)     2,633
   Accounts payable                                                 (3,481)    (3,911)    11,660
   Accrued liabilities                                                 415        466     (1,382)
   Accrued taxes                                                     1,642      1,845          0
   Payables to affiliates                                              313        352        325
   Pension and other long term liabilities                             607        682        899
                                                                    ------     ------     ------
Net cash provided by operating activities                           10,379     11,661     16,509

Investing activities
--------------------
Payments for property and equipment
   and proceeds of sale/ disposal thereof                           (4,278)    (4,807)    (7,975)
                                                                    ------     ------     ------
Net cash used in investing activities                               (4,278)    (4,807)    (7,975)

Financing activities
--------------------
Principal payments on long-term debt                                  (790)      (888)    (1,686)
Capital contribution                                                     0          0      2,633
Dividends paid                                                      (2,136)    (2,400)    (2,633)
                                                                    ------     ------     ------
Net cash used in investing activities                               (2,926)    (3,288)    (1,686)

Net increase in cash and cash equivalents                            3,174      3,566      6,848
Cash and cash equivalents at January 1                              11,562     12,991      6,143
                                                                    ------     ------     ------
Cash and cash equivalents at December 31                            14,736     16,557     12,991
                                                                    ======     ======     ======

Supplementary information
-------------------------
Cash payments for interest                                           1,368      1,537      1,565
Cash payments for income taxes                                       1,698      1,908      2,150


Supplemental Schedule of Noncash Activities
-------------------------------------------
Change in fair value of derivatives, net of cash                       346        389          0


1) The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2001 which was EUR 1.00 to USD 0.89.

The accompanying notes to the financial statements are an integral part of these financial statements.

VAW-IMCO GUSS UND RECYCLING GMBH, GREVENBROICH, GERMANY
-------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
-------------------------------------------------
DECEMBER 31, 2001 AND 2000
--------------------------

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Organization and nature of business
-----------------------------------

The accompanying financial statements represent the accounts of VAW-IMCO Guss und Recycling GmbH, Grevenbroich, Germany (hereinafter also referred to as the `Company' or `VAW-IMCO Guss und Recycling GmbH').

The Company's principal business activities include the ownership and operation of aluminum recycling and remelting facilities in Europe. Aluminum scrap material is recycled for a fee and then the material is returned to its customers, some of whom are the world's largest aluminum and automotive companies. Aluminum scrap is also purchased on the open market, recycled and sold. Aluminum remelting, alloying, tolling of aluminum dross and scrap recovery activities represent the Company's only operating segment.

The Company is a joint-venture of IMCO Recycling Holding B.V., Amsterdam, Netherlands, which is a affiliate of IMCO RECYCLING INC., Delaware, and VAW aluminium AG, Bonn, Germany. VAW aluminium AG is a 100 % subsidiary of E.ON AG, Duesseldorf, Germany. Both joint venture partners hold 50 % each of the Company.

Basis of presentation
---------------------

The financial statements have been prepared according to accounting principles generally accepted in the United States ("U.S. GAAP") and are presented in the principal currency Euro (EUR) and in amounts thousands of Euro.

Use of estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates in the accompanying financial statements include: pensions and early retirement accruals.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the current period presentation.

Revenue recognition
-------------------

Revenues are generally unconditional sales that are recorded in compliance with the Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", when product is shipped and invoiced to independently owned and operated customers, provided, among other things, persuasive evidence of an agreement exists, the price is fixed or otherwise determinable, and collectability is reasonably assured. Sales are recognized net of sales tax, trade discounts and returns. Provisions for warranty are estimated and accrued at the time of sale. Actual warranty costs do not materially differ from estimates. Provisions are recorded for returns and bad debts.

Cost of sales
-------------

Cost of sales primarily consists of the cost of purchased raw materials, production costs and material costs and direct manufacturing overheads in relation to manufactured products sold.

Cash and cash equivalents
-------------------------

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts receivable and credit risk
-----------------------------------

The majority of the Company's accounts receivable are due from companies in the aluminum and automotive industries. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for bad debt which management believes is adequate to provide for the risk of loss that is present in the accounts receivable at December 31, 2001 (see Note 9).

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

Pensions
--------

VAW-IMCO Guss und Recycling GmbH maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some executives are entitled to received enhanced pension benefits. It is a book reserve plan, i.e. no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under Statement of Financial Accounting Standards (SFAS) No. 87 "Employers' Accounting for Pensions" a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as unfunded accrued pension cost. This amount is covered by a pension insurance association if the Company itself is unable to fulfill its obligations.

Disclosures are made in accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits".

Early retirement
----------------

Based on the "Early Retirement-Law" and the collective agreement of the chemical industry in Germany, employees have the opportunity to shorten their working life time without reducing the net wages by receiving additional compensation. Since the compensation is paid without a return from the employee's side, the compensation is treated as `post employment benefit' as defined by SFAS No. 87 "Employers' Accounting for Postemployment Benefits". The amount of the compensation payments is accrued proportionally over the remaining service period of the individual employees.

Income taxes
------------

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Derivative financial instruments
--------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" and in June 2000 by SFAS No. 138, "Accounting for certain Derivative Instruments and certain Hedging Activities".

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. These standards require that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company has adopted SFAS No. 133, as amended, effective January 1, 2001. All derivatives held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in derivative fair values are recorded as a component of comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Gains or losses are then recognized in the income statement. The Company currently utilizes the following derivative financial instruments:

- Mark-to-market interest rate derivatives (interest rate swaps) to reduce interest rate risk and
- Aluminum forward hedge contracts (London Metal Exchange LME HG Aluminum [EUR]) to hedge the market risk of changing prices for purchases or sales of aluminum.

Forward contracts are contracts negotiated between the Company and reputable metal brokers to purchase and sell a specific quantity of aluminum at a price specified at origination of the contract, with delivery and settlement at a specified future date. In many cases, the Company enters into these contracts on behalf of its customers with agreed-upon terms. The Company does not hold or issue derivative financial instruments for trading purposes.

Before adoption of SFAS No. 133, these transactions qualify and are accounted for as hedges based on SFAS No. 80 "Accounting for future contracts" (fixed rate, amount of cash inflows/ outflows is certain and not effected by changes in market interest rate). The cumulative change in the market value on the effective date as of December 31, 2000 was shown as a gain/ loss of the aluminum purchase/ sale (anticipated transaction). Evidence at December 31, 2000 indicates recovery on sale of the finished goods.

See Note 6 for additional information regarding the Company's derivative holdings.

Comprehensive income
--------------------

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity.

For the Company, other comprehensive income consists only of unrealized gains and losses on derivatives.

Earnings per share
------------------

Since the Company is a German GmbH (limited liability corporation), there are no authorized or issued shares outstanding. Therefore, earnings per share information has not been presented in the accompanying financial statements.

Fair value disclosures
----------------------

The FASB has issued several statements concerning financial instruments. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires reporting entities to disclose the fair value of financial instruments, and as amended by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", includes the disclosure requirements of credit risk concentrations from SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk". In addition to amending SFAS No. 107, SFAS No. 133 supersedes SFAS No. 105 and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of those instruments. See Notes 5 and 6 for disclosures regarding long-term debt and derivative instruments.

Recently issued accounting pronouncements
-----------------------------------------

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortised over their estimated useful lives.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company does not believe these Statements will have an impact on its results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. An entity shall measure changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change shall be the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount shall be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of SFAS No. 143 will have a material impact on its results of operations or its financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale consistent with the fundamental provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Whilst it supersedes APB Opinion 30 "Reporting the Results of operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" it retains the presentation of discontinued operations but broadens that presentation to include a component of an entity (rather than a segment of a business). However, discontinued operations are no longer recorded at net realizable value and future operating losses are no longer recognized before they occur. Under SFAS No. 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS No. 144 also establishes criteria for determining when an asset should be treated as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of the Statement are generally to be applied prospectively. The Company currently has no plans to dispose of any operations and accordingly, does not anticipate that adoption of SFAS No. 144 will have a material impact on its results of operations or its financial position.

NOTE 2 -- INVENTORIES
---------------------

The components of inventories as of December 31, 2001 and 2000 are as follows:

                                        2001    2000
                                        KEUR    KEUR
                                       ------  ------
Raw materials and supplies             11,362  12,825
Work-in-process                        2,103   3,114
Finished goods                         6,925   6,589
                                       ------  ------
                                       20,390  22,528
                                       ======  ======

NOTE 3 -- PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
------------------------------------------------------

The components of property and equipment at December 31, 2001 and 2000 are as follows:

                                                           2001         2000
                                                           KEUR         KEUR
                                                          -------      -------
Land, buildings and improvements                            7,015        5,832
Production equipment and machinery                         34,021       30,794
Office furniture, equipment and other                       5,206        4,825
Construction-in-progress                                      382          585
                                                          -------      -------
                                                           46,624       42,036
Accumulated depreciation                                  (15,631)     (12,795)
                                                          -------      -------
                                                           30,993       29,241
                                                          =======      =======

Major investments during the year 2001 were the purchase of land and building in Toeging, Germany, for plant expansion.

Estimated useful lives for buildings and improvements range from 10 to 25 years, machinery and equipment as well as office furniture and equipment, range from 3 to 15 years.

Depreciation expense for 2001 (Property and equipment) amounts to KEUR 2,837 and 3,154 for 2001 and 2000, respectively.

Intangible assets as of December 31, 2001 and 2000, includes purchased software in the amount of KEUR 1,407, thereof payments on account amounting to KEUR 221 and KEUR 1,179, thereof payments on account amounting to KEUR 9, respectively. As of December 31, 2001 and 2000, the accumulated amortization on purchased software amounts to KEUR 688 and KEUR 408, respectively.

Amortization expense for intangible assets in 2001and 2000 amounts to KEUR 279 and KEUR 264, respectively.

NOTE 4 -- INCOME TAXES
----------------------

German trade tax on income is levied on a company's taxable income adjusted for certain revenues which are not taxable for trade tax purposes and for certain expenses which are not deductible for trade tax purposes. The trade tax rate is dependent on the municipality in which the company operates. The effective statutory trade tax rate was 16.7 % for fiscal year 2001. Trade tax is deductible for corporate income tax purposes which is reflected in the rate shown above.

Until December 31, 2000, German corporations were subject to corporate income tax at a rate of 40% on non-distributed profits, 30% on distributed profits. Effective January 1, 2001, the corporate income tax rate in Germany has changed to 25 % on non-distributed and on distributed profits. In addition, since January 1, 1998 German corporations are subject to a surtax in connection with the reunification of Germany of 5.5 % of aggregate income tax liabilities.

The provisions for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                                        2001       2000
                                                        KEUR       KEUR
                                                        -----      -----
Current:
--------
   Corporate                                            2,173      1,211
   Trade                                                1,622        982
                                                        -----      -----
                                                        3,795      2,193
Deferred:
---------
   Corporate                                              125        924
   Trade                                                   95        886
                                                        -----      -----
                                                          220      1,810
                                                        -----      -----
                                                        4,015      4,003
                                                        =====      =====

The provision for income taxes is different from that which would be obtained by applying the German statutory income tax rates of 39% for 2001 and 43% for 2000 to income before income taxes, as follows:

                                                        2001       2000
                                                        KEUR       KEUR
                                                        -----      -----
Income taxes at the statutory rate                      4,162      4,304
Current taxes last year                                   (42)         0
Change in tax rate for deferred taxes                       0       (458)
Other                                                    (105)       157
                                                        -----      -----
                                                        4,015      4,003
                                                        =====      =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                                      2001      2000
                                                                      KEUR      KEUR
                                                                      -----     -----
Deferred tax liabilities:
-------------------------
   Accumulated depreciation                                           3,610     2,523
   Inventories                                                        1,247     1,582
   Accrued liabilities                                                  191       661
   Accounts receivable                                                    5         0
                                                                      -----     -----
Total deferred tax liabilities                                        5,053     4,766

Deferred tax assets:
--------------------
   Pension                                                               85       172
   Accrued liabilities                                                  358       204
                                                                      -----     -----
Total deferred tax assets                                               443       376
                                                                      -----     -----
Net deferred tax liability
     thereof current: KEUR 1,209 for 2001 and KEUR 2,175 for 2000
     and long-term: KEUR 3,401 for 2001 and KEUR 2,215 for 2000       4,610     4,390
                                                                      =====     =====

At December 31, 2001 and 2000, management believes that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance has been recorded at December 31, 2001 and 2000.

The increase in taxable differences results mainly from different depreciation methods for US-GAAP and German tax purposes. Additionally, the provision for pensions under SFAS 87 is higher than the amount accrued in the tax books, which reflects the calculation under the German tax law.

NOTE 5 -- LONG-TERM DEBT
------------------------

Long-term debt at December 31, 2001 and 2000 is summarized as follows:

                                                                                        2001      2000
                                                                                        KEUR      KEUR
                                                                                       ------    ------
(1) Commerzbank bank loan,
     interest rate at 6-month-LIBOR (weighted average interest
     rate of 4.465 % and 4.472 %, respectively fixed with a swap, see Note 6) with semiannual interest rate payments and
     repayment of KEUR 10,226 at maturity, matures on May 15, 2003                     10,226    10,226
(2) Landesbank Rheinland-Pfalz bank loan,
     interest rate at 6-month-LIBOR (weighted average interest rate of 4.465 % and 4.472 %, respectively, fixed with a swap, see Note 6)
     with semiannual interest rate payments and repayment of KEUR 10,226
     at maturity matures on May 15, 2003                                               10,226    10,226
(3) Various Commerzbank investment credits:
     Investment credit,
        fixed interest rate of 4.2 % per annum with quarterly interest payments and semiannual repayments of KEUR 189
        matures March 31, 2004                                                            946     1,324
     Investment credit,
        fixed interest rate of 5.875 % per annum with quarterly
        interest payments and quarterly repayments of KEUR 66
        matures September 30, 2004                                                        728       993
     Investment credit,
        fixed interest rate of 4.5 % per annum with quarterly interest payments and semiannual repayments of KEUR 89
        matures March 31, 2004                                                            445       623
     Investment credit,
        fixed interest rate of 4.5 % per annum with quarterly interest payments and semiannual repayments of KEUR 21
        matures March 31, 2004                                                            107       149
     Investment credit,
        fixed interest rate of 5.45 % per annum with quarterly
        interest payments and quarterly repayments of KEUR 6
        matures March 31, 2004                                                             54        79
                                                                                       ------    ------
   Total various Commerzbank investment credits                                         2,280     3,168
                                                                                       ------    ------
Subtotal                                                                               22,732    23,620
Less current maturities                                                                  (888)     (888)
                                                                                       ------    ------
Long-term debt                                                                         21,844    22,732
                                                                                       ======    ======

The purpose of long-term debts (1) and (2) are for investments in furnaces as well as for necessary working capital, whereas long-term debts (3) are for equipment investments only. The debt obligations are unsecured. However, financial ratios and other covenants have to be met according to credit loan agreements. As of December 31, 2001 and 2000 VAW-IMCO Guss und Recycling GmbH is in compliance with all financial ratios and other covenants related to the above debt arrangements.

The fair value of the long-term debt approximates its fair value due to its variable rate and its interest rate resets according to LIBOR. The Company uses interest rate swaps to convert its variable rate debt to fixed rates. See Note 6 for additional information regarding the Company's hedging activities.

In addition, the Company has available a KEUR 10,226 short-term working capital line of credit with Commerzbank which is not utilized as of December 31, 2001or 2000.

For the years ended 2001 and 2000, the total amount of interest cost amounting to KEUR 1,537 KEUR 1,587, respectively, incurred during the period was charged to expense. Scheduled maturities of long-term debt subsequent to December 31, 2002 are as follows:

                                                                      KEUR
                                                                     ------
Mature in 2003                                                       21,340
Mature in 2004                                                          504
                                                                     ------
Total                                                                21,844
                                                                     ======

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------

Interest rate swaps
-------------------

The Company uses the following hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results:

Financial instruments utilized by the company are designated as cash flow hedges. The company uses interest rate swaps to convert its variable rate financing activities to fixed rates. The Company assumes that there will be no hedge ineffectiveness in the cash flow hedging relationship between the floating-rate debt and the swap because the requirements under SFAS 133 have been met (short-cut-method) and adjust the carrying amount of the swap (included in other liabilities) to its fair value and adjust other comprehensive income by an offsetting amount.

As of December 31, 2001 and 2000, the Company had the following interest rate swap contracts outstanding: Interest rate swap contracts relating to a variable rate loan with Landesbank Rheinland-Pfalz and relating to another variable rate loan with Commerzbank. These agreements convert the variable rate on LIBOR to a fixed rate of 6.210% for Landesbank Rheinland-Pfalz and 6.144% for Commerzbank on a notional amount of KEUR 10,226 each and mature both on May 15, 2003.

Based on current interest rates for similar transactions, mark-to-market net present value of these interest rate swaps at December 31, 2001 were KEUR (360) and at December 31, 2000 were KEUR (320), related to the Landesbank Rheinland-Pfalz loan and at December 31, 2001 were KEUR (350) and at December 31, 2000 were KEUR (301), related to the Commerzbank loan. The fair value of the swaps is recorded in long-term debt.

Market value of the swaps is the same as carrying value as SFAS No. 133 requires derivatives to be recognized in the financial statements at market value. Credit and market risk exposures are limited to the net interest differentials.

Forward contracts
-----------------

VAW-IMCO Guss und Recycling GmbH acts in the aluminum recycling industry and hedges fixed sales prices of customers' orders with future delivery date as well as metal input (quantity and pricing) for producing the order quantity to maintain the margin of these sales. The Company uses forward contracts designated as cash flow hedges to hedge the risk exposure of changes in the LME-quotation with buying/ selling Aluminum forward contracts (LME HG Aluminum
EUR). All derivatives held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, derivative gains and losses from changes in derivative fair values included in other comprehensive income are reclassified into cost of sales at the time when the underlying physical transaction takes place. The unrealized gains or losses are reflected on the balance sheet in other current assets or liabilities. If the above hedging activities no longer qualify for deferral, the contracts are marked to market to other income in the current period.

The Company has forward contracts for aluminum outstanding as of December 31, 2001 and 2000. As of December 31, 2001 and 2000, purchase contracts call for the payment of KEUR 2,650 and KEUR 11,738 in 2001 and 2000, respectively at notional value and sales contracts call for the repayment of KEUR 1,050 and KEUR 11,338, respectively at notional value. These contracts mature between January and June 2002 (January and December 2001, respectively for 2000). The fair value of these contracts at December 31, 2001 and 2000 is KEUR 75 and KEUR 357, respectively, based on quoted market prices as of December 31, 2001 and 2000. The net derivative gains included in other comprehensive income at December 31, 2001 will be reclassified into earnings based on when the related hedged item is recognized in earnings, all of which is expect to occur within the next twelve months. The fair value of the forward contracts are recorded in other current assets and liabilities.

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

A part of forward contracts is handled by the Metal services division of VAW aluminium AG, Bonn, who only works with reputable metal brokers. Apart from VAW aluminium AG, Bonn, as counterpart, 1,050 tons of forward purchase contracts and 500 tons of open forward sales contracts are concluded with Prudential Bache International Ltd., London.

Market value on the forward contracts is the same as carrying value as SFAS No. 133 requires derivatives to be recognized in the financial statements at market value.

NOTE 7 -- PENSION PLAN
----------------------

The Company maintains a defined benefit pension plan for its employees.

Pension cost for the Company's defined pension plan includes the following components:

                                                       2001      2000
                                                       KEUR      KEUR
                                                       -----     -----
Service cost                                             255       258
Interest cost                                            565       499
                                                       -----     -----
Net periodic pension cost                                820       757
                                                       =====     =====

Change in Projected Benefit Obligation (PBO):
                                                       2001      2000
                                                       KEUR      KEUR
                                                       -----     -----
PBO at January 1                                       7,777     7,539
Planned transfer of assets                                 0       158
Service cost                                             255       258
Interest cost                                            565       499
Actuarial loss/ (gain)                                   181      (647)
Benefits paid                                           (111)      (30)
                                                       -----     -----
PBO at December 31                                     8,667     7,777
Unrecognized net loss                                   (262)      (80)
Provision for pension insurance                           59        51
Transfer of assets                                       (13)        0
Other                                                    104       113
                                                       -----     -----
Pension liability at December 31                       8,555     7,861
                                                       =====     =====

Actuarial assumptions as of December 31, 2001 and 2000 are as follows:

                                                       2001      2000
                                                       -----     -----

Interest rate                                            7.0%      7.0%
Compensation increase                                    3.0%      3.0%
Cost-of-living increase for pensions                     2.0%      2.0%

The computation of the accrual is based on the following retirement ages which reflect present legal early retirement provisions in Germany:

Change in Projected Benefit Obligation (PBO):

Males                     63 years
Females                   60 years
Disabled                  60 years

The PBO as of December 31, 2001 and 2000 includes an unrealized loss amounting to KEUR 262, and KEUR 80, respectively. The loss does not exceed 10 % of the PBO, so an amortization is not required.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
------------------------------------------------------

For the year ended 2001, the re-tax amount of net hedging losses arising during the period amounts to KEUR 635 including the tax benefit of KEUR 246 the after tax amount is equal KEUR 389 . Accumulated other comprehensive loss consists of unrealized gains and losses on derivatives. As a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, the Company recorded a net-of-tax cumulative loss adjustment of KEUR 162 in accumulated other comprehensive earnings to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. The related net change associated with current period hedging transactions as of December 31, 2001 amounts to a loss adjustment of KEUR 227. During 2001, the net-of-tax cumulative gain reclassified out of Other Comprehensive Income into earnings amounted to KEUR 267.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Regulatory and legal environment
--------------------------------

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could possibly require the Company to make substantial expenditures in the future. At December 31, 2001 and 2000, the Company is in compliance with all environmental laws and management is not aware of any amendments of laws which might result in noncompliance in the future.

Purchase commitments
--------------------

Purchase commitments for raw materials (aluminum (LME), aluminum scrap material and other services) with maturities within one year amount to KEUR 33,237 as of December 31, 2001 and KEUR 30,839 as of December 31, 2000.

Major customers
---------------

In the fiscal year 2001, there are two major customers with revenues above 10 % of the total revenues (representing 15 % and 14 % of the total revenues). In the fiscal year 2000, there were three major customers with revenues above 10 % of the total revenues (representing 14 %, 12% and 10% of the total revenues). Although unlikely, the loss of one of these customers could have a material adverse effect upon the business of the Company and its future operating results.

NOTE 10 -- SEGMENT INFORMATION
------------------------------

The Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". These rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The Company's business consists solely of aluminum recycling and alloying (one integrated process), therefore the product-line segment disclosure has been omitted. This product has been manufactured in Germany, where the Company operates, for various customers in Europe.

Description of types of products
--------------------------------

The aluminum segment represents all of the Company's aluminum remelting and recycling of aluminum dross and scrap recovery activities. The Company delivers aluminum in molten (just-in-time delivery) and ingot form to aluminum producers. It primarily serves the

European car makers and car suppliers industry but also supplies the construction sector and other markets.

Geographic information
----------------------

The following table sets forth the geographic breakout of revenues (based on customer location):

                                                              2001      2000
                                                              KEUR      KEUR
                                                             -------   -------
Revenues from external customers
--------------------------------

   Domestic (Germany)                                        193,530   182,377
   European Union and other Europe
     Netherlands                                               8,047     3,647
     Turkey                                                    3,865     2,432
     France                                                    3,845     2,453
     Austria                                                   3,031     1,728
     Other                                                     5,741     4,852
                                                             -------   -------
                                                              24,529    15,112
   Other countries                                               483         0
                                                             -------   -------
Total                                                        218,542   197,489
                                                             -------   -------
Revenues from related parties (Germany)                       34,662    30,835
---------------------------------------                      -------   -------
                                                             253,204   228,324
                                                             =======   =======

Most of the non domestic revenues to third parties (71% in 2001 and 76% in 2000) was realized within the European Union.

NOTE 11 -- RELATED PARTY TRANSACTIONS
-------------------------------------

In fiscal years 2001 and 2000, the Company purchased certain materials from IMCO Recycling UK Ltd. (affiliate of IMCO RECYCLING INC., Delaware) in the total amount of KEUR 372 and KEUR 1,775 , respectively. As of December 31, 2001 and 2000, payables due to IMCO Recycling UK Ltd. amount to KEUR 0 and KEUR 190, respectively. These purchases were made on an arms length basis in the normal course of business. IMCO RECYCLING INC., Delaware, has no common control, since it does not own greater than a 50 % equity interest in the Company. Furthermore, there is no management control by IMCO RECYCLING INC., Delaware.

Further, certain transactions as described below have been undertaken with VAW aluminium AG, Bonn and various subsidiaries thereof. VAW aluminium AG, Bonn has no common control, since it does not own greater than a 50 % equity interest in the Company.

Furthermore, there is no management control by VAW aluminium AG. These purchases are made at arms length basis in the normal course of business:

o Metal Services Division of VAW aluminium AG, Bonn is the main counter party for handling forward contracts described in Note 6, below.
o With Aluminium Norf GmbH, Neuss-Norf (50 % subsidiary of VAW aluminum AG), the Company has entered into an agreement for tolling aluminum dross.
o There are various commercial agreements with VAW aluminium AG, Bonn as well as service agreements with other subsidiaries of VAW aluminium AG, Bonn.

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

In January 2002, E.ON AG, Duesseldorf, signed a contract, selling its shares of VAW aluminium AG (one of the joint venture shareholders of the Company) to Norsk Hydro ASA, Oslo, a competitor to IMCO RECYCLING INC., (the parent of the Company's other joint venture shareholder, IMCO Recycling Holding B.V.). The closing date of the share transfer assignment of is not fixed due to a precondition yet to be fulfilled by E.ON AG, Duesseldorf. According to the joint venture agreement, in the event that there exists an undesirable competitive situation between the shareholders of the Company, IMCO RECYCLING INC/ B.V. has the option to purchase the shares directly from VAW aluminium AG (and therefore own 100% of the Company) or, alternatively, to submit or to redeem VAW aluminium AG's shares. The price or the share redemption amount is based on a defined valuation formula. If the Company exercises the share redemption option, it would be settled through a five-year payment schedule and those payments may have impact on the Company's compliance with bank loan covenants. Moreover, there are several intercompany transactions (delivery and services) between the Company and VAW aluminium AG, which might be terminated and/or modified due to changes in the future shareholder structure.

Management is unable to estimate how the share redemption, if exercised, might influence future capability to raise additional funds since the redemption amounts are yet to be determined. Management is unable to determine the impact this transaction may have on the results of operations or financial position of the Company.