Form 10-Q
period 2002-03-31
IMCO RECYCLING INC
filed 2002-05-15
CIK 202890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2002

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

                                   Yes X      No___
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on April 30, 2002.

                    Common Stock, $0.10 par value, 15,309,556
                    -----------------------------------------

PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
-------

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     March 31,       December 31,
                                                                                        2002             2001
                                                                                  --------------   ---------------
                                                                                    (unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                                        $      3,327     $       3,301
  Accounts receivable, net of allowance of $1,478 and $2,488 at
   March 31, 2002 and December 31, 2001, respectively.                                   31,922            23,569
  Inventories                                                                            37,770            39,214
  Deferred income taxes                                                                   5,531             6,879
  Other current assets                                                                   12,036             7,570
                                                                                  --------------   ---------------
     Total Current Assets                                                                90,586            80,533
Property and equipment, net                                                             182,390           186,931
Excess of acquisition cost over the fair value of net assets acquired,
  net of accumulated amortization                                                        49,622           115,562
Investments in joint ventures                                                            15,626            17,892
Other assets, net                                                                         5,752             6,036
                                                                                  --------------   ---------------
                                                                                   $    343,976     $     406,954
                                                                                  ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                 $     71,412     $      67,299
  Accrued liabilities                                                                    15,168            13,908
  Current maturities of long-term debt                                                       75                75
                                                                                  --------------   ---------------
   Total Current Liabilities                                                             86,655            81,282
Long-term debt                                                                          122,033           125,314
Deferred income taxes                                                                    11,433            19,157
Other long-term liabilities                                                              11,810            12,308

STOCKHOLDERS' EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized;
   none issued                                                                              -                 -
Common stock; par value $.10; 40,000,000 shares authorized;
  17,135,011 issued at March 31, 2002; 17,131,240 issued
  at December 31, 2001                                                                    1,714             1,713
Additional paid-in capital                                                              105,750           105,800
Retained earnings                                                                        39,736            98,085
Accumulated other comprehensive loss from foreign currency
  translation adjustments and deferred hedging gains/losses                              (8,516)           (9,890)
Treasury stock, at cost; 2,478,644 shares at March 31, 2002;
  2,494,952 shares at December 31, 2001                                                 (26,639)          (26,815)
                                                                                  --------------   ---------------
     Total Stockholders' Equity                                                         112,045           168,893
                                                                                  --------------   ---------------
                                                                                   $    343,976     $     406,954
                                                                                  ==============   ===============

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                           For the three months
                                                                                              ended March 31,
                                                                                      ----------------------------
                                                                                           2002           2001
                                                                                      -------------  -------------

Revenues                                                                               $   157,901    $   187,352
Cost of sales                                                                              149,312        179,496
                                                                                      -------------  -------------
Gross profits                                                                                8,589          7,856

Selling, general and administrative expense                                                  5,667          4,719
Amortization expense                                                                           369          1,288
Interest expense                                                                             1,882          3,029
Fees on receivables sale                                                                       419          1,211
Interest and other income                                                                     (102)          (441)
Equity in net earnings of affiliates                                                          (272)        (1,037)
                                                                                      -------------  -------------
Earnings (loss) before provision for (benefit from)
   income taxes and minority interests                                                         626           (913)
Provision for (benefit from) income taxes                                                      194           (556)
                                                                                      -------------  -------------
Earnings (loss) before minority interests                                                      432           (357)
Minority interests, net of provision for income taxes                                          (50)           (10)
                                                                                      -------------  -------------
Earnings (loss) before accounting change                                               $       382    $      (367)
                                                                                      -------------  -------------

Cumulative effect of accounting change (after tax benefit of $7,132)                       (58,730)           -
                                                                                      -------------  -------------
Net loss                                                                               $   (58,348)   $      (367)
                                                                                      =============  =============

Net earnings (loss) per common share:
  Basic before accounting change                                                       $      0.03    $     (0.02)
  Cumulative effect of accounting change                                               $     (4.01)   $       -
                                                                                      -------------  -------------
  Basic earnings per share                                                             $     (3.98)   $     (0.02)

  Diluted before accounting change                                                     $      0.03    $     (0.02)
  Cumulative effect of accounting change                                               $     (3.98)   $       -
                                                                                      -------------  -------------
  Diluted earnings per share                                                           $     (3.95)   $     (0.02)

Weighted average shares outstanding:
  Basic                                                                                     14,651         15,353
  Diluted                                                                                   14,762         15,353

See Notes to Consolidated Financial Statements.

                      IMCO RECYCLING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)
                                  (in thousands)

                                                                                        For the three months
                                                                                           ended March 31,
                                                                                   ----------------------------
                                                                                        2002           2001
                                                                                   -------------  -------------
OPERATING ACTIVITIES
Earnings (loss) before accounting change                                            $       382    $      (367)
Depreciation and amortization                                                             6,094          6,989
Provision for (benefit from) deferred income taxes                                         (130)           -
Equity in earnings of affiliates                                                           (272)        (1,037)
Other non-cash charges                                                                      (75)           (62)
Changes in operating assets and liabilities:
     Accounts receivable                                                                 (6,485)         7,616
     Accounts receivable sold                                                            (2,200)       (16,500)
     Inventories                                                                          1,451         13,099
     Other current assets                                                                (4,409)           933
     Accounts payable and accrued liabilities                                             7,631         (3,197)
                                                                                   -------------  -------------
Net cash from operating activities                                                        1,987          7,474

INVESTING ACTIVITIES
Payments for property and equipment                                                      (1,310)        (3,385)
Other                                                                                     2,524          2,607
                                                                                   -------------  -------------
Net cash from (used by) investing activities                                              1,214           (778)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility                      (3,300)        (6,600)
Other                                                                                        78             67
                                                                                   -------------  -------------
Net cash used by financing activities                                                    (3,222)        (6,533)
                                                                                   -------------  -------------

Effect of exchange rate differences on cash and cash equivalents                             47           (307)
                                                                                   -------------  -------------

Net increase (decrease) in cash and cash equivalents                                         26           (144)
Cash and cash equivalents at January 1                                                    3,301          5,014
                                                                                   -------------  -------------
Cash and cash equivalents at March 31                                               $     3,327    $     4,870
                                                                                   =============  =============

SUPPLEMENTARY INFORMATION
Cash payments for interest                                                          $     1,279    $     3,256
Cash payments for income taxes                                                      $        48    $       231

                      IMCO RECYCLING INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
           (dollars in tables are in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the "Company"). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B - SALE OF RECEIVABLES

The net proceeds under the Company's Receivables Sale Agreement were $63,100,000 and $73,500,000 at March 31, 2002 and 2001, respectively. During the first quarter of 2002, the Company incurred fees on the sale of its receivables in the amount of $419,000. During the same quarter of 2001, the Company incurred fees in the amount of $1,211,000. See ITEM 2. - "Management's Discussion and Analysis
                                 -------
of Financial Condition and Results of Operations - Results of Operations - Fees on Receivables Sale."

NOTE C - INVENTORIES

The components of inventories are:

                                  March 31,       December 31,
                                    2002             2001
                               --------------    --------------
Finished goods                  $     17,909      $     18,073
Raw materials                         18,314            19,477
Supplies                               1,547             1,664
                               --------------    --------------
                                $     37,770      $     39,214
                               ==============    ==============

NOTE D - INCOME TAXES

The Company recorded an effective tax rate of 31% (excluding the tax effect on the change in accounting principle) for the three month period ended March 31, 2002 as compared to an effective tax benefit rate of 61% for the comparable period in 2001. A percentage of the Company's income is derived from the Company's interest in its VAW-IMCO joint venture, which is reported on an after-tax basis. The tax provision or benefit is calculated on the Company's domestic income or loss while the effective tax rate calculation includes the after-tax income from VAW-IMCO.

NOTE E - LONG TERM DEBT

As of March 31, 2002, the Company had $107,200,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $49,579,000 available for borrowing however, due to financial constraints in the covenants approximately 20% of this amount was not currently available. In addition, there were standby letters of credit outstanding with several banks totaling $3,951,000.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The facility is currently scheduled to expire by its terms on December 31, 2003. It is the Company's intention to extend the term of the Credit Agreement or replace this facility prior to its expiration.

On April 26, 2002, the Company amended the terms of the Second Amended and Restated Credit Agreement. The Fourth Amendment to the Credit Agreement (the "Fourth Amendment") added new and modified existing provisions of the Credit Agreement, principally to reclassify certain of the Company's existing foreign subsidiaries and permit other subsidiaries to be classified as "Unrestricted Subsidiaries." The Company's Unrestricted Subsidiaries will not be subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject under the Credit Agreement, but revenues and earnings from these Unrestricted Subsidiaries will generally not be included in calculating the Company's compliance with certain financial covenants under the Credit Agreement (except to the extent that certain cash distributions are received by the Company or its Restricted Subsidiaries).

The maximum amount which can be drawn down under the facility is $160,000,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings - the facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends on and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company's capital stock will be prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and so long as no default or event of default has occurred or would result. Excluded from the Credit Agreement's prohibition on the Company's reacquiring shares are shares surrendered to the Company in payment of (i) the exercise price of stock options or withholding obligations arising from the exercise of stock options, and (ii) certain debt obligations incurred by employees of the Company to exercise stock options under the Company's option exercise loan program. Capital expenditures for the Company and its Restricted Subsidiaries will be limited to those funded by the Company's internally generated cash and its international operations, plus up to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The indebtedness under the Credit Agreement is currently secured by substantially all of the Company's personal property (except for accounts receivables and certain related assets sold under the Company's Receivables Sale Facility), and first lien mortgages on substantially all of the Company's domestic operating facilities, plus a pledge of the capital stock of substantially all of the Company's subsidiaries.

If the Company's Receivables Sale Facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the Receivables Sale Facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company believes that its cash on hand, the availability of funds under its revolving credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the present terms of the Credit Agreement impose constraints on funding the Company's growth plans for 2002 and beyond. In addition, beginning in the second quarter of 2002, the current terms of certain financial covenants under the Credit Agreement become more restrictive, and there can be no assurances that the Company can comply with these more stringent covenants, unless additional modifications are obtained. In conjunction with the expiration of the Credit Agreement in 2003 and more stringent covenants, management for the Company plans to seek additional sources of funds as a means to pay down and replace the indebtedness under the Credit Agreement and to accomplish the Company's growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve.

Replacement of the existing credit facility may require the Company to incur higher interest costs than it currently pays, and may impose further restrictions on the Company's ability to grow. However, while no assurances can be given at this time, management believes the Company will be successful in negotiating a replacement to the existing Credit Agreement.

NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In connection with its adoption of FAS 142, the Company engaged a third-party valuation firm to estimate the fair value of the Company's reporting units. The valuation firm used a discounted cash flow model to determine fair value with a discount rate based on a risk-adjusted weighted average cost of capital for each unit. Because the fair value of the Company's reporting units, as determined by the valuation firm, was less than the carrying value of the reporting unit net assets, the Company performed the second step of the impairment test required by FAS 142 and determined that an impairment charge was required for each reporting unit. The cumulative effect adjustment recognized as a result of the impairment charge was $58,730,000 (after tax), consisting of write-offs for the impairment of goodwill in the aluminum and zinc segments.

The effects of adopting the new standards on net income and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001 follow:

                                                                    Net Income              Diluted EPS
                                                             -----------------------   -----------------------
                                                                 2002        2001         2002        2001
                                                             -----------  ----------   -----------  ----------

Net loss                                                      $ (58,348)   $   (367)    $   (3.95)   $  (0.02)
Less: Cumulative income effect from the
   accounting change for goodwill                               (58,730)          -     $   (3.98)   $    -
                                                             -----------  ----------   -----------  ----------

Income (loss), excluding cumulative effect                          382        (367)    $    0.03    $  (0.02)
Add: Goodwill amortization, net of tax                                -         894     $     -      $   0.06
                                                             -----------  ----------   -----------  ----------

Income excluding cumulative effect from the accounting
   change in 2002 and goodwill amortization in 2001           $     382    $    527     $    0.03    $   0.04
                                                             ==========   ==========   ===========  ==========

Net income for the quarter ended March 31, 2001 would have been $894,000, or six cents per share higher if goodwill amortization had been discontinued effective January 1, 2001. Net income for the full year of 2001 would have been $3,732,000, or twenty-four cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001.

The amount of the SFAS No. 142 goodwill impairment charge primarily reflects the decline in the Company's stock price over the last several years. This decline was the result of several unforeseen factors, which have reduced the Company's earnings. These factors include excess capacity in the specification alloys business, energy related closures caused by drought conditions in the United States Pacific Northwest which have caused capacity reductions for some of the Company's major customers, increases in the supply of zinc and reduced demand due to a lower level of economic activity.

Changes to goodwill during the quarter ended March 31, 2002, including the effects of adopting these new accounting standards, follow:


                                                                 Goodwill
                                                            ------------------
Balance at December 31, 2001, net of
   accumulated amortization                                  $        115,562
Write-off of goodwill recognized in
   cumulative effect adjustment                                       (65,862)
Translation and other adjustments during the period                       (78)
Amortization expense                                                      -
                                                            ------------------
Balance at March 31, 2002, net of
   accumulated amortization                                  $         49,622
                                                            ==================

The following table presents goodwill and the related effect of the FAS 142 write-down by segment:

                                                              Aluminum Segment        Zinc Segment
                                                            -------------------    ------------------

Goodwill balance at December 31, 2001, net of
   accumulated amortization                                    $        70,185       $        45,377
Write-off of goodwill recognized in
   cumulative effect adjustment                                        (42,237)              (23,625)
Translation and other adjustments during the period                         (1)                  (77)
                                                              ----------------      ----------------

Balance at March 31, 2002, net of
   accumulated amortization                                    $        27,947       $        21,675
                                                              =================     =================

At March 31, 2002, the carrying value of goodwill, net of accumulated amortization consisted of $27,947,000 related to the aluminum segment and $21,675,000 related to the zinc segment.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company's operations.

NOTE G - NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

                                                           Three months ended
                                                                March 31,
                                                      ----------------------------
                                                           2002          2001
                                                      -------------  -------------
Numerators for basic and diluted earnings
   (loss) per share:
     Net earnings (loss) before cumulative
        effect of account change                       $       382    $      (367)
     Cumulative effect of accounting change                (58,730)           -
                                                      -------------  -------------
     Net Loss                                          $   (58,348)   $      (367)
                                                      =============  =============

Denominator:
     Denominator for basic earnings (loss)
        per share-weighted-average shares               14,651,052     15,352,718
     Dilutive potential common shares-
        stock options                                      110,638            -
                                                      -------------  -------------
     Denominator for diluted earnings (loss)
       per share                                         14,761,690     15,352,718
                                                      =============  =============

Net earnings (loss) per share:
     Basic before cumulative effect                           0.03          (0.02)
     Basic after cumulative effect                           (3.98)         (0.02)
     Diluted before cumulative effect                         0.03            -
     Diluted after cumulative effect                         (3.95)           -

NOTE H - OPERATIONS

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2001.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sold zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its ultimate liability at this site will have a material adverse effect on its financial position or results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company's Alchem Aluminum, Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary's aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the petition. Discovery is in the preliminary stages. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency.

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

NOTE I - OTHER COMPREHENSIVE INCOME

                                                      Three months ended
                                                            March 31,
                                              ----------------------------------
                                                     2002             2001
                                              -----------------  ---------------
Net loss                                       $     (58,348)      $      (367)
  Hedging, net of tax                                 (1,542)              604
  Foreign currency translation
     adjustment and other                                167              (498)
                                              -----------------  ---------------
Comprehensive loss                             $     (59,723)      $      (261)
                                              =================  ===============

NOTE  J - SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company's aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. The Company's zinc segment represents all of the Company's zinc melting, processing and brokering activities.

There has been no material change in the Company's segment classifications during 2002.

                                                                                     Three months ended
                                                                                           March 31,
                                                                       ------------------------------------------------
                                                                               2002                       2001
                                                                       ----------------------   -----------------------
REVENUES:
  Aluminum                                                              $            121,438      $            134,528
  Zinc                                                                                36,463                    52,824
                                                                       ----------------------   -----------------------
Total revenues                                                          $            157,901      $            187,352
                                                                       ======================   =======================

INCOME:
   Aluminum                                                             $              6,375      $              5,756
   Zinc                                                                                1,095                       760
                                                                       ----------------------   -----------------------
Total segment income                                                    $              7,470      $              6,516
                                                                       ======================   =======================

Unallocated amounts:
  General and administrative expenses                                   $             (4,282)     $             (2,000)
  Amortization expense                                                                  (369)                   (1,288)
  Interest expense                                                                    (1,882)                   (3,029)
  Fees on receivables sale                                                              (419)                   (1,211)
  Interest and other income                                                              108                        99
                                                                       ----------------------   -----------------------
  Earnings (loss) before provision for (benefit from)
   income taxes and minority interests                                  $                626      $               (913)
                                                                       ======================   =======================

NOTE K - VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH ("VAW-IMCO"). At March 31, 2002 and March 31, 2001, the Company's equity in the net income of VAW-IMCO is stated at $234,000 and $1,009,000, respectively. The following table represents the condensed income statements for the three month periods ended March 31, 2002 and 2001.

                                          Three months ended
                                                March 31,
                               ---------------------------------------------
                                       2002                    2001
                               ---------------------   ---------------------

Revenues                        $           52,726       $           65,242
Gross Profit                    $            3,153       $            6,077
Net Income                      $              467       $            1,974

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------- RESULTS OF OPERATIONS

More than 60% of the Company's processing volumes consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company's profit margin. The Company's processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company's profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

                                                    Three months ended
                                                         March 31,
                                      ----------------------------------------
                                              2002                 2001
                                      -------------------   ------------------

Pounds processed                                 611,632              622,674
Percentage of pounds tolled                          62%                  62%
Revenues                               $         157,901     $        187,352
Gross profits                          $           8,589     $          7,856

CRITICAL ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in ITEM
                                                                          ----
7. - "Management's Discussion and Analysis of Financial Condition and Results of
--
Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include accounting for derivatives, inventories, environmental and tax matters as well as the annual testing of goodwill and other intangibles for impairment. Management uses historical experience and certain other information available in order to make these judgments and estimates; actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

PRODUCTION. For the three month period ended March 31, 2002, the Company melted
-----------
611.6 million pounds, 2% less metal compared to 622.7 million pounds during the same period in 2001. Tolling activity for the three month period ended March 31, 2002 represented 62% of total pounds processed, which represented no change from the same period in 2001.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

                                                      Three months ended
                                                           March 31,
                                          --------------------------------------
                                                2002                 2001
                                          -----------------   ------------------

Pounds Processed:
  Aluminum                                       555,923               573,553
  Zinc                                            55,709                49,121
                                          -----------------   ------------------
Total Pounds Processed                           611,632               622,674
                                          =================   ==================

Percentage Tolled:
  Aluminum                                           67%                   67%
  Zinc                                                3%                    3%
Total Percentage Tolled                              62%                   62%

ALUMINUM PRODUCTION: For the three month period ended March 31, 2002, the Company processed 3% less aluminum than it did during the same period in 2001. The decrease in aluminum production for the three-month period was primarily due to weak demand from can stock producers, increased selectivity in scrap purchases by the Company in an attempt to improve profit margins and the continuing shutdown of primary aluminum production capacity in the U.S. Pacific Northwest.

ZINC PRODUCTION: For the three month period ended March 31, 2002, the Company processed 13% more zinc than it did during the same period in 2001, mainly due to an increase in demand from customers in the zinc oxide and zinc dust businesses.

REVENUES. For the three month period ended March 31, 2002, the Company's
---------
consolidated revenues decreased 16% to $157,901,000 compared to $187,352,000 for the same period in 2001. The aluminum and zinc segments accounted for 44% and 56%, respectively, of the overall revenue decrease for the three month period. Most of this decrease is due to lower prices for both aluminum and zinc compared to the first quarter of 2001.

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

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE J - SEGMENT REPORTING):

                                             Three months ended
                                                   March 31,
                            -------------------------------------------------
                                    2002                       2001
                            ----------------------   ------------------------

Revenues:
  Aluminum                   $            121,438       $            134,528
  Zinc                                     36,463                     52,824
                            ----------------------   ------------------------
Total Revenues               $            157,901       $            187,352
                            ======================   ========================

ALUMINUM REVENUES: For the three month period ended March 31, 2002, the Company's aluminum revenues decreased 10% as compared to the same three month period in 2001. The decrease was due principally to lower production volumes and lower commodity prices, as discussed above.

ZINC REVENUES: For the three month period ended March 31, 2002, the Company's zinc revenues decreased 31% as compared to the same period in 2001. This decrease was due to lower zinc selling prices than the same period last year. Though volumes were slightly higher than in the first quarter of 2001, prevailing market prices for all of the Company's zinc products were significantly below levels of a year ago, and more than offset the increase in processed volumes.

GROSS PROFITS. For the three month period ended March 31, 2002, the Company's
--------------
consolidated gross profits increased 9% to $8,589,000 as compared to $7,856,000 in the same period in 2001. Lower natural gas and other operating expenses were the primary reasons for the increase in gross profit.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company's consolidated gross profits (in thousands) (See NOTE J - SEGMENT REPORTING):

                                                                      Three months ended
                                                                           March 31,
                                                 -------------------------------------------------------------
                                                            2002                              2001
                                                 ----------------------------   ------------------------------
Segment Income:
  Aluminum                                        $                    6,375       $                    5,756
  Zinc                                                                 1,095                              760
                                                 ----------------------------   ------------------------------
Total segment income                              $                    7,470       $                    6,516
                                                 ============================   ==============================

Items not included in gross profits:
  Plant selling expense                           $                    1,106       $                    1,316
  Management SG&A expense                                                280                            1,403
  Equity in earnings of affiliates                                      (272)                          (1,037)
  Other income                                                             5                             (342)
                                                 ----------------------------   ------------------------------
Gross Profits                                     $                    8,589       $                    7,856
                                                 ============================   ==============================

ALUMINUM INCOME: For the three month period ended March 31, 2002, the Company's aluminum income increased 11% as compared to the same period in 2001. The 2002 first quarter's results reflected lower natural gas and other operating costs, which were partially offset by higher scrap costs.

ZINC INCOME: For the three month period ended March 31, 2002, the Company's zinc income increased 44% as compared to the same period in 2001. This increase was due to greater processing volumes and lower natural gas and other operating costs.

SG&A EXPENSES. Selling, general and administrative expenses for the three month
--------------
period ended March 31, 2002 were $5,667,000, an increase of 20% over $4,719,000 for the comparable period last year. The increase mainly relates to a one-time reduction in employee compensation costs recorded in the first quarter of 2001.

AMORTIZATION EXPENSE. Amortization expense for the three month period ended
---------------------
March 31, 2002 was $369,000, a decrease of 71% compared to $1,288,000 recorded in the same period last year. The decrease is due to the adoption of SFAS 142 which requires that the Company no longer amortize goodwill, but test for impairment on an annual basis. The current amortization expense includes only amortization of debt issuance costs.

INTEREST EXPENSE. Interest expense for the three month period ended March 31,
-----------------
2002 and 2001 was $1,882,000 and $3,029,000, respectively, representing a decrease of 38% in 2002. The decrease was due mainly to lower average levels of outstanding debt and lower interest rates.

FEES ON RECEIVABLES SALE. The Company's Receivables Sale Facility allows the
-------------------------
Company and certain of its subsidiaries to sell receivables and other related assets to a special purpose subsidiary that, in turn, sells undivided interests therein to certain financial institutions and other entities. Fees in connection with these sales for the three month period ended March 31, 2002 were $419,000 as compared to $1,211,000 in the same period of 2001 due to less receivables sold during 2002, resulting from lower sales volumes and lower commodity prices (see NOTE B
- SALE OF RECEIVABLES).

EARNINGS. Earnings increased to $382,000 before the effect of an accounting
---------
change for the three month period ended March 31, 2002 as compared to a net loss of $367,000 for the same period in 2001. The increase in this period was primarily the result of lower natural gas and other operating costs and the elimination of amortization expense related to goodwill.

The Company recorded an effective tax rate of 31% for the three month period ended March 31, 2002 as compared to an effective tax benefit of 61% for the comparable period in 2001. The benefit recorded in 2001 is due to the loss recorded in the first quarter of 2001 and to a greater percentage of the Company's income derived from the Company's interest in its VAW-IMCO joint venture, which is reported on an after-tax basis. The tax provision or benefit is calculated on the Company's domestic income or loss, while the effective tax rate calculation includes the after-tax income from VAW-IMCO.

At March 31, 2002 and 2001, the Company's equity in the net earnings of affiliates was stated at $272,000 and $1,037,000, respectively. This decrease is due to first quarter equity earnings from VAW-IMCO which declined from the year-ago level because of higher scrap costs that reduced profit margins and lower volume that was due in part to unscheduled customer furnace maintenance.

The net loss in the first quarter of 2002 after the cumulative effect of the accounting change was $58,348,000 or $3.95 per diluted share. The Company recorded a non-cash charge of $58,730,000 for its adoption of SFAS No. 142. No similar charge was recorded in the first quarter of 2001. (See NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS)

FISCAL 2002 SPECIAL FACTORS AND OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations for 2002. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section entitled "CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS" below. These statements do not reflect the potential impact of any acquisitions, investments or divestitures that may be completed, or unforeseen events that may occur after the date of this filing.

During the first quarter of 2002, market factors that negatively affected the Company's results of operations and financial condition included:
  . reduced volumes at its aluminum facilities principally due to the continuing downturn in U.S. industrial production;
  . high energy costs for its customers in the U.S. Pacific Northwest;

  . weak market conditions for its customers serving the transportation, can sheet and construction sectors;
  . low margins for its specification aluminum alloys business due to relatively high costs of scrap and low prices for finished products;
  . the continuing over-capacity of specification aluminum alloy suppliers; and . continuing low margins in the zinc segment.

For the remainder of 2002, the Company expects many of the prevailing industry conditions to persist. Continued weak domestic industrial production will negatively impact the Company's results of operations. However, the Company's ongoing cost reduction program, lower natural gas costs, a more effective use of commodities hedges, increasing usage of the new North American Special Aluminum Alloy Contract now trading on the London Metal Exchange (LME), further utilization of efficient fuel-burning technologies for its furnaces, and the continued reallocation of processing volumes among its facilities, should have the effect of further reducing overall operational costs.

The Company is continuing to pursue additional growth opportunities in Europe and in Latin America through proposed new facilities, expansion of its major customer relationships and project venture partnering opportunities. The Company is planning to construct a new facility in the United Kingdom in 2002, and plans capacity additions at its Mexico joint venture facility in the second half of 2002. The Company is also currently pursuing a business opportunity in Brazil.

The Company expects marginal improvement in its results of operations for the second quarter of 2002. Until U.S. industrial demand increases (which is not currently expected until the second half of 2002, at the earliest), the Company's overall domestic operations should be expected to remain at low levels of profitability. Assuming the U.S. economy continues its current recovery, the Company can execute on its international expansion program, and the cost savings implemented in 2000 and 2001 continue to be realized, profitability should improve in the second half of 2002. Unexpected defaults and insolvencies involving its suppliers and customers, which occurred in 2001, would further weaken the Company's outlook for 2002.

The Company is currently constrained by the terms of the facilities for its sources of capital with regards to expansion and acquisition opportunities. Both its revolving credit and receivables sales facilities expire by their terms in late 2003. See "LIQUIDITY AND CAPITAL RESOURCES" below. Although management believes that modified or alternative sources of capital funding are available, no assurances can be given that the terms of those facilities would be comparable to the terms of its existing facilities or as favorable to the Company.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

VAW-IMCO

The Company is a 50% joint venture shareholder in VAW-IMCO. VAW aluminium AG is the other shareholder. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium AG from its parent company. Under the terms of the joint venture agreement and the joint venture's organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause the joint venture to redeem the shares held by the shareholder whose control has changed. The redemption price, which is to be paid out in five equal installments (plus interest) from current funds and future cash flows of the joint venture, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform its own evaluation.

The Company has undertaken its evaluation procedures and is currently analyzing its rights and obligations under the relevant documents concerning an election to cause the joint venture to redeem the shares of VAW aluminium AG. No understanding or agreement has been made between the parties with respect to the valuation of these shares, and depending upon the ultimate valuation determined, no assurances can be given as to whether the Company will cause the redemption or exercise its other rights under the governing instruments, or the timing thereof. The redemption of the shares would make VAW-IMCO a wholly-owned subsidiary of the Company, requiring consolidation of the results of operations and financial condition of VAW-IMCO with those of the Company's, for financial accounting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS. Operations provided $1,987,000 of cash during the
--------------------------
first three months of 2002 compared to $7,474,000 of cash provided from operations during the first three months of 2001. Changes in operating assets and liabilities resulted in a net cash usage of $4,012,000 for the three months ended March 31, 2002, compared to a provision of cash of $1,951,000 for the same period in 2001. The change in net operating assets and liabilities was primarily due to a reduction of inventory, providing $11,648,000 less cash in the first three months of 2002 compared to the first quarter of 2001. This decrease is due to the Company's cost reduction program that includes reducing working capital. Reductions in the amount of receivables eligible for sale under the Company's Receivables Sale Facility during the first quarter of 2002 compared to the same period in 2001 represented a use of cash of $2,200,000 and $16,500,000, respectively. Higher levels of accounts payable in 2002 were also a contributing factor to the overall change. Earnings (before the effect of an accounting change) of $382,000 for the first quarter of 2002 compared to net loss of $367,000 for the comparable 2001 period, worked to offset the level of cash used by operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES. During the three month period ended March
------------------------------------
31, 2002, net cash provided by investing activities was $1,214,000 as compared to a use of cash of $778,000 for the same period in 2001. The difference in these two periods is primarily due to a reduction in payments for property, plant and equipment in 2002. The Company's total payments for property, plant and equipment in the first three months of 2002 decreased to $1,310,000, compared to $3,385,000 spent in the first three months of 2001. Capital expenditures for property, plant and equipment in 2002 are now expected to approximate $25,000,000, with the majority of the spending dedicated for maintenance and replacement of existing assets and the remainder for the construction of a new aluminum recycling facility in Warrington, England and the installation of new recycling equipment at its joint venture facility in Monterrey, Mexico. In accordance with the terms of the Fourth Amendment to the Second Amended and Restated Credit Agreement, these capital expenditures will be funded by cash flows generated from continuing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was
------------------------------------
$3,222,000 for the three month period ended March 31, 2002, compared to using $6,533,000 for the same period of 2002. In the first three months of 2002 and 2001, the Company made net payments on its revolving credit facility of $3,300,000 and $6,600,000, respectively. At March 31, 2002, the Company had $107,200,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $49,579,000 available for borrowing. However, due to financial constraints in the covenants, approximately 20% of this amount was not currently available. In addition, standby letters of credit with several banks were outstanding, totaling $3,951,000.

CREDIT AND RECEIVABLES SALE FACILITIES. To fund its operating activities and
--------------------------------------
working capital needs, the Company has in place a senior secured revolving credit facility and a receivables sale facility. Under the receivables sales facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets, in an aggregate amount of up to $100,000,000, to unaffiliated third-party financial institutions and other entities. The amount outstanding under the receivables sale facility at March 31, 2002 was $63,100,000. During the first quarter of 2002, the Company incurred fees on the sale of its receivables in the amount of $419,000. This facility is scheduled to terminate in November 2003.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The facility is currently scheduled to expire by its terms on December 31, 2003. It is the Company's intention to extend the term of the Credit Agreement or replace this facility prior to its expiration.

On April 26, 2002, the Company amended the terms of the Credit Agreement. The Fourth Amendment to the Credit Agreement added new and modified existing provisions of the Credit Agreement to reclassify certain of the Company's existing foreign subsidiaries and to permit other subsidiaries to be classified as "Unrestricted Subsidiaries." The Company's Unrestricted Subsidiaries will not be subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject under the Credit Agreement, but revenues and earnings from these Unrestricted Subsidiaries will generally not be included in calculating the Company's compliance with certain financial covenants under the Credit Agreement

(except to the extent that certain cash distributions are received by the Company or its Restricted Subsidiaries).

The maximum amount which can be drawn down under the facility is $160,000,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings - the facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends on and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company's capital stock will be prohibited until such time as the Company's total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and so long as no default or event of default has occurred or would result. Excluded from the prohibition on the Company's reacquiring shares are shares surrendered to the Company in payment of (i) the exercise price of stock options or withholding obligations arising from the exercise of stock options, and (ii) certain debt obligations incurred by employees of the Company to exercise stock options under the Company's option exercise loan program. Capital expenditures for the Company and its Restricted Subsidiaries will be limited to those funded by the Company's internally generated cash and its international operations, plus up to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The indebtedness under the Credit Agreement is currently secured by substantially all of the Company's personal property (except for accounts receivables and certain related assets sold under the Company's Receivables Sale Facility), and first lien mortgages on substantially all of the Company's domestic operating facilities, plus a pledge of the capital stock of substantially all of the Company's subsidiaries.

If the Company's Receivables Sale Facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the Receivables Sale Facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company believes that its cash on hand, the availability of funds under the credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the present terms of the Credit Agreement impose constraints on funding the Company's growth plans for 2002 and beyond. In addition, beginning in the second quarter of 2002, the current terms of certain financial covenants under the Credit Agreement become more restrictive, and there can be no assurances that the Company can comply with these more stringent covenants, unless additional modifications are obtained. In conjunction with the expiration of the Credit Agreement in 2003 and these more stringent covenants, management for the Company plans to seek additional sources of funds as a means to pay down and replace the indebtedness under the Credit Agreement and to accomplish the

Company's growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve.

Replacement of the existing credit facility may require the Company to incur higher interest costs than it currently pays, and may impose further restrictions on the Company's ability to grow. However, while no assurances can be given at this time, management believes the Company will be successful in negotiating a replacement to the existing Credit Agreement.

ENVIRONMENTAL

The Company's operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 2001.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company's financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency ("IEPA") notified the Company that two of the Company's zinc subsidiaries are potentially responsible parties ("PRP") pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sold zinc oxide for processing and resale. These subsidiaries have joined a group of PRPs that is planning to negotiate with the IEPA regarding the cleanup of the site. Although the site has not been fully investigated and final cleanup costs have not yet been determined, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its ultimate liability at this site will have a material adverse effect on its financial position or results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company's Alchem Aluminum, Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary's aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the petition. Discovery is in the preliminary stages. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company's Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency.

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 -------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" (as well as certain oral statements made by or on behalf of the Company from time to time) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provisions in that legislation. This forward-looking information includes statements regarding the timing of any improvements in the current economic and business conditions affecting the Company's aluminum and zinc segments; the redemption of its venturer's joint venture shares in VAW-IMCO and the timing thereof; future financing sources for the Company's capital and expansion plans; effects of new special aluminum alloy contracts trading on the LME; future effects of cost reductions from commodities hedge programs, work reallocation among facilities and technological changes affecting fuel usage; future modifications to or refinancing of its credit facilities; anticipated margin improvements in the aluminum specification alloy and zinc businesses; expected increased demand from the automotive sector; the costs of the Company's natural gas; trends for domestic can sheet demand; international demand for the Company's products and services; future effects from changes in accounting principles; potential expansion opportunities; and estimated capital expenditures, profitability and future cash flows.

Other forward-looking information includes, without limitation, statements concerning future profit margins, plant capacity, volumes, revenues, earnings, costs, energy costs and expenses (including capital expenditures); future costs for scrap and prices for metals; the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering; access to adequate energy supplies at advantageous rates; anticipated benefits from new technologies; the expected effects of strikes, work stoppages or production shutdowns at Company or customer facilities; future divestitures, acquisitions or corporate combinations and their expected effects; projected dates for completion of projects and introduction of anticipated technological advances; future (or extensions of existing) long-term supply contracts with customers; anticipated environmental control measures; the outcome of and future liabilities resulting from any claims, investigations or proceedings against the Company; effects of the Company's metals brokerage activities on its future results of operations and financial condition; the future mix of business (product sales vs. tolling); future costs and asset recoveries; future operations, demand and industry conditions; and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

Important factors that could affect the Company's actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: uncertainties in the U.S. and worldwide economies and aluminum and zinc markets; the financial condition of the Company's customers and suppliers; current industry production capacity exceeding the demand for aluminum specialty alloy products and aluminum recycling services; the effects of future energy prices and related fuel costs; the ability of the Company to successfully hedge against energy price fluctuations; competition for raw materials costs and pricing pressures from competitors; fluctuations in operating levels at the Company's facilities; fluctuations in demand from the automotive construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; retention of major customers; collectibility of its outstanding receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate and interest rate fluctuations; trends in the Company's key markets and the price of and supply and demand for aluminum and zinc (and their derivatives) on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; and future levels and timing of capital expenditures.

These statements are further qualified by the following:

   * The Company's operations are capital-intensive and the Company currently has in place constrained resources to significant sources of capital for its expansion and acquisition plans. The terms of both the Company's revolving credit and receivables sales facilities expire in late 2003. These facilities will have to be amended, or new credit facilities put in place, possibly at terms less favorable to the Company than the terms of the facilities currently in effect.

   * A continuation or worsening of the downturn in U.S. and foreign industrial production will have the effect of weakening the financial condition of many of the Company's suppliers and customers, and could lead to further defaults in payments owing to the Company for its products and services.

   * Any estimates of future operating rates at the Company's plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company's services or metal, and are subject to fluctuations in customer demand for the Company's services and prevailing conditions in the metal markets, as well as certain components of the Company's cost of operations. Many of the factors affecting revenues and costs are outside of the control of the Company, including: commodity prices, weather conditions, general economic and financial market conditions; work stoppages, customer defaults and insolvencies, production shutdowns at Company and customer facilities; governmental regulation and factors involved in administrative and adversarial proceedings. The future mix of product sales and tolling business is dependent on customers' needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company's various facilities at the relevant time.

   * The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit for the Company's product sales business. Prices can be volatile, which affects the Company's product sales business. The Company's use of contractual arrangements, including long-term agreements, hedges and forward contracts, may reduce the Company's exposure to this volatility but does not eliminate it. Lower market prices for primary metals have adversely affected demand for the Company's recycling services and recycled metals.

   * The Company's average annual growth rate from 1995 through 2000 should not be expected to be achieved in the foreseeable future because of the current constraints in place on further Company borrowings and limited access to other capital sources.

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

   * The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company's operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company's financial position and results of operations. The remaining useful lives of the Company's two primary landfill sites at Sapulpa, Oklahoma and Morgantown, Kentucky are estimated to be approximately three and four years, respectively, although the Morgantown landfill site can be expanded to provide up to an additional six years of useful life.

REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Ernst & Young LLP, have reviewed the Company's consolidated financial statements at March 31, 2002, and for the three month period then ended prior to filing, and their report is included herein.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------     MARKET RISK

There have been no material changes regarding market risk and the Company's derivative instruments during the first quarter of 2002. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

See Part I. ITEM 2. Management's Discussion and Analysis of Financial Condition
            -------------------------------------------------------------------
and Results of Operations - "Liquidity and Capital Resources - Credit and
-------------------------
Receivables Sale Facilities" for a discussion of the Fourth Amendment to the Second Amended and Restated Credit Agreement with regards to certain restrictions on the Company's ability to pay cash dividends and repurchase shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------

(a)   The following exhibits are included herein:

      10.1 Fourth Amendment to Second Amended and Restated Credit Agreement dated April 26, 2002.

(b)   Reports on Form 8-K:

      No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMCO Recycling Inc.
                                        (Registrant)

Date:  May 15, 2002                     By:     /s/  Robert R. Holian
                                           --------------------------
                                        Robert R. Holian
                                        Senior Vice President
                                        Controller and Chief Accounting Officer