Form 10-Q/A
period 2002-03-31
IMCO RECYCLING INC
filed 2002-05-24
CIK 202890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)

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

                                EXPLANATORY NOTE

     This Form 10-Q/A is being filed to correct certain typographical errors appearing on pages 6 and 22 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission on May 15, 2002.

     The amendment changes the first sentence of the first paragraph of "Note E
- Long Term Debt" of "Part I - Financial Information, Item 1. - Financial Statements," and the fourth sentence of the paragraph entitled "Cash Flows From Financing Activities" under "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Cash Flows From Financing Activities," to clarify that only approximately 20% of the $49,579,000 amount as of March 31, 2002 was available for borrowings under the Company's revolving credit facility, and not that 20% of such amount was not available for such borrowings.
    ---

     In addition, the amendment deletes the reference to any review report by the Company's independent accountants included in the Form 10-Q, which is currently contained under the caption "Review by Independent Accountants" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Company's Current Report on Form 10-Q for the quarter ended March 31, 2001, as originally filed on May 15, 2002, that was affected by the amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect such amendments.

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

NOTE E - LONG TERM DEBT

As of March 31, 2002, the Company had $107,200,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $49,579,000 available for borrowing; however, due to certain financial covenants under the facility, only approximately 20% of this amount was currently available. In addition, there were standby letters of credit outstanding with several banks totaling $3,951,000.

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

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was
------------------------------------
$3,222,000 for the three month period ended March 31, 2002, compared to using $6,533,000 for the same period of 2002. In the first three months of 2002 and 2001, the Company made net payments on its revolving credit facility of $3,300,000 and $6,600,000, respectively. At March 31, 2002, the Company had $107,200,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $49,579,000 available for borrowing. However, due to certain financial covenants under the facility, only approximately 20% of this amount is currently available. In addition, standby letters of credit with several banks were outstanding, totaling $3,951,000.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A (Amendment No. 1 to Form 10-Q) to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMCO Recycling Inc.
                                        (Registrant)

Date:  May 24, 2002                     By:     /s/  Robert R. Holian
                                           --------------------------
                                        Robert R. Holian
                                        Senior Vice President
                                        Controller and Chief Accounting Officer