Form 10-Q
period 2002-06-30
IMCO RECYCLING INC
filed 2002-08-14
CIK 202890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-7170

IMCO Recycling Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-2008280
(I.R.S. Employer Identification No.)

5215 North O’Connor Blvd., Suite 1500
Central Tower at Williams Square
Irving, Texas 75039
(Address of principal executive offices) (Zip Code)

(972) 401-7200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2002.

Common Stock, $0.10 par value, 14,480,450

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,920	$3,301
Accounts receivable, net of allowance of $1,740 and $2,488 at June 30, 2002 and December 31, 2001, respectively	39,347	23,569
Inventories	43,290	39,214
Deferred income taxes	4,301	6,879
Other current assets	11,297	7,570

Total Current Assets	107,155	80,533
Property and equipment, net	189,820	186,931
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization	50,567	115,562
Investments in joint ventures	16,008	17,892
Other assets, net	6,195	6,036

	$369,745	$406,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$86,456	$67,299
Accrued liabilities	15,823	13,908
Notes payable	12,093	—
Current maturities of long-term debt	195	75

Total Current Liabilities	114,567	81,282
Long-term debt	117,008	125,314
Deferred income taxes	10,263	19,157
Other long-term liabilities	11,607	12,308

STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,138,100 issued at June 30, 2002; 17,131,240 issued at December 31, 2001	1,714	1,713
Additional paid-in capital	107,292	105,800
Retained earnings	42,271	98,085
Accumulated other comprehensive loss from foreign currency translation adjustments and deferred hedging gains/losses	(6,280)	(9,890)
Treasury stock, at cost; 2,659,574 shares at June 30, 2002; 2,494,952 shares at December 31, 2001	(28,697)	(26,815)

Total Stockholders’ Equity	116,300	168,893

	$369,745	$406,954

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Revenues	$180,509	$177,496	$338,410	$364,848
Cost of sales	166,537	166,351	315,849	345,847

Gross profits	13,972	11,145	22,561	19,001

Selling, general and administrative expense	7,092	6,207	12,759	10,926
Amortization expense	—	1,038	—	2,077
Interest expense	2,504	2,806	4,755	6,084
Fees on receivables sale	432	916	851	2,127
Interest and other income	(190)	(34)	(292)	(475)
Equity in net earnings of affiliates	(372)	(860)	(644)	(1,897)

Earnings before income taxes, minority interest, and cumulative effect of accounting change	4,506	1,072	5,132	159
Provision for (benefit from) income taxes	1,789	96	1,983	(460)

Earnings before minority interests and cumulative effect of accounting change	2,717	976	3,149	619
Minority interests, net of provision for income taxes	183	58	233	68

Earnings before cumulative effect of accounting change	2,534	918	2,916	551

Cumulative effect of accounting change (after tax benefit of $7,132)	—	—	(58,730)	—

Net earnings (loss)	$2,534	$918	$(55,814)	$551

Net earnings (loss) per common share:
Basic before cumulative effect of accounting change	$0.17	$0.06	$0.20	$0.04
Cumulative effect of accounting change	—	—	(4.02)	—

Basic earnings per share	0.17	0.06	(3.82)	0.04

Diluted before cumulative effect of accounting change	0.17	0.06	0.20	0.04
Cumulative effect of accounting change	—	—	(3.99)	—

Diluted earnings per share	0.17	0.06	(3.79)	0.04

Weighted average shares outstanding:
Basic	14,552	15,138	14,601	15,276
Diluted	14,702	15,303	14,732	15,454

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(in thousands)

	For the six months ended June 30,
	2002	2001
OPERATING ACTIVITIES
Earnings before cumulative effect of accounting change	$2,916	$551
Depreciation	11,568	13,859
Provision (Benefit) for deferred income taxes	(136)	507
Equity in earnings of affiliates	(644)	(1,897)
Other non-cash charges	1,032	859
Changes in operating assets and liabilities:
Accounts receivable	(16,563)	11,706
Accounts receivable sold	1,100	(23,000)
Inventories	(3,993)	11,047
Other current assets	(3,457)	1,319
Accounts payable and accrued liabilities	23,212	(4,581)

Net cash from operating activities	15,035	10,370

INVESTING ACTIVITIES
Payments for property and equipment	(4,846)	(5,055)
Acquisition of Brazil Facility, Net of Cash Acquired	(50)	—
Dividend from a non-consolidated subsidiary	2,607	1,242
Proceeds from sales of property and equipment	27	1,558
Other	262	(189)

Net cash used by investing activities	(2,000)	(2,444)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility	(7,204)	(3,235)
New debt issuance costs	(953)	—
Employee Share Repurchase	(697)	—
Purchases of treasury stock	—	(4,966)
Other	1,378	7

Net cash used by financing activities	(7,476)	(8,194)

Effect of exchange rate differences on cash and cash equivalents	60	(171)

Net increase (decrease) in cash and cash equivalents	5,619	(439)
Cash and cash equivalents at January 1	3,301	5,014

Cash and cash equivalents at June 30	$8,920	$4,575

SUPPLEMENTARY INFORMATION
Cash payments for interest	$3,754	$6,342
Cash payments for income taxes	$170	$527
Assumption of notes payable in Brazil acquisition	$12,093	$—

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002
(dollars in tables are in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the “Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B – RECEIVABLES SALE

The net proceeds under the Company’s Receivables Sale Agreement were $66,400,000 and $67,000,000 for the six months ended June 30, 2002 and 2001, respectively. For the three and six month periods ending June 30, 2002, the Company incurred fees on the sale of its receivables in the amount of $432,000 and $851,000, respectively. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fees on Sales of Receivables.”

NOTE C—INVENTORIES

The components of inventories are:

	June 30, 2002	December 31, 2001
Finished goods	$18,904	$18,073
Raw materials	22,795	19,477
Supplies	1,591	1,664

	$43,290	$39,214

NOTE D – INCOME TAXES

After excluding the effects of its interest in the VAW-IMCO joint venture which is reported on an after tax basis, the Company recorded an effective tax rate of 40% for the six month period ended June 30, 2002 compared to a tax benefit of 27% for the comparable period of 2001.

NOTE E – LONG TERM DEBT

As of June 30, 2002, the Company had $102,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $54,769,000 available for borrowing; however, due to certain financial covenants under the facility, only approximately 15% of this amount was then currently available. In addition, there were standby letters of credit outstanding with several banks totaling $3,231,000.

The Company uses its revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The facility is currently scheduled to expire on December 31, 2003. It is the Company’s intention to extend the term of the Credit Agreement or replace this facility prior to its expiration.

On April 26, 2002, the Company amended the terms of the Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Fourth Amendment to the Credit Agreement added new and modified existing provisions of the Credit Agreement, principally to reclassify the Company’s existing subsidiaries, and certain foreign subsidiaries which may be formed, as “Unrestricted Subsidiaries.” Revenues and earnings from these Unrestricted Subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that certain cash distributions are received by the Company or its Restricted Subsidiaries).

The maximum amount which the Company can draw down under the facility is $160,000,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings; the facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends on and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock will be prohibited until such time as the Company’s total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or for stock repurchases for each year so long as it remains in compliance with this ratio requirement, and so long as no default or event of default has occurred and is continuing or would result. Excluded from the Credit Agreement’s prohibition on reacquiring shares are shares surrendered to the Company in payment of (i) the exercise price of stock options or withholding obligations arising from the exercise of stock options, and (ii) certain debt obligations incurred by employees of the Company to exercise stock options under the Company’s option exercise loan program (see Note L – Stockholders’ Equity). Capital expenditures for the Company and its Restricted Subsidiaries will be limited to those funded by the Company’s internally generated cash and its international operations, plus up to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The indebtedness under the Credit Agreement is currently secured by substantially all of the Company’s personal property (except for accounts receivables and certain related assets subject to the Company’s Receivables Sale Facility), and first lien mortgages on substantially all of the Company’s domestic operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

If the Company’s Receivables Sale Facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the Receivables Sale Facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company believes that its cash on hand, the availability of funds under the credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the Credit Agreement, as amended by the Fourth Amendment, imposes constraints on funding the Company’s growth plans in 2002 and beyond. In addition, financial covenants under the current agreement become more stringent later in 2002, and there can be no assurances that the Company will remain in compliance with the more stringent covenants. In conjunction with the expiration of the Credit Agreement in 2003 and the increasingly more stringent covenants, management of the Company plans to seek additional sources of funds as a means to pay down and replace the credit facility indebtedness under the Credit Agreement, and accomplish the Company’s growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve. Replacement of the existing credit facility may require the Company to incur higher interest costs than it currently pays, and may impose further restrictions on the Company’s ability to grow. However, while there can be no assurances at this time, the Company feels it will be successful in negotiating a replacement to the existing Credit Agreement.

NOTE F – RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”(“FAS 142”). Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In connection with its adoption of FAS 142, the Company engaged a third-party valuation firm to estimate the fair value of the Company’s reporting units. The valuation firm used a discounted cash flow model to determine the fair value of the Company’s reporting units with a discount rate based on a risk-adjusted weighted average cost of capital for each unit. Because the fair value of the Company’s reporting units, as determined by the valuation firm, was less than the carrying value of the reporting units’ net assets, the Company performed the second step of the impairment test required by FAS 142 and determined that an impairment charge was required for each reporting unit. The cumulative effect adjustment recognized as a result of the impairment charge was $58,730,000 (after tax), consisting of write-offs for the impairment of goodwill in the aluminum and zinc segments.

The effects of adopting the new standards on net income and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001 follow:

	Net Income Three months ended June 30,		Diluted EPS Three months ended June 30,
	2002	2001	2002	2001
Net income	$2,534	$918	$0.17	$0.06
Add: Goodwill amortization	—	894	—	0.06

Income excluding goodwill amortization in 2001	$2,534	$1,812	$0.17	$0.12

	Net Income Six months ended June 30,		Diluted EPS Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(55,814)	$551	$(3.79)	$0.04
Less: Cumulative net income effect from the accounting change for goodwill	(58,730)	—	(3.99)	—

Income (loss), excluding cumulative effect	2,916	551	0.20	0.04
Add: Goodwill amortization	—	1,788	—	0.12

Income excluding cumulative effect from the accounting change in 2002 and goodwill amortization in 2001	$2,916	$2,339	$0.20	$0.16

Net income for the quarter ended June 30, 2001 would have been $1,812,000, or six cents per share higher if goodwill amortization had been discontinued effective January 1, 2001. Net income for the full year of 2001 would have been $3,732,000, or twenty-four cents per share, higher if goodwill amortization had been discontinued effective January 1, 2001.

The amount of the SFAS No. 142 goodwill impairment charge primarily reflects the decline in the Company’s stock price over the last several years. This decline was the result of several unforeseen factors, which have reduced the Company’s earnings. These factors include increased competition in the specification alloys business, increases in the supply of zinc over the past several years which has led to severe price declines in the selling prices for zinc and energy related closures caused by drought conditions in the United States Pacific Northwest which has caused capacity reductions for some of the Company’s major customers.

Changes to goodwill during the six month period ended June 30, 2002, including the effects of adopting these new accounting standards, follow:

	Goodwill
Balance at December 31, 2001, net of accumulated amortization	$115,562
Acquisition of Brazil	941
Write-off of goodwill recognized in cumulative effect adjustment	(65,862)
Translation and other adjustments during the period	(74)

Balance at June 30, 2002, net of accumulated amortization	$50,567

The following table presents goodwill and the related effect of the SFAS 142 write-down by segment:

	Aluminum Segment	Zinc Segment
Goodwill balance at December 31, 2001, net of accumulated amortization	$70,185	$45,377
Acquisition of Brazil	941
Write-off of goodwill recognized in cumulative effect adjustment	(42,237)	(23,625)
Translation and other adjustments during the period	—	(74)

Balance at June 30, 2002, net of accumulated amortization	$28,889	$21,678

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company’s operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No.145 (“FAS 145”):, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS 4”) and Statement of Financial Accounting Standards No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. FAS 145 amends Statement of Financial Accounting Standards No. 44 which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, FAS 44 is no longer necessary. FAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”) to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company’s operations.

NOTE G – NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerators for basic and diluted earnings per share:
Net earnings before cumulative effect of accounting change	$2,534	$918	$2,916	$551
Cumulative effect of accounting change	—	—	(58,730)	—

Net Earnings (loss)	$2,534	$918	$(55,814)	$551

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,552,294	15,138,087	14,601,401	15,275,530
Dilutive potential common shares- stock options	149,667	22,042	130,153	12,154
Equity forward	—	142,913	—	166,815

Denominator for diluted earnings (loss) per share	14,701,961	15,303,042	14,731,554	15,454,499

Net earnings (loss) per share:
Basic before cumulative effect	0.17	0.06	0.20	0.04
Basic after cumulative effect	0.17	0.06	(3.82)	0.04
Diluted before cumulative effect	0.17	0.06	0.20	0.04
Diluted after cumulative effect	0.17	0.06	(3.79)	0.04

NOTE H – OPERATIONS

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2001.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company’s financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency (“IEPA”) notified the Company that two of the Company’s zinc subsidiaries are potentially responsible parties (“PRP”) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries are planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability at this site, if any, will have a material adverse effect on its financial position or results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company, as well as potentially substantial monetary penalties. The Company has filed an answer to the petition and is in the discovery stage of the process. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation (“NOV”) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company’s Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency.

Additionally, there is the possibility that expenditures could be required at the Coldwater site and at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company’s results of operations in future periods.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

NOTE I – OTHER COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)	$2,534	$918	$(55,814)	$551
Hedging, net of tax	(2,421)	(5,248)	(3,963)	(4,644)
Foreign currency translation adjustment and other	184	(50)	346	(375)
Net unrealized gain (loss) on long-term marketable equity securities	1	(76)	6	(248)

Comprehensive income (loss)	$298	$(4,456)	$(59,425)	$(4,716)

NOTE J – SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. The Company’s zinc segment represents all of the Company’s zinc melting, processing and brokering activities.

There has been no material change in the Company’s segment classifications during 2002.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
REVENUES:
Aluminum	$137,889	$130,765	$259,327	$265,293
Zinc	42,620	46,731	79,083	99,555

Total revenues	$180,509	$177,496	$338,410	$364,848

INCOME:
Aluminum	$10,771	$9,306	$17,146	$15,061
Zinc	1,358	575	2,453	1,336

Total segment income	$12,129	$9,881	$19,599	$16,397

Unallocated amounts:
General and administrative expenses	$(4,884)	$(4,143)	$(9,166)	$(6,144)
Amortization expense	—	(1,038)	—	(2,077)
Interest expense	(2,504)	(2,806)	(4,755)	(6,084)
Fees on receivables sale	(432)	(916)	(851)	(2,127)
Interest and other income	197	94	305	194

Earnings before income taxes, minority interests, and cumulative effect of accounting change	$4,506	$1,072	$5,132	$159

NOTE K – VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH (“VAW-IMCO”). At June 30, 2002 and 2001, the Company’s equity in the net income of VAW-IMCO is stated at $573,000 and $1,866,000, respectively. The following table represents the condensed income statements for the three and six month periods ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$64,775	$54,987	$117,501	$120,229
Gross Profit	$3,479	$4,774	$6,632	$10,807
Net Income	$671	$1,701	$1,138	$3,675

NOTE L – STOCKHOLDERS’ EQUITY

In March 1998, the Company adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company’s 1990 Stock Option Plan. This program provided loans to permit the exercise of certain Company stock options under the 1990 Stock Option Plan and to pay federal and state taxes realized upon such exercises. Under this program, 35,000 and 196,800 shares were exercised in 1999 and 1998, respectively. As of December 31, 2001, the Company had extended $2,266,000 in loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets).

The terms of the Executive Option Exercise Loan Program provided that the loans extended could be repaid in shares of the Company’s common stock, so long as the Compensation Committee of the Company’s Board of Directors approved that repayment method. In May 2002, following approval of the Compensation Committee, substantially all of the outstanding loans and accrued interest under the program were repaid by the participants surrendering 205,439 shares of common stock held by the Company as collateral for the loans. The shares surrendered to the Company were valued as of the date of transfer (May 9, 2002) at $2,321,461, based upon the closing price per share on the New York Stock Exchange on that date ($11.30 per share).

NOTE M – ACQUISITION

On May 31, 2002, the Company acquired, through its wholly-owned subsidiary IMCO Brazil Holding Ltda., all of the capital stock of Recipar Reciclagem de Materiais Indústria e Comércio Ltda. (“Recipar”) in consideration for its assumption of approximately $12,100,000 in short-term debt. In addition, the transaction provides for future contingent payments to the seller, dependent on Recipar’s realization of certain tax benefits through May 31, 2007. Recipar’s primary assets are a production facility located in Pindamonhangaba, São Paulo state, Brazil. This facility has a rated annual production capacity of 100 million pounds of aluminum.

One month’s results of operations of Recipar have been included in the Company’s consolidated statement of operations for the 2002 periods. Based on a preliminary purchase price allocation, the Company recorded $941,000 in goodwill. Proforma net earnings (loss) for the Company for the year ended December 31, 2001 and the six months period ended June 30, 2001 reflecting Recipar’s operations are not materially different from the Company’s historical results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Approximately 60% of the Company’s processing volumes consists of material tolled for its customers. Tolling revenues reflect only the processing cost and the Company’s profit margin. The Company’s processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company’s profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues. The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Pounds processed	619,968	632,234	1,231,600	1,254,909
Percentage of pounds tolled	60%	61%	61%	61%
Revenues	$180,509	$177,496	$338,410	$364,848
Gross profits	$13,972	$11,145	$22,561	$19,001

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in ITEM 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of the Company’s financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include accounting for derivatives, inventories, environmental and tax matters, as well as the annual testing of goodwill and other intangibles for impairment. Management uses historical experience and certain other information available in order to make these judgments and estimates; actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001, AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

PRODUCTION. For the three month period ended June 30, 2002, the Company melted 620.0 million pounds, 2% less metal compared to 632.2 million pounds during the same period in 2001. For the six month period ended June 30, 2002, the Company melted 1.23 billion pounds, 2% less metal compared to 1.25 billion pounds during the same period in 2001. The aluminum segment accounted for all of the overall production decrease for the three and six month periods, while zinc segment production increased 8% and 11%, respectively. Tolling activity for both the three and six month periods ended June 30, 2002 represented approximately 60% of total pounds processed, which substantially equaled the rate in the same periods of 2001.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Pounds Processed:
Aluminum	562,245	579,008	1,118,169	1,152,561
Zinc	57,723	53,226	113,431	102,348

Total Pounds Processed	619,968	632,234	1,231,600	1,254,909

Percentage Tolled:
Aluminum	65%	66%	66%	66%
Zinc	3%	2%	3%	3%
Total Percentage Tolled	60%	61%	61%	61%

ALUMINUM PRODUCTION: For the three and six month periods ended June 30, 2002, the Company melted 3% less aluminum than it did during the same periods in 2001. The decrease in aluminum production was primarily due to idle capacity at several Company processing facilities as a result of weak demand from can stock producers, increased selectivity in scrap purchases by the Company in an attempt to improve profit margins, the continuing reduction in primary aluminum production capacity in the Pacific Northwest, and overall weakness in many sectors of the U.S. industrial economy.

ZINC PRODUCTION: For the three and six month periods ended June 30, 2002, the Company melted 8% and 11% more zinc, respectively, than it did during the same period in 2001, mainly due to increased demand from customers in the zinc oxide and zinc dust businesses. The zinc oxide business has experienced an increase in business from their customers in the tire industry.

REVENUES. For the three month period ended June 30, 2002, the Company’s consolidated revenues increased 2% to $180,509,000 compared to $177,496,000 for the same period in 2001. For the six month period ended June 30, 2002, revenues decreased 7% to $338,410,000 compared to $364,848,000 for the same period in 2001. The aluminum segment accounted for all of the overall revenue increase for the three month period. This was due mainly to higher prices for sales of specification alloy products. The aluminum and zinc segments accounted for 23% and 77%, respectively, of the decrease for the six month period. The declines are due to lower aluminum processing volumes and reduced zinc trading activity and zinc prices, compared to the first six months of 2001.

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE J – SEGMENT REPORTING):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Aluminum	$137,889	$130,765	$259,327	$265,293
Zinc	42,620	46,731	79,083	99,555

Total Revenues	$180,509	$177,496	$338,410	$364,848

ALUMINUM REVENUES: For the three month period ended June 30, 2002, the Company’s aluminum revenues increased 5% while decreasing 2% for the six month period ended June 30, 2002, compared to the same periods in 2001. The decrease in the 2002 six-month period was due principally to lower production volumes and lower commodity prices, as discussed above. However, in the second quarter of 2002, the specification aluminum alloys business realized higher alloys sales and prices which resulted in an increase in aluminum revenues for the quarter, compared to the same period of 2001. See “Special Factors and Outlook” below.

ZINC REVENUES: For the three and six month periods ended June 30, 2002, the Company’s zinc revenues decreased 9% and 21% as compared to the same period in 2001. This decrease was due to lower zinc selling prices and a lower level of zinc trading activity than the same period last year. Though production volumes were slightly higher than in the same period of 2001, prevailing market prices for all of the Company’s zinc products were significantly below levels of a year ago.

GROSS PROFITS. For the three month period ended June 30, 2002, the Company’s consolidated gross profits increased 25% to $13,972,000 as compared to $11,145,000 in the same period in 2001. For the six month period ended June 30, 2002, consolidated gross profits increased 19% to $22,561,000 compared to $19,001,000 in the first six months of 2001. Higher alloys prices and lower natural gas and other operating costs were the primary reasons for the increase in gross profit.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company’s consolidated gross profits (in thousands) (See NOTE J – SEGMENT REPORTING):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Segment Income:
Aluminum	$10,771	$9,306	$17,146	$15,061
Zinc	1,358	575	2,453	1,336

Total segment income	$12,129	$9,881	$19,599	$16,397

Items not included in gross profits:
Plant selling expense	$1,315	$1,245	$2,421	$2,561
Management SG&A expense	892	820	1,172	2,223
Equity in earnings of affiliates	(372)	(860)	(644)	(1,897)
Other income	8	59	13	(283)

Gross Profits	$13,972	$11,145	$22,561	$19,001

ALUMINUM INCOME: For the three month period ended June 30, 2002, the Company’s aluminum income increased 16% as compared to the same period in 2001. For the six month period ended June 30, 2002, aluminum income increased 14% as compared to the same period of 2001. In the second quarter of 2002, better gross margin performance by the Company’s specialty alloys business helped to offset the slight decline in volumes and resulted in greater income. For the first six months of 2002, in addition to the increased profit margins in the specialty alloys business, lower natural gas and other operating costs contributed to the increase in income, compared to the first six months of 2001.

ZINC INCOME: For the three and six month periods ended June 30, 2002, the Company’s zinc income increased 136% and 84%, respectively, compared to the same periods in 2001. These positive variances were due to slightly higher processing volumes and lower natural gas and other operating costs.

SG&A EXPENSES. Selling, general and administrative expenses for the three month period ended June 30, 2002 were $7,092,000, an increase of 14% from $6,207,000 for the comparable period last year. For the six month period ended June 30, 2002, selling, general and administrative expenses increased by 17% to $12,759,000 as compared to $10,926,000 in the same period of 2001. The increase in these periods mainly relate to increased incentive compensation accruals.

INTEREST EXPENSE. Interest expense for the three month periods ended June 30, 2002 and 2001 was $2,504,000 and $2,806,000, respectively, representing a decrease of 11% in 2002. For the first six months of 2002, interest expense decreased 22% to $4,755,000 as compared to $6,084,000 in the same period of 2001. The decrease in these periods is due mainly to lower interest rates and concentrated management of working capital that lowered average outstanding debt.

FEES ON SALES OF RECEIVABLES. In 2000, the Company and certain of its subsidiaries entered into a Receivables Sale Facility with a special purpose subsidiary of the Company, and a financial institution and its affiliate. Under this facility, the Company and each of its subsidiaries sells receivables and other related assets to the special purpose subsidiary that, in turn sells undivided interests therein to certain financial institutions and other entities. Fees incurred in connection with these transfers for the three and six month periods ended June 30, 2002 were $432,000 and $851,000, respectively (see NOTE B-RECEIVABLES SALE).

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Earnings before cumulative effect of accounting change increased to $2,534,000 for the three month period ended June 30, 2002, compared to net income of $918,000 for the same period in 2001. For the six month period ended June 30, 2002, earnings before cumulative effect of accounting change increased to $2,916,000 compared to $551,000 for the same period in 2001. The increase in these periods was primarily the result of the increased profit margins in the specialty alloys division. See “Special Factors and Outlook” below.

SPECIAL FACTORS AND OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section entitled “CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS” below. These statements do not reflect the potential impact of any acquisitions, investments or divestitures that may be completed, or unforeseen events that may occur after the date of this filing.

During the first six months of 2002, market factors that negatively affected the Company’s results of operations and financial condition included:

•	reduced volumes at its aluminum facilities, principally due to the continuing downturn in U.S. industrial production;
•	customer plant shutdowns in the U.S. Pacific Northwest;
•	continuing weak market conditions for its customers serving the transportation, can sheet and construction sectors;
•	declines in recent periods in the U.S. aluminum recycling rate;
•	high costs of aluminum scrap and continuing low prices for finished aluminum products; and
•	continuing low prices for certain finished zinc products.

For the remainder of 2002, the Company expects many of the prevailing industry conditions to persist. Continued weak domestic industrial production will negatively impact the Company’s results of operations.

The Company continues its efforts to reduce its operational costs through its cost reduction program. Other factors which have positively affected the Company’s costs in recent period have included:

•	lower natural gas costs,
•	more effective use of commodities hedges and working capital management techniques,
•	increasing usage of the new North American Special Aluminum Alloy Contract trading on the London Metal Exchange (LME),
•	an internal centralized metal purchasing function,
•	further utilization of efficient fuel-burning technologies for its furnaces, and
•	the continued reallocation of processing volumes among its facilities.

However, for the Company’s financial results to further improve, higher processing volumes and improved processing rates must return. The higher levels of processing volume and sales at the Company’s specification alloys facilities experienced in the second quarter should not be expected to continue during the third quarter of 2002, due in part to the automotive industry’s traditional summertime shutdown of its production facilities for model changeovers.

The Company plans to continue to seek further profit contribution from its growth opportunities in Europe and in Latin America. During the second quarter of 2002, the Company announced its acquisition of an aluminum recycling plant in Brazil and its commencement of construction of a new processing plant at its joint venture facility in Monterrey, Mexico under a new long-term recycling contract. The redemption of VAW-IMCO’s joint venture interest announced during the second quarter is presently expected to take place by the end of September or in October of 2002.

Until U.S. industrial demand increases, the Company’s overall domestic operations should be expected to remain at low levels of profitability. Assuming that (i) the U.S. economy continues to recover, (ii) the Company can continue its international expansion program as planned, and (iii) the cost savings experienced in 2001 and 2002 continue to be realized, profitability should improve. If the economy further weakens, particularly in the automotive sector, during the second half of 2002, the Company’s results of operations and financial condition would be adversely affected. Unexpected defaults and insolvencies involving its suppliers and customers, which occurred in 2001, would further diminish the Company’s prospects.

The Company is currently constrained by the terms of the facilities for its sources of capital with regards to expansion and acquisition opportunities. Both its revolving credit and receivables sales facilities expire by their terms in late 2003. See “LIQUIDITY AND CAPITAL RESOURCES” below. Although management believes that modified or alternative sources of capital funding are available, no assurances can be given that the terms of those facilities would be comparable to or as favorable to the Company as the terms of its existing facilities.

No assurances can be made that any of these anticipated results will actually be achieved. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

VAW-IMCO

The Company is a 50% joint venture shareholder in VAW-IMCO, with VAW aluminium AG being the other 50% shareholder. See Note K – “VAW-IMCO” above. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium AG from its parent company. Under the terms of the joint venture agreement and VAW-IMCO’s organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause VAW-IMCO to redeem the shares held by the shareholder whose control has changed. The redemption price, which is to be paid out in five equal installments (plus interest) from current funds in future cash flows of VAW-IMCO, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation.

On June 19, 2002, IMCO announced that it had begun the process through which it should obtain 100% ownership of VAW-IMCO by exercising its right to elect to cause the joint venture to redeem VAW aluminium AG’s interest. The valuation process to determine the redemption price is underway. See “Special Factors and Outlook”. However, the results of VAW-IMCO continue to be shown in the Company’s financial statements under the equity method of accounting.

In 2001, VAW-IMCO reported total sales of $225,352,000 and a net income of $6,010,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS. Operations provided $15,035,000 and $10,370,000 of cash during the first six months of 2002 and 2001, respectively. Most of the changes in operating assets and liabilities resulted in a net cash provision of $299,000 for the six months ended June 30, 2002 compared to a use of $3,509,000 for the same period in 2001. This change in operating assets and liabilities was primarily due to increases in accounts payable and accrued liabilities, offset by increases in inventories, accounts receivable, and other current assets. Accounts payable and accrued liabilities increased $23,212,000 for the first six months of 2002 compared to a decrease of $4,581,000 in the same period of 2001. Increases in inventories were $3,993,000 for the six month period ended June 30, 2002 as compared to a decrease of $11,047,000 for the comparable 2001 period. Accounts receivable increased $16,563,000 in the first six months of 2002 offset by cash proceeds of $1,100,000 in sales under the Company’s Receivable Sale Facility, compared to a decrease of $11,706,000 in the same period of 2001 offset by cash used in the Company’s Receivable Sale Facility. This increase is due to greater sales volume and higher selling prices, especially in the specification aluminum alloys business. Much of the cash from operations improvement discussed above reflects the Company’s continued emphasis on managing working capital. Earnings before cumulative effect of accounting change of $2,916,000 for the first six months of 2002 compared to net income of $551,000 for the comparable 2001 period also increased the overall level of cash provided from operations.

CASH FLOWS FROM INVESTING ACTIVITIES. During the six month period ended June 30, 2002, net cash used by investing activities was $2,000,000 as compared to $2,444,000 for the same period in 2001. The difference in these two periods is primarily due to a slight reduction in expenditures for property, plant and equipment in 2002. The Company’s total payments for property, plant and equipment in the first six months of 2002 decreased to $4,846,000, as compared to $5,055,000 spent in the first six months of 2001. Total budgeted capital expenditures for property, plant and equipment in 2002 have been lowered from $25,000,000 to $20,000,000 because of delays in, and a possible reduction in the Company’s expansion plans. The largest single item in the budget is the construction of a new building and installment of new recycling equipment at the Company’s joint venture facility in Monterrey, Mexico. In accordance with the terms of the Company’s Credit Agreement, as amended in April 2002, these capital expenditures will be funded by cash flows generated from operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was $7,476,000 for the six month period ended June 30, 2002, as compared to $8,194,000 for the same period of 2001. In the first six months of 2002 and 2001, the Company made net payments on its revolving credit facility of $7,204,000 and $3,235,000, respectively. At June 30, 2002, the Company had $102,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $54,769,000 available for borrowing. However, due to financial constraints contained in the covenants of this facility, the Company believes that only approximately 15% of this amount is currently available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $3,231,000.

Financing activities for the first six months in 2001 included cash payments to purchase 644,500 shares of the Company’s common stock for a total consideration of $4,966,000, settling the forward share repurchase agreement entered into in 2000.

CREDIT AND RECEIVABLES SALE FACILITIES. To fund its financing and working capital needs, the Company has in place a senior secured revolving credit facility and a receivables sale facility. Under the Receivables Sales Facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets, in an aggregate amount of up to $100,000,000, to unaffiliated third-party financial institutions and other entities. The amount outstanding under the receivables sale facility at June 30, 2002 was $69,202,000. During the first six months of 2002, the Company incurred fees on the sale of its receivables in the amount of $851,000. This facility is scheduled to terminate in November 2003.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The facility is currently scheduled to expire on December 31, 2003. It is the Company’s intention to extend the term of the Credit Agreement or replace this facility prior to its expiration.

On April 26, 2002, the Company amended the terms of the Credit Agreement. The Fourth Amendment to the Credit Agreement added new and modified existing provisions of the

Credit Agreement to reclassify certain of the Company’s existing foreign subsidiaries and to permit other subsidiaries to be classified as “Unrestricted Subsidiaries.” The Company’s Unrestricted Subsidiaries will not be subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject under the Credit Agreement, but revenues and earnings from these Unrestricted Subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that certain cash distributions are received by the Company or its Restricted Subsidiaries).

The maximum amount which can be drawn down under the facility is $160,000,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings—the facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends on and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock will be prohibited until such time as the Company’s total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to expend up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and for so long as no default or event of default has occurred and is continuing or would result. Capital expenditures for the Company and its Restricted Subsidiaries will be limited to those funded by the Company’s internally generated cash and its international operations, plus up to $15 million per year for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The indebtedness under the Credit Agreement is secured by substantially all of the Company’s personal property (except for accounts receivables and certain related assets sold under the Company’s Receivables Sale Facility), and first lien mortgages on 19 of the Company’s operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

If the Company’s Receivables Sale Facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the Receivables Sale Facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company believes that its cash on hand, the availability of funds under the credit facility and its anticipated internally generated funds will be sufficient to fund its operational needs. However, the present terms of the Credit Agreement impose constraints on funding the Company’s growth plans for 2002 and beyond. In addition, beginning in the third quarter of 2002, the current terms of certain financial covenants under the Credit Agreement become more restrictive, and there can be no assurances that the Company can comply with these more stringent covenants. In conjunction with the expiration of the Credit Agreement in 2003 and these more stringent covenants, management for the Company plans to seek additional sources of funds as a means to pay down and replace the indebtedness under the Credit Agreement and to accomplish the Company’s growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve.

Replacement of the existing credit facility may require the Company to incur higher interest costs than it currently pays, and may impose further restrictions on the Company’s ability to grow. However, while no assurances can be given at this time, management believes the Company will be successful in negotiating a replacement to the existing Credit Agreement.

ENVIRONMENTAL

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2001.(See NOTE H – OPERATIONS)

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such noncompliance under such environmental laws would not have a material adverse effect on the Company’s financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency (“IEPA”) notified the Company that two of the Company’s zinc subsidiaries are potentially responsible parties (“PRP”) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. These subsidiaries are planning to negotiate with the IEPA regarding the cleanup of the site. The site has not been fully investigated and final cleanup costs have not yet been determined. Although no assurances can be made, based on current cost estimates and information regarding the amount and type of materials sent to the site by the subsidiaries, the Company does not believe that its potential liability at this site, if any, will have a material adverse effect on its financial position or results of operations.

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the petition and is in the discovery stage of the process. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation (“NOV”) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company’s Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency.

Additionally, there is the possibility that expenditures could be required at the Coldwater site and at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company’s results of operations in future periods.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” (as well as certain oral statements made by or on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, and are subject to the “Safe Harbor” provisions in that enacted legislation. This information includes, without limitation, statements concerning future profit margins, volumes, revenues, earnings, costs, energy costs, and expenses (including capital expenditures); future prices for metals; anticipated results of the Company’s cost reduction program; access to adequate future energy supplies at advantageous rates; anticipated cost savings from new and modified furnace designs; the Company’s ability to continue to grow its domestic and foreign business through expansion, acquisition or partnering; the expected effects of production shutdowns at Company or customer facilities; future acquisitions or corporate combinations; projected anticipated technological advances; future long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and any liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; potential effects of the Company’s metals brokerage activities; the future mix of business (product sales vs. tolling); future demand and industry conditions; future sources of capital and future financial condition. When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words “anticipate,” “estimate,” “expect,” “may,” “project” and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to be correct. Important factors that could affect the Company’s actual results and cause actual results to differ materially from those results projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following: the effects of additional capacity reductions or reductions in headcount; special charges resulting from cost reduction initiatives; the ability of the Company in the future to successfully manage the effects of changes in prices for its metals purchases and finished product sales by use of derivative instruments; competition for raw materials costs and pricing pressures from competitors; effects of future energy prices and related fuel costs; fluctuations in operating levels at the Company’s facilities; fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; retention and financial condition of major customers; collectibility of receivables; the inherent unpredictability of adversarial or administrative proceedings; effects of environmental and other governmental regulations; currency exchange rate fluctuations; strikes, work stoppages or labor shutdowns at Company or customer plants; trends in the Company’s key markets and the price of and supply and demand for aluminum and zinc on world markets; the effects of shortages and oversupply in used aluminum beverage containers and can scrap at facilities; the continuation of reduced spreads between primary aluminum prices and aluminum scrap prices; business conditions and growth in the aluminum and zinc industries and recycling industries; and future levels and timing of capital expenditures. These statements are further qualified by the following:

•
Any estimates of future operating rates at the Company’s plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company’s services or metal, and are subject to fluctuations in customer demand for the Company’s services and prevailing conditions in the metal markets, as well as certain components of the Company’s cost of operations, including energy and labor costs. Certain of the factors affecting revenues and costs are to some degree outside of the control of the Company, including energy commodity prices, weather conditions, general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; and governmental regulation and factors involved in administrative and other proceedings. The future mix of product sales vs. tolling business is dependent on customers’ needs and overall demand, world and U.S. market conditions then prevailing in the respective metal markets, and the operating levels at the Company’s various facilities at the relevant time.

•
The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company’s product sales business. Prices can be volatile, which could affect the Company’s product sales business. Lower market prices for primary metals may adversely affect the demand for the Company’s recycling services and recycled metals.

•
If the U.S. aluminum recycling rate experienced in recent periods does not improve, the Company’s aluminum recycling business will continue to be adversely affected. This would in turn likely decrease the percentage of the Company’s processing volumes that are tolled, as opposed to purchase/sale business volumes, and likely result in more volatility of results of operations from period to period.

•
The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company’s key markets. Unanticipated actions or developments by or affecting the Company’s competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company’s financial position and results of operations. The market for zinc processing is highly cyclical.

•	Fluctuations in the costs of fuels, raw materials and labor can materially affect the Company’s financial position and results of operations from period to period.

•
The Company’s key transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company’s financial condition and results of operations.

•
The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company’s operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company’s financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding market risk and the Company’s derivative instruments during the first half of 2002. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 8, 2002, at which the election of two Class III Directors and the ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountants for 2002 were considered. Hugh G. Robinson was elected as a director and received 11,903,615 votes for his election with 359,880 votes withheld. James C. Cooksey was elected as a director and received 11,904,468 votes for his election with 359,027 votes withheld. Ernst & Young was ratified as independent public accountants for the Company for 2002 and received 12,122,268 votes for their ratification, with 122,040 votes against and 19,186 votes abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc.
(Registrant)

Date: August 14, 2002	By:	/s/ Robert R. Holian
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer