Form 10-Q
period 2002-09-30
IMCO RECYCLING INC
filed 2002-11-13
CIK 202890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2002.

Common Stock, $0.10 par value, 15,147,791

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,370	$3,301
Accounts receivable, net of allowance of $1,930 and $2,488 at September 30, 2002 and December 31, 2001, respectively.	35,627	23,569
Inventories	40,189	39,214
Deferred income taxes	6,941	6,879
Other current assets	9,975	7,570

Total Current Assets	100,102	80,533
Property and equipment, net	185,648	186,931
Excess of acquisition cost over the fair value of net assets acquired, net of accumulated amortization	50,747	115,562
Investments in joint ventures	16,168	17,892
Other assets, net	5,122	6,036

	$357,787	$406,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$81,186	$67,299
Accrued liabilities	20,491	13,908
Notes payable	10,922	—
Current maturities of long-term debt	195	75

Total Current Liabilities	112,794	81,282
Long-term debt	106,902	125,314
Deferred income taxes	11,618	19,157
Other long-term liabilities	11,229	12,308
STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,139,924 issued at September 30, 2002; 17,131,240 issued at December 31, 2001	1,714	1,713
Additional paid-in capital	107,240	105,800
Retained earnings	44,763	98,085
Accumulated other comprehensive loss from foreign currency translation adjustments and deferred hedging gains/losses	(9,936)	(9,890)
Treasury stock, at cost; 2,644,713 shares at September 30, 2002; 2,494,952 shares at December 31, 2001	(28,537)	(26,815)

Total Stockholders’ Equity	115,244	168,893

	$357,787	$406,954

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Revenues	$180,866	$166,712	$519,276	$531,560
Cost of sales	167,491	156,881	483,340	502,728

Gross profits	13,375	9,831	35,936	28,832
Selling, general and administrative expense	6,426	5,713	19,185	16,639
Amortization expense	—	1,113	—	3,190
Interest expense	2,737	2,543	7,492	8,628
Fees on receivables sale	460	720	1,312	2,847
Interest and other income	99	18	(194)	(458)
Equity in net earnings of affiliates	(460)	(484)	(1,103)	(2,381)

Earnings before income taxes, minority interest, and cumulative effect of accounting change	4,113	208	9,244	367
Provision for (benefit from) income taxes	1,443	(69)	3,426	(529)

Earnings before minority interests and cumulative effect of accounting change	2,670	277	5,818	896
Minority interests, net of provision for income taxes	177	122	409	190

Earnings before cumulative effect of accounting change	2,493	155	5,409	706

Cumulative effect of accounting change (after tax benefit of $7,132)	—	—	(58,730)	—

Net earnings (loss)	$2,493	$155	$(53,321)	$706

Net earnings (loss) per common share:
Basic before cumulative effect of accounting change	$0.17	$0.01	$0.37	$0.05
Cumulative effect of accounting change	—	—	(4.03)	—

Basic earnings (loss) per share	0.17	0.01	(3.66)	0.05

Diluted before cumulative effect of accounting change	0.17	0.01	0.37	0.05
Cumulative effect of accounting change	—	—	(4.00)	—

Diluted earnings (loss) per share	0.17	0.01	(3.63)	0.05

Weighted average shares outstanding:
Basic	14,492	14,779	14,565	15,091
Diluted	14,594	14,842	14,685	15,120

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES
Earnings before cumulative effect of accounting change	$5,409	$706
Depreciation	17,741	17,814
Amortization	—	3,190
Provision (benefit) for deferred income taxes	(1,851)	1,950
Equity in earnings of affiliates	(1,103)	(2,381)
Other non-cash charges	3,069	1,603
Changes in operating assets and liabilities:
Accounts receivable	(14,495)	6,577
Accounts receivable sold	1,600	(28,600)
Inventories	(937)	15,670
Other current assets	(1,453)	1,691
Accounts payable and accrued liabilities	21,862	(24,699)

Net cash from (used by) operating activities	29,842	(6,479)
INVESTING ACTIVITIES
Payments for property and equipment	(9,232)	(6,054)
Acquisition of Brazil facility, net of cash acquired	(229)	—
Other	3,586	2,213

Net cash used by investing activities	(5,875)	(3,841)
FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility	(18,500)	15,600
Principal payments of long-term debt	(110)	(110)
Minority Interests	(894)	(240)
New debt issuance costs	(975)	(18)
Purchases of treasury stock	—	(4,966)
Other	1,057	320

Net cash (used by) from financing activities	(19,422)	10,586

Effect of exchange rate differences on cash and cash equivalents	(475)	(54)

Net increase in cash and cash equivalents	4,069	212
Cash and cash equivalents at January 1	3,301	5,014

Cash and cash equivalents at September 30	$7,370	$5,226

SUPPLEMENTARY INFORMATION
Cash payments for interest	$5,574	$8,295
Cash payments for income taxes	$193	$593
Assumption of notes payable in Brazil acquisition	$12,093	$—

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002
(dollars in tables are in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the “Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B—RECEIVABLES SALE

The net proceeds under the Company’s Receivables Purchase Agreement were $66,900,000 for the nine month period ended September 30, 2002 and $65,300,000 for the year ended December 31, 2001. For the three and nine month periods ended September 30, 2002, the Company incurred fees on sales of its receivables in the amount of $460,000 and $1,312,000, respectively. See Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fees on Sales of Receivables.”

On October 31, 2002, the Company amended the terms of the Receivables Purchase Agreement. The Amendment No. 2 to Receivables Purchase Agreement reduced the Purchase Limit (the aggregate amount of receivables that can be sold) from $100,000,000 to $75,000,000.

NOTE C—INVENTORIES

The components of inventories are:

	September 30, 2002	December 31, 2001
Finished goods	$15,048	$18,073
Raw materials	23,616	19,477
Supplies	1,525	1,664

	$40,189	$39,214

NOTE D—INCOME TAXES

After excluding the effects of its interest in the VAW-IMCO joint venture which is reported on an after tax basis, the Company recorded an effective tax rate of 38% for the nine month period ended September 30, 2002 compared to a tax benefit of 30% for the comparable period of 2001.

NOTE E—LONG TERM DEBT

As of September 30, 2002, the Company had $92,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $64,559,000 available for borrowing; however, due to certain financial covenants under the facility, only approximately $12 million was currently available. In addition, there were standby letters of credit outstanding with several banks totaling $3,441,000.

The Company uses its revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The facility is currently scheduled to expire on December 31, 2003. It is the Company’s intention to extend the term of the Credit Agreement or replace this facility prior to its expiration.

On April 26, 2002, the Company amended the terms of its Second Amended and Restated Credit Agreement (the “Credit Agreement”), which contains the terms of the Company’s revolving credit facility. The Fourth Amendment to the Credit Agreement added new provisions to and modified existing provisions of the Credit Agreement, principally to reclassify the Company’s existing subsidiaries, and certain foreign subsidiaries which may be formed, as “unrestricted subsidiaries.” Revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that certain cash distributions are received by the Company or its restricted subsidiaries).

The maximum amount under the Credit Agreement which the Company can borrow under the facility is $160,000,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings; the facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends on and repurchases of shares of capital stock and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce outstanding debt under the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock will be prohibited until such time as the Company’s total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or for stock repurchases in each year so long as it remains in compliance with this ratio, and so long as no default or event of default has occurred and is continuing or would result. Excluded from the Credit Agreement’s prohibition on reacquiring shares are shares surrendered to the Company in payment of the exercise price of stock options or withholding obligations arising from the exercise of stock options. Capital expenditures for the Company are limited to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary for the health and safety of its employees or as required by law.

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

The Company believes that its cash on hand, the availability of funds under the revolving credit facility and its anticipated internally generated funds will be sufficient to fund its current operational needs. However, the Credit Agreement, as amended by the Fourth Amendment, imposes constraints on funding the Company’s growth plans in 2002 and 2003. In addition, financial covenants under the current agreement become more stringent in 2003, and there can be no assurances that the Company will remain in compliance with the more stringent covenants. Management of the Company plans to seek additional or alternative sources of funds as a means to pay down and replace the credit facility indebtedness under the Credit Agreement, and accomplish the Company’s growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve. Replacement of the existing credit facility may require the Company to incur higher interest costs than it currently pays, and may impose further restrictions on the Company’s ability to grow. However, while there can be no assurances at this time, the Company feels it will be successful in negotiating a replacement to the existing Credit Agreement.

NOTE F—IMPAIRMENT OF GOODWILL

While the Company’s overall annual goodwill impairment analysis under FAS 142 will not be completed until the fourth quarter, the Company’s market capitalization as of September 30, 2002 compared to the carrying value of the reporting units’ net assets suggests that it is possible that a further overall goodwill impairment has occurred. Market capitalization is one of several factors which must be considered when determining if an impairment has occurred. At this time, management is unable to reasonably estimate if impairment has occurred. The factors that will affect whether or not an impairment is necessary include management’s revised operating plan for the zinc and aluminum segments, the results of the Company’s overall current budgeting and long-term planning process and a valuation of assets and liabilities. As was the case with the first quarter 2002 impairment, any further impairment would be non-cash and therefore would not affect the Company’s liquidity.

NOTE G—RECENTLY ADOPTED ACCOUNTING STANDARDS

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

The effects of adopting the new standards on net income and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001 follow:

	Net Income Three months ended September 30,		Diluted EPS Three months ended September 30,
	2002	2001	2002	2001
Net income	$2,493	$155	$0.17	$0.01
Add: Goodwill amortization, net of tax	—	985	—	0.07

Pro forma net income	$2,493	$1,140	$0.17	$0.08

	Net Income Nine months ended September 30,		Diluted EPS Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(53,321)	$706	$(3.63)	$0.05
Less: Cumulative net income effect from the accounting change for goodwill	(58,730)	—	(4.00)	—

Income, excluding cumulative effect of accounting change	5,409	706	0.37	0.05
Add: Goodwill amortization, net of tax	—	2,773	—	0.18

Pro forma net income	$5,409	$3,479	$0.37	$0.23

Net income for the quarter ended September 30, 2001 would have been $1,140,000, or eight cents per share if goodwill amortization had been discontinued effective January 1, 2001. Net income for the nine month period ended September 30, 2001 would have been $3,479,000 or twenty-three cents per share if goodwill amortization had been discontinued effective January 1, 2001.

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

Changes to goodwill during the nine month period ended September 30, 2002, including the effects of adopting these new accounting standards, follow:

Goodwill
Balance at December 31, 2001, net of accumulated amortization	$115,562
Acquisition of Brazil operations	1,120
Write-off of goodwill recognized in cumulative effect adjustment	(65,862)
Translation and other adjustments during the period	(73)

Balance at September 30, 2002, net of accumulated amortization	$50,747

The following table presents goodwill and the related effect of the SFAS 142 write-down by segment:

	Aluminum Segment	Zinc Segment
Goodwill balance at December 31, 2001, net of accumulated amortization	$70,185	$45,377
Acquisition of Brazil operations	1,120
Write-off of goodwill recognized in cumulative effect adjustment	(42,237)	(23,625)
Translation and other adjustments during the period	—	(73)

Balance at September 30, 2002, net of accumulated amortization	$29,068	$21,679

The FASB has issued FAS 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the effects of this Statement.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”): “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE H—NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerators for basic and diluted earnings (loss) per share:
Net earnings before cumulative effect of accounting change	$2,493	$155	$5,409	$706
Cumulative effect of accounting change	—	—	(58,730)	—

Net Earnings (loss)	$2,493	$155	$(53,321)	$706

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,492,148	14,778,989	14,564,583	15,090,950
Dilutive potential common shares - stock options	101,660	62,597	120,655	28,968

Denominator for diluted earnings (loss) per share	14,593,808	14,841,586	14,685,238	15,119,918

Net earnings (loss) per share:
Basic before cumulative effect	0.17	0.01	0.37	0.05
Basic after cumulative effect	0.17	0.01	(3.66)	0.05
Diluted before cumulative effect	0.17	0.01	0.37	0.05
Diluted after cumulative effect	0.17	0.01	(3.63)	0.05

NOTE I—OPERATIONS

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

Additionally, there is the possibility that expenditures could be required at the Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company’s results of operations in future periods.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the complaint and is in the discovery stage of the process. A motion for summary disposition has been filed raising legal and factual defenses to portions of the State’s complaint. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

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

On October 30, 2002, the Company was notified by its attorneys that it was expected to receive an unfavorable ruling with respect to a case it is litigating in state court in Missouri. The expected ruling may require the Company to pay or post approximately $3,500,000 in cash or security to satisfy a bond posted in connection with this case. The Company is currently involved in litigation with certain of its former insurance carriers and brokers with respect to the payment of these funds, and the Company believes that if it is required to pay these funds, it will recover all of the funds through that litigation.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

NOTE J—OTHER COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$2,493	$155	$(53,321)	$706
Hedging, net of tax	695	(1,141)	4,657	(5,785)
Foreign currency translation adjustment and other	(4,351)	807	(4,697)	183
Net unrealized gain (loss) on long-term marketable equity securities	—	—	(5)	—

Comprehensive net loss	$(1,163)	$(179)	$(53,366)	$(4,896)

NOTE K—SEGMENT REPORTING

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures. The Company’s zinc segment represents all of the Company’s zinc melting, processing and brokering activities.

There has been no material change in the Company’s segment classifications during 2002.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
REVENUES:
Aluminum	$139,938	$124,172	$399,265	$389,464
Zinc	40,928	42,540	120,011	142,096

Total revenues	$180,866	$166,712	$519,276	$531,560

INCOME:
Aluminum	$10,390	$8,016	$27,536	$23,077
Zinc	830	1,014	3,283	2,350

Total segment income	$11,220	$9,030	$30,819	$25,427

Unallocated amounts:
General and administrative expenses	$(3,937)	$(4,506)	$(13,103)	$(10,650)
Amortization expense	—	(1,113)	—	(3,190)
Interest expense	(2,737)	(2,543)	(7,492)	(8,628)
Fees on receivables sale	(460)	(720)	(1,312)	(2,847)
Interest and other income	27	60	332	255

Earnings before provision for (benefit from) income taxes and minority interests	$4,113	$208	$9,244	$367

NOTE L—VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guss und Recycling GmbH (“VAW-IMCO”). At September 30, 2002 and 2001, the Company’s equity in the net income of VAW-IMCO is stated at $927,000 and $2,376,000, respectively. The following table represents the condensed income statements for the three and nine month periods ended September 30, 2002 and 2001.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$61,407	$52,337	$178,908	$172,566
Gross Profit	$4,829	$3,835	$11,461	$14,642
Net Income	$704	$1,011	$1,842	$4,686

On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium AG, the other 50% shareholder, from its parent company. Under the terms of the joint venture agreement and VAW-IMCO’s organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause VAW-IMCO to redeem the shares held by the shareholder that experienced the change in control. The redemption price, which is to be paid in five equal annual installments (plus interest) from current funds and future cash flows of VAW-IMCO, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation.

On June 19, 2002, IMCO announced that it had begun the process through which it would seek to obtain 100% ownership of VAW-IMCO by exercising its right to elect to cause the joint venture to redeem VAW aluminium AG’s interest. The valuation process to determine the redemption price began in the summer of 2002, and valuation procedures continue to be performed. Additional post-evaluation procedures may be undertaken by the parties and currently, the Company is presently unsure of the timing of the actual redemption. Until the evaluation is finally concluded by the parties and the redemption is effected, the results of operations of VAW-IMCO will continue to be reflected in the Company’s financial statements under the equity method of accounting.

NOTE M—STOCKHOLDERS’ EQUITY

In March 1998, the Company adopted an Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company’s 1990 Stock Option Plan. This program provided loans to permit the exercise of certain Company stock options under its 1990 Stock Option Plan and to pay federal and state taxes realized upon such exercises. Under this program, 35,000 and 196,800 shares were exercised in 1999 and 1998, respectively. As of December 31, 2001, the Company had extended $2,266,000 in loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets).

The terms of the Executive Option Exercise Loan Program provided that the loans extended could be repaid in shares of the Company’s common stock so long as the Compensation Committee of the Company’s Board of Directors approved that repayment method. In May 2002, following approval of the Compensation Committee, substantially all of the outstanding loans and accrued interest under the program were repaid by the participants surrendering 205,439 shares of common stock held by the Company as collateral for the loans. The shares surrendered to the Company were valued as of the date of transfer (May 9, 2002) at $2,321,461, based upon the closing price per share on the New York Stock Exchange on that date ($11.30 per share).

NOTE N—ACQUISITION

On May 31, 2002, the Company acquired, through its wholly-owned subsidiary IMCO Brazil Holding Ltda., all of the capital stock of Recipar Reciclagem de Materiais Indústria e Comércio Ltda. (“Recipar”) in consideration for its assumption of approximately $12,100,000 in short-term debt. In addition, the transaction provides for future contingent payments to the seller, dependent on Recipar’s realization of certain tax benefits through May 31, 2007.  Recipar’s primary assets are a production facility located in Pindamonhangaba, São Paulo state, Brazil. This facility has a rated annual production capacity of 100 million pounds of aluminum. Four months’ results of operations of Recipar have been included in the Company’s consolidated statement of operations for the 2002 period. Based on a preliminary purchase price allocation, the Company recorded $1,120,000 in goodwill. Pro forma net earnings (loss) for the Company for the year ended December 31, 2001 and the nine months period ended September 30, 2001 reflecting Recipar’s operations are not materially different from the Company’s historical results.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Approximately 60% of the Company’s processing volumes consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company’s profit margin. The balance of the Company’s processing activities consist of the buying, processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company’s profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues. The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Pounds processed	651,065	647,823	1,882,665	1,902,732
Percentage of pounds tolled	56%	64%	59%	62%
Revenues	$180,866	$166,712	$519,276	$531,560
Gross profits	$13,375	$9,831	$35,936	$28,832

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001, AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

PRODUCTION.    For the three month period ended September 30, 2002, the Company melted 651.1 million pounds, relatively the same as the 647.8 million pounds melted during the same period in 2001. For the nine month period ended September 30, 2002, the Company melted 1.88 billion pounds, about the same compared to 1.90 billion pounds during the same period in 2001. Tolling activity for both the three and nine month periods ended September 30, 2002 represented approximately 56% and 59%, respectively, of total pounds processed, which was lower than the rates in the same periods of 2001.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Pounds Processed:
Aluminum	591,693	588,185	1,709,862	1,740,747
Zinc	59,372	59,638	172,803	161,985

Total Pounds Processed	651,065	647,823	1,882,665	1,902,732

Percentage Tolled:
Aluminum	62%	70%	65%	67%
Zinc	3%	3%	3%	3%
Total Percentage Tolled	56%	64%	59%	62%

ALUMINUM PRODUCTION:    For the three month period ended September 30, 2002, the Company melted approximately the same volume of aluminum it did during the same period in 2001. For the nine month period ended September 30, 2002, the Company melted 2% less aluminum than it did during the same period of 2001. The slight decrease in aluminum production was primarily due to the overall weakness in many sectors of the U.S. industrial economy.

ZINC PRODUCTION:    For the nine month periods ended September 30, 2002, the Company melted 7% more zinc than it did during the same period in 2001, mainly due to increased demand from customers in the zinc oxide and zinc dust businesses. Zinc volumes in the third quarter of 2002 were approximately the same as that in 2001.

REVENUES.    For the three month period ended September 30, 2002, the Company’s consolidated revenues increased 8% to $180,866,000 compared to $166,712,000 for the same period in 2001. For the nine month period ended September 30, 2002, revenues decreased 2% to $519,276,000 compared to $531,560,000 for the same period in 2001. The aluminum segment accounted for all of the overall revenue increase for the three month period. This was mainly due to a higher percentage of product sale business compared to the 2001 period, the revenues from Brazil and Mexico and higher prices for sales of specification alloy products. The aluminum segment realized a slight increase of 3% for the nine month period, while the zinc segment decreased 16% for the nine month period. The declines in the zinc segment are due to reduced zinc trading activity and lower zinc prices, compared to the first nine months of 2001.

The following table shows the total revenues for the aluminum and zinc segments (in thousands) (See NOTE J – SEGMENT REPORTING):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Aluminum	$139,938	$124,172	$399,265	$389,464
Zinc	40,928	42,540	120,011	142,096

Total Revenues	$180,866	$166,712	$519,276	$531,560

ALUMINUM REVENUES:    For the three month period ended September 30, 2002, the Company’s aluminum revenues increased 13% while increasing 3% for the nine month period ended September 30, 2002, compared to the same periods in 2001. The increase in the 2002 nine month period was due principally to a higher percentage during 2002 of product sales business compared to tolling, and the additional revenues from the Brazil and Mexico operations, as discussed above. In addition, during the second and third quarters of 2002, the specification aluminum alloys business realized higher alloys sales volumes and prices, which resulted in an increase in aluminum revenues for both quarters, compared to the same periods of 2001. See “Special Factors and Outlook” below.

ZINC REVENUES:    For the three and nine month periods ended September 30, 2002, the Company’s zinc revenues decreased 4% and 16%, compared to the same periods in 2001. This decrease was due to lower zinc selling prices and a lower level of zinc trading activity than the same period last year. Although year-to-date production volumes were slightly higher for the same period of 2001, prevailing market prices for all of the Company’s zinc products were significantly below levels of a year ago.

GROSS PROFITS.    For the three month period ended September 30, 2002, the Company’s consolidated gross profits increased 36% to $13,375,000 as compared to $9,831,000 in the same period in 2001. For the nine month period ended September 30, 2002, consolidated gross profits increased 25% to $35,936,000, compared to $28,832,000 for the first nine months of 2001. Higher alloys prices, lower natural gas costs and other operating costs were the primary reasons for the increase in gross profit.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company’s consolidated gross profits (in thousands) (See NOTE J – SEGMENT REPORTING):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Segment Income:
Aluminum	$10,390	$8,016	$27,536	$23,077
Zinc	830	1,014	3,283	2,350

Total segment income	$11,220	$9,030	$30,819	$25,427

Items not included in gross profits:
Plant selling expense	$1,354	$1,256	$3,775	$3,817
Management SG&A expense	1,135	(49)	2,307	2,174
Equity in earnings of affiliates	(460)	(484)	(1,103)	(2,381)
Other income	126	78	138	(205)

Gross Profits	$13,375	$9,831	$35,936	$28,832

ALUMINUM INCOME:    For the three month period ended September 30, 2002, the Company’s aluminum income increased 30% as compared to the same period in 2001. For the nine month period ended September 30, 2002, aluminum income increased 19% as compared to the same period of 2001. In the third quarter of 2002, better gross margin performance by the Company’s specialty alloys business coupled with overall lower operating costs resulted in greater income. For the first nine months of 2002, in addition to the increased profit margins in the specialty alloys business, lower natural gas and other operating costs contributed to the increase in income compared to the first nine months of 2001.

ZINC INCOME:    For the three month period ended September 30, 2002, the Company’s zinc income decreased 18% compared to the same period in 2001. The quarterly decrease is attributable to reduced zinc prices and lower income from the oxide business. For the nine month period ended September 30, 2002, the Company’s zinc income increased 40% compared to the same period in 2001. The nine month positive variance was due to higher processing volumes due to higher demand and lower natural gas and other operating costs over the 2002 nine month period.

SG&A EXPENSES.    Selling, general and administrative expenses for the three month period ended September 30, 2002 were $6,426,000, an increase of 12% from $5,713,000 for the comparable period last year. For the nine month period ended September 30, 2002, selling, general and administrative expenses increased by 15% to $19,185,000 as compared to $16,639,000 in the same period of 2001. The increase in these periods mainly relate to higher employee incentive compensation charges due to improved operating performance by the Company in 2002 compared to 2001.

INTEREST EXPENSE.    Interest expense for the three month periods ended September 30, 2002 and 2001 was $2,737,000 and $2,543,000, respectively, representing an increase of 8% in 2002. The increase in interest expense was attributable to the short-term debt assumed in connection with the Brazilian acquisition. For the first nine months of 2002, interest expense decreased 13% to $7,492,000 as compared to $8,628,000 in the same period of 2001. The decrease for the nine month period is mainly due to lower interest rates and improved management of working capital that lowered average outstanding debt.

FEES ON SALES OF RECEIVABLES.    In 2000, the Company and certain of its subsidiaries entered into a Receivables Sale Facility with a special purpose subsidiary of the Company, and a financial institution and its affiliate. Under this facility, the Company and each of its subsidiaries sells receivables and other related assets to the special purpose subsidiary that, in turn, sells undivided interests therein to certain financial institutions and other entities. Fees incurred in connection with these transfers for the three and nine month periods ended September 30, 2002 were $460,000 and $1,312,000, respectively, compared to $720,000 and $2,847,000, respectively, in the same period of 2001. This decrease is mainly due to lower prevailing interest rates in 2002. (See NOTE B-RECEIVABLES SALE.)

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.    Earnings before the cumulative effect of accounting change increased to $2,493,000 for the three month period ended September 30, 2002, compared to net income of $155,000 for the same period in 2001. For the nine month period ended September 30, 2002, earnings before cumulative effect of an accounting change increased to $5,409,000 compared to $706,000 for the same period in 2001. The increase in these periods was primarily the result of the increased profit margins as discussed above, as well as the elimination of goodwill amortization in accordance with SFAS 142. (See Note G of Notes to Consolidated Financial Statements).

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

During the first nine months of 2002, market factors that adversely affected the Company’s results of operations and financial condition included:

•	continuing weak demand for its products and services at its aluminum facilities, principally due to the continuing downturn in U.S. industrial production;

•	customer plant shutdowns in the U.S. Pacific Northwest;

•	weak market conditions for its customers serving the can sheet and construction sectors;

•	lower profit margins experienced at its German facilities;

•	declines in recent periods in the U.S. aluminum recycling rate; and

•	continuing low prices for zinc.

For the remainder of 2002, the Company expects many of the prevailing industry conditions to persist. Continued weak domestic industrial production will negatively impact the Company’s results of operations.

The Company continues to concentrate its efforts to reduce its operational costs through its cost reduction programs. Other factors that have positively affected the Company’s costs in recent periods have included:

•	lower natural gas costs,

•	more effective use of commodities hedges and working capital management techniques,

•	increasing usage of the new North American Special Aluminum Alloy Contract trading on the London Metal Exchange (LME),

•	an internal central purchasing function,

•	further utilization of efficient fuel-burning technologies for its furnaces, and

•	continued reallocation of processing volumes among its facilities.

For the Company’s financial results to improve, processing volumes and metals prices will have to increase. The Company expects weaker margins in its specification alloys business for the fourth quarter of 2002 due to price declines and slackening demand from automotive producers. For these reasons, coupled with the automotive industry’s traditional holiday shutdown of its production facilities, the higher levels of processing volumes and sales at the Company’s specification alloys facilities experienced in the second and third quarters of 2002 should not be expected to continue for the fourth quarter of 2002. Overall, the Company’s fourth quarter 2002 net earnings and earnings per share are expected to be below the levels of net earnings and earnings per share recorded for the second and third quarters of 2002.

The percentage of total metal tolled by the Company relative to its total metal sales has continued to decline. Continuing deterioration in the U.S. national recycling rate and slower demand for the Company’s aluminum recycling services may cause the Company’s percentage of tolling activities relative to total volumes to continue to decline in subsequent periods. If this trend continues, the Company will be exposed to increased working capital requirements that are required for proportionately increased levels of product sales, and may experience more volatility in earnings and cash flows since the Company will have additional commodity risk through its ownership of the metal units to be sold.

The Company plans to continue to seek growth opportunities in Europe and in Latin America. The Company has recently completed construction of a new processing plant at its 85%-owned joint venture facility in Monterey, Mexico and is processing aluminum dross and scrap under a new long-term recycling contract with a major producer of automobile engine components. In June 2002, the Company acquired an aluminum recycling plant in Brazil. Construction of a new facility in the United Kingdom has been delayed until 2003. The Company is presently unsure of the timing of the actual redemption of VAW-IMCO’s joint venture interest previously announced.

Until U.S. industrial demand increases, the Company’s overall domestic operations should be expected to remain at low levels of profitability. Assuming that (i) the U.S. economy recovers in 2003, (ii) the Company can continue its international expansion program as planned, and (iii) the cost savings experienced in 2001 and 2002 continue to be realized, overall Company profitability should improve in 2003. If the economy further weakens, the Company’s results of operations and financial condition would be adversely affected. Unexpected defaults and insolvencies involving its suppliers and customers, which occurred in 2001 and 2002, could further diminish the Company’s prospects.

The Company is currently constrained by the terms of the facilities for its sources of capital with regards to expansion and acquisition opportunities. Both its revolving credit and receivables sales facilities expire by their terms in late 2003. See “– LIQUIDITY AND CAPITAL RESOURCES” below. Although management believes that alternative sources of capital funding are available, no assurances can be given that the terms of those facilities would be comparable to or as favorable to the Company as the terms of its existing facilities.

No assurances can be made that any of these anticipated results will actually be achieved, and if so, when they can be accomplished. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

VAW-IMCO

The Company is a 50% joint venture shareholder in VAW-IMCO, with VAW aluminium AG being the other 50% shareholder. See Note L – “VAW-IMCO” above. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium AG from its parent company. Under the terms of the joint venture agreement and VAW-IMCO’s organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause VAW-IMCO to redeem the shares held by the shareholder that experienced the change in control. The redemption price, which is to be paid in five equal annual installments (plus interest) from current funds and future cash flows of VAW-IMCO, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation.

On June 19, 2002, IMCO announced that it had begun the process through which it would seek to obtain 100% ownership of VAW-IMCO by exercising its right to elect to cause the joint venture to redeem VAW aluminium AG’s interest. The valuation process to determine the redemption price began in the summer of 2002, and valuation procedures continue to be performed by both parties as of the end of September 2002. Additional post-evaluation procedures may be undertaken by the parties and currently, the Company is presently unsure of the timing of the actual redemption. See “Special Factors and Outlook” above. Until the evaluation is finally concluded by the parties, the results of operations of VAW-IMCO will continue to be reflected in the Company’s financial statements under the equity method of accounting.

In 2001, VAW-IMCO reported total sales of $225,400,000 and a net income of $6,000,000. Upon conclusion of the valuation procedures and the effectiveness of the redemption, 100% of the results of operations and financial condition of VAW-IMCO, including all of its total sales and net income (and net losses), will be reflected in the Company’s consolidated financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.    Operations provided $29,842,000 of cash during the first nine months of 2002 , compared to a use of $6,479,000 in the same period in 2001. The difference in these totals is mostly attributable to changes in operating assets and liabilities. The changes in operating assets and liabilities resulted in a net cash provision of $6,577,000 for the nine months ended September 30, 2002 compared to a cash use of $29,361,000 for the same period in 2001. The change in operating assets and liabilities was primarily due to increases in accounts payable and accrued liabilities, which are considered sources of cash, compared to the same period of 2001. Accounts payable and accrued liabilities increased $21,862,000 for the first nine months of 2002 compared to a decrease of $24,699,000 in the same period of 2001; this increase was partially attributable to the higher revenues and volumes in the specialty alloys business.

Increases in inventories were $937,000 for the nine month period ended September 30, 2002 compared to a decrease of $15,670,000 for the comparable 2001 period. This increase is primarily due to a more favorable metal purchasing environment during the first nine months of 2002 to replenish raw materials in the specification alloys business. Accounts receivable, net of accounts receivable sold, increased $12,895,000 in the first nine months of 2002, compared to an increase of $22,023,000 in the same period of 2001. Increases in inventories and receivables are considered a use of cash. Earnings (before effect of accounting change) of $5,409,000 for the first nine months of 2002 compared to net income of $706,000 for the comparable 2001 period also increased the overall level of cash provided from operations.

CASH FLOWS FROM INVESTING ACTIVITIES.    During the nine month period ended September 30, 2002, net cash used by investing activities was $5,875,000, compared to $3,841,000 for the same period in 2001. The difference in these two periods is primarily due to the increase in payments for property, plant and equipment in 2002. The Company’s total payments for property, plant and equipment in the first nine months of 2002 increased to $9,232,000, as compared to $6,054,000 spent in the first nine months of 2001. The increase principally relates to the construction of a new building and installment of new recycling equipment at the Company’s joint venture facility in Monterrey, Mexico. These capital expenditures were funded by cash flows generated from operations. Capital expenditures for fiscal 2002 are currently expected to total approximately $15 million.

CASH FLOWS FROM FINANCING ACTIVITIES.    Net cash used by financing activities was $19,422,000 for the nine month period ended September 30, 2002, compared to cash provided of $10,586,000 for the same period of 2001. For the first nine months of 2002, the Company made net payments on its revolving credit facility of $18,500,000. In the first nine months of 2001, the Company received $15,600,000 in net proceeds from borrowings under its long-term revolving debt facility. At September 30, 2002, the Company had $92,000,000 in indebtedness outstanding under its long-term revolving credit facility and had approximately $64,559,000 available for borrowing. However, due to financial constraints contained in the debt covenants for this facility, the Company believes that only approximately $12 million is currently available for borrowing. In addition, at September 30, 2002, there were standby letters of credit outstanding with several banks totaling $3,441,000.

CREDIT AND RECEIVABLES SALE FACILITIES.    To fund its financing and working capital needs, the Company has in place a senior secured revolving credit facility and a receivables sale facility. Under the Receivables Sales Facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. The amount outstanding under the receivables sale facility at September 30, 2002 was $66,900,000. During the first nine months of 2002, the Company incurred fees on sales of its receivables in the aggregate amount of $1,312,000. This facility is scheduled to terminate in November 2003.

On October 31, 2002, the Company amended the terms of the Receivables Purchase Agreement. The Amendment No. 2 to Receivables Purchase Agreement reduced the Purchase Limit (the aggregate amount of receivables that can be sold) from $100,000,000 to $75,000,000.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The facility is currently scheduled to expire on December 31, 2003. It is the Company’s plan to extend the term of the Credit Agreement or replace this facility prior to its expiration.

On April 26, 2002, the Company amended the terms of the Credit Agreement. The Fourth Amendment to the Credit Agreement added new provisions to and modified existing provisions of the Credit Agreement to reclassify certain of the Company’s existing foreign subsidiaries and to permit other subsidiaries to be classified as “unrestricted subsidiaries.” The Company’s unrestricted subsidiaries will not be subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject under the Credit Agreement; however revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that certain cash distributions are received by the Company or its restricted subsidiaries).

The maximum amount which can be borrowed under the facility is $160,000,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings. The facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce outstanding debt under the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock will be prohibited until such time as the Company’s total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to expend up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement, and for so long as no default or event of default has occurred and is continuing or would result. Capital expenditures for the Company are limited to $15 million per year for maintenance and replacement of existing assets and for new assets deemed necessary for the health and safety of its employees or as required by law.

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

The Company believes that its cash on hand, the availability of funds under the revolving credit facility and its anticipated internally generated funds will be sufficient to fund its operational needs. However, the present terms of the Credit Agreement impose constraints on funding the Company’s growth plans for 2002 and 2003. In 2003, the terms of certain financial covenants under the Credit Agreement become more restrictive, and there can be no assurance that the Company can comply with these more stringent covenants. Management for the Company plans to seek additional or alternative sources of funds as a means to pay down and replace the indebtedness under the Credit Agreement and to accomplish the Company’s growth and capital spending plans. If these sources of funds are not available, or are not available on terms advantageous to the Company, then the Company may have to curtail its current growth and expansion plans until economic or credit market conditions improve.

Replacement of the existing credit facility may require the Company to incur higher interest costs than it currently pays, and may impose further restrictions on the Company’s ability to grow. However, while no assurances can be given at this time, management believes the Company will be successful in negotiating a replacement for its existing revolving credit facility.

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

Additionally, there is the possibility that expenditures could be required at the Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company’s results of operations in future periods.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the complaint and the case is in the discovery stages. In addition, a motion for summary disposition was filed in October 2002, raising legal and factual defenses to portions of the State’s claims. The Company believes it has meritorious defenses and plans a vigorous defense of the claims. While no assurances can be given, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operation.

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

On October 30, 2002, the Company was notified by its attorneys that it was expected to receive an unfavorable ruling with respect to a case it is litigating in state court in Missouri. The expected ruling may require the Company to pay or post approximately $3,500,000 in cash or security to satisfy a bond posted in connection with this case. The Company is currently involved in litigation with certain of its former insurance carriers and brokers with respect to the payment of these funds, and the Company believes that if it is required to pay these funds, it will recover all of the funds through that litigation.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” (as well as certain oral statements made from time to time by members of management on behalf of the Company) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, and are subject to the “Safe Harbor” provisions in that enacted legislation.

This information includes, without limitation, statements concerning

•
future profit margins, volumes, revenues, earnings, costs and expenses (including capital expenditures); future prices for metals; the future mix of business (product sales vs. tolling); future demand and industry conditions; future sources of capital; and future financial condition;

•
anticipated results of the Company’s cost reduction program; access to adequate future energy supplies at advantageous rates; anticipated cost savings from new and modified furnace designs and other technological improvements;

•
the Company’s ability to continue to grow its domestic and foreign business through expansion, acquisition or partnering opportunities; the expected effects of production shutdowns at Company or customer facilities;

•
future acquisitions or corporate combinations; projected technological advances; future long-term supply contracts with its customers; anticipated environmental control measures; the outcome of and liabilities resulting from any claims, investigations or proceedings against the Company or its subsidiaries; and potential effects caused by the Company’s metals brokerage activities.

When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words “anticipate,” “estimate,” “expect,” “may,” “project” and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that those expectations will prove to be correct. Important factors that could affect the Company’s actual results and cause actual results to differ materially from those results projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following:

•
fluctuations in demand from the automotive, construction and packaging markets, which are more subject to cyclical pressures; the mix of product sales business as opposed to tolling business; the retention of major customers and their financial condition; the collectibility of receivables;

•
the effects of additional capacity reductions or reductions in headcount; special charges resulting from cost reduction initiatives; future asset impairment charges; the ability of the Company in the future to successfully manage the effects of changes in prices for its metals purchases and finished product sales by use of derivative instruments;

•
competition for raw materials costs and pricing pressures from competitors; effects of future energy prices and related fuel costs; fluctuations in operating levels at the Company’s facilities; the inherent unpredictability of adversarial or administrative proceedings against the Company; the effects of future environmental and other governmental regulations; currency exchange rate fluctuations; strikes, work stoppages or labor shutdowns at Company or customer plants;

•
changing trends in the Company’s key markets and the price of and supply and demand for aluminum and zinc on world markets; the effects of shortages and oversupply of used aluminum beverage containers and can scrap at facilities; and future levels and timing of capital expenditures.

These statements are further qualified by the following:

*
The Company’s key transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company’s financial condition and results of operations.

*
Any estimates of operating rates at the Company’s plants are based on current expectations by management of future levels of volumes and prices for the Company’s services or metals, and are subject to fluctuations in customer demand for the Company’s services and prevailing conditions in the metal markets, as well as certain components of the Company’s costs of operations, including energy and labor costs. Certain of the factors affecting revenues and costs are to some degree outside of the control of the Company, including energy commodities prices, weather conditions, and general economic and financial market conditions; work stoppages, maintenance programs and other production shutdowns at customer facilities; and governmental regulation and factors involved in administrative and other proceedings.

*
The future mix of product sales vs. tolling business is dependent on customers’ needs and overall demand, world and U.S. market conditions prevailing in the respective metal markets, and the operating levels at the Company’s various facilities at the relevant time. Fluctuations in the costs of fuels, raw materials and labor can materially affect the Company’s financial position and results of operations from period to period.

*
If the U.S. aluminum recycling rate experienced in recent periods does not improve, the Company’s aluminum recycling business will continue to be adversely affected. This would in turn likely decrease the percentage of the Company’s processing volumes that are tolled, as opposed to purchase/sale business volumes, and may result in more volatility in the Company’s results of operations from period to period.

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

*
The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company’s key markets. Unanticipated actions or developments by or affecting the Company’s competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company’s financial position and results of operations. The market for zinc processing is cyclical.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding market risk and the Company’s derivative instruments during the first nine months of 2002. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).

ITEM 4.    CONTROLS AND PROCEDURES.

Within the 90-day period prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to any significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities.

On October 16, 2002, the Company awarded Don V. Ingram, Chairman of the Board, President and Chief Executive Officer of the Company, 200,000 shares of restricted common stock of the Company. The shares of restricted stock awarded cannot be transferred or pledged and are subject to forfeiture if Mr. Ingram’s employment with the Company terminates under certain circumstances before the restriction period for the awards expires. The restrictions on the shares do not lapse until the earlier of October 16, 2009, upon his death, disability, termination “without cause,” or resignation for “good reason,” or upon a “change in control” of the Company (as those terms are defined under his Employment Agreement). The terms of the award do not provide for partial vesting of the restricted shares over time. In addition, Mr. Ingram’s October 2000 restricted stock award agreement was amended and restated to reflect similar terms as those governing his October 2002 restricted stock award.

Dividends do not accrue and are not paid on these shares subject to these awards unless and until they are vested. Additionally, upon a change of control, all unexercised Company stock options owned by Mr. Ingram will no longer automatically terminate, as previously provided under his restricted stock award agreement.

The restricted stock award was granted under an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of that Act in reliance upon the fact that the recipient is an accredited investor and is acquiring the shares for investment purposes only, without a view to distribution.

During the third quarter of 2002, the Company made no unregistered sales of its equity securities.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein and filed herewith:

10.1	Amendment No. 1 to Employment Agreement for Don V. Ingram dated December 18, 2001.
10.2	2002 Restricted Stock Award Agreement between IMCO Recycling Inc. and Don V. Ingram dated October 16, 2002.
10.3	Amended and Restated 2000 Restricted Stock Award Agreement between IMCO Recycling Inc. and Don V. Ingram dated October 16, 2002.
10.4	Amendment No. 2 to the Receivables Purchase Agreement.
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO RECYCLING INC. (Registrant)

Date: November 13, 2002	By:	/s/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Don V. Ingram, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of IMCO Recycling Inc.;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DON V. INGRAM
Don V. Ingram Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Paul V. Dufour, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of IMCO Recycling Inc.;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ PAUL V. DUFOUR
Paul V. Dufour Chief Financial Officer