Form 10-K
period 2002-12-31
IMCO RECYCLING INC
filed 2003-03-25
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7170

IMCO Recycling Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2008280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 North O’Connor Blvd., Suite 1500

Central Tower at Williams Square

Irving, Texas 75039

(Address of principal executive offices)

(972) 401-7200

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.10 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  X No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

        As of June 28, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $124,331,330.

        Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 1, 2003.

Common Stock, $0.10 par value:  14,501,079 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s definitive proxy statement relating to its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS” for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance, and assumptions underlying those statements. These forward-looking statements may be identified by words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions. The Company’s expectations, beliefs and projections are expressed in good faith and the Company believes it has a reasonable basis to make these statements, through management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved.

ITEM 1. BUSINESS

GENERAL

IMCO Recycling Inc. recycles aluminum and zinc. Except where the context otherwise requires, the term “Company” used in this Form 10-K means IMCO Recycling Inc. and its majority-owned subsidiaries. The Company is the largest aluminum recycler in the United States and believes that it is the largest aluminum recycler in the world. The Company’s processing of aluminum includes:

•	new scrap generated from manufacturing processes that include turnings from production of auto wheels, engine blocks and heads and manufacturing scrap from production of can stock, extrusions and building products,
•	old scrap such as used beverage cans (UBCs), vehicle and building components and all other types of industrial and consumer scrap, and
•	dross (a by-product of the melting process from rolling mill cast houses, foundries and primary aluminum smelters).

The Company converts scrap and dross into molten metal in furnaces at facilities owned or operated by it. While the aluminum is in molten form, the Company may blend in other metals to provide specific desirable qualities such as increased strength, formability and wear resistance. The Company then delivers the processed aluminum to customers in molten form or ingots.

The Company is also one of the world’s largest zinc recyclers. Its U.S. Zinc Corporation subsidiary uses furnaces to convert zinc scrap and dross into various value-added zinc products, such as zinc oxides, zinc dust and metal.

Most of the Company’s processing capacity is utilized to recycle customer-owned materials, for which the Company charges a fee (a service called “tolling”). During 2002, approximately 59% of the Company’s total pounds of metal melted involved tolling. The balance of the Company’s business involves the purchase of scrap and dross for processing and recycling by the Company for subsequent resale (“product sales” business).

The Company’s aluminum business has benefited from the trend to include recycled materials in finished products and the increasing utilization of aluminum in automotive components. Similar trends have been experienced in recent years in domestic zinc recycling. Additionally, the use of recycled aluminum in manufacturing operations in Europe and Latin America is increasing.

Over the past decade, production of primary metal, aluminum recycling and imports have each accounted for roughly one-third of the total U.S. aluminum supply. Shipments to the transportation sector have risen in recent years because of the greater use of aluminum in vehicles. This sector continues to be the largest and fastest-growing market for aluminum. In 2001, the last year for which statistics are available, the transportation sector consumed approximately 37 percent of total U.S. aluminum supply, while containers and packaging, mainly the production of beverage cans, utilized some 23 percent of annual shipments; building and construction accounted for 15 percent. Exports, consumer durables, electrical and machinery and equipment are other important markets.

The Company’s aluminum customers include some of the world’s major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the aluminum metal processed by the Company is used to produce products for the transportation, packaging and construction industries. Due to the increasing use of aluminum in automotive components, much of the Company’s recent growth has been directed toward serving the transportation sector. The Company’s principal aluminum customers include General Motors Corporation (GM), Alcoa Inc., (Alcoa), Ford Motor Company (Ford), Commonwealth Aluminum Corporation (Commonwealth), Alcan Inc., (Alcan), ARCO Aluminum Inc., BMW Group, Contech (a unit of SPX Corporation) and Daimler Chrysler Corporation.

The Company’s zinc customers include some of the world’s major tire and rubber producers and galvanizers, steel companies and other processors, including Michelin Tire, The Sherwin-Williams Company, (Sherwin-Williams), Aztec Manufacturing Company, Goodyear Tire & Rubber Co. and Dow AgroSciences LLC.

INTERNET ADDRESS AND SEC FILINGS

The Company’s Internet website address is http://www2.imcorecycling.com. The Company makes available on its Internet website for no charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

GROWTH OF BUSINESS

General. Since its formation in 1988, the Company has increased its number of facilities and capacity through acquisitions, construction of new facilities and expansion of existing facilities. Implementation of this growth strategy was accelerated during the mid-1990s.

The following table shows the Company’s growth since 1993:

Date	Total number of US facilities owned and operated	Total number of foreign facilities owned and operated	Total annual processing/ melting capacity – aluminum	Total annual processing/ melting capacity – zinc and other metals
January 1993	5	- 0 -	735 million pounds	50 million pounds
December 2002	21	5*	3.1 billion pounds **	300 million pounds

* Includes the Company’s facilities in Swansea, Wales, Monterrey, Mexico and Pindamonhangaba, Brazil, as well as two facilities in Germany.

** Does not include 600 million pounds at two facilities located in Germany (VAW-IMCO).

Recent International Developments. During 2002, the Company’s growth was principally focused on its international operations:

•	In May 2002, the Company acquired, through its wholly-owned subsidiary IMCO Brazil Holding Ltda., all of the capital stock of Recipar Reciclagem de Materiais Indústria e Comércio Ltda. (“Recipar”). This facility has a rated annual production capacity of 100 million pounds of aluminum.
•	In October 2002, construction was completed and operations began at the Company’s new joint venture production facility in Monterrey, Mexico. The Company owns an 85% interest in this facility, which recycles aluminum dross and scrap under a long-term contract with a major producer of auto engine components.
•	Since 1996, the Company has also owned a 50% joint venture interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guß und Recycling GmbH (VAW-IMCO). VAW-IMCO owns two facilities that together have an annual melting capacity of 600 million pounds. During 2002, the Company exercised an option to cause this joint venture to redeem the shares owned by its 50% joint venture partner, Hydro Aluminium Deutschland GmbH. In March 2003, the Company and Hydro Aluminium Deutschland completed their evaluation procedures and negotiations, resulting in a redemption price of €30,407,500 (approximately US $32,300,000 based on prevailing exchange rates), payable in euros in five annual installments. Hydro Aluminium Deutschland will continue to have certain shareholder rights, including limited voting and economic rights, until the redemption price is fully paid. Voting control of VAW-IMCO is thus currently effectively vested in the Company, and as a result, effective March 1, 2003, the results of operations and financial condition of VAW-IMCO will be consolidated with those of the Company’s and reflected within the consolidated financial statements of the Company. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - VAW IMCO.”

CERTAIN FACTORS

For descriptions of certain factors affecting the Company, including commitments and contingencies which subject the Company to certain continuing risks, we refer you to the following sections of this Form 10-K:

•	“Environmental Matters” below in this Item 1,
•	Item 3 – “Legal Proceedings,
•	Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and
•	Note L – “Operations” of the Notes to Consolidated Financial Statements

SEGMENT REPORTING

The Company has two business segments that meet the reporting requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See NOTE M—“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements. The aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake activities. The zinc segment represents all of the Company’s zinc melting, processing and brokering activities.

PRODUCTS AND SERVICES

Aluminum. The Company recycles new and old scrap aluminum and delivers the recycled metal to customers as molten aluminum or ingots. The Company’s U.S. customers include most of the major aluminum producers and aluminum diecasters, extruders, automotive companies and other processors of aluminum products. In Europe, the Company supplies recycled aluminum to major aluminum producers and automotive companies.

The Company manufactures specification aluminum alloy products at four dedicated U.S. facilities for automotive equipment manufacturers and their suppliers. In addition, two other plants manufacture a variety of aluminum products that are ultimately used as metallurgical additions in the steel making process, such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. The major force behind increased demand for recycled aluminum in recent years has been aluminum’s increasing use in auto and truck components, including body structures.

Zinc. Zinc is used in diecastings, in brass-making as an alloying metal with copper and in chemical compounds to produce rubber, ceramics, paints and fertilizer. However, its most unique quality is its natural ability to metallurgically bond with iron and steel and protect these metals from corrosion. The Company manufactures three value-added zinc products: zinc oxide, zinc dust and zinc metal:

•	Zinc oxide is used predominantly in the tire and rubber industries and by the specialty chemical, motor oil and ceramics industries.
•	Zinc dust includes extra low lead dust, which is used in the industrial paint industry, and regular dust, which is used in paints, specialty chemical and mining applications.
•	Zinc metal recovered by the Company is used to galvanize steel, and by-products (fines) generated in the zinc metal recycling process serve the zinc sulfate industry as fertilizer additives.

Foreign Expansion. The Company continues to evaluate expansion opportunities in foreign countries where market conditions warrant. The Company anticipates further capacity expansion at its facilities in Germany and plans to enter into another long-term contract in the United Kingdom. General political and economic conditions in foreign countries may affect the business prospects and results of operations of the Company. Foreign operations are generally subject to risks, including foreign currency exchange rate fluctuations, environmental regulations, changes in the methods and amounts of taxation, foreign exchange controls and government restrictions on the repatriation of hard currency.

SALES AND LONG-TERM AGREEMENTS

Aluminum-General. The Company’s principal aluminum customers use recycled aluminum to produce can sheet, building, automotive and other aluminum products. GM accounted for approximately 11% of the Company’s consolidated revenues during fiscal 2002. No other customer accounted for more than 10% of revenues in either 2001 or 2000.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, the Company historically has maintained no significant backlog of orders.

Aluminum-Long-Term Arrangements. The Company has long-term arrangements for its recycling services with Alcoa, Alcan, Commonwealth, GM, Aluminum Norf GmbH, Tomra Latasa, PBR Automotive, and Nemak, S.A. The remaining terms of these arrangements as of December 31, 2002 ranged from 1 year to 9 years, although many of the arrangements provided for extensions. Amounts melted under multi-year arrangements represented approximately 33% of the Company’s total aluminum volume for 2002. Many of the agreements for these arrangements contain cost escalation and cross-indemnity provisions, including provisions obligating the Company to indemnify the customer for certain environmental liabilities that the customer may incur. See NOTE L—“OPERATIONS” of Notes to Consolidated Financial Statements.

The Company plans to seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities and dedicated arrangements with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular Company facility. In such cases, the loss of such a customer, or the reduction of that customer’s business level, could have a material adverse effect on the Company’s financial condition and results of operation, and any timely replacement of volumes could prove difficult.

Zinc. Most of the Company’s zinc products are sold directly to end-users. No single zinc customer accounted for more than 10% of the Company’s consolidated revenues in 2002. Most of the Company’s agreements with zinc customers are for a term of one year or less. The Company historically has maintained no significant backlog of orders for zinc products.

General. The primary metals industry and the metals recycling industry are subject to cyclical fluctuations, depending upon the level of demand in metal consuming industries. Reduced industrial demand and declines in U.S. production have adversely affected the Company’s results of operations since 2000. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company sells to both domestic and international customers. Sales to customers in foreign locations accounted for approximately 9%, 11% and 15% of consolidated revenues in 2002, 2001 and 2000 respectively. Aluminum shipments to customers located in Canada accounted for approximately 7%, 8% and 8% of consolidated revenues in 2002, 2001 and 2000, respectively. See NOTE M—“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements.

THE RECYCLING/MANUFACTURING PROCESS

Aluminum. The Company uses two types of furnace technology: rotary and reverberatory. Rotary (or barrel-like) furnaces are able to pour a batch of melted aluminum recovered from old scrap and then immediately switch to other types of material, and afterwards, switch back again. Reverberatory furnaces are stationary and use both radiation and convection heating to melt the material being processed. Each of these furnace technologies has advantages over the other, depending on the type of material processed.

The recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Some of the Company’s plants deliver molten aluminum in crucibles directly to their customers’ manufacturing facilities. As of December 31, 2002, the Company had the capacity to provide approximately 80% of its domestic processed aluminum in molten form. The molten aluminum is poured from the crucible into the customer’s furnace, saving the customer the time and expense of remelting aluminum ingots. The Company normally charges an additional fee for transportation and handling of molten aluminum.

Alloying. At the Company’s metal alloying facilities in Coldwater, Michigan, Saginaw, Michigan and Shelbyville, Tennessee, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to its customers. These alloying facilities generate dross, which is then recycled at one of the Company’s other aluminum recycling facilities.

By-products. A by-product of processing aluminum materials in reverbatory furnaces is aluminum dross, which is sent to the Company’s rotary furnaces for processing. The recycling process from the Company’s rotary furnaces produces a by-product called “salt cake,” which is formed from the contaminants and coatings on aluminum scrap and dross, and the salts added during the aluminum recycling process. Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials.

After recovery of some metallic aluminum through a materials separation process, the Company disposes of its salt cake and certain airborne contaminants (or baghouse dust) in landfills that are used exclusively by the Company or that are permitted specifically to handle the types of waste materials generated by the Company. Salt cake is not listed as a “hazardous waste” under the Resource Conservation and Recovery Act of 1976 (“RCRA”) or as a “hazardous substance” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). The Company owns and operates a lined landfill at its Morgantown, Kentucky facility. Its design exceeds current requirements for salt cake disposal and meets RCRA Subchapter “C” hazardous waste standards.

The Company also owns and operates a facility adjacent to its Morgantown, Kentucky plant to further process salt cake through the use of a materials separation process, and then extract additional aluminum that is left after the melting process. The facility’s process involves crushing the salt cake and separating metallic aluminum out of the salt cake. The residual non-metallic product is then landfilled in the Company’s Morgantown, Kentucky landfill.

Certain of the Company’s other facilities also process salt cake and other by-products from the aluminum recycling process into aluminum concentrates, aluminum oxide and salt brine.

Zinc.

Zinc oxide is produced by melting top dross, a low iron-content zinc by-product of continuous galvanizing, and re-melt die cast, a high zinc-content alloy, in a sweat or premelt furnace.

Zinc dust with extra low lead content is preferred by the domestic industrial paint industry. It is produced by converting primary zinc into a molten form using an electro-thermal furnace. Regular zinc dust is produced by processing bottom dross, an iron-bearing zinc residue created during the galvanizing process, and re-melt die cast in a pot or ladle.

Zinc metal is produced by placing pieces of oxidized zinc-bearing metals into a ball mill where the Company separates out the oxidic zinc. The zinc oxide is then sold as fertilizer additives. After the ball mill process, the metallic zinc-bearing material is melted, refined, poured into molds and shipped to galvanizers.

The recycling process at the Company’s Coldwater, Michigan zinc plant involves melting continuous galvanizers’ top dross in an electric induction furnace which is then transferred to a reactor which removes the impurities (iron and zinc oxide, which are sold as by-products). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots, which are either sold or returned to the customer.

OPERATIONS

Aluminum. In its aluminum tolling operations, the Company accepts new and old scrap owned by its customers and processes this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have often desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by the Company. In addition, tolling limits the Company’s exposure to the risk of fluctuating metal prices since the Company does not own the material processed. For the year ended December 31, 2002, approximately 65% of the Company’s total pounds of aluminum processed involved tolling. Compared to product sales transactions, tolling decreases the Company’s exposure to the risk of fluctuating metal prices and working capital requirements. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company also enters into metal brokerage transactions under which the Company buys metal from primary and other producers and then sells the metal to end-users. These transactions involve buying and selling metal without processing it. Additionally, in order to facilitate acquiring metal for its production process, the Company occasionally enters into “swap” transactions whereby the Company agrees to exchange its recycled finished goods for scrap raw materials.

When purchasing metals in the open market for its product sales business, the Company attempts to reduce the risk of fluctuating metal prices by hedging anticipated sales of aluminum and zinc and by avoiding large inventories, except to the extent judged necessary to allow its plants to operate without interruption. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Zinc. The Company’s zinc operations primarily consist of product sales business. The Company’s product sales from its zinc operations represent approximately 97% of its total zinc production; the remainder is from tolling transactions.

General. The Company believes that its production network of processing plants has been a positive factor in achieving higher overall facility operating rates. Many of the Company’s facilities are located strategically close to its major customers’ production facilities. The Company’s network of facilities in the U.S. also enables it to better allocate processing work among its facilities, thereby maximizing utilization of available capacity. To achieve reductions in energy consumption and increases in productivity, the Company began in 2000 to retrofit its older rotary furnaces with new natural gas burner technology. This initiative was substantially completed in early 2002.

Throughout 2002, the Company continued to provisionally suspend operations at its Wendover, Utah aluminum facility due to adverse market conditions. The Company intends to keep the Wendover plant idle during 2003 or until market conditions improve.

COMPETITION

General. The aluminum and zinc recycling industries are fragmented and highly competitive. The Company believes that its position as the largest U.S. recycler of secondary aluminum and zinc is a positive competitive factor.

The international recycling business is also fragmented and very competitive. However, the Company believes it will be able to compete effectively in certain international areas because of its furnace and processing technology. The Company intends to expand internationally only when it has long-term commitments from customers. The expansions into Brazil and Mexico are examples of this strategy.

Aluminum. The principal factors of competition in the aluminum segment are price, recovery rates, environmental and safety regulatory compliance, and types of services (for example, the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which the Company can compete effectively.

The major aluminum producers, some of which are the Company’s largest customers, have generally discontinued processing dross, instead focusing their resources on other aspects of aluminum production. Both new and old scrap is processed by the secondary recycling industry and major producers. In times of lower demand, the major producers process a greater portion of the available old scrap. The Company competes both with other secondary recyclers and their customers when purchasing and processing scrap for product sales business.

The amount of the Company’s aluminum tolling business can vary depending upon the extent that the major aluminum producers’ internally process their own scrap. The aluminum producers generally vary their rate of internal recycling depending upon furnace availability, inventory levels, the price of aluminum and their own internal demand for metal. The major aluminum producers are larger and have greater financial resources than the Company. One of these major producers did expand its recycling operations during 2002, which in turn reduced demand for certain of the Company’s services. Declines in can stock demand for major producers during 2002 also adversely affected the Company’s tolling business.

Zinc. The principal factors of competition in the zinc segment are price, customer service and delivery schedules. Competition is regionally focused due to high freight costs.

For zinc oxide, the Company’s major competitors are Zinc Corporation of America, a subsidiary of Horsehead Industries, Inc. and Zochem, a subsidiary of Hudson Bay Mining & Smelting, Ltd. For zinc dust, the Company’s major competitors are Purity Zinc Metals Company, Ltd. and Meadowbrook Company, a subsidiary of T.L. Diamond Company, Inc. For zinc metal, the Company considers both primary and secondary zinc producers to be competitors.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Aluminum. The lower level of manufacturing activity in the U.S. during the past three years has had a negative impact on the Company’s operations. Certain Company facilities have operated at reduced levels because of a lack of raw materials available for processing. In the case of product sales business, the primary sources of aluminum for recycling and alloying are both major aluminum producers and metal traders. Many of the Company’s aluminum suppliers are also customers of the Company.

Zinc. A significant portion of the Company’s zinc products is produced from secondary materials provided by the galvanizing and scrap metals industries. These industries, like aluminum, have operated at lower levels during the past three years, reducing the availability of profitable processing opportunities. The Company also purchases primary zinc to produce high-grade zinc and for metals brokerage purposes.

The Company purchases its zinc raw materials from numerous suppliers. Many of the “hot dip” galvanizers, which supply the Company with approximately 45% of its aggregate zinc raw materials, are also customers of the Company. The Company’s zinc brokerage unit also procures raw materials for use in the Company’s zinc manufacturing operations. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

General. The Company’s operations are fueled by natural gas, which represents the second largest component of its operating costs. In an effort to acquire the most favorable natural gas costs, the Company has secured some of its natural gas at fixed price commitments. The Company purchases the majority of its natural gas on a spot-market basis. Most of the Company’s long-term metals supply arrangements with its customers contain provisions to reflect fluctuations in natural gas prices. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” The Company believes it will continue to have access to adequate energy supplies to meet its needs for the foreseeable future.

SEASONALITY

Aluminum. UBC collections have historically been highest in the summer months and lowest in the winter months. The automotive industry has historically experienced a decline in molten metal deliveries during periods when its production facilities cease production to perform new model changeovers and during the holidays in December.

Zinc. Historically, demand for the Company’s zinc products used by paint manufacturers and those used in fertilizers has been somewhat higher in the summer months.

TRANSPORTATION

The Company receives incoming metal by rail and truck. Most of the Company’s plants own their own rail siding or have access to rail lines nearby. The Company owns and leases various trucks and trailers to support its business. Customarily, the transportation costs of scrap materials to be tolled are paid by the Company’s customers, while the transportation costs of metal purchased and sold by the Company may be paid by either customers or the Company. The Company contracts with third-party transportation firms for hauling some of its solid waste for disposal.

EMPLOYEES

As of December 31, 2002, the Company had 1,627 employees, consisting of 421 employees engaged in administrative and supervisory activities and 1,206 employees engaged in production and maintenance. Labor relations with employees have been satisfactory. A few of the Company’s production facilities are represented by collective bargaining groups:

FACILITY	REPRESENTATIVE	CONTRACT EXPIRES
Rockwood, TN	United Steelworkers of America	September 2003
Hillsboro, IL	Laborer’s International Union of North America	August 2003
Saginaw, MI	United Auto Workers	September 2005
Uhrichsville, OH	United Mine Workers of America	January 2005

ENVIRONMENTAL MATTERS

General. The Company’s operations are subject to environmental laws, regulations and ordinances in the plants’ locales of operations. While the Company believes that current environmental control measures at its facilities comply in all material respects with current legal requirements, additional measures at some of the Company’s facilities may be required. See ITEM 3. “LEGAL PROCEEDINGS.”

The Company’s operations generate certain discharges and emissions, including in some cases off-site dust and odors, which are subject to the Federal Clean Air Act and other environmental laws. From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. The Company may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, the Company’s facilities, may have resulted in soil or groundwater contamination. See ITEM 3. “LEGAL PROCEEDINGS” and ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Due to relatively high costs and limited coverage, the Company does not carry environmental impairment liability insurance. The Company made capital expenditures for environmental control facilities of $2,021,000 in 2002, most of which was related to air pollution control equipment for its Loudon, Tennessee, Morgantown, Kentucky, and Uhrichsville, Ohio facilities. Environmental expenditures for 2003 and 2004, which primarily relate to the Company’s landfills and air pollution control equipment, are currently estimated to be approximately $3,200,000 and $4,700,000, respectively.

Aluminum. The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at the Company’s permitted disposal sites at two of its facilities. If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, the Company would have to modify its handling and disposal practices. The Company might then also have to obtain a RCRA Subchapter “C” permit for its Morgantown, Kentucky landfill, obtain other permits (including transportation permits), and landfill additional amounts of salt cake with third parties not under the Company’s direct control.

Based on current annual processing volumes, planned utilization rates and remaining landfill capacity, the estimated remaining life of the Company’s landfill at its Sapulpa, Oklahoma plant is four years. The

Company estimates that phase two of its Morgantown, Kentucky landfill cell has a remaining useful life of approximately one year. Remaining landfill life at Morgantown is estimated by using independent aerial photography and engineering calculations based on that photography. When the current Morgantown landfill was originally permitted, it was anticipated that there would be three phases to this landfill site. The Company is currently operating in the second phase. A planned expansion at this landfill in 2004 (the third phase) is anticipated to provide an additional six years of useful life.

Landfill closure costs for Company-owned landfills are currently estimated to be approximately $8,500,000. The current balance of landfill closure accrued costs is $3,100,000. This amount is included in the balance sheet classification “other long-term liabilities.” The Company is currently providing for this expenditure by accruing, on a current basis, these estimated costs as the landfills are used. In addition, the Company is reviewing the recently issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which will change the method of accounting for landfill closure costs.

Zinc. Several of the zinc manufacturing processes create various by-products which are either sold to downstream processors or re-used internally. There are virtually no by-products requiring disposal.

ITEM 2. PROPERTIES

RECYCLING AND PROCESSING FACILITIES

The Company’s principal aluminum segment facilities are located in:

Sapulpa, Oklahoma	Wendover, Utah
Rockwood, Tennessee	Elyria, Ohio
Morgantown, Kentucky	Rock Creek, Ohio
Uhrichsville, Ohio	Coldwater, Michigan – (2)
Loudon, Tennessee	Swansea, Wales UK
Chicago Heights, Illinois	Shelbyville, Tennessee
Post Falls, Idaho	Saginaw, Michigan
Goodyear, Arizona	Monterrey, Mexico
Pindamonhangaba, Brazil	Grevenbroich, Germany
Töging, Germany

These facilities recycle aluminum, manufacture specification aluminum alloy products and manufacture aluminum products used in steelmaking.

The Company’s zinc segment facilities are located in:

Houston, Texas – (2)	Hillsboro, Illinois
Millington, Tennessee	Clarksville, Tennessee
Coldwater, Michigan	Spokane, Washington

In addition, the Company’s former joint venture in Germany operates two aluminum recycling and foundry alloy plants. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—VAW-IMCO.”

The average operating rates for all of the Company’s wholly-owned facilities for 2002, 2001 and 2000 were 74%, 81% and 89%, respectively, of stated capacity. During 2002, the Company temporarily suspended operations at its Wendover, UT facilities and currently anticipates that this facility will remain idle during 2003 due to poor market conditions.

The Company believes that its facilities are suitable and adequate for its operations. Substantially all of the Company’s U.S. plants are mortgaged to secure senior indebtedness of the Company. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Under a long-term supply agreement, Commonwealth has an option to purchase the Company’s Uhrichsville, Ohio facility, first exercisable in 2008. However, in the event of a “change of control” of the Company (as defined in the supply agreement), the exercise date of this option would be accelerated to the date of the “change of control” event. The exercise price is based on varying multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) for the facility (five times EBITDA in the case of a non-change of control event exercise). In addition, the Company granted Commonwealth a right of first refusal in the event the Company desires to sell the facility in a non-change of control situation. In the event of a change of control of Commonwealth, then Commonwealth’s option and right of first refusal would automatically terminate.

The potential purchase price for Commonwealth’s exercise of these rights may be above or below the fair value of the Uhrichsville plant. Should Commonwealth exercise these rights, there can be no assurance that the production or earnings attributable to the Uhrichsville facility could be replaced, and the Company’s cash flows and net earnings could be adversely affected.

In addition, under its long-term supply agreement with the Company, GM has an option to acquire the Company’s Saginaw, Michigan facility, which is exercisable under certain conditions beginning in 2006. If the Company’s supply agreement with GM were terminated, GM would have to pay the Company an amount which approximates the carrying value of the plant at the time of termination, and GM would have an option to take ownership of the Saginaw facility.

SOLID WASTE DISPOSAL

All of the waste generated from the Company’s salt cake processing facility at its Morgantown site is deposited in a landfill adjacent to this facility. Management anticipates that this landfill, assuming it is expanded as scheduled, will serve the Company’s landfilling needs for the majority of the salt cake generated by facilities owned by the Company in the Eastern United States for the next 7 years, based on current utilization. The Company also owns a landfill at its Sapulpa, Oklahoma plant, which is estimated to have four years of useful life remaining based on planned utilization. The Goodyear, Arizona facility recycles its own salt cake and sells the by-products to third parties. See ITEM 1. “BUSINESS—ENVIRONMENTAL MATTERS.”

ADMINISTRATIVE

In Irving, Texas, the Company leases approximately 40,000 square feet of office space for its principal executive, financial and management functions. This lease expires in June 2007.

In Houston, Texas, the Company owns approximately 30,000 square feet of office space for financial and management functions for its zinc operations. The Company also has three zinc brokerage and sales offices that it leases, located in California, Texas, and Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the complaint and is in the discovery stage of the process. A motion for summary disposition has been filed raising legal and factual defenses to portions of the State’s complaint. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. At this time, the Company is not able to determine the amount of damages, if any, it may incur.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation (“NOV”) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company’s Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency. The Company believes that the federal action mirrors the State action. Therefore, resolution of the federal action depends upon the ultimate resolution of the State’s case.

The Company was a defendant in a personal injury case in state court in Missouri. In August 2001, the trial court entered a final judgment against the Company for $4,000,000. On January 10, 2003, the Company posted a security bond of approximately $4,223,000. The Company is also currently involved in litigation with certain of its former insurance carriers and brokers with regards to the ultimate liability in this matter, and management currently believes that the Company will be reimbursed (subject to deductible limitations) for its losses as to this matter.

The Company is also a party from time to time to what it believes is routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are listed below, together with brief accounts of their experience and certain other information. Executive officers are appointed by the Board of Directors.

Name	Age	Position
Don V. Ingram	67	Chairman of the Board, Chief Executive Officer and President
Richard L. Kerr	60	Executive Vice President; President, Aluminum Operations
Paul V. Dufour	63	Executive Vice President, Chief Financial Officer and Secretary
W. Lane Pennington	47	Executive Vice President; President, International
J. Tomas Barrett	49	Senior Vice President, Assistant Chief Financial Officer
Robert R. Holian	50	Senior Vice President, Controller and Chief Accounting Officer
James B. Walburg	49	Senior Vice President, Finance and Administration and Treasurer
Barry K. Hamilton	50	Senior Vice President and President, U.S. Zinc Corporation

Don V. Ingram has served as a director of the Company since 1988 and as Chairman of the Board since 1994. He was elected Chief Executive Officer of the Company in February 1997 and assumed the role of President in May 2000. Mr. Ingram played a major role in the formation of the Company in 1986.

Richard L. Kerr joined International Metal Co., a predecessor of the Company, in April 1984. He was named Chief Operating Officer of the Company in 1991. In 1994, he became President of the Company’s Metals Division. In 1997 he became President of the Company, and in May 2000, he assumed the role of

Executive Vice President and President of the Specialty Alloys Division; in March 2001, he was named Executive Vice President and President, Aluminum Operations.

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

J. Tomas Barrett has served as Senior Vice President and Assistant Chief Financial Officer since September 2002. Previously, Mr. Barrett served as President and Chief Financial Officer of Chemical Lime Company, a subsidiary of Lhoist Group, the largest lime and dolime company in the world, from 1997 through 2001. Prior to then, he served as General Manager of Neste Trifinery, an asphalt producer in Texas, and was President of Cemex U.S.A. (the U.S. operations of CEMEX, S.A. de C.V., a leading global producer of cement and ready-mix products).

Robert R. Holian has served as Senior Vice President and Chief Accounting Officer since 1999. He joined the Company in 1990 and was named Controller in 1992. He was promoted to Vice President and Controller in 1994.

James B. Walburg has served as Senior Vice President, Finance and Administration of the Company since September 1999. He joined the Company as Vice President and Treasurer in 1994.

Barry K. Hamilton was appointed Senior Vice President and President of the Company’s U.S. Zinc Corporation subsidiary in January 2002. Previously, Mr. Hamilton served as President of Midwest Zinc Corporation, a subsidiary of U.S. Zinc, from 1997 to 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company’s Common Stock, as reported on the New York Stock Exchange composite tape from January 1, 2001 through December 31, 2002. No dividends were declared or paid for those periods.

	PRICE RANGE
CALENDAR YEAR	HIGH	LOW
2002
FIRST QUARTER	$9.480	$6.250
SECOND QUARTER	11.550	8.870
THIRD QUARTER	10.800	5.700
FOURTH QUARTER	9.240	4.950
2001
FIRST QUARTER	7.375	3.650
SECOND QUARTER	7.950	4.000
THIRD QUARTER	7.800	6.020
FOURTH QUARTER	8.150	5.500

Cash dividends and repurchases of Common Stock are currently restricted under the terms of the Company’s senior revolving credit facility. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

On March 1, 2003, the outstanding shares of Common Stock were held of record by 384 stockholders.

During the fourth quarter of 2002, the Company made no unregistered sales of its equity securities.

See also, Item 12. “SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 6.    SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
Revenues	$687,168	$689,337	$846,939	$764,831	$562,093
Net earnings (loss) before cumulative effect of accounting change	6,864	(2,722)	283	20,796	19,590
Cumulative effect of accounting change, net of tax benefit	(58,730)	—	—	—	—

Net earnings (loss)	$(51,866)	$(2,722)	$283	$20,796	$19,590
Net earnings (loss) per common share:
Basic before cumulative effect	0.47	(0.18)	0.02	1.26	1.18
Basic after cumulative effect	(3.57)	(0.18)	0.02	1.26	1.18
Dilutive before cumulative effect	0.47	(0.18)	0.02	1.26	1.17
Dilutive after cumulative effect	(3.54)	(0.18)	0.02	1.26	1.17
Total assets	351,410	406,954	433,671	543,637	456,558
Long-term debt (excluding current maturities)	14,550	125,314	128,786	214,993	168,700
Dividends declared per common share	$—	$—	$0.24	$0.24	$0.21

The Company’s results of operations and financial position have been affected by acquisitions of facilities and companies during certain periods presented. For information, see NOTE B—“ACQUISITIONS/JOINT VENTURE FORMATION” and NOTE G—“LONG-TERM DEBT” of Notes to Consolidated Financial Statements. See NOTE K—“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS” of the Notes to Consolidated Financial Statements regarding the goodwill impairment charge recorded as a cumulative effect of an accounting change. See also ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tolling and Product Sales Business

Approximately 59% of the Company’s total processing volumes consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company’s profit margin. The Company’s activities also involve processing, recovery and specialty alloying of aluminum and zinc metal and the production of value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company’s profit margin. Accordingly, tolling business produces lower revenues and costs of sales than product sales business. Variations in the mix between tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, the Company considers processing volume to be a more important determinant of performance than revenues.

In 2002, the Company experienced a decrease in the percentage of metals tolled, compared to 2001. The Post Falls, Loudon and Coldwater facilities all had large percentage reductions in tolling volume due to the loss of business from key tolling customers. This tolling volume reduction was offset by increased product sales volumes at the Rockwood, Coldwater and Shelbyville facilities, in addition to the new product sales business at Monterrey, Mexico and Pindamonhangaba, Brazil.

Over the past three years, the Company has taken steps to counter the reduced demand it has experienced at its U.S. operations. The Company has closed two aluminum recycling facilities, one zinc recycling facility, provisionally suspended operations at an aluminum recycling facility and has reduced the number of furnaces it operates at other domestic facilities. The Company has redeployed some of these assets to its joint venture in Monterrey, Mexico. While the Company had restructuring events, it took no special restructuring expense and recorded the cost associated with these activities into current operations as cost of goods sold.

As a result of the Company’s restructuring activities, the Company has achieved a higher rate of units processed per employee, lower unit operating costs and has improved its overall profitability.

The following table shows information concerning total pounds processed, total revenues and total gross profits (in thousands, except percentages):

	For the Years Ended December 31,
	2002	2001	2000
Pounds processed	2,536,019	2,553,987	2,856,622
Percent of pounds tolled	59%	63%	57%
Revenues	$687,168	$689,337	$846,939
Gross profits	$46,472	$33,324	$47,353

In addition to its product sales business, the Company also enters into metal brokerage transactions under which the Company buys metal from primary and other producers and then sells the metal to end-users. These transactions involve buying and selling metal without processing it. Also, in order to facilitate acquiring metal for its production processing, the Company occasionally enters into metal “swap” transactions where the Company agrees to exchange its recycled finished goods for scrap raw materials. As with the product sales business, the brokerage business increases the Company’s working capital requirements and subjects the Company to greater price risk associated with fluctuations in the metals commodities markets. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements.

SEGMENT INFORMATION

The following table sets forth, for the periods indicated, aluminum and zinc segment information for pounds processed, revenues, income and assets (in thousands, except percentages):

	For the Year Ended December 31,
	2002	2001	2000
Pounds Processed:
Aluminum	2,302,647	2,338,978	2,579,889
Zinc	233,372	215,009	276,733

Total Pounds Processed	2,536,019	2,553,987	2,856,622
Percentage Tolled:
Aluminum	65%	69%	63%
Zinc	3%	3%	3%
Total Percentage Tolled	59%	63%	57%
Revenues:
Aluminum revenues	$529,635	$511,245	$598,759
Zinc revenues	157,533	178,092	248,180

Consolidated revenues	$687,168	$689,337	$846,939

Income (loss):
Aluminum income	$36,474	$29,498	$24,687
Zinc income (loss)	3,677	(20)	13,052
Unallocated general and administrative expenses	(17,988)	(19,777)	(18,966)
Unallocated interest expense	(9,727)	(11,038)	(17,490)
Fees on receivables sale	(1,698)	(3,372)	(1,082)
Unallocated interest and other income	530	70	210

Net earnings (loss) before provision for income taxes and Minority interests	$11,268	$(4,639)	$411

Assets:
Aluminum	$232,943	$250,825	$281,394
Zinc	80,277	107,734	106,088
Other unallocated assets	38,190	48,395	46,189

Consolidated assets	$351,410	$406,954	$433,671

The accounting policies of the reportable segments are the same as those described in NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, fees on receivables sale, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Inter-segment sales and transfers are typically recorded at market value. Net profits on inter-segment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company’s corporate headquarters in Irving, Texas are not allocated to the reportable segments. Also, see NOTE M—“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements for additional segment disclosures.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Management uses historical experience and available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Areas of uncertainty that require judgments, estimates and assumptions include credit risk of its customers, accounting for inventories, property and equipment, accounting for derivatives, environmental matters, the testing of goodwill and other intangible assets for impairment, and tax matters. A summary of the Company’s significant accounting policies and additional information concerning the estimates and judgments required are included in Note A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements.

Inventories:

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

Landfill closure costs are estimated and accrued as space in the landfills is used. The Company uses aerial photography and engineering calculations based on that photography to determine the space used. The construction costs of the landfills are depreciated as space in the landfills is used. The estimation of the closure costs is determined by an engineering study conducted by an independent third party engaged by the Company. The estimation is based on various factors, including historical utilization of the landfill. In the event that the current utilization rate changes drastically from historical rates, the Company would be required to record an adjustment to the accrual.

The Company currently has some assets classified as available for sale. These assets are recorded at the lower of cost or fair value. Assets held in this category are actively marketed, and the Company’s policy is to expeditiously sell those assets not intended for future use in income producing activities. The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, less disposal costs.

Intangible Assets

Intangible assets are stated at cost. The Company annually performs an impairment review to estimate the fair value of the Company’s reporting units. The valuation entails a discounted cash flow model to determine the fair value of the Company’s reporting units, utilizing a discount rate based on a risk-

adjusted weighted average cost of capital for each unit. When estimating future cash flows, the Company uses internal projections and budgets. These projections include assumptions about aluminum and zinc prices, as well as natural gas and other operating costs. Due to the inherit volatility of commodity prices, actual results may vary from these projections, and could require an adjustment to be recorded.

In the event that a reporting unit’s valuation was determined to be lower than the net book value of such reporting unit, the Company would be required to perform a purchase price allocation of the reporting unit’s fair value and liabilities to the estimated fair value of its assets. Any goodwill recorded in excess of the resulting goodwill from the purchase price allocation is deemed impaired. See “IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS” below.

Credit Risk

The majority of the Company’s accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future if the Company’s evaluation of a client’s ability to pay proves to be incorrect.

Environmental

The accounting policy with respect to contingent environmental liabilities is to record the Company’s environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. The Company’s estimate of these liabilities is based on various assumptions and judgments. The Company often cannot predict with certainty the total costs, liability with respect to these total costs, or the timing of the ultimate disposition of the matter. Due to these uncertainties, the precision of the estimated liability may be subject to significant changes.

Income Taxes

The Company records deferred income taxes to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided to reduce certain deferred tax assets to amounts that, in the Company’s estimate, are more likely than not to be realized.

In assessing the need for a valuation allowance, the Company estimates future taxable income and future tax rates. In the event that the Company’s future income is more or less than estimated, the Company’s future tax expense could increase or decrease to reflect the change in these estimated valuation allowances.

The Company has not recorded a provision for taxes for undistributed earnings of the Company’s non-U.S. investment in its German joint venture, since these earnings have been considered permanently reinvested.

Market Risk Management Using Financial Instruments

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in many of its long-term supply contracts with its customers, which limit the Company’s exposure to natural gas price risk. In 2002, 2001 and 2000, natural gas hedging activities increased (decreased) cost of goods sold by the following respective amounts: $3,105,000, $2,173,000 and $(2,638,000), respectively.

The Company has entered into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company’s salt cake processing facility in Morgantown, Kentucky, as well as some of the aluminum generated from the processing of other scrap metal. In addition, the Company has entered into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. These contracts are accounted for as cash flow hedges, and are settled in the month of the corresponding production and/or shipment, with all gains and losses recognized in revenues.

The counter-parties to the financial hedge agreements and futures contracts discussed above expose the Company to losses in the event of non-performance; however, Company management currently knows of no reason to anticipate any non-performance by existing counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. Typically, the Company does not require collateral or post collateral to support broker transactions. See ITEM 7A, “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138. As discussed above, the Company enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, and evaluates and documents each hedge item when entered into. It is the Company’s policy not to speculate in hedging activities.

The Company uses what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

FISCAL 2002 SPECIAL FACTORS AND FISCAL 2003 OUTLOOK

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

During 2002, factors that adversely affected the Company’s results of operations and financial condition included:

•	lower average operating rates at the Company’s facilities;
•	weak demand for the Company’s products and services at its domestic aluminum and zinc facilities due to the continuing downturn in U.S. industrial production;
•	aluminum customer plant shutdowns in the U.S. Pacific Northwest;
•	weak market conditions for aluminum customers serving the can sheet and construction sectors;
•	a decline in the value of the Brazilian currency;
•	a continuation of declining U.S. aluminum recycling rates; and
•	prevailing low prices for aluminum and zinc.

For 2003, the Company expects many of these industry conditions to persist. A continuation of the recession affecting domestic U.S. industrial production will have a negative impact on the Company’s results of operations and financial condition.

The Company continues to seek ways to reduce its operational costs through its expense reduction programs. Factors that have positively affected the Company’s cost structure in recent periods have included:

•	utilization of advanced, more efficient fuel-burning technologies for its furnaces,
•	more effective use of commodities hedges and working capital management techniques,
•	the Company’s centralized purchasing and customer credit management function,
•	better reallocation of processing volumes among its facilities, and
•	improvements in metal preparation techniques and increased automation at Company facilities.

The use of more efficient fuel-burning technologies for its furnaces offset the effect of increased natural gas prices experienced at Company plants during 2002.

A positive contributor to Company results of operations during 2002 was the Company’s aluminum specialty alloys business, which experienced increased volumes, higher prices for its alloy products and lower scrap costs. This business remained stronger than expected during 2002, due to the continued high rate of production for auto manufacturers, both in the U.S. and overseas. Margins in the Company’s specialty alloys business are expected to tighten in 2003, but the performance of this business will largely depend on the level of U.S. auto production.

If current estimates of lower U.S. automotive sales in 2003 prove correct, management does not expect the Company’s aluminum specialty alloys business to perform in 2003 as well as it did in 2002. In March 2003, Ford and GM announced production cutbacks for the second quarter of 2003. However, the use of aluminum in automobiles continues to increase, and is expected to increase overall by 7% this year, to an average of 284 pounds of aluminum per vehicle, according to industry sources.

Continuing deterioration in the U.S. national aluminum recycling rate and slower demand for the Company’s aluminum recycling services has caused the Company’s percentage of tolling activities relative to its total volumes processed to decline in recent periods. As this trend continues, the Company will be exposed to increased working capital requirements that are required for increased levels of product sales. Additionally, the Company may experience more volatility in earnings and cash flows since it will experience additional market and commodity risk through its ownership of the metal units to be sold.

The Company plans to continue to seek growth opportunities in Europe and in Latin America. In March 2003, the redemption price for the interest owned by its joint venture in VAW-IMCO was finalized, and the Company acquired effective operational and voting control of VAW-IMCO.

The results of operation of VAW-IMCO will now be consolidated with the Company’s consolidated results of operation, and management believes that this will be a positive factor as to further growth in Europe. The Company’s new processing plant at its 85%-owned joint venture facility in Monterrey, Mexico has been processing aluminum dross and scrap under a new long-term recycling contract with a major producer of automobile engine components, that was finalized in the second half of 2002. Construction of a new facility in the United Kingdom, delayed in 2002, is projected to begin in 2003. Expansion will require further sources of capital for the Company.

Company management currently expects that the Company’s results of operations for 2003 should outperform 2002’s results. The degree of improvement will depend in large part upon a recovery in demand for U.S. industrial production, the rate of production in the U.S. automotive sector, and the Company’s ability to successfully integrate its foreign operations. For any significant improvement in results to occur, higher plant operating rates and increased demand and prices for the Company’s products and services over those currently prevailing will be required. Assuming that (i) the U.S. economy recovers in 2003, (ii) the Company can continue its international expansion program as planned, and (iii) the cost savings experienced in 2001 and 2002 continue to be realized, overall Company profitability should improve. However, if the economy further weakens, the Company’s results of operations and financial condition would be adversely affected. Unexpected defaults and insolvencies involving its suppliers and customers, which occurred in 2001 and 2002, could further diminish the Company’s prospects.

The Company is currently constrained by the terms of its credit facilities for its sources of capital with regards to many expansion and acquisition opportunities. Both its revolving credit and receivables sales facilities expire by their terms in late 2003, and all outstanding indebtedness under the revolving credit facility has been reclassified as a current liability. See “– LIQUIDITY AND CAPITAL RESOURCES” below. Although management believes that alternative facilities for capital funding are available and will be in place before the end of the first half of 2003, it should be expected that the Company’s borrowing costs will increase in 2003 compared to its borrowing costs for 2002.

No assurances can be made that any of these anticipated results will actually be achieved, and if so, when and the degree that they can be accomplished. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

VAW-IMCO

The Company was a 50% joint venture shareholder in VAW-IMCO; VAW aluminium AG had been the other 50% shareholder. See NOTE N – “VAW-IMCO” of Notes to Consolidated Financial Statements. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium from its parent company. Under the terms of the joint venture agreement and VAW-IMCO’s organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause VAW-IMCO to redeem the shares held by the shareholder that experienced the change in control. The redemption price, which is to be paid in five equal annual installments (plus interest) from current funds and future cash flows of VAW-IMCO, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation.

On June 19, 2002, the Company announced that it had begun the process through which it would obtain 100% ownership of VAW-IMCO by exercising its right to elect to cause the joint venture to redeem the interest owned by VAW aluminium (now Hydro Aluminum Deutschland GmbH). The valuation process to determine the redemption price commenced in the summer of 2002. In March 2003, the parties completed their evaluation procedures and negotiations, resulting in a redemption price of 30,407,500 euros (approximately US $32,300,000 based on prevailing exchange rates). The first principal payment of 6,081,500 euros, plus accrued interest, was paid by VAW-IMCO on March 18, 2003. Hydro Aluminum Deutschland will continue to have certain shareholder rights, including limited voting and economic rights until the redemption price is fully paid. Voting control of VAW-IMCO is currently effectively vested in the Company, and as a result, effective March 1, 2003, the result of operations and financial condition of VAW-IMCO will be consolidated with that of the Company’s and reflected within the consolidated financial statements of the Company. Prior to then, the results of operations of VAW-IMCO have been reflected in the Company’s financial statements under the equity method of accounting.

For 2002, VAW-IMCO reported total sales of $271,970,000 and a net income of $4,736,000.

ACQUISITIONS

In October 2001, the Company invested approximately $4,800,000 in a newly formed joint venture with Reciclaje y Maquila, S.A. de C.V. The joint venture, in which the Company owns an 85% interest, is recycling aluminum drosses and other scrap under a long-term contract with NEMAK, S.A., Monterrey, Mexico.

On May 31, 2002, the Company acquired, through a wholly-owned subsidiary, all of the capital stock of Recipar in consideration for its assumption of approximately $12,100,000 in short-term debt. In addition, the transaction provides for future contingent payments to the seller, dependent on Recipar’s realization of certain tax benefits through May 31, 2007. Recipar’s primary assets are a production facility located in Pindamonhangaba, São Paulo State, Brazil, which processes old scrap for two customers under long-term agreements.

RESULTS OF OPERATIONS

Fiscal Year 2002 vs. Fiscal Year 2001

PRODUCTION. During 2002, the Company melted 2.54 billion pounds, virtually unchanged from the 2.55 billion pounds in 2001. The aluminum segment reported a 2% reduction in pounds processed, while the zinc segment had a 9% increase in 2002 over 2001. Tolling activity in 2002 represented 59% of total pounds processed, compared to 63% in 2001.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

	For the year ended December 31,
	2002	2001
Pounds Processed:
Aluminum	2,302,647	2,338,978
Zinc	233,372	215,009

Total Pounds Processed	2,536,019	2,553,987

Percentage Tolled:
Aluminum	65%	69%
Zinc	3%	3%
Total Percentage Tolled	59%	63%

        ALUMINUM PRODUCTION: During 2002, the Company melted 2% less aluminum than it did during 2001. An overall weakening in demand, caused by the slowing economy, affected production. The decrease in aluminum percentage tolled is primarily due to the reduction in volume at the Post Falls facility, which is related to the loss of tolling business from a major customer in the Pacific Northwest and weakness in the can recycling market. This was offset by increases at the Company’s specification alloy plants, particularly at the Saginaw facility which is currently almost 100% dedicated to toll processing, and increased volumes from Mexico and Brazil.

        ZINC PRODUCTION: During 2002, the Company melted 9% more zinc than it did during 2001. The increase can be attributed to greater demand from customers in the zinc oxide and zinc dust businesses.

REVENUES. In 2002, the Company’s consolidated revenues of $687,168,000 were about equal to revenues of $689,337,000 in 2001. The aluminum segment reported a 4% increase over 2001 aluminum revenues, while the zinc segment recorded a 12% decrease in revenues over 2001’s zinc revenues.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

	For the year ended December 31,
	2002	2001
Revenues:
Aluminum	$529,635	$511,245
Zinc	157,533	178,092

Total Revenues	$687,168	$689,337

ALUMINUM REVENUES: During 2002, the Company’s aluminum revenues increased 4%, due to a higher percentage during 2002 of product sales business compared to tolling and additions to revenues from the Brazil and Mexico operations.

ZINC REVENUES: During 2002, the Company’s zinc revenues decreased 12%. This decrease was primarily due to lower zinc selling prices and a lower level of zinc trading activity than the same period last year.

GROSS PROFITS. During 2002, the Company’s consolidated gross profits increased 39% to $46,472,000 compared to gross profits of $33,324,000 in 2001. Higher aluminum alloys prices, and lower natural gas costs and other operating cost reductions were the primary reasons for the increase in gross profit.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company’s consolidated gross profits (in thousands):

	For the year ended December 31,
	2002	2001
Segment Income (Loss):
Aluminum	$36,474	$29,498
Zinc	3,677	(20)

Total segment income	$40,151	$29,478
Items not included in gross profits:
Plant selling expense	4,634	4,944
Management SG&A costs	3,926	2,264
Equity in earnings of affiliates	(2,403)	(3,131)
Other income	164	(231)

Gross Profits	$46,472	$33,324

ALUMINUM INCOME: During 2002, the Company’s aluminum segment income increased 24% compared to 2001, due primarily to higher gross margin performance by the Company’s specialty alloys business coupled with overall lower natural gas and other operating costs.

ZINC INCOME: During 2002, the Company’s zinc income increased to $3,677,000, significantly higher than the $20,000 loss reported for 2001. This positive variance reflected higher processing volumes and lower natural gas and other operating costs during 2002, which more than offset the effect of 2002’s lower zinc selling prices.

SG&A EXPENSE. Selling, general and administrative expense in 2002 increased 17% to $26,549,000 compared to $22,686,000 in 2001. The increase was primarily due to higher costs associated with incentive compensation and profit-sharing plan contributions for employees.

AMORTIZATION EXPENSE. During 2002, the Company had no charge from amortization compared to a $4,299,000 amortization charge it incurred in 2001. The discontinuation of this expense resulted from the Company’s adoption of Financial Accounting Standard No. 142 in 2002. See “Earnings Before Cumulative Effect of Accounting Change” below.

INTEREST EXPENSE. Interest expense in 2002 decreased 12% to $9,727,000 compared to $11,038,000 in 2001. Additional debt and interest expense resulting from the Brazilian plant acquisition were offset in 2002 by a decrease in overall debt costs due to improvements in management of working capital and lower prevailing interest rates.

FEES ON RECEIVABLES SALE. In 2000, the Company and certain of its subsidiaries entered into a receivables sale facility with a special purpose subsidiary of the Company and a financial institution and its affiliate. Under this facility, the Company and each of its subsidiaries sells receivables and other related assets to the special purpose subsidiary that, in turn, sells undivided interests therein to certain financial institutions and other entities. Fees incurred in connection with these transfers for 2002 were $1,698,000. This was almost 50% lower than the $3,372,000 recorded for 2001. This decrease is mainly due to lower prevailing interest rates throughout 2002. The results of operations and financial condition of this special purpose subsidiary are included in the consolidated financial statements of the Company. See NOTE C—“SALE OF RECEIVABLES” of Notes to Consolidated Financial Statements.

EQUITY IN EARNINGS. As of December 31, 2002, earnings contributed by VAW-IMCO, the Company’s 50% owned joint venture, were $2,181,000 compared to $3,057,000 in 2001. The Company’s total equity earnings were $2,403,000 in 2002 compared to $3,131,000 in 2001. See ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.

Earnings before the cumulative effect of accounting change increased to $6,864,000 for 2002 compared to net loss of $2,722,000 for the same period in 2001. The increase was primarily the result of the increased profit margins as discussed above, as well as the elimination of goodwill amortization under Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). See NOTE K—“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS” of Notes to Consolidated Financial Statements. The Company’s effective tax rate, excluding the impact of equity income related to VAW-IMCO, increased to 38% in 2002 from a benefit of 31% in 2001. The primary reason for the difference is due to the amount of the Company’s domestic U.S. net loss recorded during 2001 as compared to the level of expenses not deductible for tax purposes.

NET LOSS.

The net loss for 2002 was $51,866,000, significantly higher than the loss of $2,722,000 for the same period in 2001. The primary reason for this increase was the goodwill impairment recorded for the adoption of FAS 142 for $58,730,000 net of tax. See NOTE K—“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS” of Notes to Consolidated Financial Statements.

Fiscal Year 2001 vs. Fiscal Year 2000

PRODUCTION. During 2001, the Company melted 2.55 billion pounds compared with 2.86 billion pounds in 2000. The aluminum and zinc segments accounted for 80% and 20%, respectively, of the overall production decrease for 2001. Tolling activity in 2001 represented 63% of total pounds processed, compared to 57% in 2000.

The following table shows the total pounds processed and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

	For the year ended December 31,
	2001	2000
Pounds Processed:
Aluminum	2,338,978	2,579,889
Zinc	215,009	276,733

Total Pounds Processed	2,553,987	2,856,622

Percentage Tolled:
Aluminum	69%	63%
Zinc	3%	3%
Total Percentage Tolled	63%	57%

ALUMINUM PRODUCTION: During 2001, the Company melted 9% less aluminum than it did during 2000. An overall weakening in demand, caused by the slowing economy, affected production. The increase in aluminum percentage tolled was primarily due to the commencement of processing at the Saginaw facility, which was almost 100% toll processing.

ZINC PRODUCTION: During 2001, the Company melted 22% less zinc than it did during 2000. The decrease in zinc production was also due to lower manufacturing levels in the U.S. economy.

REVENUES. During 2001, the Company’s consolidated revenues decreased 19% to $689,337,000 compared to revenues of $846,939,000 in 2000. The aluminum and zinc segments accounted for 56% and 44%, respectively, of the overall decrease in revenues.

The following table shows the total revenues for the aluminum and zinc segments (in thousands):

	For the year ended December 31,
	2001	2000
Revenues:
Aluminum	$511,245	$598,759
Zinc	178,092	248,180

Total Revenues	$689,337	$846,939

ALUMINUM REVENUES: During 2001, the Company’s aluminum revenues decreased 15% compared to 2000, due to fewer processing pounds, lower aluminum prices and lower product sales in 2001.

ZINC REVENUES: During 2001, the Company’s zinc revenues decreased 28% compared to 2000. This decrease was primarily due to lower zinc production volumes and lower zinc product sale prices due to decreased demand for value-added zinc products, such as zinc oxide.

GROSS PROFITS. During 2001, the Company’s consolidated gross profits decreased 29% to $33,324,000 compared to gross profits of $47,353,000 in 2000. The zinc segment contributed to the overall decline in segment income by recording negative zinc segment income in 2001, compared to $13,052,000 positive zinc segment income in 2000. This decline was offset by an increase of 19% in aluminum segment income.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company’s consolidated gross profits (in thousands):

	For the year ended December 31,
	2001	2000
Segment Income (Loss):
Aluminum	$29,498	$24,687
Zinc	(20)	13,052

Total segment income	$29,478	$37,739
Items not included in gross profits:
Plant selling expense	4,944	5,442
Management SG&A costs	2,264	7,301
Equity in earnings of affiliates	(3,131)	(3,060)
Other income	(231)	(69)

Gross Profits	$33,324	$47,353

ALUMINUM INCOME: During 2001, the Company’s aluminum income increased 19% compared to 2000. The increase was primarily due to increased volumes in its specialty alloy business from the new Saginaw facility in 2001 versus 2000.

ZINC INCOME: During 2001, the Company’s zinc results were a loss of $20,000 compared to a profit of $13,052,000 in 2000. The decrease was due to the decrease in demand for value-added zinc products.

SG&A EXPENSE. Selling, general and administrative expense in 2001 decreased 17% to $22,686,000 compared to $27,334,000 in 2000. The decrease is primarily due to lower payroll costs and other expense reductions.

AMORTIZATION EXPENSE. Amortization expense in 2001 was approximately the same as compared to 2000.

INTEREST EXPENSE. Interest expense in 2001 decreased 37% to $11,038,000 compared to $17,490,000 in 2000. The decrease is the result of improved management of working capital, lower capital spending, and lower prevailing interest rates in 2001.

FEES ON RECEIVABLES SALE. Fees incurred in connection with transfers of receivables under the Company’s Receivables Sale Facility for the year ended December 31, 2001, were $3,372,000 compared to $1,082,000 in 2000, due to the fact that this facility was in effect for only two months during 2000. See NOTE C—“SALE OF RECEIVABLES” of Notes to Consolidated Financial Statements.

EQUITY IN EARNINGS. At December 31, 2001, earnings contributed by VAW-IMCO, the Company’s 50% joint venture, were $3,057,000 as compared to $2,704,000 in 2000. See ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

NET EARNINGS/(LOSS). The Company experienced a net loss of $2,722,000 in 2001 compared to net earnings of $283,000 in 2000. The decrease was primarily the result of the lower profits in the zinc segment business.

In the fourth quarter of 2001, the Company recorded a net loss of $3.4 million, including a $2.6 million charge related primarily to an increase in the reserve for doubtful accounts related to customer bankruptcies, and to the closing of a zinc trading office in Germany. (See “FISCAL 2001 CHARGES” in NOTE P—“QUARTERLY FINANCIAL DATA” of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital expenditures from internally generated cash and its working capital credit facilities. It has traditionally financed its acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances.

CASH FLOWS FROM OPERATIONS. During 2002, operations provided cash of $38,443,000 compared to $21,003,000 in 2001. Earnings before cumulative effect of accounting change were $6,864,000 for 2002, compared to a loss of $2,722,000 for 2001. Depreciation and amortization 2002 charges were $5,551,000 less than they were in 2001. Changes in operating assets and liabilities for 2002 resulted in a net cash provision of $6,203,000, compared with a use of cash in the amount of $7,837,000 in 2001. The 2002 change in operating assets and liabilities was primarily due to increases in accounts payable and accrued liabilities, which are a source of cash. Accounts payable and accrued liabilities increased $14,989,000 for 2002, compared to a decrease of $23,397,000 in 2001.

CASH FLOWS FROM INVESTING ACTIVITIES. In 2002, cash used by investing activities was $16,344,000 compared with $13,998,000 used in 2001. During 2002, the Company spent approximately $7,318,000 to complete the construction of its Mexican joint venture facility. The balance of funds spent was for normal plant replacement capital spending. This spending was partially offset in 2002 by the receipt of a dividend distribution of $2,500,000 from its equity investment in VAW-IMCO included in other investing activities. For 2003, the Company currently expects capital spending to approximate $19,000,000. This amount is anticipated to be applied at U.S. facilities for environmental improvements, as well as to carry out numerous projects that are intended to lower operating costs and raise productivity.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was $18,381,000 in 2002 compared to $8,598,000 in 2001. In 2002, the primary reason for this increase was that the Company reduced its long-term debt outstanding by approximately $16,500,000. At December 31, 2002, the Company had $94,000,000 in indebtedness outstanding under its revolving credit facility. Due to covenant constraints under this facility, the Company believes that only approximately $25,000,000 is currently available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $3,305,000. The $94,000,000 outstanding was re-classified to a current liability at year end due to the long-term credit facility’s scheduled expiration in 2003.

The redemption obligations of VAW-IMCO are expected to be funded through its internally generated cash and its other cash resources. The first payment of 6,081,500 euros plus interest, was paid in March 2003, and the next payment of 6,081,500 euros is due March 2004.

STOCKHOLDERS’ EQUITY. Principally as a result of the intangibles impairment loss recorded for the adoption of FAS 142 in 2002 and foreign currency translation losses in 2002, the Company’s stockholders’ equity declined from $168,893,000 at December 31, 2001 to $118,243,000 at December 31, 2002.

CREDIT AND RECEIVABLES SALE FACILITIES. The Company currently has in place a senior secured revolving credit facility and a receivables sale facility.

Under the receivables sales facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. On October 31, 2002, the Company amended the terms of the Receivables Purchase Agreement, reducing the Purchase Limit (the aggregate amount of receivables that can be sold) from $100,000,000 to $75,000,000. The amount outstanding under the receivables sale facility at December 31, 2002 was $61,300,000. During 2002, the Company incurred fees on sales of its receivables in the aggregate amount of $1,698,000. This facility is scheduled to expire in November 2003. If the receivables sale facility is not renewed or if a replacement facility through another financial institution is not obtained by November 2003, the Company would be required to borrow additional funds. If the Company were to borrow funds for these purposes under its senior revolving credit facility, the terms of this facility are not as favorable to the Company as those under the receivables sales facility.

On April 26, 2002, the Company amended the terms of its revolving credit agreement. The Fourth Amendment to the Credit Agreement added new provisions and modified existing provisions to reclassify certain of the Company’s existing foreign subsidiaries and permit other subsidiaries to be classified as “unrestricted subsidiaries.” The Company’s unrestricted subsidiaries are not subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject under the Credit Agreement, but revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that cash distributions are received by the Company or its restricted subsidiaries). Under this amendment, VAW-IMCO is classified as an “unrestricted subsidiary” commencing in March 2003.

The maximum amount which can be borrowed under the facility is $160,000,000. At December 31, 2002, the Company had $94,000,000 in indebtedness outstanding under this facility, which is classified as a current liability because the credit facility expires on December 31, 2003. However, due to financial covenant constraints under this facility, the Company believes that only approximately $25,000,000 is currently available for borrowing. In addition, there were standby letters of credit outstanding with several banks totaling $3,305,000. The Company is required to prepay the facility from the proceeds of certain debt or equity financings. The facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock are prohibited until such time as the Company’s total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to expend up to $8,000,000 in dividends or stock repurchases for each year so long as it remains in compliance with this ratio requirement. Domestic capital expenditures for the Company and its restricted subsidiaries are limited to those funded by the Company’s internally generated cash and its international operations, plus up to $15 million per year for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The indebtedness under the Credit Agreement is secured by substantially all of the Company’s personal property (except for accounts receivables and certain related assets subject to sale under the Company’s receivables sale facility), and first lien mortgages on 19 of the Company’s operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

If the Company’s receivables sales facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the receivables sales facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company’s revolving credit facility and its receivables sales facility both expire in the fourth quarter of 2003. The Company is exploring various options to obtain satisfactory financing arrangements in sufficient amounts to meet the Company’s financing requirements. The Company currently expects to complete this process by the end of the third quarter of 2003. The replacement of these existing financial facilities is, however, expected to increase the Company’s overall borrowing costs for the near term.

The Company believes that its cash on hand, the receivables sales facility, the availability of funds from various financing sources and the Company’s anticipated internally-generated funds will be sufficient to fund its operational needs during 2003. During 2003, the current terms of the revolving credit facility impose more stringent financial covenants on the Company, primarily with regards to the total debt to EBITDA ratio which allowed for a 4.0 to 1.0 ratio as of December 31, 2002. The Company was in compliance with this ratio requirement as of December 31, 2002. As of March 31, 2003, the total debt to EBITDA ratio requirement lowers to 3.0 to 1.0. It is possible that the Company will not be able to meet such requirement, and that the Company will be required to request a waiver for such non-compliance. While the Company believes it will receive a waiver, if necessary, no assurances can be given that a waiver will be obtained. Furthermore, if new or additional sources of credit financing prove not to be available, or not available on terms advantageous to the Company, then the Company may, among other things, have to curtail its growth and expansion plans until economic or credit market conditions improve, and resort to alternative means to obtain funds to retire its outstanding credit facility indebtedness, such as selling assets or equity securities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS. The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following tables represent the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2002.

Contractual Obligations (000s)	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt Obligations(1)	$108,625	$94,075	$60	$88	$14,402
Short-Term Notes Payable	7,420	7,420	—	—	—
Operating Lease Obligations	7,233	2,286	3,215	1,532	200
Purchase Obligations	99,087	6,389	92,698	—	—
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under GAAP	7,720	500	1,286	1,100	4,834

Total	$230,085	$110,670	$97,259	$2,720	$19,436

(1)	Long-term debt obligations does not include the Company’s Receivables Sales Facility. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES” and NOTE C—“SALE OF RECEIVABLES” of Notes to Consolidated Financial Statements.

For further information on long-term debt obligations see NOTE G—“LONG-TERM DEBT” of Notes to Consolidated Financial Statements. Operating lease obligations are payment obligations under leases classified as operating. Most leases are primarily for items used in the Company’s manufacturing processes. Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. See Note L—“OPERATIONS” of Notes to Consolidated Financial Statemens. Purchase obligation amounts are based on metal prices as of December 31, 2002. The “Other Long-Term Liabilities on the Company’s Balance Sheet” amounts consist of primarily two items: (i) an accrual for $3,100,000 for landfill closure costs at Company-owned landfills (see Item 1. “Business—Environmental Matters”), and (ii) an accrued liability for the disposal of salt cake at its Goodyear, Arizona facility. The timing of these two obligations are based on management estimates.

Other Commercial Commitments (000s)	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years	3-5 years	After 5 years
Standby Letters of Credit	$3,305	$3,305	$—	$—	$—
Guarantees	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	$3,305	$3,305	$—	$—	$—

For further information on the Company’s lines of credit and other commercial commitments, see NOTE C—“SALE OF RECEIVABLES” and NOTE G—“LONG-TERM DEBT” of Notes to Consolidated Financial Statements.

IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 and annually thereafter. The Company will perform its annual impairment review as of December 31 of each year. No further impairment is indicated based upon this review which was completed in January 2003. See NOTE K—“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS” of Notes to Consolidated Financial Statements.

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

The following table sets forth a reconciliation of net income (loss) before cumulative effect of the accounting change for the year ended December 31, 2002 and pro forma income (loss) before cumulative effect of the accounting change per share for the two years ended December 31, 2001 as though SFAS No. 142 had been in effect at the beginning of fiscal 2000:

(Amounts in thousands, except per-share amounts)	Net Income For the year ended December 31,			Diluted EPS For the year ended December 31,
		Pro forma			Pro forma
	2002	2001	2000	2002	2001	2000
Net income (loss)	$(51,866)	$(2,722)	$283	$(3.54)	$(0.18)	0.02
Less: Cumulative net income effect from the accounting change for goodwill	(58,730)	—	—	(4.01)	—	—

Income (loss), excluding cumulative effect	6,864	(2,722)	283	0.47	(0.18)	0.02
Add: Goodwill amortization	—	3,721	4,096	—	0.25	0.27

Income excluding cumulative effect from the accounting change in 2002 and goodwill amortization in 2001 & 2000	$6,864	$999	$4,379	$0.47	$0.07	0.29

The amount of the SFAS No. 142 goodwill impairment charge primarily reflected the decline in the Company’s stock price over the last several years. This decline was the result of several unforeseen factors which reduced the Company’s earnings. These factors included increased competition in the specification alloys business, increases in the supply of zinc over the past several years which has led to severe price declines in the selling prices for zinc, and energy related closures caused by drought conditions in the U.S. Pacific Northwest which has caused capacity reductions for some of the Company’s major customers.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under FAS 143, a liability for an asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at fair value. The offset to the liability should be capitalized as part of the carrying amount of the related long-lived asset. FAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002 (January 1, 2003 for calendar year-end companies). The Company is evaluating the impact of the new standard.

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

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The Company does not expect FIN 45 to have a material effect on its results of operations.

In January 2003, the FASB issued Interpretation 46 – “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The Company is evaluating the impact of this new interpretation.

ENVIRONMENTAL

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-K. See ITEM 1. “BUSINESS – ENVIRONMENTAL MATTERS” and Item 3. “LEGAL PROCEEDINGS.”

From time to time, operations of the Company have resulted, or may result, in non-compliance in certain instances with applicable requirements under such environmental laws. However, the Company believes that any such noncompliance with such environmental laws would not have a material adverse effect on the Company’s financial position or results of operations. See NOTE L – “OPERATIONS” of Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in ITEM 1. “BUSINESS,” ITEM 3. “LEGAL PROCEEDINGS” and this ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” (as well as certain oral statements made on behalf of the Company from time to time) may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the “Safe Harbor” provisions in that legislation.

This forward-looking information includes statements regarding the following:

• timing of any improvements in the current economic and business conditions affecting the Company’s aluminum and zinc segments; • future rates of automobile production in North America and Europe;	• trends for domestic can sheet demand and the U.S. national aluminum recycling rate; • future acquisition and strategic expansion opportunities in the U.S. and overseas;

•       the effects of the redemption of the joint venture

         partner’s interest in VAW-IMCO;

•       future sources of financing for the Company’s

         operations and its capital spending and expansion

         plans;

•       the timing of landfill closures and the related costs

         of closure;

•       future effects of the Company’s cost reduction

         program;

• future capacity utilization at Company plants; and • estimated results of operations, profitability, net earnings and cash flows.

Other forward-looking information includes the following:

•       statements concerning future profit margins, volumes,

         revenues, earnings, costs, energy costs and expenses

         (including capital expenditures);

•       the ability of the Company to be able to continue to

         grow its domestic and foreign business through

         expansion, acquisition or partnering;

•       projected dates for completion of projects;

•       access to adequate future energy supplies at

         advantageous rates;

•       anticipated benefits from new technologies, including

         environmental controls;

•       future divestitures, acquisitions or corporate

         combinations and their expected effects;

•       the outcome of and liabilities resulting from claims,

         investigations or proceedings against the Company;

•       effects of the Company’s risk management

         activities on its results of operations and financial

         condition;

•       the future mix of business (product sales vs. tolling);

•       future costs and asset recoveries;

•       future demand and industry conditions; and

•       the timing and expected effects of production

         shutdowns, temporary suspensions of operation and

         strikes and work stoppages at Company or customer

         facilities.

When used in or incorporated by reference into this Annual Report on Form 10-K, the words “anticipate,” “estimate,” “expect,” “may,” “project” and similar expressions are intended to be among the statements that identify forward-looking statements.

These forward-looking statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

Important factors that could affect the Company’s actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include the following:

•	uncertainties in the U.S. and worldwide economies and the price of and the supply and demand for aluminum and zinc (and their derivatives) on world markets;
•	the ability of the Company to successfully integrate its international operations and execute its international expansion plans;
•	the Company’s ability to successfully secure sources of funding for its operations, capital spending and expansion opportunities, in such amounts and on rates and terms favorable to the Company;
•	fluctuations in demand from the automotive, construction and packaging markets that the Company serves, which are subject to cyclical pressures;
•	reductions in the rate of automobile production in North America and Europe;
•	the financial condition of the Company’s customers and suppliers;
•	current industry production capacity exceeding the demand for aluminum specification alloy products and aluminum recycling services;
•	the effects of future energy prices and related fuel costs;
•	the ability of the Company to successfully hedge against energy and metals price fluctuations;
•	competition for raw materials costs and pricing pressures from competitors;
•	fluctuations in operating levels at the Company’s facilities;
•	the mix of product sales business as opposed to tolling business;
•	the inherent unpredictability of adversarial or administrative proceedings;
•	the effects of environmental and other governmental regulations;
•	the effects of currency exchange rate and interest rate fluctuations; and
•	future levels and timing of the Company’s capital expenditures.

These statements are further qualified by the following:

•	The Company’s operations require adequate sources of capital funding and the Company currently has constrained resources to significant sources of capital for its expansion and acquisition plans. The terms of the Company’s revolving credit facility and its receivables sales facility expire in late 2003. Renegotiated or new credit facilities will have to be put in place, most likely having terms less favorable to the Company than the terms of the facilities currently in effect.
•	The Company has numerous investments and operations in countries outside the U.S. and in emerging markets, including Mexico and Brazil. Changes in the laws or governmental policies in the countries in which the Company operates could affect its business in such countries and its results of operations. In addition, factors such as inflation, fluctuations in foreign currency exchange rates and interest rates, as well as competitive factors in those countries, could affect the Company’s revenues, expenses and results of operations.
•	Management may experience difficulties in integrating the operations of VAW-IMCO with those of the Company, and during that process, management’s attention may be diverted from the normal daily operations of the Company’s business;
•	The Company has made and plans to continue to make acquisitions, divestitures and strategic alliances as part of its growth strategy. There can be no assurance that these will be completed, and if so, whether they will prove successful to the Company.
•	Any estimates of future operating rates at the Company’s plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company’s services or products, and are subject to fluctuations in customer demand and prevailing conditions in the markets the Company serves, as well as certain components of the Company’s cost of operations. Many of the factors affecting revenues and costs are outside of the control of the Company, including severe fluctuations in commodity prices; general economic and financial market conditions; customer defaults and insolvencies; production shutdowns at Company and customer facilities; governmental regulation; weather conditions; work stoppages; and the uncertainties involved in administrative and adversarial proceedings. The future mix of product sales and tolling business is dependent on customers’ needs and overall demand, world and U.S. market conditions then prevailing in the respective customers’ markets, and the operating levels at the Company’s various facilities at the relevant time.

•	The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. In addition, aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company’s key markets. Unanticipated actions or developments by or affecting the Company’s competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company’s financial position and results of operations.
•	A continuation or worsening of the downturn in U.S. and foreign industrial production will have the effect of weakening the financial condition of many of the Company’s suppliers and customers, and could lead to further defaults in payments owing to the Company for its products and services. A significant downturn in the financial condition of a key customer or customers supplied by the Company could affect the Company’s results of operations in a particular period.
•	The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company’s product sales business. Prices can be volatile, which could affect the Company’s product sales business. The Company’s use of contractual arrangements, including long-term agreements, hedges and forward contracts, may reduce the Company’s exposure to this volatility but does not eliminate it. Lower market prices for primary metals have previously adversely affected demand for the Company’s recycling services and recycled metals.
•	The Company’s transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company’s financial condition and results of operations.
•	The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company’s operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company’s financial position and results of operations.

This list of important factors is not intended to be all-inclusive or and is not necessarily in order of importance.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of its business, the Company is exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas, and the level of interest rates. The Company uses derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes. See NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements.

Risk Management. All derivative contracts are held for purposes other than trading, and are used primarily to mitigate uncertainty and volatility, and cover underlying exposures. The Company’s commodity and derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which is composed of the chief executive officer, the chief financial officer, the treasurer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to the Company’s Board of Directors, which has supervisory authority over all of its activities.

Counter-parties. The Company is exposed to losses in the event of non-performance by the counter-parties to the derivative contracts discussed below. Although non-performance by counter-parties is possible, the Company does not currently anticipate any non-performance by any of these parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to the Company initiating contract activities. The counter-parties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Metal Commodity Price Risk. Aluminum and zinc ingots are internationally produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange (“LME”). As part of its efforts to preserve margins, the Company enters into futures and options contracts.

Aluminum. The Company enters into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by the Company’s salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated total production covered under these futures sale contracts as of December 31, 2002 was 3,430 metric tonnes (mt) with a fair value gain of $44,000 ($27,000 net of tax). In 2002, 2001 and 2000, the Company’s aluminum revenue was lower by $421,000, $923,000 and $744,000, respectively, for settled metal hedging contracts. The impact of a 10% change in the December 31, 2002 LME price of aluminum ingot would not be material to the Company’s estimated gross profit for the year ending December 31, 2003.

Zinc. In the normal course of business, the Company enters into fixed-price forward sale contracts with a number of its zinc customers. In order to hedge the risk of higher metal prices, the Company enters into long positions, principally using future purchase contracts. At December 31, 2002 estimated total purchases covered under these futures contracts was 16,427 mt with a fair value loss of $1,113,000 ($690,000 net of tax). These contracts are settled in the month of the corresponding production or shipment. In 2002 and 2001, the Company’s zinc revenue was lower by $2,117,000 and $3,785,000, respectively, due to settled zinc metal hedging contracts. In 2000, there was a slight increase of $94,000 recorded due to settled zinc metal hedging contracts. At December 31, 2002, the contracts hedging 2003 deliveries totaled 14,768 mt with a fair value loss of $1,038,000 ($644,000 net of tax). The impact of a 10% change in the December 31, 2002 LME price of zinc ingot would not be material to the Company’s estimated gross profit for the year ending December 31, 2003.

Natural Gas. The Company’s earnings are affected by changes in the price and availability of natural gas, which is the Company’s second largest cost component. In an attempt to acquire the most favorable natural gas costs, the Company has utilized natural gas swap contracts. Under the terms of the swap contracts, the Company has fixed the price for approximately 28% of its expected 2003 U.S. natural gas requirements. The Company makes or receives payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. At December 31, 2002, these contracts totaled approximately 1,660,000 Mmbtus with a fair value gain of $2,081,000 ($1,290,000 net of tax). The impact of a 10% change in the December 31, 2002 NYMEX closing price would not be material to the Company’s estimated gross profit for the year ending December 31, 2003. In 2002, 2001 and 2000, natural gas hedging activities increased (decreased) cost of goods sold by the following respective amounts: $3,105,000, $2,173,000 and ($2,638,000), respectively.

Interest. Approximately 91% of the Company’s outstanding long-term debt as of December 31, 2002 bears interest at floating rates related to LIBOR plus a margin.

The Company’s earnings are affected by changes in interest rates due to the impact those changes have on its interest expense from variable-rate debt instruments. If interest rates increased 10% from the floating rates prevailing as of December 31, 2002, interest expense for the year ended December 31, 2003 would increase by approximately $638,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company’s variable-rate long-term debt outstanding as of December 31, 2002, adjusted for known cash commitments during 2003.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to the Company’s fixed-rate long-term debt outstanding at December 31, 2002, a 10% decline in market interest rates would result in an increase to the fair value of the Company’s fixed-rate long-term debt of approximately $945,000. The fair values of the Company’s long-term debt were estimated using discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

The Company did not enter into any interest rate swaps or similar financial risk contracts during 2002 or have any outstanding as of December 31, 2002.

The Company is also increasingly subject to exposure from fluctuations in foreign currencies. When deemed appropriate by the Company, it utilizes foreign currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. No significant contracts were entered into during 2002, or were outstanding at December 31, 2002.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Stockholders and

Board of Directors

IMCO Recycling Inc.

We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of VAW-IMCO Guß und Recycling GmbH (VAW-IMCO), (a corporation in which the Company has a 50% interest), as of December 31, 2001 and for the two years ended December 31, 2001, have been audited by other auditors whose report has been furnished to us; in so far as our opinion on the Company’ consolidated financial statements for December 31, 2001 and for the two years then ended relates to data included for VAW-IMCO, it is based solely on their report. In the consolidated financial statements, the Company’s investment in VAW-IMCO is stated at $17,747,000 and $15,179,000 respectively, as of December 31, 2001 and 2000, respectively, and the Company’s equity in the net income of VAW-IMCO is stated at $3,057,000 and $2,704,000 for the respective years then ended.

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

In our opinion, based on our audits and the report of other auditors as discussed above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note K of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles as required by the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/  Ernst & Young LLP

Dallas, Texas

January 28, 2003

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$6,875	$3,301
Accounts receivable (net of allowance of $1,205 and $2,488 at December 31, 2002 and 2001, respectively)	24,501	23,569
Inventories	42,730	39,214
Deferred income taxes	3,355	6,879
Other current assets	13,210	7,570

Total Current Assets	90,671	80,533
Property and equipment, net	187,451	186,931
Goodwill	51,118	115,562
Investments in joint ventures	17,467	17,892
Other assets, net	4,703	6,036

	$351,410	$406,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$77,682	$67,299
Accrued liabilities	18,589	13,908
Notes Payable	7,420	—
Current maturities of long-term debt	94,075	75

Total Current Liabilities	197,766	81,282
Long-term debt	14,550	125,314
Deferred income taxes	10,883	19,157
Other long-term liabilities	11,347	12,308

STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,142,404 issued at December 31, 2002; 17,131,240 issued at December 31, 2001	1,714	1,713
Additional paid-in captial	103,958	105,800
Deferred stock compensation	(3,099)	—
Retained earnings	46,218	98,085
Accumulated other comprehensive loss from foreign currency translation adjustments and deferred hedging gains/losses	(9,830)	(9,890)
Treasury stock, at cost; 2,049,941 shares at December 31, 2002; 2,494,952 shares at December 31, 2001	(22,097)	(26,815)

Total Stockholders’ Equity	116,864	168,893

	$351,410	$406,954

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000
Revenues	$687,168	$689,337	$846,939
Cost of sales	640,696	656,013	799,586

Gross profits	46,472	33,324	47,353
Selling, general and administrative expense	26,549	22,686	27,334
Amortization expense	—	4,299	4,374
Fees on receivables sale	1,698	3,372	1,082
Interest expense	9,727	11,038	17,490
Interest and other income	(367)	(301)	(278)
Equity in earnings of affiliates	(2,403)	(3,131)	(3,060)

Earnings (loss) before provision for (benefit from) income taxes and minority interests	11,268	(4,639)	411
Provision for (benefit from) income taxes	3,843	(2,243)	(424)

Earnings (loss) before minority interests	7,425	(2,396)	835
Minority interests, net of provision for income taxes of $350, $147, and $74 in 2002, 2001, and 2000, respectively	561	326	552

Earnings (loss) before cumulative effect of accounting change	6,864	(2,722)	283
Cumulative effect of accounting change (net of tax $7,132)	(58,730)	—	—

Net earnings (loss)	$(51,866)	$(2,722)	$283

Net earnings (loss) per common share:
Basic before cumulative effect of accounting change	$0.47	$(0.18)	$0.02
Cumulative effect of accounting change	(4.04)	—	—

Basic earnings (loss) per share	$(3.57)	$(0.18)	$0.02

Diluted before cumulative effect of accounting change	$0.47	$(0.18)	$0.02
Cumulative effect of accounting change	(4.01)	—	—

Diluted earnings (loss) per share	$(3.54)	$(0.18)	$0.02

Weighted average shares outstanding:
Basic	14,548	14,978	15,353
Diluted	14,655	14,978	15,436
Dividends declared per common share	$—	$—	$0.24

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the year ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Earnings (loss) before cumulative effect of accounting change	$6,864	$(2,722)	$283
Depreciation and amortization	23,646	29,197	29,708
Provision for deferred income taxes	(962)	2,106	76
Equity in earnings of affiliates	(2,403)	(3,131)	(3,060)
Other noncash charges	5,095	3,390	5,349
Changes in operating assets and liabilities:
Accounts receivable	2,118	19,024	13,476
Accounts receivable sold	(4,000)	(24,700)	90,000
Inventories	(3,514)	18,367	18,055
Other current assets	(3,390)	2,869	(1,373)
Accounts payable and accrued liabilities	14,989	(23,397)	(11,576)

Net cash from operating activities	38,443	21,003	140,938

INVESTING ACTIVITIES
Payments for property and equipment	(19,313)	(9,858)	(37,701)
Acquisitions of businesses and investments	(604)	(4,823)	—
Other	3,573	683	(1,414)

Net cash used by investing activities	(16,344)	(13,998)	(39,115)

FINANCING ACTIVITIES
Net payments of long-term revolving credit facility	(16,500)	(3,400)	(86,100)
Net payments of long-term debt	(335)	(110)	(164)
Debt issuance costs	(1,036)	(978)	(813)
Dividends paid	—	—	(3,555)
Purchases of treasury stock	—	(4,966)	(9,120)
Other	(510)	856	504

Net cash used by financing activities	(18,381)	(8,598)	(99,248)
Effect of exchange rate differences on cash and cash equivalents	(144)	(120)	(139)

Net increase (decrease) in cash and cash equivalents	3,574	(1,713)	2,436
Cash and cash equivalents at January 1	3,301	5,014	2,578

Cash and cash equivalents at December 31	$6,875	$3,301	$5,014

SUPPLEMENTARY INFORMATION
Cash payments for interest	$7,430	$10,870	$16,674
Cash payments (refunds) for income taxes	$(2,251)	$(3,829)	$372

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	RETAINED EARNINGS	TREASURY STOCK		TOTAL DOLLARS
	SHARES	AMOUNT				SHARES	AMOUNT
BALANCE AT DECEMBER 31, 1999	17,110,620	$1,711	$106,549	$—	$100,948	(1,083,406)	$(13,552)	$195,656
Comprehensive income:
Net earnings	—	—	—	—	283	—	—	283
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(2,012)	—	—	(2,012)

Net comprehensive income								(1,729)

Cash dividend	—	—	—	—	(3,555)	—	—	(3,555)
Issuance of common stock for services	8,800	1	62	—	—	—	—	63
Common stock repurchased	—	—	—	—	—	(788,900)	(9,120)	(9,120)
Other Stock issued in connection with ESPP	—	—	(474)	—	—	83,154	1,016	542

BALANCE AT DECEMBER 31, 2000	17,119,420	1,712	106,137	—	95,664	(1,789,152)	(21,656)	181,857
Comprehensive income:
Net loss	—	—	—	—	(2,722)	—	—	(2,722)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax benefit of $2,892	—	—	—	—	(4,923)	—	—	(4,923)
Foreign currency translation adjustments	—	—	—	—	176	—	—	176

Net Comprehensive loss								(7,469)

Issuance of common stock for services	11,820	1	73	—	—	—	—	74
Common stock repurchased	—	—	—	—	—	(644,500)	(4,966)	(4,966)
Stock issued in connection with ESPP	—	—	(410)	—	—	60,134	681	271
Other	—	—	—	—	—	(121,434)	(874)	(874)

BALANCE AT DECEMBER 31, 2001	17,131,240	1,713	105,800	—	88,195	(2,494,952)	(26,815)	168,893
Comprehensive loss:
Net loss	—	—	—	—	(51,866)	—	—	(51,866)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $3,214	—	—	—	—	5,443	—	—	5,443
Foreign currency translation adjustments	—	—	—	—	(5,384)	—	—	(5,384)

Net comprehensive loss								(51,807)

Issuance of common stock for services	11,164	1	86	—	—	—	—	87
Settlement of executive option loan program	—	—	1,624	—	—	(205,439)	(2,321)	(697)
Exercise of stock options	—	—	(136)	—	—	29,549	318	182
Issuance of restricted stock	—	—	(3,180)	(3,294)	—	—	—	(6,474)
Deferred stock compensation expense	—	—	(96)	195	—	600,000	6,474	6,573
Stock issued in connection with ESPP	—	—	(140)	—	—	29,902	322	182
Other	—	—	—	—	—	(9,001)	(75)	(75)

BALANCE AT DECEMBER 31, 2002	17,142,404	$1,714	$103,958	$(3,099)	$36,388	(2,049,941)	$(22,097)	$116,864

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(dollars in tables are in thousands, except per share data)

NOTE A— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of its majority owned subsidiaries and joint ventures (the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

The Company’s principal business involves the ownership and operation of aluminum recycling and alloying facilities and zinc manufacturing facilities. Aluminum scrap material is recycled for a fee and then the material is returned to its customers, some of whom are the world’s largest aluminum and automotive companies. Aluminum and zinc scrap is also purchased on the open market, recycled and sold.

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

Credit Risk:

The majority of the Company’s accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense reflected in the Company’s Consolidated Statements of Operations for such uncollectible amounts was $1,567,000, $3,065,000 and $1,502,000 in 2002, 2001 and 2000, respectively. Receivables that were written-off against the valuation reserve were $2,933,000, $3,704,000 and $1,118,000 for 2002, 2001 and 2000, respectively.

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

Landfill closure costs are currently estimated to be approximately $8,500,000 and are being accrued as space in the landfills is used. Used space in the landfill is determined either by aerial photography and engineering estimates based on the photography or by engineering estimates. Accrued landfill closure costs were $3,100,000 and $2,800,000 as of December 31, 2002 and 2001, respectively, and are included in the other long-term liabilities. The construction costs of the landfills are depreciated as space in the landfills is used.

The Company currently has some assets classified as available for sale. These assets are recorded at the lower of cost or fair value. Assets held in this category are actively marketed, and the Company’s policy is to expeditiously sell those assets not intended for future use in income producing activities. The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs for 2002, 2001 and 2000 were $212,000, $336,000 and $1,067,000 respectively.

Goodwill:

Goodwill is currently required to be tested for impairment by reporting unit at least annually. See NOTE K—“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS”.

Revenue Recognition:

Revenues are recognized when either products that the Company owns are shipped or, for material that is tolled (approximately 59% of the Company’s business), when the services are performed for customers.

Stock-Based Compensation:

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The fair value of the Company’s outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected option life in years	4.0	4.0	2.0
Risk-free interest rate	4.66%	3.82%	5.36%
Volatility factor	0.452	0.442	0.439
Dividend yield	0.00%	0.00%	5.30%

The Company’s pro forma information as if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” is as follows:

	December 31,
	2002	2001	2000
Net earnings (loss):
As reported	$(51,866)	$(2,722)	$283
Pro forma stock compensation expense	(389)	(585)	(809)

Pro forma	$(52,255)	$(3,307)	$(526)

Net earnings (loss) per common share:
As reported—basic	$(3.57)	$(0.18)	$0.02
As reported—diluted	$(3.54)	$(0.18)	$0.02
Pro forma—basic	$(3.59)	$(0.22)	$(0.03)
Pro forma—diluted	$(3.57)	$(0.22)	$(0.03)
Weighted-average fair value of options granted during the year	$3.74	$2.16	$1.00

Market Risk Management Using Financial Instruments:

Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138. The Company, which enters into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, evaluates and documents each hedge item when entered into. It is the Company’s policy not to speculate in hedging activities. The adoption of SFAS 133 did not have a material impact on the Company’s consolidated balance sheets or statements of operations in fiscal 2001.

The Company engages in activities that expose it to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of the Company’s risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. The Company does not engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes. The Company maintains a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. The Company also maintains a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices.

In order to manage its price exposure for natural gas purchases, the Company has fixed the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange, (“NYMEX”) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, the Company has cost escalators included in some of its long-term supply contracts with its customers, which limit the Company’s exposure to natural gas price risk. At December 31, 2002, the Company had outstanding swap agreements to hedge its anticipated domestic natural gas requirements for approximately 1,660,000 mmbtus of natural gas, which represents approximately 28% of its expected 2003 fuel needs. At December 31, 2002, the fair value gain of these contracts was $2,081,000 ($1,290,000 net of tax). At December 31, 2001, these contracts totaled 5,460,000 mmbtus with a fair value loss of $5,339,000 ($3,364,000 net of tax). In 2002, 2001 and 2000, natural gas hedging activities increased (decreased) cost of goods sold by the following respective amounts: $3,105,000, $2,173,000 and ($2,638,000) respectively.

The Company has entered into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by the Company’s salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal for its own account. At December 31, 2002, estimated total production covered under these futures sales contracts was 3,430 metric tonnes (mt) with a fair value gain of $44,000 ($27,000 net of tax). At December 31, 2001, total production covered under futures sale contracts was 2,475 mt with a fair value gain of $62,000 ($39,000 net of tax). In 2002, 2001 and 2000, the Company’s aluminum revenue was lower by $421,000, $923,000 and $744,000, respectively, for settled metal hedging contracts. In addition, the Company has entered into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in revenues when the metal is delivered. At December 31, 2002, such contracts had metal deliveries committed of 16,427 mt with a fair value loss of $1,113,000 ($690,000 net of tax). At December 31, 2001, total production covered under futures sale contracts was 22,111 mt with a fair value loss of $2,257,000 ($1,422,000 net of tax). In 2002 and 2001, the Company’s zinc revenue was lower by $2,117,000, and $3,785,000, respectively, due to settled zinc metal hedging contracts. In 2000, there was a slight increase in zinc revenues of $94,000 recorded due to settled zinc metal hedging contracts.

The Company is exposed to losses in the event of non-performance by the counter-parties to the financial hedge agreements and futures contracts discussed above; however, the Company does not anticipate any non-performance by the counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. The Company does not require collateral to support broker transactions.

Foreign Currency Translation:

The Company’s foreign subsidiaries in the U.K., Germany, Netherlands, Mexico, Brazil and its equity investee in Germany use the local currency as their functional currency. Adjustments resulting from the translation into U.S. dollars are reflected as a separate component of stockholders’ equity, and foreign currency transaction gains and losses are reflected in the Statements of Operations. The gains and losses on foreign currency exchange rate fluctuations and the translation adjustments for the two years ended December 31, 2001 and 2000 were immaterial. However, in 2002 the Company incurred a foreign currency translation loss of $5,400,000. Of this amount, $4,900,000 was due to the Company’s operations in Brazil. For the foreign currency translation loss for the Company’s operations in Brazil, $4,200,000 of this loss occurred during the third quarter of 2002. During this time, the Brazilian currency lost 23% of its value against the U.S. dollar. As of December 31, 2002, the Company’s accumulated foreign currency translation adjustment totaled $10,350,000. The annual change is included in other comprehensive income in the Statements of Changes in Stockholders’ Equity.

New Accounting Pronouncements:

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under SFAS 143, a liability for an asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at fair value. The offset to the liability should be capitalized as part of the carrying amount of the related long-lived asset. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002 (January 1, 2003 for calendar year-end companies). We are evaluating the impact of the new standard.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company’s operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”): “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 replaces EITF Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in NOTE G and NOTE L of Notes to Consolidated Financial Statements. The Company does not expect FIN 45 to have a material effect on its results of operations.

In January 2003, the FASB issued Interpretation 46 - “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The Company does not expect FIN 46 to have a material effect on its financial statements.

NOTE B—ACQUISITIONS

On May 31, 2002, the Company acquired, through its wholly-owned subsidiary IMCO Brazil Holding Ltda., all of the capital stock of Recipar Reciclagem de Materiais Indústria e Comércio Ltda. (“Recipar”) in consideration for its assumption of $12,100,000 in short-term debt. In addition, the transaction provides for future contingent payments to the seller, dependent on Recipar’s realization of certain tax benefits through May 31, 2007 that are being determined by the Company. Upon finalization of the amount acquired, the purchase price allocation will be adjusted to reflect the tax benefits acquired. Recipar’s primary asset is a production facility located in Pindamonhangaba, São Paulo state, Brazil and has a rated annual production capacity of 100 million pounds of aluminum. The Company recognized $1,240,000 in goodwill for acquisition costs. Pro forma net earnings (loss) for the Company for the year ended December 31, 2002 reflecting Recipar’s operations are not materially different from the Company’s actual results.

In October 2001, the Company invested approximately $4,800,000 in an aluminum recycling operation with Reciclaje y Maquila, S.A. de C.V. This facility, in which the Company has an 85% interest, is known as IMCO Reciclaje de Nuevo Leon S. de R.L. de C.V., and is recycling aluminum dross and other scrap under a contract with NEMAK, S.A., Monterrey, Mexico. The plant’s operations have been included in the Company’s consolidated financial statements since the date of formation.

NOTE C—SALE OF RECEIVABLES

On November 2, 2000, the Company entered into a Receivables Purchase and Sale Agreement with a newly formed subsidiary of the Company organized as a Qualified Special Purpose Entity (QSPE). Under the Receivables Purchase and Sale Agreement, the Company agreed to sell, from time to time, their right, title and interest in certain trade accounts receivable and related assets (Pooled Receivables) to the QSPE. On November 2, 2000, the Company and the QSPE entered into a Receivables Purchase Agreement with a third party financial institution. Under the Receivables Purchase Agreement, the QSPE agreed to sell undivided interests in the Pooled Receivables, up to $100,000,000, to third party financial institutions. The sales price of the Pooled Receivables to the third party financial institutions is calculated as the total outstanding balance times a discount rate based on total days outstanding of the Pooled Receivables, as defined, and the prime interest rate plus .25%. Under the Receivables Purchase Agreement, the Company agreed to service and collect the Pooled Receivables for a servicing fee calculated as .5% per annum of the daily average aggregate outstanding balance of the Pooled Receivables. The amount retained is calculated on a monthly basis as the eligible pool balance less the greater of the customer concentration reserve and the performance reserve. The third party financial institution has no recourse to the Company’s other assets for failure of debtors to pay when due. The QSPE’s retained interest in the Pooled Receivables is subordinate to the third party financial institution’s interest. The value of the Pooled Receivables is subject to credit risk.

On October 31, 2002, the Company amended the terms of the Receivables Purchase Agreement. The Amendment No. 2 to the Receivables Purchase Agreement reduced the Purchase Limit (the aggregate amount of receivables that can be sold) from $100,000,000 to $75,000,000.

At December 31, 2002, the receivables retained by the QSPE were $4,000,000, compared to $24,700,000 in 2001. The net proceeds under these sales at December 31, 2002 and 2001 were $61,300,000 and $65,300,000, respectively. During fiscal 2002 and 2001, the Company incurred fees on the sale of its receivables in the amount of $1,698,000 and $3,372,000, respectively. This facility is scheduled to expire in November 2003. If the receivables sales facility is not renewed or if a replacement facility through another financial institution is not obtained by November 2003, the Company would be required to borrow additional funds from its existing credit facility. The terms of the existing credit facility are not as favorable to the Company.

NOTE D—INVENTORIES

The components of inventories are:

	December 31,
	2002	2001
Finished goods	$19,711	$18,073
Raw materials	21,297	19,477
Supplies	1,722	1,664

	$42,730	$39,214

NOTE E—PROPERTY AND EQUIPMENT

The components of property and equipment are:

	December 31,
	2002	2001
Land, buildings and improvements	$167,889	$164,678
Production equipment and machinery	151,588	135,427
Office furniture, equipment and other	18,031	17,550

	337,508	317,655
Accumulated depreciation	(150,057)	(130,724)

	$187,451	$186,931

Depreciation expense for 2002, 2001 and 2000 was $23,646,000, $23,830,000 and $24,512,000, respectively.

Estimated useful lives for buildings and improvements range from 15 to 39 years, machinery and equipment range from 2 to 20 years and office furniture and equipment range from 3 to 10 years.

The Company had approximately $4,506,000 and $4,117,000 in assets classified as available for sale and included in other current assets on the balance sheet as of December 31, 2002 and 2001, respectively. These assets are recorded at the lower of cost or fair value. Assets held in this category are actively marketed. It is the intention of the Company to expeditiously sell those assets not intended for future use in income producing activities.

NOTE F—INCOME TAXES

The provision (benefit) for income taxes was as follows:

	For the Year Ended December 31,
	2002	2001	2000
Current:
Federal	$2,636	$(4,922)	$(1,095)
State	—	57	390
Foreign	245	(366)	204

	2,881	(5,231)	(501)
Deferred:
Federal	(130)	2,406	320
State	59	(815)	(576)
Foreign	1,033	1,397	333

	962	2,988	77

	$3,843	$(2,243)	$(424)

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows:

	For the Year Ended December 31,
	2002	2001	2000
Income taxes (benefit) at the federal statutory rate	$4,640	$(1,786)	$(308)
Foreign taxes at the statutory rate	(701)	3	537
Goodwill amortization, nondeductible	—	596	864
State income taxes, net	38	(492)	(162)
Foreign income not currently taxable	(1,070)	(864)	(1,130)
Other, net	936	300	(225)

Provisions (benefit) for income taxes	$3,843	$(2,243)	$(424)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2002	2001
Deferred tax liabilities:
Accelerated depreciation and amoritzation	$10,981	$23,482
Federal effect of state income taxes	612	367
Deferred hedge gain	322	—

Total deferred tax liabilities	11,915	23,849

Deferred tax assets:
State net operating loss carryforwards	2,608	2,774
Tax credit carryforwards	2,403	2,798
Expenses not currently deductible	1,720	4,446
Foreign deferred tax assets	914	—
Deferred hedge loss	—	2,883

Total deferred tax assets	7,645	12,901
Valuation allowance	(3,258)	(1,330)

Net deferred tax assets	4,387	11,571

Net deferred tax liablility	$7,528	$12,278

At December 31, 2002 and 2001, the Company had a $3,258,000 and $1,330,000 valuation allowance, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance relates to the Company’s potential inability to utilize state recycling credits and foreign net operating loss carryforwards.

At December 31, 2002, the Company had approximately $3,432,000 of unused net operating loss carryforwards for foreign tax purposes, which do not expire, $1,020,000 of foreign net operating loss carryforwards that expire in 2013, and had approximately $39,324,000 for state purposes, which expire from 2004 to 2022. At December 31, 2002, the Company had $2,403,000 of unused state tax credit carryforwards, $634,000 of which expire from 2005 to 2019, and $1,769,000 of which do not expire. At December 31, 2002 and 2001, the Company had a $1,318,000 payable and $3,994,000 receivable for U.S. federal income tax, respectively.

Undistributed earnings of the Company’s non-U.S. investment in a joint venture amounted to approximately $5,058,000 at December 31, 2002. These earnings are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practicable.

NOTE G—LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31,
	2002	2001
Revolving credit loans	$94,000	$110,500
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016	5,702	5,699
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	223	490

Subtotal	108,625	125,389
Less current maturities	94,075	75

Total	$14,550	$125,314

As of December 31, 2002, the Company had $94,000,000 of indebtedness outstanding under the Credit Agreement and had $63,050,000 available for borrowing. However, based on terms of the agreement, only $25,000,000 may be borrowed. At December 31, 2002, the Company had standby letters of credit outstanding with several banks in the aggregate amount of $3,305,000. In 2003, the current terms of certain financial covenants under the Credit Agreement become more restrictive. The allowable total debt to EBITDA ratio at December 31, 2002 was a 4.0 to 1.0 ratio. The Company was in compliance with this ratio requirement as of December 31, 2002. At March 31, 2003 the required total debt to EBITDA ratio will lower to 3.0 to 1.0. It is possible that the Company will not be able to meet this more stringent covenant and that the Company will be required to request a waiver for such non-compliance.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. The average amount of borrowings outstanding under the Credit Agreement during 2002 was approximately $113,521,000. The average interest rate on loans outstanding under the Credit Agreement during 2002 was approximately 5.09% per annum. The term of the Credit Agreement expires on December 31, 2003.

The fair value of the Company’s outstanding indebtedness under the Credit Agreement approximates its carrying value due to its floating rate and relatively short maturity. The fair value of the Company’s fixed rate Revenue Bonds based on discounted cash flows and incremental borrowing rates totals approximately $18,561,000.

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

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends on and repurchases of shares of capital stock and (iii) limitations on capital expenditures, investments and acquisitions. Further, the Credit Agreement requires the Company to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock will be prohibited until such time as the Company’s total debt to EBITDA ratio falls below 3.0 to 1.0, at which time the Company will be permitted to pay up to $8,000,000 in dividends or for stock repurchases in each year so long as it remains in compliance with this ratio, and so long as no default or event of default has occurred and is continuing or would result. Excluded from the Credit Agreement’s prohibition on reacquiring shares are shares surrendered to the Company in payment of the exercise price of stock options or withholding obligations arising from the exercise of stock options. Domestic capital expenditures for the Company are limited to $15 million per annum for maintenance and replacement of existing assets and for new assets deemed necessary for the health and safety of its employees or as required by law.

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

Because the Company’s revolving credit facility and its Receivables Sales Facility both expire in the fourth quarter of 2003, Company management is exploring various options to restructure its current financing arrangements and currently expects to complete this process by the end of the third quarter of 2003. While no assurances can be made, management believes the Company will be successful in negotiating a replacement or replacements for its existing credit facilities. The replacement of these existing facilities is, however, expected to increase the Company’s overall borrowing costs for 2003.

The Company believes that its cash on hand, the receivables sales facility, the availability of funds from various financing sources and the Company’s anticipated internally-generated funds will be sufficient to fund its operational needs during 2003. As noted above, the present terms of the Company’s credit facilities may impose constraints on funding the Company’s growth plans. During 2003, the current terms of the revolving credit facility impose more stringent financial covenants on the Company. If new or additional sources of financing prove not to be available, or not available on terms advantageous to the Company, then the Company may have to curtail its growth and expansion plans until economic or credit market conditions improve, and resort to alternative means to retire its outstanding credit facility indebtedness, including sales of assets or equity securities.

Scheduled maturities of long-term debt subsequent to December 31, 2002 are as follows:

2003	$94,075
2004	30
2005	30
2006	88
After 2007	14,402

Subtotal	108,625
Less current maturities of long-term debt	94,075

Total	$14,550

NOTE H—NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2002	2001	2000
Numerators for basic and diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of accounting change	$6,864	$(2,722)	$283
Cumulative effect of accounting change	(58,730)	—	—

Net Earnings (loss)	$(51,866)	$(2,722)	$283

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	14,547,826	14,978,120	15,353,383
Dilutive potential common shares—stock options	107,212	—	4,204
Dilutive potential common shares—equity forward	—	—	78,861

Denominator for diluted earnings (loss) per share	14,655,038	14,978,120	15,436,448

Net earnings (loss) per share:
Basic before cumulative effect of accounting change	$0.47	$(0.18)	$0.02
Basic after cumulative effect	$(3.57)	$(0.18)	$0.02
Dilutive before cumulative effect	$0.47	$(0.18)	$0.02
Dilutive after cumulative effect	$(3.54)	$(0.18)	$0.02

The following stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the options’ exercise price was greater than the average market price of the common stock:

	2002	2001	2000
Anti-dilutive stock options as of December 31,	1,798,890	1,321,022	2,182,388

NOTE I—EMPLOYEE BENEFIT PLANS

The Company’s profit-sharing retirement plan covers most of its employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Contributions for 2002 and 2001 were $1,778,000, and $412,000, respectively. There were no contributions made for 2000.

Subject to certain dollar limits, employees may contribute a percentage of their salaries to this plan, and the Company matches a portion of the employees’ contributions. The Company’s match of employee contributions totaled $1,361,000, $907,000 and $1,053,000 for 2002, 2001 and 2000, respectively.

Effective July 1, 1999, the Company adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee’s eligible compensation. A total of 800,000 shares are available for purchase under the plan. The Company issued 29,902, 60,134 and 83,154 shares under the plan in 2002, 2001 and 2000, respectively.

NOTE J—STOCKHOLDERS’ EQUITY

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

In 1992, the Company adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and non-employee members of the Board of Directors. This plan expired in December 2002, and no further grants of options may be made under the plan.

In 1996, the Company adopted the Annual Incentive Program, which provided certain of the Company’s key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan provides for the granting of stock options to key management employees on a discretionary basis. Nonqualified and incentive stock options may be granted. Options granted to employees under this plan have various vesting periods. Annually, non-employee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to the number of shares determined by dividing the annual retainer fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

The 1992 Stock Option Plan and the 1996 Annual Incentive Program allow for the payment of all or a portion of the exercise price and tax withholding obligations in shares of the Company’s common stock delivered and/or withheld. Such payment or withholding will be valued at fair market value as of the date of exercise. Participants making use of this feature will automatically be granted a reload stock option to purchase a number of shares equal to the number of shares delivered and/or withheld. When a reload stock option is granted, a portion of the shares issued to the participant will be designated as restricted stock for a period of five years, although the restriction may be removed earlier under certain circumstances. Reload stock options have an exercise price equal to the fair market value as of the date of exercise of the original options and will expire on the same date as the original options.

In March 1998, the Company adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under the Company’s Amended and Restated Stock Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provides loans to permit the exercise of certain Company stock options under the Amended and Restated Stock Option Plan and to pay federal and state taxes realized upon such exercises. Under this loan program 35,000 and 196,800 shares were exercised in 1999 and 1998, respectively. As of January 1, 2002, the Company had extended $2,266,000 in executive loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets).

The terms of the Executive Option Exercise Loan Program provided that the loans extended could be repaid in shares of the Company’s common stock, so long as the Compensation Committee of the Company’s Board of Directors approved that repayment method. In May 2002, following approval of the Compensation Committee, substantially all of the outstanding loans and accrued interest under the program were repaid by the participants surrendering 205,439 shares of common stock held by the Company as collateral for the loans. The shares surrendered to the Company were valued as of the date of transfer (May 9, 2002) at $2,321,461, based upon the closing price per share on the New York Stock Exchange on that date ($11.30 per share). In December 2002, the remaining outstanding loans and accrued interest, held by executive officers, were repaid in accordance with the terms of the Program by a participant surrendering 9,001 shares of common stock. The shares surrendered to the Company were valued as of the date of transfer (December 12, 2002) at $74,798, based upon the closing price per share on the New York Stock Exchange on that date ($8.31 per share).

Under a share purchase program previously approved by the Board of Directors, during 2000, the Company spent $9,120,000 to repurchase a total of 788,900 shares. In May 2000, the Company entered into a forward share contract, which was settled in May 2001. The forward share contract was concluded when the Company purchased 644,500 of the Company’s shares from a financial institution at an average price of $7.67 for a total consideration of $4,966,000.

In October 2000 and February 2001, the Company awarded a total of 650,000 shares of restricted Common Stock of the Company to certain officers. The restricted stock grants were made pursuant to the terms of the officers’ Employment Agreements. In October 2002, the Company awarded an additional 200,000 shares of restricted Common Stock to an officer. These shares cannot be transferred or pledged and are subject to forfeiture if the officers’ employment with the Company terminates under certain circumstances before the restriction period for the award expires. The restrictions lapse October 12, 2007 on 400,000 shares and October 16, 2009 on 200,000 shares or upon the death, disability, termination “without cause,” or resignation for “good reason,” or upon a “change in control” of the Company (as those terms are defined under the Employment Agreement of the officer), if earlier. The remaining awards of 250,000 shares cliff vest on the second anniversary of the date of a “change in control” of the Company as defined in the Employment Agreements of the officers. These shares are not included in the calculation of earnings per share.

Transactions under the option plans are as follows:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding Jan. 1	1,864,387	$11.41	2,208,799	$14.40	2,342,028	$14.56
Options granted	683,700	$8.18	533,500	$5.53	26,711	$4.56
Options exercised	(29,549)	$4.70	—	$—	—	$—
Options cancelled	(199,038)	$12.47	(877,912)	$15.35	(159,940)	$15.00

Options outstanding Dec. 31	2,319,500	$10.45	1,864,387	$11.41	2,208,799	$14.40

Options exercisable Dec. 31	1,369,640	$12.67	1,346,976	$13.51	1,881,050	$14.82

Information related to options outstanding at December 31, 2002, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 4.39 - $ 4.75	208,910	8.1	$4.39	63,526	$4.40
$ 4.75 - $ 7.13	311,700	9.0	$6.30	124,924	$6.29
$ 7.13 - $ 9.50	625,700	9.9	$8.21	8,000	$8.87
$ 9.50 - $11.88	144,160	6.9	$10.93	144,160	$10.93
$11.88 - $14.25	736,525	4.2	$13.11	736,525	$13.11
$14.25 - $16.63	237,742	4.6	$15.84	237,742	$15.84
$16.63 - $19.00	3,890	2.5	$17.13	3,890	$17.13
$19.00 - $21.38	—	0.0	$—	—	$—
$21.38 - $23.75	50,873	2.9	$22.76	50,873	$22.76

	2,319,500			1,369,640

NOTE K—IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter. The Company will perform its annual impairment review as of December 31 of each year. No further impairment is indicated based upon this review which was completed in January 2003.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. In connection with its adoption of SFAS 142, the Company engaged a third-party valuation firm to estimate the fair value of the Company’s reporting units. The valuation firm used a discounted cash flow model to determine the fair value of the Company’s reporting units with a discount rate based on a risk-adjusted weighted average cost of capital for each unit. Because the fair value of the Company’s reporting units, as determined by the valuation firm, was less than the carrying value of the reporting unit net assets, the Company performed the second step of the impairment test required by SFAS 142 and determined that an impairment charge was required for each reporting unit. The cumulative effect adjustment recognized as a result of the impairment charge was $58,730,000 (after tax), consisting of write-offs for the impairment of goodwill in the aluminum and zinc segments.

The following table sets forth a reconciliation of net income (loss) before cumulative effect of the accounting change and pro forma net income (loss) before cumulative effect of the accounting change per share for the two years ended December 31, 2001 as though SFAS No. 142 had been in effect at the beginning of fiscal 2000:

(Amounts in thousands, except per-share amounts)	Net Income For the year ended December 31,		Diluted EPS For the year ended December 31,
	2001	2000	2001	2000
Net income (loss)	$(2,722)	$283	$(0.18)	$0.02

Add: Goodwill amortization, net of tax	3,721	4,096	0.25	0.27

Pro forma net income, excluding goodwill amortization in 2001 and 2000	$999	$4,379	$0.07	$0.29

The amount of the SFAS No. 142 goodwill impairment charge primarily reflected the decline in the Company’s stock price over the last several years. This decline was the result of several unforeseen factors which included increased competition in the specification alloys business, increases in the supply of zinc over the past several years which has led to severe price declines in the selling prices for zinc, and energy related closures caused by drought conditions in the U.S. Pacific Northwest which has caused capacity reductions for some of the Company’s major customers.

Changes to goodwill during the year ended December 31, 2002, including the effects of adopting these new accounting standards, follow:

Goodwill
Balance at December 31, 2001, net of accumulated amortization	$115,562
Acquisition of Recipar	1,120
Other acquisitions	250
Write-off of goodwill recognized in cumulative effect adjustment	(65,862)
Translation and other adjustments during the period	48

Balance at December 31, 2002, net of accumulated amortization	$51,118

The following table presents goodwill and the related effect of the SFAS 142 write-down by segment:

	Aluminum Segment	Zinc Segment
Goodwill balance at December 31, 2001, net of accumulated amortization	$70,185	$45,377
Acquisition of Recipar	1,120	—
Other acquisitions	—	250
Write-off of goodwill recognized in cumulative effect adjustment	(42,237)	(23,625)
Translation and other adjustments during the period	121	(73)

Balance at December 31, 2002, net of accumulated amortization	$29,189	$21,929

NOTE L—OPERATIONS

The Company leases various types of equipment and property, primarily the equipment utilized in its operations at the various plant locations and its headquarters facility. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002, were (in thousands):

Year Ending December 31,	Operating Leases
2003	$2,286
2004	1,820
2005	1,395
2006	1,300
2007	231
2008 and subsequent	201

$7,233

Rent expense was $3,986,000, $3,657,000 and $4,233,000 in 2002, 2001 and 2000, respectively.

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described herein.

From time to time, operations of the Company have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, the Company believes that any such non compliance under such environmental laws would not have a material adverse effect on the Company’s financial position or results of operations.

It is common in long-term processing agreements for the Company to agree to indemnify customers for tort liabilities that arise out of or relate to the processing of their material. Additionally, the Company typically indemnifies such parties for certain environmental liabilities that arise out of or relate to the processing of their material.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s specification aluminum alloy production facility in Coldwater, Michigan. The plaintiffs claim injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company believes it has meritorious defenses to the claims and plans a vigorous defense. Negotiations with the state have begun and at this time, the Company is not able to determine the amount of damages, if any, it may incur.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation (“NOV”) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company’s Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency. The Company believes that the federal action mirrors the state action. Therefore, resolution of the federal case depends upon the resolution of the state’s case.

The Company was a defendant in a personal injury case in state court in Missouri. In August 2002, the trial court entered a final judgment against the Company for $4,000,000. On January 10, 2003, the Company posted a security bond of approximately $4,223,000. The Company is also currently involved in litigation with certain of its former insurance carriers and brokers with regards to its ultimate liability in this matter, and management currently believes that the Company will be reimbursed (subject to deductible limitations) for its losses as to this matter.

The Company is also a party from time to time to what it believes is routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE M—SEGMENT INFORMATION

Description of the Types of Products and Services from which Each Reportable Segment Derives its Revenues:

The Company has two reportable segments: aluminum and zinc. The aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investment in joint ventures. The Company delivers aluminum in molten and ingot form to aluminum producers, diecasters, extruders, steel and automotive companies and other aluminum customers in the packaging, construction and transportation industries. The Company’s zinc segment represents all of the Company’s zinc melting, processing and brokering activities. The Company sells zinc dust, oxides and metal to customers in the tire and rubber, industrial paint, specialty chemical, mining and steel galvanizing industries.

Measurement of Segment Profit or Loss and Segment Assets:

The accounting policies of the reportable segments are the same as those described in NOTE A. The Company evaluates performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at the Company’s headquarters office in Irving, Texas are not allocated to the reportable segments.

Factors Management Used to Identify the Company’s Reportable Segments:

The Company’s reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers.

Reportable Segment Information:

Selected reportable segment disclosures for the three years ended December 31, 2002 are as follows:

	ALUMINUM	ZINC	TOTALS
2002
Revenues from external customers	$529,635	$157,533	$687,168
Segment income	$36,474	$3,677	$40,151
Depreciation and amortization expense	$18,929	$2,829	$21,758
Equity in earnings of affiliates	$2,403	$—	$2,403
Segment assets	$232,943	$80,277	$313,220
Equity investments in joint ventures	$17,467	$—	$17,466
Payments for plant and equipment	$16,761	$1,826	$18,587

2001
Revenues from external customers	$511,245	$178,092	$689,337
Segment income (loss)	$29,498	$(20)	$29,478
Depreciation and amortization expense	$21,611	$4,645	$26,256
Equity in earnings of affiliates	$3,131	$—	$3,131
Segment assets	$250,825	$107,734	$358,559
Equity investments in joint ventures	$17,892	$—	$17,892
Payments for plant and equipment	$7,808	$1,180	$8,988

2000
Revenues from external customers	$598,759	$248,180	$846,939
Segment income	$24,687	$13,052	$37,739
Depreciation and amortization expense	$22,472	$4,913	$27,385
Equity in earnings of affiliates	$3,060	$—	$3,060
Segment assets	$281,394	$106,088	$387,482
Equity investments in joint ventures	$15,249	$—	$15,249
Payments for plant and equipment	$28,288	$6,582	$34,870

Reconciliations of total reportable segment disclosures to the Company’s consolidated financial statements are as follows:

	2002	2001	2000
PROFITS
Total profits for reportable segments	$40,151	$29,478	$37,739
Unallocated amounts:
General and administrative expense	(17,988)	(19,777)	(18,966)
Interest Expense	(9,727)	(11,038)	(17,490)
Fees on receivables sale	(1,698)	(3,372)	(1,082)
Interest and other income	530	70	210

Income (loss) before provision for income taxes, minority interests and cumulative effect of accounting change	$11,268	$(4,639)	$411

DEPRECIATION AND AMORTIZATION EXPENSE
Total depreciation and amortization expense for reportable segments	$21,758	$26,256	$27,385
Other depreciation and amortization expense	1,888	2,941	2,323

Total consolidated depreciation and amortization expense	$23,646	$29,197	$29,708

ASSETS
Total assets for reportable segments	$313,220	$358,559	$387,482
Other assets	38,190	48,395	46,189

Total consolidated assets	$351,410	$406,954	$433,671

PAYMENTS FOR PLANT AND EQUIPMENT
Total payments for plant and equipment for reportable segments	$18,587	$8,988	$34,870
Other payments for plant and equipment	726	870	2,831

Total consolidated payments for plant and equipment	$19,313	$9,858	$37,701

Geographic Information:

The following table sets forth the geographic breakout of revenues (based on customer location) and property and equipment (net of accumulated depreciation):

	2002	2001	2000
REVENUES
Domestic	$628,360	$614,389	$719,863
Foreign	58,808	74,948	127,076

Consolidated total	$687,168	$689,337	$846,939

PROPERTY AND EQUIPMENT
Domestic	$162,550	$173,417	$187,041
Foreign	24,901	13,514	9,092

Consolidated total	$187,451	$186,931	$196,133

Aluminum shipments to customers located in Canada accounted for approximately 7%, 8% and 8% of consolidated revenues for 2002, 2001 and 2000, respectively. Substantially all of the Company’s foreign property and equipment are located at the Company’s aluminum facilities in Swansea, Wales, Monterrey, Mexico and Pindamonhangaba, Brazil. Earnings from foreign operations, before interest income and expense, and before provision for income taxes, minority interest and extraordinary items, including foreign joint ventures, for the fiscal years ending 2002, 2001 and 2000 amounted to $1,207,000, $3,663,000 and $4,854,000, respectively.

Major Customers:

During 2001 and 2000, no single customer accounted for more than 10% of consolidated revenues. In 2002, one customer accounted for approximately 11% of the Company’s consolidated revenues.

NOTE N—VAW-IMCO

The Company owns a 50% interest in an aluminum recycling joint venture in Germany, VAW-IMCO Guß und Recycling GmbH (“VAW-IMCO”). At December 31, 2002, 2001 and 2000, the Company’s equity in the net income of VAW-IMCO is stated at $2,181,000, $3,057,000 and $2,704,000, respectively, for the years then ended. The following table represents the condensed balance sheets and income statements of VAW-IMCO:

	2002	2001	2000
Assets
Current assets	$73,927	$55,351	$57,075
Long-term assets	30,204	28,224	28,220

	$104,131	$83,575	$85,295

Liabilities
Current liabilities	$54,810	$22,731	$25,680
Long-term liabilities	14,927	30,669	31,470
Total stockholder’s equity	34,394	30,175	28,145

	$104,131	$83,575	$85,295

Revenues	$271,970	$225,352	$214,625
Gross Profit	$23,071	$21,701	$19,744
Net Income	$4,736	$6,010	$5,646

The Company is a 50% joint venture shareholder in VAW-IMCO;VAW aluminium AG has been the other 50% shareholder. On March 15, 2002, Norsk Hydro ASA, a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of VAW aluminium from its parent company. Under the terms of the joint venture agreement and VAW-IMCO’s organizational documents, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause VAW-IMCO to redeem the shares held by the shareholder that experienced the change in control. The redemption price, which is to be paid out in five equal annual installments (plus interest) from current funds and future cash flows of VAW-IMCO, is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants, with both shareholders having the right to commission an auditing firm to perform their own evaluation.

On June 19, 2002, the Company announced that it had begun the process through which it would obtain 100% ownership of VAW-IMCO by exercising its right to elect to cause the joint venture to redeem the interest owned by VAW aluminium (now Hydro Aluminum Deutschland GmbH). The valuation process to determine the redemption price commenced in the summer of 2002, and management currently estimates that the redemption will occur sometime during the first half of 2003. The results of operation of VAW-IMCO would then be consolidated with the Company’s consolidated results of operation. However, until the evaluation is concluded, the results of operation of VAW-IMCO will continue to be reflected in the Company’s financial statements under the equity method of accounting.

NOTE O—RELATED PARTY TRANSACTION

In July 2000, the Company entered into an agreement with one of the Company’s former executive officers and his brother, both former stockholders of the Company’s U.S. Zinc Corporation subsidiary, under which the Company sold real property for $2,450,000 in exchange for cash and a secured promissory note. The Company believed the sale price of the property was equivalent to sale prices of comparable properties in the area. The $2,440,000 note was paid in full by the purchasers, and the mortgage has been released.

NOTE P—QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total Year
2002:
Revenues	$157,901	$180,509	$180,866	$167,892	$687,168
Gross profits	$8,589	$13,972	$13,375	$10,536	$46,472
Earnings before accounting change	$382	$2,534	$2,493	$1,455	$6,864
Cumulative effect of accounting change (after tax benefit of $7,132)	$(58,730)	$—	$—	$—	$(58,730)
Net earnings (loss)	$(58,348)	$2,534	$2,493	$1,455	$(51,866)
Net earnings (loss) per common share:
Basic before cumulative effect	$0.03	$0.17	$0.17	$0.10	$0.47
Basic after cumulative effect	$(3.98)	$0.17	$0.17	$0.10	$(3.57)
Dilutive before cumulative effect	$0.03	$0.17	$0.17	$0.10	$0.47
Dilutive after cumulative effect	$(3.95)	$0.17	$0.17	$0.10	$(3.54)

2001:
Revenues	$187,352	$177,496	$166,712	$157,777	$689,337
Gross profits	$7,856	$11,145	$9,831	$4,492	$33,324
Net earnings (loss)	$(367)	$918	$155	$(3,428)	$(2,722)
Net earnings (loss) per common share:
Basic	$(0.02)	$0.06	$0.01	$(0.23)	$(0.18)
Diluted	$(0.02)	$0.06	$0.01	$(0.23)	$(0.18)

(1)	During the fourth quarter of 2001, the Company recorded a loss of $3,400,000, which included a $2,600,000 charge reflecting primarily an increase in the reserve for doubtful accounts related to customer bankruptcies, and the closing of a zinc brokerage office in Germany.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors and nominees for director of the Company appears under the captions “Election of Directors” and “Remuneration of Directors and Officers—Compliance with Section 16(a)” in the definitive Proxy Statement (herein so called) of the Company relating to the Company’s 2003 Annual Meeting of Stockholders scheduled to be held in May 2003, to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. It is anticipated that the Proxy Statement will be publicly available and mailed to stockholders in April 2002. Information as to executive officers of the Company required by this item is included herein under PART I, ITEM 4A. “EXECUTIVE OFFICERS OF THE REGISTRANT.”

ITEM	11. EXECUTIVE COMPENSATION

The information required by Regulation S-K Item 402 under this item appears under the caption “Remuneration of Directors and Officers” in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required by this item appears under the caption “Voting and Principal Stockholders” in the definitive Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information as of December 31, 2002, as to shares of common stock of the Company that may be issued under its equity compensation plans, including its 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, Annual Incentive Program, Employee Stock Purchase Plan (ESPP) and the 2000 Restricted Stock Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Stockholders (1)	2,228,614		$10.64	669,979	(3)(4)
Equity Compensation Plans Not Approved by Stockholders	101,000	(2)	$ 5.94	499,000	(5)

Total	2,329,614		$10.43	1,168,979

(1)	Consists of the 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, the ESPP, and the Annual Incentive Program (except as described in note (2) below).

(2)	Consists of 101,000 shares under options under the Annual Incentive Program, as described below.

(3)	Includes shares available for future issuance under the ESPP. As of December 31, 2002, an aggregate of 616,693 shares of common stock were available for issuance under the ESPP.

(4)	The 1990 and the 1992 Stock Option Plans have expired. As of December 31, 2002, a total of 1,441,427 shares of common stock were issuable upon the exercise of outstanding options under these expired plans and are included under column (a). The weighted average exercise price of these outstanding options is $10.69 per share. No additional options may be granted under these expired plans.

(5)	Includes 199,000 shares issuable under the Annual Incentive Program, and 300,000 shares of common stock reserved for issuance under the 2000 Restricted Stock Plan. Does not include 850,000 shares of restricted stock issued under contractual grants to three executive officers, as described below.

2000 Restricted Stock Plan. During 2000 the Company’s Board of Directors approved the IMCO Recycling Inc. 2000 Restricted Stock Plan. This plan grants the Company’s Compensation Committee the authority to make awards of restricted stock of up to 300,000 shares in order to attract and retain key employees of the Company and its subsidiaries. No awards under this plan have been made to date. Any delivery or issuance of shares under this plan must be from shares of common stock held in the Company’s treasury or from shares repurchased by the Company.

Under the terms of this plan, the Company will enter into individual award agreements with participants designated by the Compensation Committee specifying the number of shares of common stock granted under the award, the price (if any) to be paid by the grantee for the restricted stock, the restriction period during which the award is subject to forfeiture, and any performance objectives specified by the Compensation Committee. Participants will not be permitted to sell, transfer or pledge their restricted stock during their restriction period.

Upon termination of a participant’s employment with the Company for any reason other than death, disability or retirement, all nonvested shares of restricted stock will be forfeited. In addition, in the event of a “change in control” of the Company, all restricted stock will become fully vested. Unless sooner terminated, the 2000 Restricted Stock Plan will terminate on December 13, 2010.

Contractual Restricted Stock Awards to Executives. During 2000 and early 2001, the Company’s Board of Directors approved contractual grants of a total of 650,000 shares of restricted stock to its three most senior executives, Don V. Ingram, Paul V. Dufour, and Richard L. Kerr. See ITEM 4A—“EXECUTIVE OFFICERS OF THE REGISTRANT.” These awards were made in connection with employment agreements entered into with these individuals at those times. The shares are restricted, cannot be sold or pledged, and are subject to forfeiture during their restriction period under each grant. All of the shares of restricted stock granted were from the Company’s treasury or shares repurchased and held by the Company.

In October 2002, under a similar contractual grant, the Company awarded Mr. Ingram an additional 200,000 shares of restricted common stock. The restrictions on transfer for Mr. Ingram’s shares do not lapse until 2009 in the case of his 2002 grant, and 2007 in the case of his 2000 grant. The terms of the award do not provide for any partial vesting of the restricted shares over time. However, the restrictions also lapse upon Mr. Ingram’s (i) death or disability, (ii) termination by the Company without cause, and (iii) constructive termination (resignation for good reason). They will also lapse upon a change in control of the Company (as defined under his employment agreement). Dividends are not earned or paid on these shares unless and until they are vested.

For Mr. Kerr’s and Mr. Dufour’s awards, vesting of the shares awarded does not begin until there is a change of control of the Company (as defined in their employment agreements). If the awards are not assumed by the Company’s successor or if equivalent substitute awards are not granted upon a change of control, then the restricted stock awards vest in full upon the change of control event. If the awards are assumed or equivalent substitute awards are granted in replacement of the old awards, then the restriction period on the restricted stock awards will commence and continue until the date that is two years after the change of control, when they will then fully vest. Dividends are not earned on the shares of restricted stock unless there is a change of control. The award agreements provide that upon a change of control, all stock options held by Mr. Kerr and Mr. Dufour outstanding as of the date(s) of their restricted stock grants that remain unexercised as of the change of control event, will automatically terminate.

Annual Incentive Program. The Company’s Annual Incentive Program (the 1996 Incentive Plan) was first adopted by the Board and approved by the stockholders of the Company in 1996. In 1998, the Board and stockholders approved an amendment to the 1996 Incentive Plan that increased the total number of shares of common stock reserved for issuance under the plan to 900,000 shares. During 2000, the Board again amended the 1996 Incentive Plan to authorize an additional 300,000 shares reserved under the plan. However, this plan amendment provided that only treasury shares or shares repurchased by the Company could be used for options to be granted as to the additional 300,000 shares reserved. At December 31, 2002, options had been granted and were outstanding to purchase 101,000 shares from this additional 300,000 share reserve under the 1996 Incentive Plan. As of December 31, 2002, options to purchase a total of 877,348 shares of common stock had been granted under the 1996 Incentive Plan.

Eligible participants under the 1996 Incentive Plan are key employees, consultants, officers and directors of the Company and its subsidiaries selected by the Compensation Committee from time to time.

Unless sooner terminated by action of the Board, the 1996 Incentive Plan will expire in February 2006. The Compensation Committee may provide for the exercise of options in installments, and on such other terms, conditions and restrictions as it determines. The exercise price for nonqualified and incentive stock options granted under the 1996 Incentive Plan cannot be less than the fair market value of the common stock on the date of grant. The option period may not extend longer than ten years from the date the option is granted and, in the case of incentive stock options, is limited to five years from the date of grant for certain participants owning more than 10% of the outstanding common stock. The options granted under the 1996 Incentive Plan are not transferable other than by will or by the laws of descent and distribution or under the terms of a qualified domestic relations order.

The exercise price of options granted under the 1996 Incentive Plan may be paid in cash or in shares of common stock valued at their fair market value on the date of exercise (or in any combination of cash and shares). In the event that shares are delivered by a participant in payment of all of a portion of the exercise price, or shares are delivered to or withheld by the Company in payment of the Company’s tax withholding obligations upon exercise, the exercising participant will automatically be granted a “reload” stock option to purchase the number of shares delivered to or withheld by the Company. The exercise price for a reload stock option will be equal to the fair market value per share of common stock on the date of exercise of the primary option. The option period for a reload stock option will commence on the date of grant and expire on the expiration date of the original stock option.

In the event that a participant exercises a stock option and receives a reload stock option, the participant will be restricted from transferring or pledging a number of shares received by the participant upon exercise of the original stock option, equal to one-half of the total number of shares delivered to and withheld by the Company upon the exercise of the stock option. These restrictions will continue in effect for up to five years, but will earlier expire upon the participant’s retirement, death or disability, or upon a change of control of the Company. In addition, the Compensation Committee may in its discretion waive these restrictions on transfer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears under the caption “Remuneration of Directors and Officers—Option Exercises and Holdings” in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in terms of timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

In addition, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, nor were any corrective actions required with regard to any significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8 – “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” thereof.

2.	Consolidated Financial Statement Schedules: See index to Consolidated Financial Statements and Financial Statement Schedules in Item 8 – “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” thereof.

3.	Exhibits:

EXHIBIT NUMBER	EXHIBIT INDEX
3.1

Certificate of Incorporation of IMCO Recycling Inc., as amended May 13, 1998, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

3.2

By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

3.3

Amendment to By-laws of IMCO Recycling Inc. adopted in August 2000, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

**10.1

IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.2

Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour, Thomas W. Rogers, C. Lee Newton, Robert R. Holian and James B. Walburg.

10.3

Agreement, effective as of January 1, 1994, between IMCO Recycling Inc. and Aluminum Company of America, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

**10.4

IMCO Recycling Inc. Annual Incentive Program, as amended February 25, 1997, April 1, 1997, May 13, 1997 and May 13, 1998, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.

**10.5

Amendment to the IMCO Recycling Inc. Annual Incentive Program dated February 12, 2001, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.6

Second Amended and Restated Credit Agreement, by and among the Company; Subsidiary Guarantors named therein; the Lenders thereunder; Bank of America, N.A.; PNC Bank, National Association and Chase Bank of Texas, National Association, dated as of October 25, 1999, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.7

First Amendment to the Second Amended and Restated Credit Agreement dated as of January 5, 2000, by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto, and Chase Bank of Texas National Association in its capacity as Administrative Agent under the Credit Agreement, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

10.8

Second Amendment to Second Amended and Restated Credit Agreement dated as of October 20, 2000 by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto and The Chase Manhattan Bank in its capacity as Administrative Agent under the Credit Agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.9

Receivables Purchase Agreement dated as of November 2, 2000 by and among IMCO Funding Corporation as the Seller, the Company as the Servicer, Market Street Funding Corporation as the Issuer and PNC Bank, National Association as the Administrator, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2000 and incorporated herein by reference.

10.10

Third Amendment to the Second Amended and Restated Credit Agreement dated as of October 26, 2001 by and among the Company, the Subsidiary Guarantors named therein, the Lenders party thereto and The Chase Manhattan Bank in its capacity as Administrative Agent under the Credit Agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001 and incorporated herein by reference.

**10.11

IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

**10.12	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999, and incorporated herein by reference.

10.13

Registration Rights Agreement dated as of July 21, 1998 among IMCO Recycling Inc. and the former shareholders of U.S. Zinc Corporation, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference.

**10.14

Split-Dollar Life Insurance Agreement between Steve B. Ingram, Trustee of the Ingram Family Insurance Trust No. 1 and the Company, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

**10.15

IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

**10.16	IMCO Recycling Inc. 2000 Restricted Stock Plan, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.17

Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000 filed as Exhibit 10.20 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

*10.18

Restricted Stock Award Agreement between the Company and Paul V. Dufour dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to the Restricted Stock Award Agreement between the Company and Richard L. Kerr dated February 1, 2001.

**10.19

Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000 filed as Exhibit 10.22 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.20

Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001 filed as Exhibit 10.23 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.21

Amendment No. 1 to Employment Agreement for Don V. Ingram dated December 18, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

**10.23

2002 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002 filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

**10.24

Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

*10.25	Amendment No. 1 to Employment Agreement for Paul V. Dufour dated December 18, 2001.

*10.26	Employment agreement between the Company, IMCO Management Partnership L.P. and W. Lane Pennington dated November 1, 2001.

10.27

Fourth Amendment to Second Amended and Restated Credit Agreement dated April 26, 2002, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, and incorporated herein by reference.

*21	Subsidiaries of IMCO Recycling Inc. as of March 1, 2003.

*23.1	Consent of Ernst & Young LLP.

*23.2	Consent of Ernst & Young AG.

*99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Management contract or compensatory plan or arrangement.

(b)	No current reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 2002.

(c)	See sub-item (a) above.

(d)	VAW-IMCO (50% joint venture) audited consolidated financial statements as of and for the three years ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2003	IMCO RECYCLING INC.

	By:	/s/ ROBERT R. HOLIAN
Robert R. Holian, Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DON V. INGRAM Don V. Ingram	Director, Chairman of the Board, Chief Executive Officer and President	March 21, 2003

/s/ DON NAVARRO Don Navarro	Director	March 21, 2003

/s/ JAMES C. COOKSEY James C. Cooksey	Director	March 21, 2003

/s/ JOHN E. GRIMES John E. Grimes	Director	March 21, 2003

/s/ HUGH G. ROBINSION Hugh G. Robinsion	Director	March 21, 2003

/s/ DALE V. KESLER Dale V. Kesler	Director	March 21, 2003

/s/ PAUL V. DUFOUR Paul V. Dufour	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 21, 2003

/s/ ROBERT R. HOLIAN Robert R. Holian	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 21, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Don V. Ingram, certify that:

(1)	I have reviewed this annual report on Form 10-K of IMCO Recycling Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ DON V. INGRAM

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Paul V. Dufour, certify that:

(1)	I have reviewed this annual report on Form 10-K of IMCO Recycling Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ PAUL V. DUFOUR

VAW-IMCO Guss und Recycling GmbH, Grevenbroich, Germany

Financial statements for the years ended December 31, 2002,

2001 and 2000 with Report of Independent Auditors

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and

Board of Directors of VAW-IMCO Guss und Recycling GmbH:

We have audited the accompanying balance sheet of VAW-IMCO Guss und Recycling GmbH (a limited liability corporation, Grevenbroich, Germany) as of December 31, 2002, and the related statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VAW-IMCO Guss und Recycling GmbH as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG AG
Wirtschaftsprüfungsgesellschaft

/S/ GERD LÜTZELER	/S/ MARCUS SENGHAAS

Cologne, Germany

January 24, 2003

except for Note 13, as to which the date is

March 14, 2003

Note:

•	This report is a copy of the previously issued Arthur Andersen accountants report
•	This report has not been reissued by Arthur Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and

Board of Directors of VAW-IMCO Guss und Recycling GmbH:

We have audited the accompanying balance sheets of VAW-IMCO Guss und Recycling GmbH (a limited liability corporation, Grevenbroich, Germany) as of December 31, 2001 and 2000, and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen
Wirtschaftsprüfungsgesellschaft Steuerberatungsgesellschaft mbH

/S/ GERD LÜTZELER	/S/ MARCUS SENGHAAS

Cologne, Germany

January 25, 2002

VAW-IMCO Guss und Recycling GmbH

BALANCE SHEETS

AS OF DECEMBER 31, 2002 and 2001

(in thousands)

	Note	2002 USD 1)	2002 EUR	2001 EUR
A S S E T S

Current Assets
Cash and cash equivalents		20,451	19,552	16,557
Accounts receivable, net of allowance for doubtful accounts of 2002: EUR 304 (2001: EUR 415)		27,620	26,405	23,848
Inventories	3	23,609	22,571	20,390
Other receivables		744	711	460
Other current assets	7	1,429	1,366	129
Receivables from affiliates		74	71	808

Total Current Assets		73,927	70,676	62,192

Property, plant and equipment, net	4	29,899	28,584	30,993
Intangible assets, net		305	292	719

		104,131	99,552	93,904

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable		17,435	16,668	16,526
Accrued liabilities	5	5,627	5,380	3,879
Accrued taxes	5	3,980	3,805	1,845
Deferred income taxes	6	1,016	971	1,209
Current maturities of long-term debt		22,322	21,340	888
Payables to affiliates		2,862	2,736	757
Other liabilities	7	1,568	1,499	436

Total Current Liabilities		54,810	52,399	25,540

Long-term debt	6	527	504	21,844
Deferred income taxes	5	4,026	3,849	3,401
Pension and other long-term liabilities	8	10,374	9,918	9,214

Shareholders’ Equity
Share capital		10,701	10,230	10,230
Additional paid-in capital		8,625	8,247	8,247
Retained earnings		15,215	14,546	15,817
Accumulated other comprehensive income (loss)	9	(147)	(141)	(389)

Total Shareholders’ Equity		34,394	32,882	33,905

		104,131	99,552	93,904

1)	The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2002 which was EUR 1.00 to USD 1.046.

The accompanying notes to the financial statements are an integral part of these financial statements.

VAW-IMCO Guss und Recycling GmbH

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)

	Note	2002 USD 1)	2002 EUR	2001 EUR	2000 EUR
Revenues		271,970	260,010	253,204	228,324
Cost of sales		(248,899)	(237,953)	(228,821)	(207,694)

Gross profit		23,071	22,057	24,383	20,630

Selling, general and administrative expenses		(15,433)	(14,754)	(11,769)	(10,781)
Other operating income		4,405	4,211	3,330	3,278
Other operating expense		(2,514)	(2,403)	(4,080)	(1,833)

Income from operations		9,529	9,111	11,864	11,294

Interest expense		(1,812)	(1,732)	(1,537)	(1,587)
Interest and other income		343	328	441	302

Income before provisions for income taxes		8,060	7,707	10,768	10,009

Provision for income taxes	5	(3,324)	(3,178)	(4,015)	(4,003)

Net Income		4,736	4,529	6,753	6,006

1)	The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2002 which was EUR 1.00 to USD 1.046.

The accompanying notes to the financial statements are an integral part of these financial statements.

VAW-IMCO Guss und Recycling GmbH

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)

	Share Capital EUR	Additional Paid-in Capital EUR	Retained Earnings EUR	Accumulated Other Comprehensive Income EUR	Total EUR
Balance at January 1, 2000	10,226	5,618	8,091	—	23,935
Net income	—	—	6,006	—	6,006
Cash dividend	—	—	(2,633)	—	(2,633)
Capital contribution	—	2,633	—	—	2,633

Balance at December 31, 2000	10,226	8,251	11,464	—	29,941

Net income	—	—	6,753	—	6,753
Net gains and losses on cash flow hedges	—	—	—	(389)	(389)

Total comprehensive income	—	—	—	—	6,364
Cash dividend	—	—	(2,400)	—	(2,400)
Other	4	(4)	—	—	—

Balance at December 31, 2001	10,230	8,247	15,817	(389)	33,905

Net income	—	—	4,529	—	4,529
Net gains and losses on cash flow hedges	—	—	—	248	248

Total comprehensive income	—	—	—	—	4,777
Cash dividend	—	—	(5,800)	—	(5,800)

Balance at December 31, 2002	10,230	8,247	14,546	(141)	32,882

The accompanying notes to the financial statements are an integral part of these financial statements.

VAW-IMCO Guss und Recycling GmbH

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)

	2002 USD 1)	2002 EUR	2001 EUR	2000 EUR
Operating activities
Net income	4,736	4,529	6,753	6,006
Depreciation and amortization	4,415	4,221	3,116	3,418
Provision for deferred income taxes	220	210	220	1,810
Pension and other long term liabilities	737	705	682	899
Changes in operating assets and liabilities:
Accounts receivable	(2,674)	(2,557)	(139)	(1,601)
Inventories	(2,282)	(2,182)	2,138	(7,007)
Other receivables	(264)	(252)	243	(291)
Other current assets	(1,292)	(1,236)	(56)	39
Receivables from affiliates	772	738	(48)	2,633
Accounts payable	147	141	(3,911)	11,660
Accrued liabilities	1,572	1,503	466	(1,382)
Accrued taxes	2,050	1,960	1,845	0
Payables to affiliates	2,069	1,978	352	325
Other current liabilities	1,370	1,310	—	—

Net cash provided by operating activities	11,576	11,068	11,661	16,509

Investing activities
Proceeds from disposals of property, plant and equipment	312	298	413	116
Purchase of property, plant and equipment	(1,927)	(1,842)	(4,999)	(7,951)
Proceeds from disposals of intangible assets	231	221	—	—
Purchase of intangible assets	(64)	(61)	(221)	(140)

Net cash used in investing activities	(1,448)	(1,384)	(4,807)	(7,975)

Financing activities
Principal payments on long-term debt	(930)	(889)	(888)	(1,686)
Capital contribution	—	—	—	2,633
Dividends paid	(6,066)	(5,800)	(2,400)	(2,633)

Net cash used in investing activities	(6,996)	(6,689)	(3,288)	(1,686)

Net increase in cash and cash equivalents	3,132	2,995	3,566	6,848
Cash and cash equivalents at January 1	17,319	16,557	12,991	6,143

Cash and cash equivalents at December 31	20,451	19,552	16,557	12,991

Supplementary information
Cash payments for interest	1,605	1,534	1,537	1,565
Cash payments for income taxes	951	909	1,908	2,150

1)	The financial information expressed in US Dollars (USD) is presented for the convenience of the reader and is translated from Euro (EUR) at the noon buying rate in New York City for cable transfers in EUR as certified by the Federal Reserve Bank of New York on December 31, 2001 which was EUR 1.00 to USD 1.046.

The accompanying notes to the financial statements are an integral part of these financial statements.

VAW-IMCO GUSS UND RECYCLING GMBH, GREVENBROICH, GERMANY

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of business

The accompanying financial statements represent the accounts of VAW-IMCO Guss und Recycling GmbH, Grevenbroich, Germany (hereinafter also referred to as the ‘Company’ or ‘VAW-IMCO’).

The Company’s principal business activities include the ownership and operation of aluminum recycling facilities in Europe. Principal activities include entering into recycling contracts with third parties which involves remelting, alloying and tolling of aluminum dross and then returning it to the customers. In addition, the Company purchases aluminum scrap on the open market for recycling and sale. The remelting, alloying, tolling of aluminum dross and scrap recovery activities represent the Company’s only operating segment.

As of June 10, 2002, in connection with the share redemption agreement discussed in Note 2, the Company is a wholly owned subsidiary of IMCO Recycling Holding B.V., Amsterdam, Netherlands (hereinafter also referred to as ‘IMCO B.V.’), which is affiliated with IMCO Recycling Inc., Irving, Texas, USA (hereinafter also referred to as ‘IMCO Inc.’). Prior to June 10, 2002, the Company was a joint-venture of IMCO B.V. and HYDRO Aluminium Deutschland GmbH, Cologne, Germany (formerly VAW aluminium Aktiengesellschaft, Bonn, Germany; hereinafter also referred to as ‘HYDRO (VAW AG)’), which was a wholly owned subsidiary of E.ON AG Duesseldorf, Germany (hereinafter also referred to as ‘E.ON’). Both joint venture partners held 50 % each of the Company.

Basis of presentation

The financial statements have been prepared according to accounting principles generally accepted in the United States (“U.S. GAAP”) and are presented in thousands of Euro (KEUR).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but are not limited to: pensions, depreciable lives of assets and early retirement accruals.

Revenue recognition

Revenues are generally unconditional sales that are recorded in compliance with the Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, when product is invoiced and shipped to independently owned and operated customers, provided, among other things, persuasive evidence of an agreement exists, the price is fixed or otherwise determinable, and collectability is reasonably assured. Sales are recognized net of sales tax, trade discounts and returns.

Cost of sales

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

Accounts receivable and credit risk

The majority of the Company’s accounts receivable are due from companies in the aluminum and automotive industries. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for bad debt which management believes is adequate to provide for the risk of loss that is present in the accounts receivable at December 31, 2002 and 2001, respectively.

Foreign Currencies

The Company translates its foreign currency transactions and balances into its local currency by applying to the foreign currency amount the exchange rate between the local currency and the foreign currency at the date of the transaction. Exchange rate differences arising on the settlement of monetary items or on reporting monetary items at rates different from those at which they were initially recorded during the period or reported in previous financial statements are recognized in the income statement in the period in which they arise.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method taking the average cost of the production quantities and the purchased raw material quantities and includes all applicable costs incurred in bringing goods to their present location and condition. Cost of work-in-progress and finished goods includes manufacturing overhead cost based on a normal operating capacity.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment loss. When assets are sold or retired, their cost and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the income statement. Major additions and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed when incurred. Major replacements or charges for the significant improvements to property and equipment are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Low value items (cost below EUR 410) are expensed immediately. This policy does not have a material effect on the accompanying financial statements.

The Company reviews its property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying value of the asset exceeds the estimated fair value of the asset.

Intangible assets

Intangible assets (purchased software) are amortized on a straight-line basis over the expected life, currently from 3 to 5 years.

Pensions

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and years of service, however some executives are entitled to receive enhanced pension benefits. It is a book reserve plan, i.e., no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under Statement of Financial Accounting Standards (SFAS) No. 87 “Employers’ Accounting for Pensions” a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as unfunded accrued pension cost. This amount is covered by a pension insurance association if the Company itself is unable to fulfill its obligations.

Disclosures are made in accordance with SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.

Early retirement

Based on the “Early Retirement-Law” and the collective agreement of the chemical industry in Germany, employees have the opportunity to shorten their working life time without reducing the net wages by receiving additional compensation. Since the compensation is paid without a return from the employee’s side, the compensation is treated as ‘post employment benefit’ as defined by SFAS No. 112 “Employers’ Accounting for Postemployment Benefits”. The amount of the compensation payments is accrued proportionally over the remaining service period of the individual employees.

Income taxes

The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Derivative financial instruments

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended in June 1999 by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133” and in June 2000 by SFAS No. 138, “Accounting for certain Derivative Instruments and certain Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. These standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. The changes in fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

The Company has adopted SFAS No. 133, as amended, effective January 1, 2001 and currently utilizes the following derivative financial instruments:

-	Interest rate derivatives (interest rate swaps) to reduce interest rate risk,
-	Aluminum forward contracts (London Metal Exchange LME High Grade Aluminum [EUR/ USD] and LME Aluminum Alloy [EUR/ USD]) to hedge the market risk of changing prices for purchases or sales of aluminum and
-	Foreign exchange forward contracts (Forex GBP) to manage its exposure to fluctuations in foreign currency exchange rates.

Interest rate derivatives held by the Company are designated as cash flow hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in derivative fair values are recorded as a component of comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Gains or losses are then recognized in the income statement.

Aluminum forward contracts are entered into for the purpose of hedging the market risk of changing prices of aluminum purchases and sales. Changes in the value of the forward contracts are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold or issue any derivative financial instruments for trading purposes. The Company classifies all gains and losses on Aluminum forward contracts in cost of sales. As of December 31, 2002, the open aluminum forward contracts did not qualify for hedge accounting treatment in accordance with SFAS No. 133 and therefore, all changes in value have been recognized in current earnings. As of December 31, 2001, the open aluminum forward contracts did qualify for hedge accounting treatment in accordance with SFAS No. 133 and therefore, all changes in value have been recognized in other comprehensive income.

Forward contracts are contracts negotiated between the Company and reputable metal brokers to purchase and sell a specific quantity of aluminum at a price specified at origination of the contract, with delivery and settlement at a specified future date. In many cases, the Company enters into these contracts on behalf of its customers with agreed-upon terms.

Before adoption of SFAS No. 133, these transactions qualified and were accounted for as hedges based on SFAS No. 80 “Accounting for future contracts” (fixed rate, amount of cash inflows/outflows is certain and not effected by changes in market interest rate).

In the normal course of the business, the Company enters into foreign exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. The Euro value of transactions denominated in foreign currencies fluctuates as the Euro value strengthens or weakens relative to these foreign currencies. Forward contracts are not designated as hedging instruments. The Company measures these contracts at fair value separately as either assets or liabilities in the balance sheet. Changes in fair value have been recognized in earnings immediately. The Company classifies all gains and losses on foreign exchange forward contracts in other operating income or other operating expenses.

See Note 7 for additional information regarding the Company’s derivative holdings.

Comprehensive income

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders (“comprehensive income”). Comprehensive income is the total of net income and all other non-owner changes in shareholders’ equity.

For the Company, other comprehensive income consists only of unrealized gains and losses on derivatives.

Earnings per share

Since the Company is a German GmbH (limited liability corporation), there are no authorized or issued shares outstanding. Therefore, earnings per share information has not been presented in the accompanying financial statements.

Fair value disclosures

The carrying values reported in the financial statements for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of those instruments. See Notes 6 and 7 for disclosures regarding long-term debt and derivative instruments.

Recently issued accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. An entity shall measure changes in the liability for an asset retirement obligation due to passage of time by applying an interest method of allocation to the amount of the liability at the beginning of the period. The interest rate used to measure that change shall be the credit-adjusted risk-free rate that existed when the liability was initially measured. That amount shall be recognized as an increase in the carrying amount of the liability and as an expense classified as an operating item in the statement of income. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that adoption of SFAS No. 143 will have a material impact on its results of operations or its financial position.

In January 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is to be recognized and measured initially at its fair value in the period in which liability is incurred. Liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets or provide services to other entities in the future as a result of past transactions or events. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material impact on its results of operations or its financial position.

In November 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that adoption of SFAS No. 145 will have a material impact on its results of operations or its financial position.

NOTE 2 — REDEMPTION OF SHARES

The Company has been a joint-venture of IMCO B.V., which is an affiliate of IMCO Inc., and HYDRO (VAW AG). HYDRO (VAW AG) had been a wholly owned subsidiary of E.ON. Both joint venture partners held 50 % of the Company. On March 15, 2002, NORSK HYDRO ASA, Oslo, Norway (hereinafter also referred to as ‘NORSK HYDRO’), a Norwegian oil and energy, aluminum and fertilizer company, announced that it had completed the purchase of HYDRO (VAW AG).

Under the terms of the joint venture agreement, upon a change of control of one shareholder, the remaining shareholder may, if certain conditions are met, elect to cause the joint venture to redeem the shares held by the shareholder whose control was changed.

On June 10, 2002 the Company announced its intention to redeem the shares currently being held by HYDRO (VAW AG). Upon announcement of the redemption, the voting rights of the shareholder HYDRO (VAW AG) were suspended with immediate effect.

The compensation due to the departing shareholder pursuant to the articles of incorporation is calculated in accordance with the articles of incorporation according to the capitalized earnings value pursuant to Statement 2/83 of the Main Technical Committee of the Institut der Wirtschaftsprüfer in Deutschland e.V. and is to be paid in five equal annual installments. As of December 31, 2002, the redemption price has not been agreed upon by the parties, therefore the amount of the initial installment payment has been calculated as stipulated by the articles of incorporation on the basis of the value reported in the last financial statements (book value of equity as of December 31, 2001 under German GAAP). Based on the book value of the equity as of December 31, 2001 the estimated redemption price due to the departing shareholder amounts to KEUR 9,385 of which the initial installment payment of KEUR 1,877 payable by the Company was outstanding and past due as of December 31, 2002. Also, see Note 13 “Subsequent Events”.

In accordance with German legislation and jurisdiction, the redemption will only become valid and the shares will only be extinguish once the final payment has been made to the departing shareholder. The payment of the final amounts due therefore represents a condition precedent for the effectiveness of the redemption resolution and has to be paid out of freely available capital at the level of VAW-IMCO in subsequent years. Therefore the redemption is a pending transaction and no reduction of equity will be recorded until the last payment has been made.

As a result of the redemption of shares, goods and services received or given to subsidiaries of the departing shareholder, HYDRO (VAW AG), are consequently not shown as accounts due from or due to affiliated companies contrary to prior year, but are shown as accounts receivable or accounts payable, trade in the balance sheet as of December 31, 2002. As of December 31, 2001, goods and services received or given to the subsidiaries of the departing shareholder HYDRO (VAW AG) are shown as accounts due from or due to affiliated companies.

The shareholder IMCO B.V. has the sole voting rights as of June 10, 2002. Goods and services received or given to subsidiaries, which are controlled by IMCO Inc. are shown as accounts due from or due to affiliated companies.

NOTE 3 — INVENTORIES

The components of inventories as of December 31 are as follows:

	2002 KEUR	2001 KEUR
Raw materials and supplies	11,429	11,362
Work-in-process	3,423	2,103
Finished goods	7,719	6,925

	22,571	20,390

Shipping costs amounting to KEUR 5,001 (2002), KEUR 3,564 (2001) and KEUR 3,292 (2000), respectively, are included in selling, general and administrative expenses.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

The components of property and equipment as of December 31 are as follows:

	2002 KEUR	2001 KEUR
Land, buildings and improvements	7,109	7,015
Production equipment and machinery	35,025	34,021
Office furniture, equipment and other	5,036	5,206
Construction-in-progress	426	382

	47,596	46,624
Accumulated depreciation	(19,012)	(15,631)

	28,584	30,993

Estimated useful lives for buildings and improvements range from 10 to 25 years, machinery and equipment as well as office furniture and equipment range from 3 to 15 years.

Depreciation expense (Property and equipment) amounts to KEUR 3,954 (2002), KEUR 2,837 (2001) and KEUR 3,154 (2000), respectively.

Intangible assets, including purchased software, amount to KEUR 1,265 and KEUR 1,407 as of December 31, 2002 and 2001, respectively. The accumulated amortization on the intangible assets amounts to KEUR 973 and KEUR 688 as of December 31, 2002 and 2001, respectively.

Amortization expense for intangible assets amounts to KEUR 267 (2002), KEUR 279 (2001) and KEUR 264 (2000), respectively.

In December 2002, the Company entered into a restructuring plan to replace certain assets, primarily furnaces, with new and more efficient ones. As of December 31, 2002, the Company performed an impairment test in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on the assets to be replaced which resulted in the Company recording an impairment charge amounting to KEUR 706. This loss is included in the income statement in the caption cost of sales. The fair value has been determined based on estimates of future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the furnaces through their disposal dates.

In connection with the restructuring plan described above, the Company has recorded an accrual for the disposal of certain assets, primarily furnaces, amounting to KEUR 800 as of December 31, 2002. The disposal costs are based on third party estimates and have been accrued in accordance with EITF 94-3. The Company will stop production and third parties will dispose of these assets before July 31, 2003.

NOTE 5 — INCOME TAXES

German trade tax on income is levied on a company’s taxable income adjusted for certain revenues which are not taxable for trade tax purposes and for certain expenses which are not deductible for trade tax purposes. The trade tax rate is dependent on the municipality in which the company operates. The effective statutory trade tax rate was 16.7 % for fiscal year 2002. Trade tax is deductible for corporate income tax purposes which is reflected in the rate shown above.

The effective statutory corporate income tax rate in Germany was 25 % for the fiscal year 2002 on non-distributed and on distributed profits. In addition, since January 1, 1998 German corporations are subject to a surtax in connection with the reunification of Germany of 5.5 % of aggregate income tax liabilities.

The provisions for income taxes for the years ended December 31 are as follows:

	2002 KEUR	2001 KEUR	2000 KEUR
Current:
Corporate	1,634	2,173	1,211
Trade	1,330	1,622	982
Capital yield tax	4	0	0

	2,968	3,795	2,193
Deferred:
Corporate	119	125	924
Trade	91	95	886

	210	220	1,810

	3,178	4,015	4,003

The provisions for income taxes for the periods ended December 31, 2002, 2001 and 2000 are different from that which would be obtained by applying the German statutory income tax rate of 38.65 % for 2002, 2001 and the German income tax rate of 43.04 % for 2000 to income before income taxes, as follows:

	2002 KEUR	2001 KEUR	2000 KEUR
Income taxes at the statutory rate	2,979	4,162	4,304
Current taxes last year	(4)	(42)	0
Modifications for trade tax	217	0	0
Change in tax rate for deferred taxes	0	0	(458)
Other	(14)	(105)	157

	3,178	4,015	4,003

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

	2002 KEUR	2001 KEUR
Deferred tax liabilities:
Accumulated depreciation	4,353	3,610
Inventories	812	1,247
Accrued liabilities	243	191
Accounts receivable	67	5
Other assets (derivatives recognized at fair value)	502	0

Total deferred tax liabilities	5,977	5,053

Deferred tax assets:
Pension	80	85
Accrued liabilities	552	358
Other liabilities (derivatives recognized at fair value)	525	0

Total deferred tax assets	1,157	443

Net deferred tax liability thereof current: KEUR 971 for 2002 and KEUR 1,209 for 2001 and long-term: KEUR 3,849 for 2002 and KEUR 3,401 for 2001	4,820	4,610

At December 31, 2002 and 2001, management believes that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance has been recorded at December 31, 2002 and 2001.

The increase in taxable differences results mainly from different depreciation methods for US-GAAP and German tax purposes and is partially offset by a decrease in taxable differences related to inventory balances as a result of the LIFO method for German tax purposes versus the average costing method for US-GAAP.

NOTE 6 — LONG-TERM DEBT

Long-term debts at December 31, 2002 and 2001 are summarized as follows:

	2002 KEUR	2001 KEUR
(1) Commerzbank bank loan, interest rate at 6-month-LIBOR (weighted average interest rate of 3.483 % and 4.465%, respectively, fixed with a swap, see Note 6) with semiannual interest payments and repayment of KEUR 10,226 at maturity, matures on May 15, 2003	10,226	10,226

(2) Landesbank Rheinland-Pfalz bank loan, interest rate at 6-month-LIBOR (weighted average interest rate of 3.483 % and 4.465%, respectively, fixed with a swap, see Note 6) with semiannual interest payments and repayment of KEUR 10,226 at maturity matures on May 15, 2003	10,226	10,226

(3) Various Commerzbank investment credits:
Investment credit, fixed interest rate of 4.2 % per annum with quarterly interest payments and semiannual repayments of KEUR 189 matures March 31, 2004	568	946
Investment credit, fixed interest rate of 5.875 % per annum with quarterly interest payments and quarterly repayments of KEUR 66 matures September 30, 2004	463	728
Investment credit, fixed interest rate of 4.5 % per annum with quarterly interest payments and semiannual repayments of KEUR 89 matures March 31, 2004	267	445
Investment credit, fixed interest rate of 4.5 % per annum with quarterly interest payments and semiannual repayments of KEUR 21 matures March 31, 2004	64	107
Investment credit, fixed interest rate of 5.45 % per annum with quarterly interest payments and quarterly repayments of KEUR 6 matures March 31, 2004	30	54

Total various Commerzbank investment credits	1,392	2,280

Subtotal	21,844	22,732
Less current maturities	(21,340)	(888)

Long-term debt	504	21,844

The purpose of long-term debts (1) and (2) are for investments in furnaces as well as for necessary working capital, whereas long-term debts (3) are for equipment investments only. The debt obligations are unsecured. However, financial ratios and other covenants have to be met according to credit loan agreements. As of December 31, 2002 and 2001, VAW-IMCO is in compliance with all financial ratios and other covenants related to the above debt arrangements.

The fair value of the long-term debts approximates its fair value due to its interest rate resets according to LIBOR. The Company uses interest rate swaps to convert its variable rate debt to fixed rates. See Note 7 for additional information regarding the Company’s hedging activities.

In addition, the Company has available a KEUR 10,226 short-term working capital line of credit with Commerzbank which is not utilized as of December 31, 2002 nor 2001.

For the years ended 2002, 2001 and 2000, the total amount of interest cost amounting to KEUR 1,732 (2002), KEUR 1,537 (2001) and KEUR 1,587 (2000), respectively, incurred during the period was charged to expense.

Scheduled maturities of long-term debt subsequent to December 31, 2002 are as follows:

KEUR
Mature in 2004	504

The Company is in contact with banks regarding the refinancing of the long-term debt.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps

The Company uses interest rate swaps to convert its variable rate financing activities to fixed rates. These derivative financial instruments are designated as cash flow hedges. The Company assumes that there will be no hedge ineffectiveness in the cash flow hedging relationship between the floating-rate debt and the swap. Therefore, changes in the value of the swaps have been recorded in other comprehensive income as of the balance sheet date.

As of December 31, 2002 and 2001, the Company has the following interest rate swap contracts outstanding: Interest rate swap contracts relating to a variable rate loan with Landesbank Rheinland-Pfalz and relating to another variable rate loan with Commerzbank. These agreements convert the variable rate on LIBOR to a fixed rate of 6.210 % for Landesbank Rheinland-Pfalz and 6.144 % for Commerzbank on a notional amount of KEUR 10,226 each and mature both on May 15, 2003.

Based on current interest rates for similar transactions, net present value of these interest rate swaps at December 31, 2002 amount to KEUR (117) and at December 31, 2001 to KEUR (360), related to the Landesbank Rheinland-Pfalz loan and at December 31, 2002 to KEUR (113) and at December 31, 2001 to KEUR (350), related to the Commerzbank loan. The total fair value of the swaps in 2002 and 2001 is recorded amounting to KEUR 141 and KEUR 436, net of tax, respectively and is recorded in other current liabilities.

Market value of the swaps is the same as carrying value as SFAS No. 133 requires derivatives to be recognized in the financial statements at market value. Credit and market risk exposures are limited to the net interest differentials.

Forward contracts

VAW-IMCO operates in the aluminum recycling industry and hedges fixed sales prices of customers’ orders with future delivery date as well as metal input (quantity and pricing) for producing the order quantity to maintain the margin of these sales. The Company uses forward contracts to hedge the risk exposure of changes in the LME-quotation with buying/ selling Aluminum forward contracts (LME High Grade Aluminum EUR/ USD (hereinafter referred to as ‘HG’) and LME Aluminum Alloy EUR/ USD (hereinafter referred to as ‘AA’)).

Aluminum forward contracts are entered into for the purpose of hedging the market risk of changing prices of aluminum purchases and sales. Changes in the value of the forward contracts are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. As of December 31, 2002 open forward contracts do not qualify for hedge accounts in accordance with SFAS No. 133 and accordingly, derivative gains and losses from changes in value are recognized in earnings immediately. The Company continues to classify all gains and losses on derivative instruments in cost of sales. The fair values of the forward contracts are recorded as either other current assets or other current liabilities depending on the rights and obligations under the contracts. At December 31, 2002 the Company had derivative assets of KEUR 1,297 classified as other current assets as well as derivative liabilities of KEUR 1,357 classified as other current liabilities. The open forward contracts as of December 31, 2001, do qualify for hedge accounting in accordance with SFAS No. 133 and therefore all changes in value have been recognized in other comprehensive income. At December 31, 2001 the Company had derivative assets of KEUR 107 classified as other current assets as well as derivative liabilities of KEUR 32 classified as other current liabilities. The net fair value of these contracts at December 31, 2002 and 2001 are KEUR (60) and KEUR 75, respectively. The net derivative gain included in other comprehensive income at December 31, 2001 has been reclassified into earnings based on when the related hedged items were recognized in earnings

The Company has forward contracts for aluminum outstanding as of December 31, 2002 and 2001 as follows:

	2002		2001
	Quantity [tons]	contract value	Quantity [tons]	contract value
Purchase contracts
LME HG Aluminum EUR	21,300	€28,851	1,750	€2,650
LME HG Aluminum USD	15,325	$20,691	0	0
LME AA Aluminum EUR	10,820	€13,843	0	0
LME AA Aluminum USD	0	0	0	0

Sales contracts
LME HG Aluminum EUR	21,775	€29,637	1,050	€1,653
LME HG Aluminum USD	4,125	$5,706	0	0
LME AA Aluminum EUR	10,820	€13,889	0	0
LME AA Aluminum USD	11,600	$14,932	0	0

These contracts mature between January and May 2003 (January and June 2002, respectively for 2001), except for a small amount of open positions as of December 31, 2002 matures in the fiscal year 2004.

The Company’s credit risk associated with these contracts is generally limited to the unrealized gain/ loss, should any counter party fail to perform as contracted. The counter party to the Company’s forward contract consists of major international broker institutions. The Company continually monitors the credit quality of these institutions and does not expect non-performance by the counter party.

Market value on the forward contracts is the same as carrying value as SFAS No. 133 requires derivatives to be recognized in the financial statements at market value.

Foreign exchange forward contracts (Forex GBP)

In 2002, the Company has entered into foreign exchange forward contracts amounting to a total notional amount of KEUR 1,347 sold with maturity January/ February 2003. As of December 31, 2002, the Company measured these contracts at fair value and recognized an asset amounting to KEUR 31 in the balance sheet. Changes in fair value have been recognized in earnings immediately. The Company classifies all gains and losses on foreign exchange forward contracts in other operating income or other operating expenses. Foreign exchange forward contracts are not designated as hedging instruments.

NOTE 8 — PENSION PLAN

The Company maintains a defined benefit pension plan for its employees.

Pension cost for the Company’s defined pension plan includes the following components:

	2002 KEUR	2001 KEUR
Service cost	309	255
Interest cost	562	565

Net periodic pension cost	871	820

Change in Projected Benefit Obligation (PBO):

	2002 KEUR	2001 KEUR
PBO at January 1	8,667	7,777
Effect of amendments on PBO	(13)	0
Service cost	309	255
Interest cost	562	565
Actuarial loss/ (gain)	1,130	181
Benefits paid	(186)	(111)

PBO at December 31	10,469	8,667
Unrecognized net loss	(1,391)	(262)
Provision for pension insurance	76	59
Transfer of assets	19	(13)
Other	89	104

Pension liability at December 31	9,262	8,555

Actuarial assumptions as of December 31, 2002 and 2001 are as follows:

	2002	2001
Interest rate (changed in 2002 due to changes in long-term interest market conditions in the European market place)	6.2%	7.0%
Compensation increase	3.0%	3.0%
Cost-of-living increase for pensions	2.0%	2.0%

The computation of the accrual is based on the following retirement ages which reflect present legal early retirement provisions in Germany:

Males	63 years
Females	60 years
Disabled	60 years

The PBO as of December 31, 2002 and 2001 includes an unrealized loss amounting to KEUR 1,391 (2002), and KEUR 262 (2001), respectively. The unrealized loss as of

December 31, 2002 exceeds 10 % of the PBO, so an amortization is required starting in the financial year 2003.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME

	2002 KEUR	2001 KEUR
Accumulated Other Comprehensive Income (Loss) as of January 1,	(389)	0
Cash flow hedges
Unrealized net derivative gain/ (losses) (less tax of KEUR (169), KEUR 25)	268	(122)
Reclassification adjustment for net amounts included in net income (less tax of KEUR (13), KEUR (168))	(20)	(267)

Accumulated Other Comprehensive Income (Loss) as of December 31,	(141)	(389)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Regulatory and legal environment

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could possibly require the Company to make substantial expenditures in the future. At December 31, 2002, 2001 and 2000, the Company is in compliance with all environmental laws and management is not aware of any amendments of laws which might result in noncompliance in the future.

Purchase commitments

Purchase commitments for raw materials (aluminum scrap material and other services) with maturities within one year amount to KEUR 25,400 as of December 31, 2002, KEUR 33,237 as of December 31, 2001 and KEUR 30,839 as of December 31, 2000.

Financial contingencies resulting from redemption

As discussed in Note 2, the Company has announced its intention to redeem the shares currently being held by HYDRO (VAW AG). In accordance with the joint venture agreement, the calculation of the redemption price is to be determined by an evaluation conducted under a standard issued by the Institute of German Certified Public Accountants (HFA 2/83 / IDW S1). As of December 31, 2002 the redemption price has not been agreed upon by the two parties, therefore the amount of the initial installment payment has been calculated as stipulated by the articles of incorporation on the basis of the value reported in the last financial statements (book value of equity as of December 31, 2001 under German

GAAP). Based on this book value of the equity as of December 31, 2001, the estimated redemption price due to the departing shareholder amounts to KEUR 9,385 of which the initial installment payment of KEUR 1,877 payable by the Company was outstanding as of December 31, 2002. Also see Note 13 “Subsequent Events”.

Leases

The Company leases several forklifts under non-cancelable operating leases, which expires at various dates in the financial year 2005. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Rental expense for all operating leases except those with terms of a month or less that were not renewed amount to KEUR 332, KEUR 10 and KEUR 1 for the period ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively, and include only minimum rentals.

The following is a schedule, by year and in aggregate, of future minimum lease payments under non-cancellable operating leases having remaining terms in excess of one year at December 31, 2002:

KEUR
2003	397
2004	392
2005	139

Total minimum lease payments	928

Major customers

In the fiscal year 2002, there are two major customers with revenues above 10 % of the total revenues (representing 19 % and 13 % of the total revenues). In the fiscal year 2001, there are two major customers with revenues above 10 % of the total revenues (representing 15 % and 14 % of the total revenues). In the fiscal year 2000, there are three major customers with revenues above 10 % of the total revenues (representing 14%, 12 % and 10 % of the total revenues). The loss of one of these customers could have a material effect upon the business of the Company and its future operating results. Beginning in financial year 2003 one of VAW-IMCO’s major customers will shut down its operations and will progressively reduce purchases through 2006.

NOTE 11 — SEGMENT INFORMATION

The Company adopted SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information”. These rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The Company’s business consists solely of aluminum recycling and alloying (one integrated process which constitutes a single business unit), therefore the product-line segment disclosure has been omitted. This product has been manufactured in Germany, where the Company operates, for various customers in Europe.

Description of types of products

The Company delivers aluminum in molten (just-in-time delivery) and ingot form to aluminum producers. It primarily serves the European car makers and car suppliers industry but also supplies the construction sector and other markets.

Geographic information

The following table sets forth the geographic breakout of revenues (based on customer location):

	2002 KEUR	2001 KEUR	2000 KEUR
Revenues from external customers

Domestic (Germany)	193,743	193,530	182,377
European Union and other Europe
United Kingdom	12,089	210	0
Austria	8,374	3,031	1,728
Netherlands	7,573	8,047	3,647
Turkey	7,416	3,865	2,432
Hungary	2,287	319	0
France	2,262	3,845	2,453
Other	9,739	5,212	4,852

	49,740	24,529	15,112
Other non European countries	1,035	483	0

Total	244,518	218,542	197,489

Revenues from related parties	15,492	34,662	30,835

	260,010	253,204	228,324

Most of the non domestic revenues to third parties (41 % in 2002, 71 % in 2001 and 76 % in 2000) are realized within the European Union.

As discussed in Note 2, due to the redemption of the share in VAW-IMCO of HYDRO (VAW AG) by the Company the voting rights of the departing shareholder were suspended (until the effectiveness of the redemption). Therefore since June 10, 2002 revenues from subsidiaries of HYDRO (VAW AG) are not disclosed as revenues from related parties.

NOTE 12 — RELATED PARTY TRANSACTION

In fiscal years 2001 and 2000, the Company purchased certain materials from IMCO Recycling UK Ltd. (affiliate of IMCO Inc.) in the total amount of KEUR 372 (2001) and KEUR 1,775 (2000), respectively (no purchases in 2002 at all). As of December 31, 2002, 2001 and 2000, payables due to IMCO Recycling UK Ltd. amount to KEUR 17 (2002), KEUR 0 (2001) and KEUR 190 (2000), respectively. As of December 31, 2002 payables due to IMCO Inc. amount to KEUR 54. All purchases are made on an arms length basis in the normal course of business.

IMCO B.V. has the sole voting rights as of June 10, 2002 and therefore control. Until the final effectiveness of the redemption and execution IMCO B.V. does not own more than a 50 % equity interest in the Company.

Moreover, certain transactions as described below have been undertaken with HYDRO (VAW AG) and various subsidiaries thereof, which are considered as related parties until June 10, 2002. These purchases are made at arms length basis in the normal course of business:

•	In the first half of fiscal year 2002 Metal Services Division of HYDRO (VAW AG) has been the main counter party for handling LME aluminum forward contracts described in Note 7 above.
•	With Aluminum Norf GmbH, Neuss-Norf, Germany (50 % subsidiary of HYDRO (VAW AG)), the Company has entered into an agreement for tolling aluminum dross.
•	There are various commercial agreements with HYDRO (VAW AG) as well as service agreements with other subsidiaries of HYDRO (VAW AG).

NOTE 13 — Subsequent Events

On March 14, 2003 IMCO B.V., VAW-IMCO and HYDRO (VAW AG) have come to a mutual agreement on the redemption price due to the departing shareholder, HYDRO (VAW AG), in the amount of KEUR 30,407.5 (IMCO B.V. and VAW-IMCO). The first installment payment of KEUR 6,081.5 shall be due and payable within three banking days after the signing of the agreement. The remaining installments shall be paid in accordance with the articles of incorporation in four equal annual installments beginning in December 2003.