Form 10-Q
period 2003-03-31
IMCO RECYCLING INC
filed 2003-05-15
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2003.

Common Stock, $0.10 par value, 15,297,712

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,044	$6,875
Accounts receivable (net of allowance of $1,889 and $1,205 at March 31, 2003 and December 31, 2002, respectively)	74,342	24,501
Inventories	61,167	42,730
Deferred income taxes	3,390	3,355
Other current assets	14,167	13,210

Total Current Assets	178,110	90,671
Property and equipment, net	214,321	187,451
Goodwill	67,961	51,118
Investments in joint ventures	1,175	17,467
Other assets, net	6,209	4,703

	$467,776	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$103,451	$77,682
Accrued liabilities	24,538	18,589
Notes payable	9,000	7,420
Current maturities of long-term debt	136,354	94,075

Total Current Liabilities	273,343	197,766
Long-term debt	34,408	14,550
Deferred income taxes	15,754	10,883
Other long-term liabilities	25,359	11,347

STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,144,618 issued at March 31, 2003; 17,142,404 issued at December 31, 2002	1,714	1,714
Additional paid-in capital	103,793	103,958
Deferred stock compensation	(2,806)	(3,099)
Retained earnings	47,541	46,218
Accumulated other comprehensive loss from foreign currency translation adjustments and deferred hedging gains/losses	(9,342)	(9,830)
Treasury stock, at cost; 2,039,827 shares at March 31, 2003; 2,049,941 shares at December 31, 2002	(21,988)	(22,097)

Total Stockholders’ Equity	118,912	116,864

	$467,776	$351,410

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2003	2002
Revenues	$195,083	$157,901
Cost of sales	183,176	149,312

Gross profits	11,907	8,589
Selling, general and administrative expense	8,005	5,667
Interest expense	2,349	2,251
Fees on receivables sale	290	419
Interest and other income	67	(102)
Equity in net earnings of affiliates	(925)	(272)

Earnings before provision for income taxes and minority interests	2,121	626
Provision for income taxes	646	194

Earnings before minority interests	1,475	432
Minority interests, net of provision for income taxes	152	50

Earnings before accounting change	1,323	382
Cumulative effect of accounting change (net of tax) for goodwill impairment	—	(58,730)

Net earnings (loss)	$1,323	$(58,348)

Net earnings (loss) per common share:
Basic before accounting change	$0.09	$0.03
Cumulative effect of accounting change	$—	$(4.01)

Basic earnings (loss) per share	$0.09	$(3.98)
Diluted before accounting change	$0.09	$0.03
Cumulative effect of accounting change	$—	$(3.98)

Diluted earnings (loss) per share	$0.09	$(3.95)
Weighted average shares outstanding:
Basic	14,502	14,651
Diluted	14,548	14,762

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2003	2002
OPERATING ACTIVITIES
Earnings before accounting change	$1,323	$382
Depreciation and amortization	6,305	6,094
Provision for (benefit from) deferred income taxes	416	(130)
Equity in earnings of affiliates	(925)	(272)
Other non-cash charges	995	(75)
Changes in operating assets and liabilities:
Accounts receivable	(10,973)	(6,485)
Accounts receivable sold	(4,400)	(2,200)
Inventories	1,081	1,451
Other current assets	613	(4,409)
Accounts payable and accrued liabilities	(3,200)	7,631

Net cash from (used by) operating activities	(8,765)	1,987

INVESTING ACTIVITIES
Payments for property and equipment	(2,392)	(1,310)
Redemption of shares by VAW-IMCO, net of cash acquired	15,669	—
Other	121	2,524

Net cash from investing activities	13,398	1,214

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility	12,500	(3,300)
Net proceeds of long-term debt	1,181	—
Other	(93)	78

Net cash from (used by) financing activities	13,588	(3,222)

Effect of exchange rate differences on cash and cash equivalents	(52)	47

Net increase in cash and cash equivalents	18,169	26
Cash and cash equivalents at January 1	6,875	3,301

Cash and cash equivalents at March 31	$25,044	$3,327

SUPPLEMENTARY INFORMATION
Cash payments for interest	$1,540	$1,279
Cash payments for income taxes, net of refunds	$1,106	$48

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

(dollars in tables are in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the “Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B—SALE OF RECEIVABLES

The net proceeds under the Company’s Receivables Sale Agreement were $56,900,000 and $61,300,000 at March 31, 2003 and December 31, 2002, respectively. During the first quarter of 2003, the Company incurred fees on the sale of its receivables in the amount of $290,000. During the same quarter of 2002, the Company incurred fees in the amount of $419,000.

Under the receivables sales facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. The Purchase Limit (the aggregate amount of receivables that can be sold) is $75,000,000. This facility is scheduled to expire in November 2003. If the receivables sale facility is not renewed or if a replacement facility through another financial institution is not obtained by November 2003, the Company would be required to borrow additional funds. If the Company were to borrow funds for these purposes under its senior revolving credit facility, the costs of funds under this facility are not as favorable to the Company as those under the receivables sales facility.

NOTE C—INVENTORIES

The components of inventories are:

	March 31, 2003	December 31, 2002
Finished goods	$23,839	$19,711
Raw materials	31,385	21,297
Supplies	5,943	1,722

	$61,167	$42,730

NOTE D—INCOME TAXES

After excluding the effects of equity income from the Company’s interest in the VAW-IMCO joint venture, which is reported on an after tax basis, and before the cumulative effect of the change in accounting principle, the Company recorded an effective tax rate of 39% for the three month period ended March 31, 2003 compared to an effective tax rate of 41% for the comparable period in 2002. The Company’s tax provision for the three-month period ended March 31, 2003 includes the foreign tax provision for VAW-IMCO effective March 1, 2003. (See NOTE K—VAW-IMCO regarding the acquisition of the remaining interest in the VAW-IMCO joint venture.)

NOTE E—LONG-TERM DEBT

Company Credit Facilities. The Company currently has in place a senior secured revolving credit facility and a receivables sale facility. (See NOTE B—SALE OF RECEIVABLES for information regarding the receivables sales facility.)

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. As of March 31, 2003, the Company had $106,500,000 of indebtedness outstanding under the Credit Agreement and had $6,500,000 currently available for borrowing based on the terms of the amended agreement. At March 31, 2003, the Company had standby letters of credit outstanding of $7,423,000 with several banks. The term of the Credit Agreement expires on December 31, 2003, therefore, the $106,500,000 in indebtedness outstanding under this facility is classified as a current liability.

On April 28, 2003, the Company’s management and lenders agreed on an amendment to the Company’s revolving credit agreement that, among other things, eases certain restrictive financial covenants effective March 31, 2003 and for the remainder of 2003.

This Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 28, 2003, added new provisions to and modified existing provisions of the Credit Agreement, principally to ease certain financial covenants effective March 31, 2003 and for the remainder of 2003. The allowable total debt to EBITDA ratio was raised to 4.0:1.0 and the interest coverage ratio was reduced to 2.7:1.0 for March 31, 2003 with further easing of both ratios through the remainder of 2003. The maximum amount under the Credit Agreement which the Company can borrow under the facility was reduced to $150,000,000 and requires the Company to submit financial statements monthly.

The amendment to the Second Amended and Restated Credit Agreement also contained provisions requiring the Company to engage by June 2, 2003 a financial advisory firm regarding a total refinancing of the indebtedness under the facility, and to have in place by June 30, 2003 satisfactory evidence of progress in effecting a total refinancing of the facility indebtedness, or a binding agreement for a transaction that would result in a total refinancing of that indebtedness by October 6, 2003. The amendment also modified certain financial covenants and reporting provisions, as noted above, and added a new provision requiring minimum cumulative EBITDA accrued during 2003 (beginning with the second quarter) to be satisfied on a monthly basis. If the facility is not refinanced by October 6, 2003, additional fees will be owed to the lenders and higher interest rate margins over base rate and LIBOR will be imposed.

The Company is required to prepay indebtedness under this facility from the proceeds of certain debt or equity financings. The facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock are restricted. Domestic capital expenditures for the Company and its restricted subsidiaries are limited to those funded by the Company’s internally generated cash and its international operations, plus up to $15,000,000 per year for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The Credit Agreement classifies certain of the Company’s existing foreign subsidiaries and permit other subsidiaries as “unrestricted subsidiaries.” The Company’s unrestricted subsidiaries are not subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject to under the Credit Agreement, but revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that cash distributions are received by the Company or its restricted subsidiaries). VAW-IMCO was deemed an “unrestricted subsidiary” beginning in March 2003.

The indebtedness under this facility is secured by substantially all of the Company’s personal property (except for the receivables and certain related assets subject to sale under the Company’s receivables sale facility), and first lien mortgages on 19 of the Company’s operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

If the Company’s receivables sales facility commitment terminates, or if the total amount of the commitment or availability under the receivables sales facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company’s revolving credit facility and its receivables sales facility both expire in the fourth quarter of 2003. The Company is exploring various alternatives to obtain satisfactory financing arrangements in sufficient amounts to meet the Company’s financing requirements, and expects to complete this process by the end of the third quarter of 2003. While no assurances can be made, management believes the Company will be successful in negotiating a replacement or replacements for its existing credit facilities. The replacement of these existing facilities is, however, expected to increase the Company’s future borrowing costs.

Giving effect to the amendment to the credit agreement, the Company believes that its cash on hand, the receivables sales facility, the availability of funds from various financing sources and the Company’s anticipated internally-generated funds will be sufficient to fund its operational needs during 2003. In the event the Company is unable to meet the new financial covenant requirements during 2003, the Company will be required to request a waiver or an additional amendment for such noncompliance. No assurances can be given that a waiver or further amendments will be granted or entered into. Furthermore, if new or additional sources of credit financing prove not to be available, or not available on terms advantageous to the Company, then the Company may, among other things, have to further curtail its growth and expansion plans until economic or credit market conditions improve, and resort to alternative means to obtain funds to retire its outstanding credit facility indebtedness, such as selling assets or equity securities.

VAW-IMCO Credit Facilities.    For information concerning credit facilities in place to finance VAW-IMCO’s operations, see Note 6—Long Term Debt of the audited financial statements of VAW-IMCO Guss und Recycling GmbH for the three years ended December 31, 2002 contained in the Company’s Annual Report of Form 10-K for its fiscal year ended December 31, 2002 (Part IV, Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K”).

VAW-IMCO had its own long-term debt financing in place prior to its consolidation in the Company’s accounts. This financing is independent from that described above. VAW-IMCO uses its long-term debt financing primarily for its investments in furnaces, as well as for its working capital needs. As of March 31, 2003, VAW-IMCO’s long-term debt of approximately $23,000,000 was classified as a current maturity due to the long-term debt expiring on May 15, 2003. As of May 7, 2003, VAW-IMCO was able to secure a new long-term financing arrangement with a German bank for 10,000,000 euros ($11,400,000). The agreement is for five years and will expire in May of 2008. The interest rate is a floating rate calculated by taking the Europaische Zentralbank (EZB rate), plus 125 basis points. In addition, VAW-IMCO has been in discussions with one of its current lenders to refinance another 10,000,000 euros ($11,400,000) of its outstanding debt. It is anticipated that this negotiation process will culminate in another five year agreement between VAW-IMCO and this lender. Both lending agreements will contain financial covenant requirements for VAW-IMCO, that include the net equity ratio, minimum net equity and the interest coverage ratio.

NOTE F—RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Under the provisions of this standard, the Company recorded the estimated fair value of liabilities for existing asset retirement obligations, as well as associated asset retirement costs, which were capitalized as increases to the carrying amounts of related long-lived assets. The amounts recorded are for legal obligations associated with the normal operation of the Company’s landfills and the retirement of those assets. The Company’s asset retirement obligations consist primarily of environmental remediation costs associated with Company owned landfills.

The amounts recognized for landfill asset retirement obligations, as of January 1, 2003, were $4,177,000 for its Morgantown, Kentucky landfill and $1,018,000 for its Sapulpa, Oklahoma landfill. The related asset retirement cost, for each facility, was capitalized as a long-lived asset (asset retirement cost) which is to be amortized over the remaining useful life of the landfills.

The landfill asset retirement obligation will be adjusted over time to recognize the current fair value of the obligation. Changes to the asset retirement obligation will be recognized as accretion expense in the period of the change in the asset retirement obligation.

The asset retirement cost is to be amortized over the useful life of the asset as items are added to the respective landfills. The Company had been previously accruing and expensing for the costs of the closure of the Morgantown, Kentucky and Sapulpa, Oklahoma landfills. The anticipated remaining lives of these landfills are 7 years and 4 years, respectively. These closure costs will continue to be expensed over the estimated lives of these landfills. These accumulated closure costs reduced the amount of the asset retirement costs recognized in the Company’s balance sheet. The net amount of asset retirement costs recognized in the Company’s balance sheet as of January 1, 2003 was $1,912,000 ($5,195,000 in asset retirement cost, net of $3,283,000 of accumulated amortization).

No cumulative effect adjustment was recognized upon the adoption of SFAS 143 due to the Company previously accruing costs related to such obligations.

NOTE G—NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended March 31,
	2003	2002
Numerators for basic and diluted earnings (loss) per share:
Net earnings before cumulative effect of account change	$1,323	$382
Cumulative effect of accounting change	—	(58,730)

Net earnings (loss)	$1,323	$(58,348)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,502,356	14,651,052
Dilutive potential common shares-stock options	45,416	110,638

Denominator for diluted earnings (loss) per share	14,547,772	14,761,690

Net earnings (loss) per share:
Basic before cumulative effect	0.09	0.03
Basic after cumulative effect	0.09	(3.98)
Diluted before cumulative effect	0.09	0.03
Diluted after cumulative effect	0.09	(3.95)

NOTE H—OPERATIONS

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2002.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the complaint and is in the discovery stage of the process. A motion for summary disposition has been filed raising legal and factual defenses to portions of the State’s complaint. The Company believes that it has meritorious defenses to the claims and plans a vigorous defense. The Company has been pursuing settlement negotiations with the State.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation (“NOV”) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company’s Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency, and there have been no developments in this matter since that date.

Additionally, there is the possibility that expenditures could be required at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company’s results of operations in future periods.

The Company was a defendant in a personal injury case in state court in Missouri. In August 2002, the trial court entered a final judgment against the Company for $4,000,000. On January 10, 2003, the Company posted a security bond of approximately $4,223,000. The Company is also currently involved in litigation with certain of its former insurance carriers and brokers with regards to its ultimate liability in this matter, and management currently believes that the Company will be reimbursed (subject to deductible limitations) for any losses related to this matter.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

NOTE I—OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents net income and the effect of adding components of other comprehensive income, which are items that change equity during the reporting period, but are not included in net income.

	Three months ended March 31,
	2003	2002
Net earnings (loss)	$1,323	$(58,348)
Hedging, net of tax	237	(1,542)
Foreign currency translation adjustment and other	251	167

Total comprehensive earnings (loss)	$1,811	$(59,723)

NOTE J—SEGMENT REPORTING

The Company now has three reportable segments: aluminum-domestic, aluminum-international, and zinc. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation. In March of 2003, the Company reached an agreement to acquire the full ownership of its 50 percent owned joint venture in Germany (VAW-IMCO) (See NOTE K—VAW-IMCO below). Effective March 1, all of VAW-IMCO’s accounts were consolidated into the Company’s financial statements. Previously, VAW-IMCO’s financial results had been reported under the equity method of accounting which only recorded the Company’s 50 percent share of VAW-IMCO’s after tax earnings. As a result of the consolidation of the financial condition and results of operations of VAW-IMCO into the Company’s consolidated financial statements, and adjustments to the Company’s internal financial reporting structure, the Company now recognizes an international aluminum segment, in addition to its domestic aluminum and zinc segments.

The domestic aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures, within the United States. The Company’s international aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures, outside of the United States. The Company’s zinc segment represents all of the Company’s zinc melting, processing and brokering activities. Prior period results have been restated to reflect the international segment. The table below shows the Company’s segment assets as of March 31, 2003 compared to December 31, 2002.

	March 31, 2003	December 31, 2002
Assets:
Aluminum-Domestic	$207,391	$195,056
Aluminum-International	158,650	47,286
Zinc	79,349	80,277
Other unallocated assets	22,386	28,791

Total Assets	$467,776	$351,410

The following tables shows the Company’s segment revenues and income for the three months ended March 31, 2003 and 2002, respectively.

	Three months ended March 31,
	2003	2002
REVENUES:
Aluminum-Domestic	$127,117	$115,392
Aluminum-International	33,264	6,046
Zinc	34,702	36,463

Total revenues	$195,083	$157,901

INCOME:
Aluminum-Domestic	$5,813	$6,226
Aluminum-International	2,909	149
Zinc	1,106	1,095

Total segment income	$9,828	$7,470

Unallocated amounts:
General and administrative expenses	$(4,992)	$(4,282)
Interest expense	(2,349)	(2,251)
Fees on receivables sale	(290)	(419)
Interest and other income	(76)	108

Earnings before provision for income taxes and minority interests	$2,121	$626

NOTE K—VAW-IMCO

On March 14, 2003, a wholly-owned subsidiary of IMCO Recycling Inc. (the “Company”) entered into an agreement (the “Agreement”) with Hydro Aluminium Deutschland GmbH (“Hydro”) and VAW-IMCO Guss und Recycling GmbH (“VAW-IMCO”), finalizing the terms and conditions under which VAW-IMCO will redeem its shares owned by Hydro. Due to the impracticality of creating mid-month financial statements, the Company has chosen to consolidate VAW-IMCO as of March 1, 2003.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity of 600 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets.

Under the Agreement, the price for Hydro’s share interest is 30,407,500 euros (approximately US $32.3 million), payable in euros in five installments. The first installment of 6,081,500 euros, plus interest, was paid by VAW-IMCO to Hydro on March 18, 2003. The remaining installments will be paid beginning in December 2003 and ending in December 2006. Installments will be paid from cash on hand and future cash flows of VAW-IMCO.

Until the final installment is made and the redemption price is fully paid, Hydro will continue to have certain shareholder rights as to VAW-IMCO, including limited voting and economic rights. Voting control of VAW-IMCO is currently effectively vested in a wholly-owned subsidiary of the Company, and as a result, effective March 1, 2003, the results of operations of VAW-IMCO were consolidated with those of the Company’s and reflected within the consolidated financial statements of the Company. Prior to then, the results of operations of VAW-IMCO had been reflected in the Company’s financial statements under the equity method of accounting. At February 28, 2003 and March 31, 2002, the Company’s equity in the net income of VAW-IMCO was stated at $734,000 and $234,000, respectively. The following table represents the condensed income statements for VAW-IMCO for the two month period ended February 28, 2003 and the three month period ended March 31, 2002.

	Two months ended February 28,	Three months ended March 31,
	2003	2002
Revenues	$51,445	$52,726
Gross Profit	$5,945	$3,153
Net Income	$1,469	$467

The Company recognized approximately $26,000,000 in additional long-term debt payable to Norsk Hydro Aluminium over the next four years and paid approximately $6,500,000 in March 2003. The liability recognizes the additional amounts payable to Norsk for the redemption of their shares. Approximately $6,500,000 of this amount is reflected as a current maturity of long-term debt because it is payable to Norsk Hydro in December of 2003.

The consideration described above and the obligations assumed were allocated to the following assets at their fair value: approximately $22,400,000 in cash, $34,200,000 in accounts receivable, net of an allowance for doubtful accounts, inventories of approximately $19,300,000, property, plant and equipment of approximately $31,100,000. In conjunction with other assets, these asset additions caused total assets of the Company to increase by more than $108,000,000.

The Company also assumed all of the obligations of VAW-IMCO which were recorded at their fair value. These include accounts payable and other accrued liabilities totaling approximately $33,300,000, as well as approximately $23,000,000 in current maturities of long-term debt and approximately $500,000 in long-term debt. The Company assumed a $10,000,000 liability for accrued pension costs and a deferred tax liability of almost $4,200,000.

The purchase price allocation described above resulted in the Company recording approximately $16,800,000 in goodwill. The goodwill is not deductible for domestic or foreign taxes.

The Company believes that is identified all necessary liabilities related to purchase price adjustments for the redemption of the Norsk Hydro shares. It is possible that the Company may need to modify these adjustments for property, plant and equipment fair value adjustments, or, if unidentified liabilities are discovered in the next few months.

The following table represents the condensed pro forma income statement for the Company for the three month period ended March 31, 2003 and 2002. The condensed pro forma income statement assumes that the consolidation of VAW-IMCO occurred on January 1, 2002.

IMCO RECYCLING INC. AND SUBSIDIARIES

Pro Forma Statement of Income for the Three Months Ended March 31 (unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Revenues	$246,671	$214,791
Gross Profit	17,870	10,684
Earnings before cumulative effect of accounting change	1,972	865
Cumulative effect of accounting change (net of tax $7,132)	—	(58,730)
Net earnings (loss)	1,972	(57,865)

Net Earnings (loss) per common share:
Basic before cumulative effect of accounting change	$0.14	$0.06
Cumulative effect of accounting change	$—	$(4.01)

Basic earnings (loss) per share	$0.14	$(3.95)

Diluted before cumulative effect of accounting change	$0.14	$0.06
Cumulative effect of accounting change	$—	$(3.98)

Diluted earnings (loss) per share	$0.14	$(3.92)

Weighted average shares outstanding:
Basic	14,502	14,651
Diluted	14,548	14,762

NOTE L—STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

First Quarter ended March 31	2003	2002
Net income (loss), as reported	$1,323	$(58,348)
Add: stock-based compensation expense included in reported net income (loss), net of tax	91	—
Less: compensation cost determined under the fair value method, net of tax	177	83

Pro forma net income (loss)	$1,237	$(58,431)

Basic earnings (loss) per share:
As reported	$0.09	$(3.98)
Pro forma	0.09	(3.99)

Diluted earnings (loss) per share:
As reported	$0.09	$(3.95)
Pro forma	0.09	(3.96)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

Preliminary note:    The consolidation of the financial condition and results of operations of VAW-IMCO into the Company’s consolidated financial statements in March 2003 affects the comparability of certain information for the periods presented. (See NOTE K—VAW-IMCO).

General:    Approximately 56% of the Company’s processing volumes consists of aluminum tolled for its customers. Tolling revenues reflect only the processing cost and the Company’s profit margin. The Company’s processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company’s profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

	Three months ended March 31,
	2003	2002
Pounds processed	663,246	611,632
Percentage of pounds tolled	56%	62%
Revenues	$195,083	$157,901
Gross profits	$11,907	$8,589

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

PRODUCTION.    For the three month period ended March 31, 2003, the Company melted 663.2 million pounds, 8% more metal compared to 611.6 million pounds during the same period in 2002. Tolling activity for the three month period ended March 31, 2003 represented 56% of total pounds processed, which is down from 62% in the same period in 2002.

The following table shows the total pounds processed and the percentage tolled for the aluminum-domestic, aluminum-international and zinc segments (in thousands, except percentages):

	Three months ended March 31,
	2003	2002
Pounds Processed:
Aluminum-Domestic	487,758	524,435
Aluminum-International	121,192	31,488
Zinc	54,296	55,709

Total Pounds Processed	663,246	611,632

Percentage Tolled:
Aluminum-Domestic	60%	67%
Aluminum-International	60%	73%
Zinc	4%	3%
Total Percentage Tolled	56%	62%

ALUMINUM-DOMESTIC PRODUCTION:    The U.S. domestic aluminum segment production was 7% lower in the first quarter of 2003 compared to the same period last year. Specialty alloy aluminum production for the automotive industry increased; however, this increase was offset by decreases in the U.S. aluminum recycling plants due to weak demand from can stock producers, a decline in the beverage can recycling rate, and the continued shutdown of primary smelters in the Pacific Northwest.

ALUMINUM-INTERNATIONAL PRODUCTION:    International-Aluminum production was up 284% in the first quarter of 2003 compared to the same period in 2002. The consolidation of VAW-IMCO in March of 2003, and the addition of IMCO’s

Brazilian facility in June of 2002, along with increasing volumes from the Mexican operation account for these increases.

ZINC PRODUCTION:    For the three month period ended March 31, 2003, the Company processed 3% less zinc than it did during the same period in 2002. This reflected a further weakening in the U.S. manufacturing segment of the economy.

REVENUES.    For the three month period ended March 31, 2003, the Company’s consolidated revenues increased 24% to $195,083,000 compared to $157,901,000 for the same period in 2002. The increase occurred in the international segment as a result of the consolidation of VAW-IMCO starting March 1, 2003 and the acquisition of the IMCO-Brazil facility in June 2002. The completed construction and start-up of operations at the Company’s new joint venture facility in Monterrey, Mexico during the fourth quarter of 2002 also increased revenue in this segment.

Product sales, compared to tolling transactions, expose the Company to a greater degree of market risk because of fluctuations in the price of scrap metal which the Company must buy as raw material, and fluctuations in the then-prevailing aluminum and zinc market prices at which the Company sells the resulting processed metal. The Company’s aluminum specialty alloying activities, which serve the transportation market, and the Company’s zinc segment operations primarily consist of product sales business.

The following table shows the total revenues for the aluminum, international and zinc segments (in thousands) (See NOTE J—SEGMENT REPORTING):

	Three months ended March 31,
	2003	2002
Revenues:
Aluminum-Domestic	$127,117	$115,392
Aluminum-International	33,264	6,046
Zinc	34,702	36,463

Total Revenues	$195,083	$157,901

ALUMINUM-DOMESTIC REVENUES:    For the three month period ended March 31, 2003, the Company’s domestic aluminum revenues increased 10% as compared to the same three month period in 2002. This increase was principally due to less tolling activity and an increase in product sales activity in 2003 compared to the same period in 2002.

ALUMINUM-INTERNATIONAL REVENUES:    International aluminum revenues were sharply higher in the first quarter of 2003 reflecting the consolidation of VAW-IMCO as of March 1, 2003, the addition of IMCO’s Brazilian facility in June 2002 and the completed construction and start-up of operations at the Company’s joint venture facility in Monterrey, Mexico during the fourth quarter of 2002.

ZINC REVENUES:    For the three month period ended March 31, 2003, the Company’s zinc revenues decreased 5% as compared to the same period in 2002. This decrease was due to reduced demand in the zinc markets, especially from galvanizers. Overall zinc commodity prices were little changed from the same period last year.

GROSS PROFITS.    For the three month period ended March 31, 2003, the Company’s consolidated gross profits increased 39% to $11,907,000 as compared to $8,589,000 in the same period in 2002. The consolidation of VAW-IMCO into the Company’s financial statements was responsible for most of the increase.

The following table shows the total income for the aluminum-domestic, aluminum-international and zinc segments and a reconciliation of segment income to the Company’s consolidated gross profits (in thousands). (See NOTE J—SEGMENT REPORTING):

	Three months ended March 31,
	2003	2002
Segment Income:
Aluminum-Domestic	$5,813	$6,226
Aluminum-International	2,909	149
Zinc	1,106	1,095

Total segment income	$9,828	$7,470

Items not included in gross profits:
Plant selling expense	$1,180	$1,106
Management SG&A expense	1,833	280
Equity in earnings of affiliates	(925)	(272)
Other income	(9)	5

Gross Profits	$11,907	$8,589

ALUMINUM-DOMESTIC INCOME:    For the three month period ended March 31, 2003, the Company’s domestic aluminum income decreased 7% as compared to the same period in 2002. The 2003 first quarter results mirror the lower processing volumes. Higher natural gas costs in 2003 compared to the same period in 2002 also contributed to the negative comparison.

ALUMINUM-INTERNATIONAL INCOME:    The international segment’s income increased sharply due to the consolidation of VAW-IMCO into the Company’s financial statements effective as of March 1, 2003 as discussed above. To a lesser extent, the international segment benefited from the completed construction and start-up of the Monterrey, Mexico facility in the fourth quarter of 2002.

ZINC INCOME:    For the three month period ended March 31, 2003, the Company’s zinc income was basically unchanged compared to the same period in 2002.

SG&A EXPENSES. Selling, general and administrative expenses for the three month period ended March 31, 2003 were $8,005,000, an increase of 41% over $5,667,000 for the comparable period last year. This increase was due to the operation of more facilities and higher professional and other costs. The higher professional costs principally related to legal fees and litigation expenses in the first quarter of 2003. (See NOTE H—OPERATIONS)

INTEREST EXPENSE.    Interest expense for the three month period ended March 31, 2003 and 2002 was $2,349,000 and $2,251,000 respectively, representing an increase of 4% in 2003. Excluding the VAW-IMCO debt (See NOTE E—LONG-TERM DEBT), the Company’s overall debt increased modestly in the first quarter of 2003 compared to the first quarter of 2002. Offsetting this increase in debt, there was a reduction in interest rates in the first quarter of 2003 compared to this same time period in 2002.

FEES ON RECEIVABLES SALE.    The Company’s Receivables Sale Facility allows the Company and certain of its subsidiaries to sell receivables and other related assets to a special purpose subsidiary that, in turn, sells undivided interests therein to certain financial institutions and other entities. Fees in connection with these sales for the three month period ended March 31, 2003 were $290,000, compared to $419,000 in the same period of 2002. This decrease is due to both a lower amount of receivables sold and slightly lower interest rates under the Company’s Receivables Sales Facility in the three month period ended March 31, 2003 compared to the same period in 2002. (See NOTE B—SALE OF RECEIVABLES).

EQUITY IN EARNINGS OF AFFILIATES.    At March 31, 2003 and 2002, the Company’s equity in the net earnings of affiliates was stated at $925,000 and $272,000, respectively. This increase is mostly due to first quarter equity earnings from VAW-IMCO, for the two-month period ended February 28, 2003, which increased from the year-ago level because of higher production volumes and margins in the first quarter of 2003 compared to the same period in 2002. VAW-IMCO production volume in 2002 was lower due in part to unscheduled customer furnace maintenance.

NET EARNINGS.    Net earnings before the effect of accounting change increased to $1,323,000 for the three month period ended March 31, 2003 as compared to net earnings of $382,000 for the same period in 2002. The increase in this period was primarily the result of improved performance in the Company’s aluminum-international segment as discussed above.

FIRST QUARTER 2003 SPECIAL FACTORS AND FISCAL 2003 OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described under the section entitled “CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS” below. These statements do not reflect the potential impact of any acquisitions, investments or divestitures that may be completed, or unforeseen events that may occur after the date of this filing. During the first quarter of 2003, factors that adversely affected the Company’s results of operations and financial condition included:

•	A continuation of low average operating rates at the Company’s facilities; weak demand for much of the Company’s products and services at its domestic aluminum and zinc facilities due to the continuing downturn in U.S. industrial production;

•	Continuing aluminum customer plant shutdowns in the U.S. Pacific Northwest;

•	Weak market conditions for aluminum customers serving the can sheet and construction sectors;

•	Margin pressures from rising scrap prices and lower sales prices;

•	A continuation of the decline in U.S. aluminum recycling rates; and

•	Prevailing low market prices for aluminum and zinc.

For 2003, the Company expects many of these industry conditions to persist.

The Company continues to seek ways to reduce its operational costs through its expense reduction programs. Factors that have positively affected the Company’s cost structure in recent periods have included:

•	Utilization of advanced, more efficient fuel-burning technologies for its furnaces,

•	More effective use of working capital management techniques,

•	The Company’s centralized purchasing and customer credit management functions,

•	Better reallocation of processing volumes among its facilities, and

•	Improvements in metal preparation techniques and increased automation at Company facilities.

Compared to the first quarter of 2002, the Company’s income per pound processed increased even though its total volumes declined.

A continuing positive contributor to results of operations has been the Company’s aluminum specialty alloys business, which experienced higher volumes and improved margins for its alloy products, compared to 2002’s first quarter. This business remained stronger than expected due to the continued high rate of production for auto manufacturers, both in the U.S. and overseas. The performance of this business in 2003 will largely depend on the level of U.S. auto production. If current estimates prove correct, management does not expect the Company’s aluminum specialty alloys business to perform in 2003 as well as it did in 2002. In March 2003, Ford and GM announced production cutbacks for the second quarter of 2003. However, the use of aluminum in automobiles continues to increase, and is expected to increase overall by 7% this year, to an average of 284 pounds of aluminum per vehicle, according to industry sources.

Continuing deterioration in the U.S. national aluminum recycling rate, a lack of growth in aluminum can production and slower demand for the Company’s aluminum recycling services has caused the Company’s percentage of tolling activities relative to its total volumes processed to decline in recent periods. As this trend continues, the Company will be exposed to increased working capital requirements that are required for increased levels of product sales. Additionally, the Company may experience more volatility in earnings and cash flows since it will experience additional market and commodity risk through its ownership of the metal units to be sold.

More recently, the Company has experienced a tightening of its margins in its domestic aluminum segment due to increased worldwide demand for aluminum scrap. This increased demand has occurred in part from increased secondary processing being performed by primary producers, and has resulted in a lack of availability of scrap at relatively favorable costs.

The Company plans to continue to seek growth opportunities in Europe and in Latin America. In March 2003, the redemption price for the shares owned by its former joint venture partner in VAW-IMCO was finalized, and the Company acquired effective operational and voting control of VAW-IMCO. Management expects that payment of the redemption price will be funded from the VAW-IMCO’s internally generated cash.

The results of operations of VAW-IMCO have, since March 1, 2003, been consolidated with the Company’s consolidated results of operations. Full year’s operations of the Company’s new processing plant at its 85%-owned joint venture facility in Monterrey, Mexico and its Brazil facility acquired in 2002 should also contribute to results of operations for the Company in 2003.

Because of the additional contribution from its international operations, Company management currently expects that the Company’s results of operations for 2003 should outperform 2002’s results. The degree of improvement will depend in large part upon a recovery in demand for U.S. industrial production, the availability of scrap at favorable costs, the rate of production in the U.S. automotive sector, and the Company’s ability to successfully integrate its foreign operations. For any significant improvement in results to occur, higher plant operating rates and increased demand and prices for the Company’s products and services over those currently prevailing will be required. Assuming that (i) the U.S. economy recovers in 2003, (ii) the Company can continue its international expansion program as planned, and (iii) the cost savings experienced to date continue to be realized, overall Company profitability should improve. However, further weakness in the economy would adversely affect the Company’s results of operations and financial condition. Unexpected defaults or insolvencies involving its suppliers and customers, which occurred in 2001 and 2002, could also diminish the Company’s prospects.

The Company is currently constrained by the terms of its credit facilities for its sources of capital with regards to many expansion and acquisition opportunities. Both its revolving credit and receivables sales facilities expire by their terms in late 2003, and all outstanding indebtedness under the revolving credit facility has been reclassified as a current liability. See “—LIQUIDITY AND CAPITAL RESOURCES” below. While no assurances can be made, management believes the Company will be successful in negotiating a replacement or replacements for its existing credit facilities. The replacement of these existing facilities is, however, expected to increase the Company’s overall borrowing costs for the near term.

No assurances can be made that any of these anticipated results will actually be achieved, and if so, when and the degree that they can be accomplished. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATIONS.    Operations used $8,765,000 of cash during the first three months of 2003 compared to $1,987,000 of cash provided from operations during the first three months of 2002. Changes in operating assets and liabilities which resulted in a net use of cash of $16,879,000 for the three months ended March 31, 2003, compared to a net use of $4,012,000 for the same period in 2002 account for the majority of this difference. Net income, which was $1,323,000 for the first quarter of 2003, compared to $382,000 (before the effect of an accounting change) for the comparable 2002 period, partially offset the overall use of cash from operations.

In the first quarter of 2003, cash was used to pay down outstanding accounts payable and other current liabilities by $3,200,000. During the same time period in 2002, accounts payable and accrued expenses increased, which represented a source of cash. Also, reductions in the amount of receivables eligible for sale under the Company’s Receivables Sale Facility during the first quarters of 2003 and 2002 represented a use of cash of $4,400,000 and $2,200,000, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES.    During the three month period ended March 31, 2003, net cash provided by investing activities was $13,398,000 as compared to $1,214,000 for the same period in 2002. The difference in these two periods is primarily due to the consolidation of VAW-IMCO into the Company’s financial statements as discussed above; as of March 31, 2003, VAW-IMCO had $18,505,000 in cash. The Company’s total payments for property, plant and equipment in the first three months of 2003 increased to $2,392,000 compared to $1,310,000 spent in the first three months of 2002. Capital expenditures for property, plant and equipment in 2003 are expected to approximate $15,000,000. This amount will be used both domestically and internationally for numerous projects designed to further lower operating costs and to raise productivity. These capital expenditures are expected to be funded by cash flows generated from continuing operations.

CASH FLOWS FROM FINANCING ACTIVITIES.    Net cash provided by financing activities was $13,588,000 for the three month period ended March 31, 2003, compared to a use of $3,222,000 for the same period of 2002. In the first three months of 2003 the Company received $12,500,000 in net proceeds borrowed under its revolving credit facility. During the same period in 2002, the Company made net payments of $3,300,000 under its revolving credit facility. At March 31, 2003, the Company had $106,500,000 in indebtedness outstanding under its long-term revolving credit facility. In addition, under the credit facility, standby letters of credit with several banks were outstanding, totaling $7,423,000. See “Credit and Receivables Sale Facilities” below.

CREDIT AND RECEIVABLES SALE FACILITIES.

Company Credit Facilities.    The Company currently has in place a senior secured revolving credit facility and a receivables sale facility.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. As of March 31, 2003, the Company had $106,500,000 of indebtedness outstanding under the Credit Agreement and had $6,500,000 currently available for borrowing based on the terms of the amended agreement. At March 31, 2003, the Company had standby letters of credit outstanding of $7,423,000 with several banks. The term of the Credit Agreement expires on December 31, 2003; therefore, the $106,500,000 in indebtedness outstanding under this facility is classified as a current liability.

On April 28, 2003, the Company’s management and lenders agreed on an amendment to the Company’s revolving credit agreement that, among other things, eases certain restrictive financial covenants effective March 31, 2003 and for the remainder of 2003.

This Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 28, 2003, added new provisions to and modified existing provisions of the Credit Agreement, principally to ease certain financial covenants effective March 31, 2003 and for the remainder of 2003. The allowable total debt to EBITDA ratio was raised to 4.0:1.0 and the interest coverage ratio was reduced to 2.7:1.0 for March 31, 2003 with further easing of both ratios through the remainder of 2003. The maximum amount under the Credit Agreement which the Company can borrow under the facility was reduced to $150,000,000 and requires the Company to submit financial statements monthly.

The amendment to the Second Amended and Restated Credit Agreement also contained provisions requiring the Company to engage by June 2, 2003 a financial advisory firm regarding a total refinancing of the indebtedness under the facility, and to have in place by June 30, 2003 satisfactory evidence of progress in effecting a total refinancing of the facility indebtedness, or a binding agreement for a transaction that would result in a total refinancing of that indebtedness by October 6, 2003. The Fifth Amendment also modified certain financial covenants and reporting provisions, as noted above, and added a new provision requiring minimum cumulative EBITDA accrued during 2003 (beginning with the second quarter) to be satisfied on a monthly basis. If the facility is not refinanced by October 6, 2003, additional fees will be owed to the lenders and higher interest rate margins over base rate and LIBOR will be imposed.

The Company is required to prepay indebtedness under this facility from the proceeds of certain debt or equity financings. The facility indebtedness must be reduced by an amount equal to 100% of the proceeds from any permitted debt issuance, and 25% of the proceeds from any equity offering.

The Credit Agreement also imposes on the Company: (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Funding of acquisitions by the Company will be permitted from future equity offerings, so long as 25% of the proceeds from the equity offering are applied to reduce the credit facility. Cash dividends on and cash repurchases of the Company’s capital stock are restricted. Domestic capital expenditures for the Company and its restricted subsidiaries are limited to those funded by the Company’s internally generated cash and its international operations, plus up to $15,000,000 per year for maintenance and replacement of existing assets and for new assets deemed necessary by the Company for the health and safety of its employees or as required by law.

The Credit Agreement classifies certain of the Company’s existing foreign subsidiaries and permit other subsidiaries as “unrestricted subsidiaries.” The Company’s unrestricted subsidiaries are not subject to certain covenants and other restrictions to which the Company and its other subsidiaries are subject to under the Credit Agreement, but revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that cash distributions are received by the Company or its restricted subsidiaries). VAW-IMCO was deemed an “unrestricted subsidiary” beginning in March 2003.

The Company’s senior revolving credit facility is scheduled to expire by its terms during 2003. The indebtedness under this facility is secured by substantially all of the Company’s personal property (except for the receivables and certain related assets subject to sale under the Company’s receivables sale facility), and first lien mortgages on 19 of the Company’s operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

Under the receivables sales facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. The Purchase Limit (the aggregate amount of receivables that can be sold) is $75,000,000. The amount outstanding under the receivables sale facility at March 31, 2003 was $56,900,000. During the first quarter of 2003, the Company incurred fees on sales of its receivables in the aggregate amount of $290,000. This facility is scheduled to expire in November 2003. If the receivables sale facility is not renewed or if a replacement facility through another financial institution is not obtained by November 2003, the Company would be required to borrow additional funds. If the Company were to borrow funds for these purposes under its senior revolving credit facility, the costs of funds under this facility are not as favorable to the Company as those under the receivables sales facility.

If the Company’s receivables sales facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the receivables sales facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001, then any such event will be an event of default under the Credit Agreement.

The Company’s revolving credit facility and its receivables sales facility both expire in the fourth quarter of 2003. The Company is exploring various alternatives to obtain satisfactory financing arrangements in sufficient amounts to meet the Company’s financing requirements, and expects to complete this process by the end of the third quarter of 2003. The replacement of these existing facilities is, however, expected to increase the Company’s overall borrowing costs for the near term.

Giving effect to the Fifth Amendment, the Company believes that its cash on hand, the receivables sales facility, the availability of funds from various financing sources and the Company’s anticipated internally-generated funds will be sufficient to fund its operational needs during 2003. In the event the Company is unable to meet the new financial covenant requirements during 2003, the Company will be required to request a waiver or an additional amendment for such noncompliance. No assurances can be given that a waiver or further amendments will be granted or entered into. Furthermore, if new or additional sources of credit financing prove not to be available, or not available on terms advantageous to the Company, then the Company may, among other things, have to further curtail its growth and expansion plans until economic or credit market conditions improve, and resort to alternative means to obtain funds to retire its outstanding credit facility indebtedness, such as selling assets or equity securities.

VAW-IMCO Credit Facilities.    For information concerning credit facilities in place to finance VAW-IMCO’s operations, see Note 6—Long Term Debt of the audited financial statements of VAW-IMCO Guss und Recycling GmbH for the three years ended December 31, 2002 contained in the Company’s Annual Report of Form 10-K for its fiscal year ended December 31, 2002 (Part IV, Item 15. ”Exhibits, Financial Statement Schedules and Reports on Form 8-K”).

VAW-IMCO had its own long-term debt financing in place prior to its consolidation in the Company’s accounts. This financing is independent from that described above. VAW-IMCO uses its long-term debt financing primarily for its investments in furnaces, as well as for its working capital needs. As of March 31, 2003, VAW-IMCO’s long-term debt of approximately $23,000,000 was classified as a current maturity. As of May 7, 2003, VAW-IMCO was able to secure a new long-term financing arrangement with a German bank for 10,000,000 euros (approximately $11,400,000). The agreement is for five years and will expire in May of 2008. The interest rate is a floating rate calculated by taking Europaische Zentralbank rate (EZB rate), plus 125 basis points. In addition,

VAW-IMCO has been in discussions with one of its current lenders to refinance another 10,000,000 euros (approximately $11,400,000) of its outstanding debt. It is anticipated that this negotiation process will cumulate in another five year agreement between VAW-IMCO and this lender. Both lending agreements are subject to ratio tests that include the net equity ratio, minimum net equity and the interest coverage ratio.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at March 31, 2003, and the effect those obligations are expected to have on its liquidity and cash flow in future periods have not changed materially, other than as detailed below, since December 31, 2002.

Long-Term Debt Obligations.    The Company’s long-term obligations increased from $108,600,000 at December 31, 2002 to $170,700,000 as of March 31, 2003. The increase was due to:

1.	The inclusion beginning in March 2003 in the Company’s consolidated financial statements of the results of operations and financial condition (including indebtedness) of VAW-IMCO of approximately $23,000,000. (See “NOTE K—VAW IMCO”).

2.	Approximately $26,000,000 of additional debt was attributable to the future redemption obligations of VAW-IMCO with respect to the redeemed shares of its former shareholder, Hydro Aluminium Deutschland. Of the $26,000,000 outstanding in long-term debt obligations at March 31, 2003, payment of approximately $6,500,000 of that amount was due in less than one year.

3.	Approximately $13,000,000 was borrowed under the Company’s revolving credit facility for working capital needs.

Purchase Obligations.    Except for the inclusion of VAW-IMCO’s purchase obligations, as discussed in the Company’s 10-K for December 31, 2002, the Company experienced no material changes in its’ purchase obligations’ position as compared to December 31, 2002.

ENVIRONMENTAL

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures, in addition to those described in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2002.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the complaint and is in the discovery stage of the process. A motion for summary disposition has been filed raising legal and factual defenses to portions of the State’s complaint. The Company believes that it has meritorious defenses to the claims and plans a vigorous defense. The Company has been pursuing settlement negotiations with the State.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to the Company a Notice of Violation (“NOV”) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at the Company’s Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that the Company purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from the two Company facilities located in Coldwater. In September 2001, the Company filed its response with Region V of the Environmental Protection Agency, and there have been no developments in this matter since that date.

Additionally, there is the possibility that expenditures could be required at other Company facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect the Company’s results of operations in future periods.

The Company was a defendant in a personal injury case in state court in Missouri. In August 2002, the trial court entered a final judgment against the Company for $4,000,000. On January 10, 2003, the Company posted a security bond of approximately $4,223,000. The Company is also currently involved in litigation with certain of its former insurance carriers and brokers with regards to its ultimate liability in this matter, and management currently believes that the Company will be reimbursed (subject to deductible limitations) for any losses related to this matter.

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

This forward-looking information includes statements regarding the following:

•	future sources of financing for the Company’s operations and its capital spending and expansion plans;

•	timing of any improvements in the current economic and business conditions affecting the Company’s aluminum and zinc segments;

•	future effects of the Company’s cost reduction program;

•	future rates of automobile production in North America and Europe;

•	possible additional purchase price adjustments regarding the VAW-IMCO share redemption;

•	anticipated lending arrangements between VAW-IMCO and its commercial lenders;

•	trends for domestic aluminum can production and the U.S. aluminum recycling rate;

•	future acquisition and strategic expansion opportunities in the U.S. and overseas;

•	future capacity utilization at Company plants;

•	the timing of landfill closures and the related costs of closure; and

•	estimated results of operations, profitability, net earnings and cash flows.

Other forward-looking information includes the following:

•	the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering;

•	statements concerning future profit margins, volumes, revenues, earnings, costs, energy costs and expenses (including capital expenditures);

•	future divestitures, acquisitions or corporate combinations and their expected effects;

•	effects of the Company’s metals risk management activities on its results of operations and financial condition;

•	the future mix of business (product sales vs. tolling);

•	the outcome of and liabilities resulting from claims, investigations or proceedings against the Company;

•	access to adequate future energy supplies at advantageous rates;

•	anticipated benefits from new technologies, including environmental controls;

•	future costs and asset recoveries;

•	future demand and industry conditions; and

•	the timing and expected effects of production shutdowns, temporary suspensions of operation and strikes and work stoppages at Company or customer facilities;

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

Important factors that could affect the Company’s actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following:

•	the Company’s ability to successfully secure sources of funding for its operations, capital spending and expansion opportunities, in such amounts and on rates and terms favorable to the Company;

•	uncertainties in the U.S. and worldwide economies and the price of and the supply and demand for aluminum and zinc (and their derivatives) on world markets;

•	the ability of the Company to successfully integrate its international operations and execute its international expansion plans;

•	fluctuations in demand from the automotive, construction and packaging markets that the Company serves, which are subject to cyclical pressures;

•	the availability of aluminum and zinc scrap at advantageous prices to the Company;

•	a slowdown in the rate of automobile production and sales in North America and Europe;

•	the financial condition of the Company’s customers and suppliers;

•	current overall industry production capacity exceeding the demand for aluminum specification alloy products and aluminum recycling services;

•	the effects of future energy prices and related fuel costs;

•	the ability of the Company to successfully hedge against energy and metals price fluctuations;

•	competition for raw materials costs and pricing pressures from competitors;

•	fluctuations in operating levels at the Company’s facilities;

•	the actual mix of product sales business as opposed to tolling business;

•	the inherent unpredictability of adversarial or administrative proceedings;

•	the effects of environmental and other governmental regulations;

•	the effects of currency exchange rate and interest rate fluctuations; and

•	future levels and timing of the Company’s capital expenditures.

These statements are further qualified by the following:

The Company’s operations require adequate sources of capital funding and the Company currently has constrained resources to significant sources of capital for its expansion and acquisition plans. The terms of the Company’s revolving credit facility and its receivables sales facility expire in the fourth quarter of 2003. Renegotiated or new credit facilities will have to be put in place, and most likely having terms less favorable to the Company than the terms of the facilities currently in effect.

The Company’s growth strategy is dependent in part on its ability to make acquisitions, divestitures and strategic alliances in the future. There can be no assurance that any of these will be completed, and if so, whether they will prove successful to the Company.

Management may experience difficulties in integrating the operations of VAW-IMCO with those of the Company, and during that process, management’s attention may be diverted from the normal daily operations of the Company’s business.

The Company’s average annual growth rate in the late 1990’s should not be expected to be repeated due to the current constraints in place on further borrowings and the limited access to other capital sources.

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

Any estimates of future operating rates at the Company’s plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company’s services or metal, and are subject to fluctuations in customer demand for the Company’s services and prevailing conditions in the markets the Company serves, as well as certain components of the Company’s cost of operations. Many of the factors affecting revenues and costs are outside of the control of the Company, including worldwide commodity prices; general economic and financial market conditions; customer defaults and insolvencies; production shutdowns at Company and customer facilities; governmental regulation; weather conditions; work stoppages; and the uncertainties involved in administrative and adversarial proceedings. The future mix of product sales and tolling business is dependent on customers’ needs and overall demand, world and U.S. market conditions then prevailing in the respective customers’ markets, and the operating levels at the Company’s various facilities at the relevant time.

The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. Primary aluminum producers often conduct more secondary processing activities in slower economic times, which lessens demand for the Company’s services and increases the price of aluminum scrap available for purchase by the Company.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, there have been no material changes regarding market risk and the Company’s derivative instruments during the first quarter of 2003. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305 (c).

For information concerning VAW-IMCO’s derivative financial instruments and market risk practices, see Note 7 – Derivative Financial Instruments of the audited financial statements of VAW-IMCO Guss und Recycling GmbH for the three years ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (Part IV, Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K”). No significant changes have occurred to VAW-IMCO’s derivative financial instruments and market risk practices since December 31, 2002.

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

PART II—OTHER INFORMATION

ITEM 5.    LEGAL PROCEEDINGS

For information regarding certain legal expenses involving the Company, see NOTE H—OPERATIONS of PART 1, ITEM 1 of this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

10.1	Fifth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2003.

10.2	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001.

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002.

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes–Oxley Act of 2002.

(b) Reports on Form 8-K:

The Company filed a Form 8-K on March 14, 2003 covering Item 5 “Other Events” and Item 7, “Financial Statements and Exhibits,” regarding the redemption of shares in its 50 percent joint venture (VAW-IMCO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc. (Registrant)

Date: May 15, 2003	By:	/s/ Robert R. Holian
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Don V. Ingram, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of IMCO Recycling Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ PAUL V. DUFOUR
Paul V. Dufour Chief Financial Officer