Form 10-Q
period 2003-06-30
IMCO RECYCLING INC
filed 2003-08-14
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 31, 2003.

Common Stock, $0.10 par value, 15,394,524

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,331	$6,875
Accounts receivable (net of allowance of $1,308 and $1,205 at June 30, 2003 and December 31, 2002, respectively)	67,472	24,501
Inventories	67,451	42,730
Deferred income taxes	3,773	3,355
Other current assets	11,671	13,210

Total Current Assets	174,698	90,671
Property and equipment, net	215,788	187,451
Goodwill	67,763	51,118
Investments in joint ventures	1,109	17,467
Other assets, net	7,251	4,703

	$466,609	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$100,327	$77,682
Accrued liabilities	27,511	18,589
Notes payable	8,460	7,420
Current maturities of long-term debt	105,618	94,075

Total Current Liabilities	241,916	197,766
Long-term debt	56,591	14,550
Deferred income taxes	16,385	10,883
Other long-term liabilities	26,676	11,347

STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,147,450 issued at June 30, 2003; 17,142,404 issued at December 31, 2002	1,715	1,714
Additional paid-in capital	102,905	103,958
Deferred stock compensation	(4,316)	(3,099)
Retained earnings	50,004	46,218
Accumulated other comprehensive loss from foreign currency translation adjustments and deferred hedging gains/losses	(5,435)	(9,830)
Treasury stock, at cost; 1,859,170 shares at June 30, 2003; 2,049,941 shares at December 31, 2002	(19,832)	(22,097)

Total Stockholders’ Equity	125,041	116,864

	$466,609	$351,410

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues	$238,726	$180,509	$433,809	$338,410
Cost of sales	221,613	166,537	404,789	315,849

Gross profits	17,113	13,972	29,020	22,561

Selling, general and administrative expense	8,726	7,092	16,731	12,759
Interest expense	3,704	2,504	6,053	4,755
Fees on receivables sale	291	432	581	851
Interest and other income	(45)	(190)	22	(292)
Equity in net earnings of affiliates	14	(372)	(911)	(644)

Earnings before provision for income taxes and minority interest	4,423	4,506	6,544	5,132
Provision for income taxes	1,847	1,789	2,493	1,983

Earnings before minority interests	2,576	2,717	4,051	3,149
Minority interests, net of provision for income taxes	113	183	265	233

Earnings before accounting change	2,463	2,534	3,786	2,916

Cumulative effect of accounting change (net of tax) for goodwill impairment	—	—	—	(58,730)

Net earnings (loss)	$2,463	$2,534	$3,786	$(55,814)

Net earnings (loss) per common share:
Basic before accounting change	$0.17	$0.17	$0.26	$0.20
Cumulative effect of accounting change	—	—	—	(4.02)

Basic earnings (loss) per share	0.17	0.17	0.26	(3.82)

Diluted before accounting change	0.17	0.17	0.26	0.20
Cumulative effect of accounting change	—	—	—	(3.99)

Diluted earnings (loss) per share	0.17	0.17	0.26	(3.79)

Weighted average shares outstanding:
Basic	14,457	14,552	14,480	14,601
Diluted	14,519	14,702	14,533	14,732

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2003	2002
OPERATING ACTIVITIES
Earnings before accounting change	$3,786	$2,916
Depreciation	13,291	11,568
Provision for (benefit from) deferred income taxes	682	(136)
Equity in earnings of affiliates	(911)	(644)
Other non-cash charges	2,518	1,032
Changes in operating assets and liabilities:
Accounts receivable	(1,460)	(16,563)
Accounts receivable sold	(5,000)	1,100
Inventories	(3,737)	(3,993)
Other current assets	2,309	(3,457)
Accounts payable and accrued liabilities	(5,227)	23,212

Net cash from operating activities	6,251	15,035

INVESTING ACTIVITIES
Payments for property and equipment	(7,723)	(4,846)
Redemption of shares by VAW-IMCO, net of cash acquired	15,669	—
Other	486	2,846

Net cash from (used by) investing activities	8,432	(2,000)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility	4,000	(8,500)
Net (payments of) proceeds of long-term debt	(694)	1,296
Debt issuance costs	(757)	(953)
Other	(371)	681

Net cash from (used by) financing activities	2,178	(7,476)

Effect of exchange rate differences on cash and cash equivalents	595	60

Net increase in cash and cash equivalents	17,456	5,619
Cash and cash equivalents at January 1	6,875	3,301

Cash and cash equivalents at June 30	$24,331	$8,920

SUPPLEMENTARY INFORMATION
Cash payments for interest	$4,388	$3,754
Cash payments for income taxes, net of refunds	$1,508	$170

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

(dollars in tables are in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, the “Company”). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B—RECEIVABLES SALE

The net proceeds under the Company’s Receivables Sale Agreement were $56,300,000 and $66,400,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. For the three and six month periods ending June 30, 2003, the Company incurred fees on the sale of its receivables in the amount of $291,000 and $581,000, respectively, compared to $432,000 and $851,000 for the same three and six month periods of 2002. The lower amounts in 2003 are mainly the result of lower prevailing interest rates, on which the fees are based.

Under the receivables sale facility, the Company and certain of its originating subsidiaries agreed to sell, from time to time, their interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of the Company. In turn, this subsidiary sells an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. The purchase limit (the aggregate amount of receivables that can be sold) is $75,000,000. This facility is scheduled to expire in November 2003. If the receivables sale facility is not renewed or if a replacement facility through another financial institution is not obtained by November 2003, the Company would be required to borrow additional funds. If the Company were to borrow funds for these purposes under its senior revolving credit facility, the costs of funds under this facility are not as favorable to the Company as those under the receivables sale facility.

NOTE C—INVENTORIES

The components of inventories are:

	June 30, 2003	December 31, 2002
Finished goods	$29,899	$19,711
Raw materials	30,148	21,297
Supplies	7,404	1,722

	$67,451	$42,730

NOTE D—LONG TERM DEBT

Company Credit Facilities. The Company currently has in place a senior secured revolving credit facility and a receivables sale facility. (See NOTE B—RECEIVABLES SALE.) Both facilities expire in the fourth quarter of 2003.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. As of June 30, 2003, the Company had $98,000,000 of indebtedness outstanding under the Credit Agreement and had $44,577,000 available for borrowing (although due to covenant constraints only up to an additional $4,000,000 could then be borrowed under the facility). At June 30, 2003, the Company had standby letters of credit of $7,423,000 outstanding issued by several banks. The term of the Credit Agreement for this facility expires on December 31, 2003; therefore, the $98,000,000 in indebtedness outstanding under this facility is classified as a current liability.

On June 30, 2003, the Company’s management and lenders agreed to a Sixth Amendment to the Credit Agreement which required the Company to have in place by July 31, 2003 satisfactory evidence of progress in effecting a total refinancing of the facility indebtedness. Management for the Company believes it has satisfied this requirement. The Company has notified the lenders that as of June 30, 2003, it was in compliance with the terms of the Credit Agreement.

In April 2003, the Company’s management and lenders agreed on an amendment to the Credit Agreement that, among other things, eased certain restrictive financial covenants effective March 31, 2003 and for the remainder of 2003. The allowable total debt to EBITDA ratio was raised to 4.0:1.0 and the interest coverage ratio was reduced to 2.7:1.0 for March 31, 2003 with further easing of both ratios through the remainder of 2003. The maximum amount under the Credit Agreement which the Company can borrow was reduced to $150,000,000, and the Company is required to submit financial statements monthly.

This amendment also added a new provision requiring minimum cumulative EBITDA accrued during 2003 (beginning with the second quarter) to be satisfied on a monthly basis. If the facility is not refinanced by October 6, 2003, additional fees will be owed to the lenders and higher interest rate margins over base rate and LIBOR will be imposed.

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

The Credit Agreement classifies certain of the Company’s existing foreign subsidiaries as “unrestricted subsidiaries.” The Company’s unrestricted subsidiaries are not subject to certain covenants and other restrictions that the Company and its other subsidiaries are subject to under the Credit Agreement. However, revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that cash distributions are received by the Company or its restricted subsidiaries). VAW-IMCO was deemed an unrestricted subsidiary beginning in March 2003 under the terms of the Credit Agreement. See Note J—VAW-IMCO.

The indebtedness under this facility is secured by substantially all of the Company’s personal property (except for the receivables and certain related assets subject to sale under the Company’s receivables sale facility), and first lien mortgages on 19 of the Company’s operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

There will be an event of default under the Credit Agreement if the Company’s receivables sale facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the receivables sale facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001.

The Company’s revolving credit facility and its receivables sale facility both expire in the fourth quarter of 2003. The Company is exploring various alternatives to obtain satisfactory financing arrangements in sufficient amounts to meet the Company’s financing requirements, and expects to complete this process by the end of the third quarter of 2003. While no assurances can be made, management believes the Company will be successful in negotiating a replacement or replacements for its existing credit facilities. The replacement of these existing facilities is, however, expected to increase the Company’s overall borrowing costs.

The Company believes that its cash on hand, the receivables sale facility, the availability of funds from various financing sources and the Company’s anticipated internally-generated funds will be sufficient to fund its operational needs during 2003. In the event the Company is unable to meet its financial covenant requirements under its revolving credit facility, the Company will be required to request a waiver or an additional amendment for such noncompliance. No assurances can be given that a waiver or further amendments will be granted or entered into. Furthermore, if new or additional sources of credit financing prove not to be available, or not available on terms advantageous to the Company, then the Company may, among other things, have to further curtail its growth and expansion plans until economic or credit market conditions improve, and resort to alternative means to obtain funds to retire its outstanding credit facility indebtedness, such as selling assets or equity securities.

VAW-IMCO Credit Facilities. VAW-IMCO has its own long-term debt financing in place, which is is independent from the Company’s debt facilities described above. VAW-IMCO uses its long-term debt financing primarily for its investments in processing equipment, as well as for its working capital needs. At June 30, 2003, VAW-IMCO’s long-term debt outstanding was approximately $22,500,000. As of May 7, 2003, VAW-IMCO was able to secure a new long-term term financing arrangement with a German bank for 10,000,000 euros (approximately $11,000,000). The term loan agreement will expire in May of 2008. The debt is floating rate debt, based upon the Europaische Zentralbank (EZB) rate per annum, plus 125 basis points. In addition, as of May 15, 2003 VAW-IMCO had refinanced another 10,000,000 euros (approximately $11,000,000) of its outstanding debt. This term loan agreement will expire in May of 2008. This debt is also a floating rate debt, based upon the three-month EURIBOR rate per annum plus 125 basis points. Both term loan agreements contain financial covenant requirements for VAW-IMCO, which include a net equity ratio, minimum net equity and an interest coverage ratio.

NOTE E—RECENTLY ADOPTED ACCOUNTING STANDARDS

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

The amounts recognized for landfill asset retirement obligations, as of January 1, 2003, were $4,177,000 for its Morgantown, Kentucky landfill and $1,018,000 for its Sapulpa, Oklahoma landfill. The related asset retirement cost for each facility was capitalized as a long-lived asset (asset retirement cost) which is to be amortized over the remaining useful life of the landfills.

The landfill asset retirement obligation will be adjusted over time to recognize the current fair value of the obligation. Changes to the asset retirement obligation will be recognized as accretion expense as a component of cost of sales over the anticipated life of the landfill.

The asset retirement cost is to be amortized over the useful life of the asset. The Company had been previously accruing and expensing for the costs of the closure of the Morgantown, Kentucky and Sapulpa, Oklahoma landfills. The anticipated remaining lives of these landfills are 7 years and 4 years, respectively. These closure costs will continue to be expensed as a component of cost of sales over the estimated lives of these landfills, and reduced the amount of the asset retirement costs recognized in the Company’s balance sheet. The net amount of asset retirement costs recognized in the Company’s balance sheet as of January 1, 2003 was $2,058,000 ($5,195,000 in asset retirement cost, net of $3,137,000 of accumulated amortization).

No cumulative effect adjustment was recognized upon the adoption of SFAS 143 due to the Company’s previous accrual of costs related to such obligations. Net income for the six-months ended June 30, 2002 and for the full year of 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

The changes in the Company’s Asset Retirement Obligations and Asset Retirement Costs for the six-months ended June 30, 2003 are shown in the table below:

Carrying Amount of Asset Retirement Obligations	Six months ended June 30, 2003
Balance at beginning of period—January 1, 2003	$5,195
Accretion expense	106

Balance at end of period—June 30, 2003	$5,301

Carrying Amount of Asset Retirement Cost	Six months ended June 30, 2003
Balance at beginning of period—January 1, 2003	$2,058
Depreciation expense	(231)

Balance at end of period—June 30, 2003	$1,827

NOTE F—NET EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerators for basic and diluted earnings (loss) per share:
Net earnings before cumulative effect of accounting change	$2,463	$2,534	$3,786	$2,916
Cumulative effect of accounting change	—	—	—	(58,730)

Net earnings (loss)	$2,463	$2,534	$3,786	$(55,814)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,457,108	14,552,294	14,479,607	14,601,401
Dilutive potential common shares-stock options	61,681	149,667	53,548	130,153

Denominator for diluted earnings (loss) per share	14,518,789	14,701,961	14,533,155	14,731,554

Net earnings (loss) per share:
Basic before cumulative effect	0.17	0.17	0.26	0.20
Basic after cumulative effect	0.17	0.17	0.26	(3.82)
Diluted before cumulative effect	0.17	0.17	0.26	0.20
Diluted after cumulative effect	0.17	0.17	0.26	(3.79)

NOTE G—OPERATIONS

The Company’s operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require the Company to make substantial expenditures in addition to those described in this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2002.

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

On February 15, 2001, the State of Michigan filed a lawsuit against the Company in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between the Company’s Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at the subsidiary’s aluminum specialty alloy production facilities in Coldwater, Michigan. The plaintiff claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by the Company as well as potentially substantial monetary penalties. The Company has filed an answer to the complaint and is in the discovery stage of the process. A motion for summary disposition has been granted regarding portions of the State’s complaint. The Company has been pursuing settlement negotiations with the State.

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

In 1998 an employee filed a personal injury claim against the Company (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against the Company for $4,000,000, after an unsuccessful appeal by the Company. The Company is also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals (Southern District). To date, the Company has not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between the Company and its excess insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered a judgment in favor of the Company in July 2003. The Company has filed post-trial motions seeking the award of its attorneys fees and to clarify the terms of the favorable judgment. When a final judgment is entered, an appeal may be filed by one or both parties. Management currently believes that the Company will be reimbursed (subject to deductible limitations) for any losses related to this matter.

The Company is also a party from time to time to what it believes are routine litigation and proceedings considered part of the ordinary course of its business. The Company believes that the outcome of such proceedings would not have a material adverse effect on the Company’s financial position or results of operations.

NOTE H—OTHER COMPREHENSIVE INCOME

The following table presents net income and the effect of adding components of other comprehensive income, which are items that change equity during the reporting period, but are not included in net income:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,463	$2,534	$3,786	$(55,814)
Hedging, net of tax	205	(2,421)	442	(3,963)
Foreign currency translation adjustment and other	3,702	184	3,953	346
Net unrealized gain (loss) on long-term marketable equity securities	—	1	—	6

Comprehensive income (loss)	$6,370	$298	$8,181	$(59,425)

The Company translates the balance sheets of its foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders equity, as a component of other comprehensive income (loss), as shown above.

NOTE I—SEGMENT REPORTING

The Company now has three reportable segments: aluminum-domestic, aluminum-international, and zinc. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation. In March 2003, the Company reached an agreement to acquire the full ownership of its 50 percent owned joint venture in Germany (VAW-IMCO) (See NOTE J—VAW-IMCO below). Effective March 1, 2003, all of VAW-IMCO’s accounts were consolidated into the Company’s financial statements. Previously, VAW-IMCO’s financial results had been reported under the equity method of accounting which only recorded the Company’s 50 percent share of VAW-IMCO’s after tax earnings. As a result of the consolidation of VAW-IMCO into the Company’s consolidated financial statements, and adjustments to the Company’s internal financial reporting structure, the Company now recognizes an international aluminum segment, in addition to its domestic aluminum and zinc segments.

The domestic aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures, within the United States. The Company’s international aluminum segment represents all of the Company’s aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures, outside of the United States. The Company’s zinc segment represents all of the Company’s zinc melting, processing and brokering activities. Prior period results have been restated to reflect the international aluminum segment. The table below shows the Company’s segment assets as of June 30, 2003 compared to December 31, 2002.

	June 30, 2003	December 31, 2002
Assets:
Aluminum-Domestic	$190,853	$195,056
Aluminum-International	169,837	47,286
Zinc	78,952	80,277
Other unallocated assets	26,967	28,791

Total Assets	$466,609	$351,410

The following table shows the Company’s segment revenues and income for the three month and six month periods ended June 30, 2003 and June 30, 2002, respectively:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES:
Aluminum-Domestic	$121,857	$132,412	$248,974	$247,805
Aluminum-International	79,832	5,477	113,096	11,522
Zinc	37,037	42,620	71,739	79,083

Total revenues	$238,726	$180,509	$433,809	$338,410

INCOME:
Aluminum-Domestic	$5,363	$10,348	$11,176	$16,574
Aluminum-International	6,316	423	9,225	572
Zinc	1,404	1,358	2,510	2,453

Total segment income	$13,083	$12,129	$22,911	$19,599

Unallocated amounts:
General and administrative expenses	$(4,709)	$(4,884)	$(9,701)	$(9,166)
Interest expense	(3,704)	(2,504)	(6,053)	(4,755)
Fees on receivables sale	(291)	(432)	(581)	(851)
Interest and other income	44	197	(32)	305

Earnings before provision for income taxes and minority interests	$4,423	$4,506	$6,544	$5,132

NOTE J—VAW-IMCO

On March 14, 2003, a wholly-owned subsidiary of the Company entered into an agreement with Hydro Aluminium Deutschland GmbH (“Hydro”) and VAW-IMCO Guss und Recycling GmbH (“VAW-IMCO”), finalizing the terms and conditions under which VAW-IMCO will redeem its shares owned by Hydro. Due to the impracticality of creating mid-month financial statements, the Company chose to consolidate VAW-IMCO as of March 1, 2003.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity of about 600 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets.

Under this agreement, the redemption price for Hydro’s share interest is 30,407,500 euros (approximately US $32,300,000), payable in euros in five installments, plus interest. The first installment of 6,081,500 euros, plus interest of 613,000 euros, was paid by VAW-IMCO to Hydro on March 18, 2003. The remaining annual installments will be paid beginning in December 2003 and ending in December 2006. Installments will be paid from cash on hand and future cash flows of VAW-IMCO.

Until the final installment is made and the redemption price is fully paid, Hydro will continue to have certain shareholder rights as to VAW-IMCO, including limited voting and economic rights. Voting control of VAW-IMCO is currently effectively vested in a wholly-owned subsidiary of the Company, and as a result, effective March 1, 2003, the results of operations of VAW-IMCO were consolidated with those of the Company’s and reflected within the consolidated financial statements of the Company. Prior to that date, the results of operations of VAW-IMCO had been reflected in the Company’s financial statements under the equity method of accounting. For the two month period ended February 28, 2003 and the three month and six month periods ended June 30, 2002, the Company’s equity in the net income of VAW-IMCO was stated at $734,000, $339,000 and $573,000, respectively. The following table represents the condensed income statements for VAW-IMCO for the two month period ended February 28, 2003 and the three month and six month periods ended June 30, 2002.

	Two months ended February 28,	Three months ended June 30,	Six months ended June 30,
	2003	2002	2002
Revenues	$51,445	$64,775	$117,501
Gross Profit	$5,945	$3,479	$6,632
Net Income	$1,469	$671	$1,138

The Company has recognized approximately $26,000,000 in additional long-term debt payable to Hydro over the next four years. Approximately $6,500,000 of this amount is reflected as a current maturity of long-term debt because it is payable to Hydro in December 2003.

The consideration described above, plus the obligations assumed, were allocated to the following assets at their fair value: approximately $22,400,000 in cash, $34,200,000 in accounts receivable net of an allowance for doubtful accounts, approximately $19,300,000 in inventories, and approximately $31,100,000 in property, plant and equipment. These asset additions caused total assets of the Company to increase by more than $108,000,000.

The Company also included in its consolidated financial statements all of the obligations of VAW-IMCO which were recorded at their fair value. These include accounts payable and other accrued liabilities totaling approximately $33,300,000, as well as approximately $23,000,000 in current maturities of long-term debt and approximately $500,000 in long-term debt. The Company assumed a $10,000,000 liability for accrued pension costs and a deferred tax liability of almost $4,200,000.

The redemption price allocation described above resulted in the Company recording approximately $16,800,000 in goodwill.

The Company believes that it has identified all necessary liabilities related to price adjustments for the redemption of the Hydro shares. However, it is possible that the Company may modify these purchase price adjustments upon finalization of the purchase price.

The following table represents the condensed pro forma income statement for the Company for the three month period ended June 30, 2002 and the six month periods ended June 30, 2003 and June 30, 2002, respectively. The condensed pro forma income statement assumes that the consolidation of VAW-IMCO occurred on January 1, 2002.

IMCO RECYCLING INC. AND SUBSIDIARIES

Pro Forma Statement of Income

(In thousands, except per share amounts)

	Three months ended June 30,	Six months ended June 30,
	2002	2003	2002
Revenues	$250,367	$485,397	$465,157
Gross Profit	16,426	34,983	27,109
Earnings before cumulative effect of accounting change	2,445	4,434	3,309
Cumulative effect of accounting change (net of tax $7,132)	—	—	(58,730)
Net earnings (loss)	2,445	4,434	(55,421)

Net Earnings (loss) per common share:
Basic before cumulative effect of accounting change	$0.17	$0.31	$0.22
Cumulative effect of accounting change	$—	$—	$(4.02)

Basic earnings (loss) per share	$0.17	$0.31	$(3.80)

Diluted before cumulative effect of accounting change	$0.17	$0.31	$0.22
Cumulative effect of accounting change	$—	$—	$(3.98)

Diluted earnings (loss) per share	$0.17	$0.31	$(3.76)

Weighted average shares outstanding:
Basic	14,552	14,480	14,601
Diluted	14,702	14,533	14,732

NOTE K—STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$2,463	$2,534	$3,786	$(55,814)
Add: stock-based compensation expense included in reported net income (loss), net of tax	88	—	179	—
Less: compensation cost determined under the fair value method, net of tax	171	101	344	184

Pro forma net income (loss)	$2,380	$2,433	$3,621	$(55,998)

Basic earnings (loss) per share:
As reported	$0.17	$0.17	$0.26	$(3.82)
Pro forma	0.16	0.17	0.25	(3.84)
Diluted earnings (loss) per share:
As reported	$0.17	$0.17	$0.26	$(3.79)
Pro forma	0.16	0.17	0.25	(3.80)

NOTE L—STOCKHOLDERS’ EQUITY

In May 2003, the Company awarded a total of 80,000 shares of restricted common stock to an officer of the Company. These shares cannot be transferred or pledged and are subject to forfeiture if the officer’s employment with the Company terminates under certain circumstances before the restriction period for the award expires. Dividends are not paid or earned on these shares unless and until they are vested. The restrictions lapse on May 7, 2010, or upon the death, disability, termination “without cause,” or resignation for “good reason” of the officer, or upon a “change in control” of the Company (as those terms are defined under the Employment Agreement of the officer), if earlier. These shares are not included in the calculation of earnings per share.

NOTE M—INCOME TAXES

After excluding the effects of equity income from the Company’s interest in VAW-IMCO, which is reported on an after tax basis, and before the cumulative effect of the change in accounting principle, the Company recorded an effective tax rate of 40% for the six month period ended June 30, 2003, which equaled the tax rate in the comparable period in 2002. The Company’s tax provision for the six month period ended June 30, 2003 includes the foreign tax provision for VAW-IMCO effective March 1, 2003. (See NOTE J—VAW-IMCO.)

The provision (benefit) for income taxes was as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Current:
Federal	$(25)	$2,603	$(105)	$822
State	31	25	78	147
Foreign	1,519	141	2,189	50

	1,525	2,769	2,162	1,019
Deferred:
Federal	178	(567)	358	963
State	(2)	(941)	(62)	(892)
Foreign	146	528	35	893

	322	(980)	331	964

Provision (benefit) for income taxes	$1,847	$1,789	$2,493	$1,983

The income tax expense, computed by applying the federal statutory rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows:

	Six months ended June 30,
	2003	2002
Income taxes (benefit) at the federal statutory rate	$(499)	$1,410
Foreign taxes at the statutory rate	2,911	630
Goodwill amortization, nondeductible	—	50
State income taxes, net	(9)	85
Foreign income not currently taxable	(335)	(319)
Other, net	425	127

Provisions (benefit) for income taxes	$2,493	$1,983

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary note: The consolidation of VAW-IMCO into the Company’s consolidated financial statements effective March 1, 2003 affects the comparability of certain information for the periods presented. (See NOTE J—VAW-IMCO.)

General: For the six month period ended June 30, 2003, approximately 54% of the Company’s processing volumes consisted of aluminum and zinc tolled for its customers. Tolling revenues reflect only the processing cost and the Company’s profit margin. The Company’s processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale by the Company. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and the Company’s profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions could cause revenue amounts to change significantly from period to period. As a result, the Company has traditionally considered processing volume to be a more important determinant of performance than revenues, particularly in its aluminum-domestic segment.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Pounds processed	768,181	619,968	1,431,427	1,231,600
Percentage of pounds tolled	53%	60%	54%	61%
Revenues	$238,726	$180,509	$433,809	$338,410
Gross profits	$17,113	$13,972	$29,020	$22,561

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies is included in ITEM 7.—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of the Company’s financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include accounting for inventories, long-lived assets, property and equipment, goodwill and other intangible assets, credit risk and income taxes. Management uses historical experience and certain other information available in order to make these judgments and estimates; actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002, AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Production. For the three month period ended June 30, 2003, the Company melted 768.2 million pounds, 24% more than the 620.0 million pounds during the same period in 2002. For the six month period ended June 30, 2003, the Company melted 1.43 billion pounds, 16% more than the 1.23 billion pounds during the same period in 2002. The international aluminum segment accounted for most of the overall production increase for the three and six month periods, primarily through the consolidation of VAW-IMCO’s results of operations with those of the Company’s. Zinc segment production increased 7% and 2% for the three and six month periods, respectively. Tolling activity for the three and six month periods ended June 30, 2003 represented approximately 53% and 54% of total pounds processed, respectively, which was below the approximately 60% rate for the same periods of 2002.

The following table shows the total pounds processed and the percentage tolled for the aluminum-domestic, aluminum-international and zinc segments (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Pounds Processed:
Aluminum-Domestic	487,109	531,521	974,867	1,055,957
Aluminum-International	219,174	30,724	340,366	62,212
Zinc	61,898	57,723	116,194	113,431

Total Pounds Processed	768,181	619,968	1,431,427	1,231,600

Percentage Tolled:
Aluminum-Domestic	61%	65%	61%	66%
Aluminum-International	51%	71%	54%	72%
Zinc	3%	3%	3%	3%
Total Percentage Tolled	53%	60%	54%	61%

Aluminum-Domestic Production: For the three and six month periods ended June 30, 2003, the Company’s aluminum-domestic segment melted 8% less aluminum than it did during the same periods in 2002. The decrease in production was primarily due to idle capacity at several Company processing facilities as a result of weak demand from can stock producers, a lower aluminum recycling rate, increased selectivity in scrap purchases by the Company in an attempt to improve profit margins, the continuing reduction in primary aluminum production capacity in the Pacific Northwest, and overall weakness in many sectors of the U.S. industrial economy.

Aluminum-International Production: For the three and six month periods ended June 30, 2003, the Company’s aluminum-international segment melted 613% and 447% more aluminum, respectively, than it did during the same periods in 2002. The increase was largely due to the consolidation of VAW-IMCO in March 2003 and the addition of IMCO’s Brazilian facility in June 2002, along with increasing volumes from the Company’s Mexican operations.

Zinc Production: Overall zinc production was little changed from previous levels. For the three and six month periods ended June 30, 2003, the Company processed 7% and 2% more zinc, respectively, than it did during the same periods in 2002. This increase was due to more production at the Company’s zinc metal divisions and the fourth quarter 2002 addition of a Spokane, Washington facility offsetting decreases at the Company’s zinc oxide units.

Revenues. For the three month period ended June 30, 2003, the Company’s consolidated revenues increased 32% to $238,726,000, compared to $180,509,000 for the same period in 2002. For the six month period ended June 30, 2003, revenues increased 28% to $433,809,000, compared to $338,410,000 for the same period in 2002. The aluminum-international segment accounted for all of the overall revenue increase for both the three and six month periods. The increase occurred in the international segment as a result of the consolidation of VAW-IMCO as of March 1, 2003, and the acquisition of the IMCO-Brazil facility in June 2002. The completed construction and start-up of operations at the Company’s new joint venture facility in Monterrey, Mexico during the fourth quarter of 2002 also increased revenue in this segment.

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

The following table shows the total revenues for the aluminum – domestic, aluminum – international and zinc segments (in thousands) (See NOTE I—SEGMENT REPORTING):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Aluminum-Domestic	$121,857	$132,412	$248,974	$247,805
Aluminum-International	79,832	5,477	113,096	11,522
Zinc	37,037	42,620	71,739	79,083

Total Revenues	$238,726	$180,509	$433,809	$338,410

Aluminum-Domestic Revenues: For the three month period ended June 30, 2003, the Company’s domestic aluminum revenues decreased 8% as compared to the same three month period in 2002. For the six month period ended June 30, 2003, the Company’s domestic aluminum revenues were basically unchanged when compared to the same six month period in 2002, reflecting the overall weakness in many sectors of the U.S. industrial economy.

Aluminum-International Revenues: International aluminum revenues were sharply higher in the first and second quarters of 2003 compared to the same periods in 2002. This reflected the consolidation of VAW-IMCO as of March 1, 2003, the addition of IMCO’s Brazilian facility in June 2002 and the completed construction and start-up of operations at the Company’s joint venture facility in Monterrey, Mexico during the fourth quarter of 2002.

Zinc Revenues: For the three month period ended June 30, 2003, the Company’s zinc revenues decreased 13% as compared to the same period in 2002. For the six month period ended June 30, 2003, the Company’s zinc revenues decreased 9% as compared to the same six month period in 2002. This decrease was due to weak demand in the zinc markets from galvanizers and lower sales in the zinc brokerage operations. Overall zinc commodity prices were little changed from the same time periods last year.

Gross Profits. For the three month period ended June 30, 2003, the Company’s consolidated gross profits increased 22% to $17,113,000 as compared to $13,972,000 in the same period in 2002. For the six month period ended June 30, 2003, consolidated gross profits increased 29% to $29,020,000 compared to $22,561,000 in the first six months of 2002. For both the first and second quarters of 2003, the consolidation of VAW-IMCO was principally responsible for most of this increase in gross profits, which helped to offset higher natural gas costs in both time periods as well. See “—NATURAL GAS PRICES—DOMESTIC—ALUMINUM AND ZINC SEGMENTS” below.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to the Company’s consolidated gross profits (in thousands) (See NOTE I—SEGMENT REPORTING):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Segment Income:
Aluminum-Domestic	$5,363	$10,348	$11,176	$16,574
Aluminum-International	6,316	423	9,225	572
Zinc	1,404	1,358	2,510	2,453

Total segment income	$13,083	$12,129	$22,911	$19,599

Items not included in gross profits:
Plant selling expense	$1,240	$1,315	$2,420	$2,421
Management SG&A expense	2,689	892	4,371	1,172
Equity in earnings of affiliates	14	(372)	(911)	(644)
Other income	87	8	229	13

Gross Profits	$17,113	$13,972	$29,020	$22,561

Aluminum-Domestic Income: For the three month period ended June 30, 2003, the Company’s aluminum-domestic income decreased 48% as compared to the same period in

2002. For the six month period ended June 30, 2003, aluminum-domestic income decreased 33% as compared to the same period of 2002. Weak demand from can stock producers, the continuing reduction in primary aluminum production capacity in the Pacific Northwest, higher natural gas costs, and overall weakness in many sectors of the U.S. industrial economy combined to reduce aluminum-domestic income.

Aluminum-International Income: For the three month period ended June 30, 2003, the Company’s aluminum-international income increased sharply as compared to the same period in 2002. For the six month period ended June 30, 2003, aluminum-international income also increased substantially as compared to the same period of 2002. This reflected the consolidation of VAW-IMCO as of March 1, 2003 and the completed construction and start-up of operations at the Company’s joint venture facility in Monterrey, Mexico during the fourth quarter of 2002. The overall strengthening of foreign currencies against the dollar, and especially the euro, also had a favorable effect on international income.

Zinc Income: For the three and six month periods ended June 30, 2003, the Company’s zinc income increased 3% and 2%, respectively, compared to the same periods in 2002. Overall zinc prices remained relatively low, and a modest increase in metal processed was offset by slightly higher operating costs.

SG&A Expenses. Selling, general and administrative expenses for the three month period ended June 30, 2003 were $8,726,000, an increase of 23% from $7,092,000 for the comparable period last year. For the six month period ended June 30, 2003, selling, general and administrative expenses increased by 31% to $16,731,000, as compared to $12,759,000 in the same period of 2002. The increase in expenses during these periods was due to the consolidation of VAW-IMCO into the Company’s consolidated financial statements, and higher professional fees incurred in connection with litigation matters.

Interest Expense. Interest expense for the three month periods ended June 30, 2003 and June 30, 2002 was $3,704,000 and $2,504,000, respectively, representing an increase of 48% for both periods compared to the corresponding periods in 2002. For the first six months of 2003, interest expense increased 27% to $6,053,000, as compared to $4,755,000 in the same period of 2002. The increase in interest expense during these periods was due to the consolidation of VAW-IMCO’s indebtedness into the Company’s consolidated financial statements, and interest on the debt assumed in connection with the acquisition of the Brazilian facility in June 2002. A modest reduction in interest rates on the Company’s credit facility debt partially offset the increase in interest expense from VAW-IMCO and the Company’s Brazilian facility.

Fees on Receivables Sale. The Company’s Receivables Sale Facility allows the Company and certain of its subsidiaries to sell receivables and other related assets to a special purpose subsidiary that, in turn, sells undivided interests therein to certain financial institutions and other entities. Fees in connection with these sales for the three month period ended June 30, 2003 were $291,000, compared to $432,000 in the same period of 2002. Fees in connection with these sales for the six month period ended June 30, 2003 were $581,000, compared to $851,000 in the same period of 2002. The decreases were due to a lower amount of receivables sold and slightly lower interest rates under the Company’s Receivables Sale Facility in the three and six month period ended June 30, 2003 compared to the same periods for 2002. (See NOTE B—RECEIVABLES SALE).

Equity in Earnings of Affiliates. For the three month periods ended June 30, 2003 and June 30, 2002, the Company’s equity in the net earnings (loss) of affiliates was stated at ($14,000) and $372,000, respectively. For the six month periods ended June 30, 2003 and June 30, 2002, the Company’s equity in the net earnings of affiliates was stated at $911,000 and $644,000, respectively. For the quarter ended June 30, 2003, the reduction was the result of consolidating VAW-IMCO into the Company’s financial statements as of March 1, 2003. For the six month period ended June 30, 2003, the increase in equity earnings is due to VAW-IMCO’s equity earnings prior to consolidation in the Company’s financial statements. VAW-IMCO’s earnings increased from the year-ago level because of higher production volumes and margins in the first half of 2003 compared to the same period in 2002. VAW-IMCO production volume in 2002 was lower due in part to unscheduled customer furnace maintenance.

Net Earnings. Net earnings before the effect of accounting change were relatively unchanged at $2,463,000 for the three month period ended June 30, 2003 as compared to net earnings of $2,534,000 for the same period in 2002. For the six month period ended June 30, 2003, the Company’s earnings before the effect of accounting change increased 30% to $3,786,000 from $2,916,000. The increase in this period primarily resulted from the Company’s aluminum-international segment as discussed above.

SECOND QUARTER 2003 SPECIAL FACTORS AND FISCAL 2003 OUTLOOK

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

During the second quarter of 2003, factors that adversely affected the Company’s results of operations and financial condition included:

•	A continuation of low average operating rates at the Company’s facilities;

•	Weak demand for much of the Company’s products and services at its domestic aluminum and zinc facilities due to the continuing downturn in U.S. industrial production;

•	Weak market conditions for aluminum customers serving the can sheet and construction sectors;

•	Margin pressures from rising scrap prices and lower sales prices;

•	Continuing aluminum customer plant shutdowns in the U.S. Pacific Northwest;

•	A continuation of the decline in U.S. aluminum recycling rates;

•	An increase in the amount of aluminum scrap exported to foreign markets; and

•	Prevailing low market prices for aluminum and zinc.

For the remainder of 2003, the Company expects many of these industry conditions to persist.

The Company has continued to seek ways to reduce its operational costs through its expense reduction programs. Factors that have positively affected the Company’s cost structure in recent periods have included:

•	Utilization of advanced, more efficient fuel-burning technologies for its furnaces;

•	More effective use of working capital management techniques;

•	The Company’s centralized purchasing and customer credit management functions;

•	Better reallocation of processing volumes among its facilities; and

•	Improvements in metal preparation techniques and increased automation at Company facilities.

During 2003, the Company has experienced a tightening of its margins in its domestic aluminum segment due to a lower level of industrial activity and increased worldwide demand for aluminum scrap. This increased demand has resulted in a lack of availability of scrap at relatively favorable costs.

The performance of the aluminum specialty alloys business for the remainder of 2003 will largely depend on the level of U.S. auto production. Management believes that the additional tightening in margins for the Company’s specialty alloy products due to higher costs for scrap metal, coupled with longer-than-normal U.S. automotive production plant shutdowns expected this summer, will reduce the performance of this business for the second half of 2003 compared with the second half of 2002.

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

Any substantial improvement in the Company’s results of operations for fiscal 2003 compared to fiscal 2002 will depend in large part upon a recovery in U.S. industrial production, the availability of scrap at favorable costs, the rate of production in the

U.S. automotive sector, and the Company’s ability to successfully integrate its foreign operations. For any significant improvement in aluminum-domestic segment results to occur, higher plant operating rates and increased demand and prices for the Company’s products and services over those currently prevailing will be required. Assuming that (i) the U.S. economy recovers in 2003, (ii) the Company can continue its international expansion strategy as planned, and (iii) the cost savings experienced to date continue to be realized, overall Company profitability should improve. However, further weakness in the Company’s aluminum recycling business would adversely affect its results of operations and financial condition. During recent periods a number of the Company’s domestic aluminum processing facilities have been operating at reduced rates of plant utilization. In August 2003, the Company temporarily suspended operations at its Rockwood, Tennessee aluminum processing facility due to reduced demand for aluminum recycling services. Continued under-utilization at the Company’s domestic aluminum processing facilities could result in future asset write-downs and impairment charges. In addition, the carrying value of certain of the Company’s properties and improvements held for sale could be reduced in the future to their estimated fair values less costs to sell, resulting in additional asset impairment charges at that time.

The Company is currently constrained by the terms of its credit facilities for its sources of capital with regard to its expansion and acquisition opportunities. Both its revolving credit and receivables sale facilities expire by their terms in late 2003, and all outstanding indebtedness under the revolving credit facility has been reclassified as a current liability. See “- LIQUIDITY AND CAPITAL RESOURCES” below. While no assurances can be made, management believes the Company will be successful in negotiating a replacement or replacements for its existing credit facilities by the end of the third quarter of 2003. The replacement of these existing facilities is, however, expected to increase the Company’s overall borrowing costs for the near term.

No assurances can be made that any of these anticipated results will actually be achieved, and if so, when and the degree that they can be accomplished. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Horsehead Industries Inc. Matter. Under the terms of a contingent asset purchase agreement dated July 30, 2003, North American Zinc Corporation, an affiliate of U.S. Zinc Corporation, submitted an offer to acquire certain zinc production facilities and related assets from Horsehead Industries, Inc. and certain of its affiliated companies, in connection with Horsehead Industries’ proceedings under Chapter 11 of the U.S. Bankruptcy Code pending in the U.S. Bankruptcy Court for the Southern District of New York. U.S. Zinc is one of the Company’s wholly owned subsidiaries. On July 31, 2003, the U.S. Bankruptcy Court entered an order scheduling an auction and bid procedures hearing for August 6, 2003, subsequently rescheduled for August 7, 2003, and a sale hearing for August 28, 2003. This order had contemplated Bankruptcy Court approval of this proposed asset disposition to North American Zinc, or to a higher bidder, following an opportunity for other interested parties to “top” North American Zinc’s offer under court-approved procedures. Due to changes in the sales and procedures order by Horsehead Industries, among other factors, the transaction is at an impasse. North American Zinc is reviewing its options, but does not believe it is likely to reach a satisfactory resolution in the near future.

There can be no assurance that this asset acquisition transaction will take place, and if so, the definitive terms and conditions of any such acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Operations provided $6,251,000 of cash during the first six months of 2003 compared to $15,035,000 of cash provided from operations during the first six months of 2002. Changes in operating working capital requirements (resulting in a net use of cash of $13,115,000 for the six months ended June 30, 2003, compared to net cash inflows of $299,000 for the same period in 2002, mostly due to the consolidation of VAW-IMCO in March 2003) account for the majority of this difference. Net income was $3,786,000 for the first six months of 2003, compared to $2,916,000 for the comparable 2002 period.

In the first half of 2003, excluding the effect of VAW-IMCO’s consolidation into the Company’s financial statements as of March 1, cash was used to pay down outstanding accounts payable and other current liabilities by $5,227,000. During the same time period in

2002, accounts payable and accrued expenses increased, which represented a source of cash. Also, changes in the amount of receivables eligible for sale under the Company’s Receivables Sale Facility during the first half of 2003 represented a use of cash of $5,000,000 as opposed to a source of cash of $1,100,000 during the same time period of 2002. Compared to 2002, changes in the amount of receivables outstanding represented a use of cash of $1,460,000 in the first half of 2003 compared to a use of cash of $16,563,000 during the same time period in 2002.

Cash Flows from Investing Activities. During the six month period ended June 30, 2003, net cash provided by investing activities was $8,432,000, compared to a use of cash of $2,000,000 for the same period in 2002. The difference in these two periods was primarily due to the consolidation of VAW-IMCO into the Company’s financial statements as discussed above; as of June 30, 2003, VAW-IMCO had $19,335,000 in cash. The Company’s total payments for property, plant and equipment in the first six months of 2003 increased to $7,723,000 compared to $4,846,000 spent in the first six months of 2002. The Company’s overall capital expenditures for property, plant and equipment in 2003 are expected to approximate $19,000,000. This amount will be used both domestically and internationally for numerous projects designed to lower operating costs and raise productivity. These capital expenditures are expected to be funded by cash flows generated from continuing operations.

Cash Flows from Financing Activities. Net cash provided by financing activities was $2,178,000 for the six month period ended June 30, 2003, compared to a use of cash of $7,476,000 for the same period of 2002. In the first six months of 2003, the Company received $4,000,000 in net proceeds borrowed under its revolving credit facility. During the same period in 2002, the Company made net payments of $8,500,000 under its revolving credit facility. At June 30, 2003, the Company had $98,000,000 in indebtedness outstanding under its revolving credit facility. In addition, under the credit facility, standby letters of credit with several banks were outstanding, totaling $7,423,000.

Foreign Exchange Rates. During the three months ended June 30, 2003, the strengthening of foreign currencies to the US dollar resulted in an unrealized gain that increased the Company’s equity. The currencies most responsible for this increase were the Euro and the Brazilian Real. Since the first quarter of 2003, the Euro has increased by approximately 6% to the US Dollar, and the Brazilian Real has increased by approximately 17% to the US Dollar. The Euro is the functional currency of the Company’s VAW-IMCO facilities, and the Real is the functional currency of the Company’s Brazilian facility.

Compared to the same three month period ended June 30, 2002, the Euro has increased in value by an average of approximately 23% to the US Dollar. The Pound, the functional currency of the Company’s facility in Wales, has also increased by approximately 11%. However, during the three months ended June 30, 2003, compared to the same time period in 2002, the Brazilian Real, has decreased by approximately 20% in value to the US Dollar.

CREDIT AND RECEIVABLES SALE FACILITIES.

Company Credit Facilities. The Company currently has in place a senior secured revolving credit facility and a receivables sale facility. (See NOTE B—RECEIVABLES SALE.) Both facilities expire in the fourth quarter of 2003.

The Company uses its senior revolving credit facility to provide funding for its short-term liquidity requirements and for letters of credit. As of June 30, 2003, the Company had $98,000,000 of indebtedness outstanding under the Credit Agreement and had $44,577,000 available for borrowing (although due to covenant constraints only up to an additional $4,000,000 could then be borrowed under the facility). At June 30, 2003, the Company had standby letters of credit of $7,423,000 outstanding issued by several banks. The term of the Credit Agreement expires on December 31, 2003; therefore, the $98,000,000 in indebtedness outstanding under this facility is classified as a current liability.

On June 30, 2003, the Company’s management and lenders agreed to a Sixth Amendment to the Credit Agreement which required the Company to have in place by July 31, 2003 satisfactory evidence of progress in effecting a total refinancing of the facility indebtedness. Management for the Company believes it has satisfied this requirement. The Company has notified the lenders that as of June 30, 2003, it was in compliance with the terms of the Credit Agreement.

In April 2003, the Company’s management and lenders agreed on an amendment to the Credit Agreement that, among other things, eased certain restrictive financial covenants effective March 31, 2003 and for the remainder of 2003. The allowable total debt to EBITDA ratio was raised to 4.0:1.0 and the interest coverage ratio was reduced to 2.7:1.0 for March 31, 2003 with further easing of both ratios through the remainder of 2003. The maximum amount under the Credit Agreement which the Company can borrow was reduced to $150,000,000, and the Company is required to submit financial statements monthly.

This amendment also added a new provision requiring minimum cumulative EBITDA accrued during 2003 (beginning with the second quarter) to be satisfied on a monthly basis. If the facility is not refinanced by October 6, 2003, additional fees will be owed to the lenders and higher interest rate margins over base rate and LIBOR will be imposed.

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

The Credit Agreement classifies certain of the Company’s existing foreign subsidiaries as “unrestricted subsidiaries.” The Company’s unrestricted subsidiaries are not subject to certain covenants and other restrictions that the Company and its other subsidiaries are subject to under the Credit Agreement. However, revenues and earnings from these unrestricted subsidiaries will generally not be included in calculating the Company’s compliance with certain financial covenants under the Credit Agreement (except to the extent that cash distributions are received by the Company or its restricted subsidiaries). VAW-IMCO was deemed an unrestricted subsidiary beginning in March 2003 under the terms of the Credit Agreement.

The indebtedness under this facility is secured by substantially all of the Company’s personal property (except for the receivables and certain related assets subject to sale under the Company’s receivables sale facility), and first lien mortgages on nineteen of the Company’s operating facilities, plus a pledge of the capital stock of substantially all of the Company’s subsidiaries.

There will be an event of default under the Credit Agreement if the Company’s receivables sale facility commitment terminates or its availability terminates, or if the total amount of the commitment or availability under the receivables sale facility is reduced by an amount greater than 30% of its availability or commitment as of October 26, 2001.

The Company’s revolving credit facility and its receivables sale facility both expire in the fourth quarter of 2003. The Company is exploring various alternatives to obtain satisfactory financing arrangements in sufficient amounts to meet the Company’s financing requirements, and expects to complete this process by the end of the third quarter of 2003. While no assurances can be made, management believes the Company will be successful in negotiating a replacement or replacements for its existing credit facilities. The replacement of these existing facilities is, however, expected to increase the Company’s overall borrowing costs.

The Company believes that its cash on hand, the receivables sale facility, the availability of funds from various financing sources and the Company’s anticipated internally-generated funds will be sufficient to fund its operational needs during 2003. In the event the Company is unable to meet its financial covenant requirements under its revolving credit facility, the Company will be required to request a waiver or an additional amendment for such noncompliance. No assurances can be given that a waiver or further amendments will be granted or entered into. Furthermore, if new or additional sources of credit financing prove not to be available, or not available on terms advantageous to the Company, then the Company may, among other things, have to further curtail its growth and expansion plans until economic or credit market conditions improve, and resort to alternative means to obtain funds to retire its outstanding credit facility indebtedness, such as selling assets or equity securities.

VAW-IMCO Credit Facilities. VAW-IMCO has its own long-term debt financing in place, which is independent from the Company’s debt facilities described above. VAW-IMCO uses its long-term debt financing primarily for its investments in processing equipment, as well as for its working capital needs. At June 30, 2003, VAW-IMCO’s long-term outstanding debt was approximately $22,500,000. As of May 7, 2003, VAW-IMCO was able to secure a new long-term term financing arrangement with a German bank for 10,000,000 euros (approximately $11,000,000). The term loan agreement will expire in May 2008. The debt is floating rate debt, based upon the Europaische Zentralbank

(EZB) rate per annum, plus 125 basis points. In addition, as of May 15, 2003 VAW-IMCO had refinanced another 10,000,000 euros (approximately $11,000,000) of its outstanding debt. This term loan agreement will expire in May 2008. This debt is also a floating rate debt, based upon the three-month EURIBOR rate per annum, plus 125 basis points. Both term loan agreements contain financial covenant requirements for VAW-IMCO, which include a net equity ratio, minimum net equity and an interest coverage ratio. Due to the terms of the debt obligations VAW-IMCO has incurred with its commercial lenders and in connection with its share redemption obligations, it is unlikely that VAW-IMCO would make any significant distributions or dividends of available cash to the Company.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations at June 30, 2003, and the effect those obligations are expected to have on its liquidity and cash flow in future periods, have not changed materially, other than as detailed below, since December 31, 2002.

Long-Term Debt Obligations. The Company’s long-term debt obligations increased from $108,625,000 at December 31, 2002 to $162,200,000 as of June 30, 2003. The increase was due to:

1.	The inclusion beginning in March 2003 in the Company’s consolidated financial statements of the indebtedness of VAW-IMCO of approximately $23,000,000. (See NOTE J—VAW IMCO).

2.	Approximately $26,000,000 of additional debt was attributable to the future redemption obligations of VAW-IMCO with respect to the redeemed shares of its former voting shareholder, Hydro. Of the $26,000,000 outstanding in long-term debt obligations at June 30, 2003, approximately $6,500,000 of that amount was due in less than one year.

3.	Approximately $4,000,000 was borrowed under the Company’s revolving credit facility for working capital needs.

Purchase Obligations. The Company’s total outstanding purchase obligations were $99,087,000 at December 31, 2002. Principally as a result of the inclusion of the results of operations and financial condition of VAW-IMCO in the Company’s consolidated financial statements beginning in March 2003, the Company’s total consolidated purchase obligations increased to approximately $144,500,000 as of June 30, 2003. Of this amount, $35,500,000 was attributed to long-term and short-term supply purchase obligations of VAW-IMCO. All of this amount was due and payable within 3 years.

ENVIRONMENTAL

For information regarding certain environmental matters involving the Company, see NOTE G—OPERATIONS of Part 1, Item 1 of this Form 10-Q.

NATURAL GAS PRICES—DOMESTIC-ALUMINUM AND ZINC SEGMENTS

Natural gas is the principal fuel used in the Company’s recycling process for aluminum and zinc. Natural gas prices are volatile, and the Company attempts to manage this volatility through the use of derivative commodity instruments (hedging). The Company believes that its competitors face the same natural gas pricing volatility issues.

The Company’s natural gas financial derivatives (hedges) are traded in months forward and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices.

The Company has entered into forward pricing positions for a portion of its domestic natural gas requirements for the remainder of 2003. Contracts were in place at June 30, 2003 to cover about 22% of natural gas requirements for the succeeding six months.

In addition, a portion of the Company’s natural gas cost is recovered through price escalation clauses on long-term contracts.

Unrealized gains recorded in the Company’s financial statements from forward pricing positions totaled $2,151,000 as of June 30, 2003, compared to $1,916,000 as of December 31, 2002. Realized gains recognized in the Company’s financial statements were approximately $2,942,000 for the six month period ended June 30, 2003, compared to realized losses of $2,964,000 for the same period in 2002.

Before taxes, for the six month period ended June 30, 2003, recording the fair value of natural gas derivatives resulted in a $2,151,000 increase to current assets and an equal increase to Other Comprehensive Income, which reflected the effective portion of the derivatives designated as cash flow hedges. The Company recognized $817,000 in deferred taxes on these unrealized hedging gains.

The Company’s aluminum-international segment had no natural gas hedging activities for the six months ended June 30, 2003.

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

This forward-looking information includes statements regarding the following:

•	future sources of financing for the Company’s operations and its capital spending and expansion plans;	•	trends for domestic aluminum can production and the U.S. aluminum recycling rate;

•	timing of any improvements in the	•	future acquisition and strategic expansion opportunities in the U.S.

	current economic and business conditions affecting the Company’s aluminum and zinc segments;		and overseas;

•	future effects of the Company’s cost reduction program;	•	future capacity utilization at Company plants;

•	future rates of automobile production in North America and Europe;	•	the timing of landfill closures and the related costs of closure;

•	possible additional purchase price adjustments regarding the VAW-IMCO share redemption;	•	estimated results of operations, profitability, net earnings and cash flows; and

•	whether the Horsehead Industries asset acquisition will be accomplished;	•	the future availability of reasonably priced scrap.

Other forward-looking information includes the following:

•	the ability of the Company to be able to continue to grow its domestic and foreign business through expansion, acquisition or partnering;	•	the outcome of and liabilities resulting from claims, investigations or proceedings against the Company;

•	statements concerning future profit margins, volumes, revenues, earnings, costs, energy costs and expenses (including capital expenditures);	•	access to adequate future energy supplies at advantageous rates;

•	future divestitures, acquisitions or corporate combinations and their expected effects;	•	anticipated benefits from new technologies, including environmental controls;

•	effects of the Company’s metals risk management activities on its results of operations and financial condition;	•	future costs and asset impairments and recoveries;

•	the future mix of business (product sales vs. tolling);	•	future demand and industry conditions; and

		•	the timing and expected effects of production shutdowns, temporary suspensions of operation and strikes and work stoppages at Company or customer facilities;

When used in or incorporated by reference into this Quarterly Report on Form 10-Q, the words “anticipate,” “estimate,” “expect,” “may,” “project” and similar expressions are intended to be among the phrases that identify forward-looking statements.

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

Important factors that could affect the Company’s actual results and cause actual results to differ materially from those results that might be projected, forecasted, estimated or budgeted by the Company in these forward-looking statements include, but are not limited to, the following:

•	the Company’s ability to successfully secure sources of funding for its operations, capital spending and expansion opportunities, in such amounts and on rates and terms favorable to the Company;

•	uncertainties in the U.S. and worldwide economies and the price of and the supply and demand for aluminum and zinc (and their derivatives) on world markets;

•	the ability of the Company to successfully integrate its international operations and execute its international expansion plans;

•	the financial condition of the Company’s customers and suppliers and their continuing satisfaction with Company products and services;

•	fluctuations in demand from the automotive, construction and packaging markets that the Company serves, which are subject to cyclical pressures;

•	the availability of aluminum and zinc scrap at advantageous prices to the Company and resulting tightening of profit margins;

•	a slowdown in the rate of automobile production and sales in North America and Europe;

•	current overall industry production capacity exceeding the demand for aluminum specification alloy products and aluminum recycling services;

•	the effects of future energy prices and related fuel costs;

•	the ability of the Company to successfully hedge against energy and metals price fluctuations;

•	competition for raw materials costs and pricing pressures from competitors;

•	fluctuations in operating levels at the Company’s facilities;

•	the actual mix of product sales business as opposed to tolling business;

•	the inherent unpredictability of adversarial or administrative proceedings;

•	the effects of environmental and other governmental regulations;

•	the effects of currency exchange rate and interest rate fluctuations; and

•	future levels and timing of the Company’s capital expenditures.

Forward-looking statements are further qualified by the following:

•	The Company’s operations require adequate sources of capital funding and the Company currently has constrained resources to significant sources of capital for its expansion and acquisition plans. The terms of the Company’s revolving credit facility and its receivables sale facility expire in the fourth quarter of 2003. In addition, any significant cash distributions or dividends from VAW-IMCO are unlikely, due to its redemption obligations and the terms of the indebtedness VAW-IMCO has incurred with its commercial lenders.

•	Renegotiated or new credit facilities will have to be put in place, which will most likely have terms less favorable to the Company than the terms of the facilities currently in effect.

•	The Company’s growth strategy is dependent in part on its ability to make acquisitions, divestitures and strategic alliances in the future. There can be no assurance that any of these will be completed, and if so, that they will prove successful to the Company.

•	Management may experience difficulties in integrating the operations of VAW-IMCO with those of the Company and, during that process, management’s attention may be diverted from the normal daily operations of the Company’s business.

•	The Company’s average annual growth rate in the late 1990’s should not be expected to be repeated due to the current restrictions in place on further borrowings and the limited access to other capital sources.

•	The Company has numerous investments and operations in countries outside the U.S. and in emerging markets, including Mexico and Brazil. Changes in the laws or governmental policies in the countries in which the Company operates could affect its business in such countries and its results of operations. In addition, factors such as inflation, fluctuations in foreign currency exchange rates and interest rates, as well as competitive factors in those countries, could affect the Company’s revenues, expenses and results of operations.

•	Any estimates of future operating rates at the Company’s plants are based on current expectations by management of the Company of future levels of volumes and prices for the Company’s services or metal, and are subject to fluctuations in customer demand for the Company’s services and prevailing conditions in the markets the Company serves, as well as certain components of the Company’s cost of operations. Many of the factors affecting revenues and costs are outside of the control of the Company, including worldwide commodity prices; general economic and financial market conditions; customer defaults and insolvencies; production shutdowns at Company and customer facilities; governmental regulation; weather conditions; work stoppages; and the uncertainties involved in administrative and adversarial proceedings. The future mix of product sales and tolling business is dependent on customers’ needs and overall demand, world and U.S. market conditions then prevailing in the respective customers’ markets, and the operating levels at the Company’s various facilities at the relevant time.

•	The markets for most aluminum and zinc products are highly competitive. The major primary aluminum producers are larger than the Company in terms of total assets and operations and have greater financial resources. Primary aluminum producers often conduct more secondary processing activities in slower economic times, which lessens demand for the Company’s services and increases the price of aluminum scrap available for purchase by the Company.

•	A continuation or worsening of the downturn in U.S. and foreign industrial production would have the effect of weakening the financial condition of many of the Company’s suppliers and customers, and could lead to further defaults in payments owing to the Company for its products and services. A significant downturn in the financial condition of a key customer or customers supplied by the Company could affect the Company’s results of operations in a particular period.

•	The price of primary aluminum, zinc and other metals is subject to worldwide market forces of supply and demand and other influences. An increase in demand for raw materials can and has adversely affected profit margins for the Company’s product sales business. Prices can be volatile, which could affect the Company’s product sales business. The Company’s use of contractual arrangements, including long-term agreements, hedges and forward contracts, may reduce the

Company’s exposure to this volatility but does not eliminate it. Lower market prices for primary metals have previously adversely affected demand for the Company’s recycling services and recycled metals.

•	Aluminum competes with other materials such as steel, vinyl, plastics and glass, among others, for various applications in the Company’s key markets. Unanticipated actions or developments by or affecting the Company’s competitors and/or willingness of customers to accept substitutions for aluminum products could affect the Company’s financial position and results of operations.

•	The Company’s transportation market is cyclical, and sales within that market in particular can be influenced by economic conditions. Strikes and work stoppages by automotive customers of the Company may have a material adverse effect on the Company’s financial condition and results of operations.

•	Fluctuations in the costs of fuels, raw materials and labor can materially affect the Company’s financial position and results of operations from period to period.

•	The Company spends substantial capital and operating sums on an ongoing basis to comply with environmental laws. In addition, the Company is involved in certain investigations and actions in connection with environmental compliance and past disposals of solid waste. Estimating future environmental compliance and remediation costs is imprecise due to the continuing evolution of environmental laws and regulatory requirements and uncertainties about their application to the Company’s operations, the availability and applicability of technology and the allocation of costs among principally responsible parties. Unanticipated material legal proceedings or investigations could affect the Company’s financial position and results of operations.

This list of important factors is not intended to be all-inclusive and is not necessarily in order of importance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, there have been no material changes regarding market risk and the Company’s derivative instruments during the second quarter of 2003. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K Item 305(c).

For information concerning VAW-IMCO’s derivative financial instruments and market risk practices, see Note 7—Derivative Financial Instruments of the audited financial statements of VAW-IMCO Guss und Recycling GmbH for the three years ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (Part IV, Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K).

ITEM 4.	CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

In addition, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving the Company, see NOTE G—OPERATIONS of Part 1, Item 1 of this Form 10-Q.

In 1998 an employee filed a personal injury claim against the Company (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against the Company for $4,000,000 after an unsuccessful appeal by the Company. To date, the Company has not paid any portion of the Bland judgment or reimbursed the surety, which had posted an appeal bond. In a lawsuit between the Company and its excess insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered a judgment in favor of the Company in July 2003. The Company has filed post-trial motions seeking the award of its attorneys fees and to clarify the terms of the favorable judgment. When a final judgment is entered, an appeal may be filed by one or both parties. Management currently believes that the Company will be reimbursed (subject to deductible limitations) for any losses related to this matter.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Equity Securities

On May 7, 2003, the Company awarded Paul V. Dufour, Executive Vice President and Chief Financial Officer of the Company, 80,000 shares of restricted common stock of the Company. The shares of restricted stock awarded cannot be transferred or pledged and are subject to forfeiture if Mr. Dufour’s employment with the Company terminates under certain circumstances before the restriction period of the awards expires. The restrictions on the shares do not lapse until the earlier of May 7, 2010, upon his death, disability, termination “without cause,” or resignation for “good reason,” or upon a “change in control” of the Company (as those terms are defined under his Employment Agreement). The terms of the award do not provide for partial vesting of the restricted shares over time. In addition, Mr. Dufour’s October 2000 restricted stock award agreement was amended and restated to reflect similar terms as those governing his May 2003 restricted stock award.

Dividends do not accrue and are not paid on the shares subject to these awards unless and until they are vested. Additionally, upon a change of control, all unexercised Company stock options owned by Mr. Dufour will no longer automatically terminate, as previously provided under his 2000 restricted stock award agreement.

The restricted stock award was granted under an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of that Act in reliance upon the fact that the recipient is an accredited investor and is acquiring the shares for investment purposes only, without a view to distribution.

During the second quarter of 2003, the Company made no other unregistered sales of its equity securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 7, 2003, at which the election of two Class II Directors and the ratification of the appointment of Ernst & Young LLP as the Company’s independent public accountants for 2003 were considered. Don Navarro was re-elected as a director and received 12,811,989 votes for his election with 633,463 votes withheld. Dale V. Kesler was elected as a director and received 12,936,041 votes for his election with 509,411 votes withheld. The terms of office of Don V. Ingram, James C. Cooksey, John E. Grimes, and Hugh G. Robinson continued after the meeting. Ernst & Young was ratified as independent public accountants for the Company for 2003 and received 13,212,849 votes for their ratification, with 208,389 votes against and 24,212 votes abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description

10.1	Sixth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2003.

10.2	Amendment No. 2 to Employment Agreement between the Company and Don V. Ingram dated May 9, 2003.

10.3	Amendment No 2 to Employment Agreement between the Company and Paul V. Dufour dated May 9, 2003.

10.4	2003 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 7, 2003.

10.5	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 8, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

On April 30, 2003 the Company furnished a Form 8-K under Item 12 that included a press release announcing the Company’s results for the quarter ended March 31, 2003.

On May 27, 2003 the Company filed a Form 8-K/A-1 covering Item 7 “Financial Statements and Exhibits,” regarding the redemption of shares in its 50 percent joint venture (VAW-IMCO).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc.
(Registrant)

Date: August 14, 2003	By:	/s/ Robert R. Holian
Robert R. Holian
Senior Vice President
Controller and Chief Accounting Officer

Exhibit Index

Number	Exhibit Title

10.1	Sixth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2003.

10.2	Amendment No. 2 to Employment Agreement between the Company and Don V. Ingram dated May 9, 2003.

10.3	Amendment No 2 to Employment Agreement between the Company and Paul V. Dufour dated May 9, 2003.

10.4	2003 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 7, 2003.

10.5	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 8, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.