Form 10-Q
period 2003-09-30
IMCO RECYCLING INC
filed 2003-11-14
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period September 30, 2003

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2003.

Common Stock, $0.10 par value, 15,399,785

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$31,391	$6,875
Accounts receivable (net of allowance of $1,582 and $1,205 at September 30, 2003 and December 31, 2002, respectively)	64,274	24,501
Inventories	66,133	42,730
Deferred income taxes	3,809	3,355
Other current assets	8,909	13,210

Total Current Assets	174,516	90,671
Property and equipment, net	213,281	187,451
Goodwill	67,664	51,118
Investments in joint ventures	1,039	17,467
Other assets, net	6,670	4,703

	$463,170	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,747	$77,682
Accrued liabilities	22,738	18,589
Notes payable	—	7,420
Current maturities of long-term debt	25	94,075

Total Current Liabilities	103,510	197,766
Long-term debt	192,305	14,550
Deferred income taxes	18,541	10,883
Other long-term liabilities	27,023	11,347

STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,150,162 issued at September 30, 2003; 17,142,404 issued at December 31, 2002	1,715	1,714
Additional paid-in capital	102,638	103,958
Deferred stock compensation	(3,806)	(3,099)
Retained earnings	49,662	46,218
Accumulated other comprehensive loss from foreign currency translation adjustments and deferred hedging gains/losses	(8,755)	(9,830)
Treasury stock, at cost; 1,843,403 shares at September 30, 2003; 2,049,941 shares at December 31, 2002	(19,663)	(22,097)

Total Stockholders’ Equity	121,791	116,864

	$463,170	$351,410

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenues	$219,552	$180,866	$654,087	$519,276
Cost of sales	206,314	167,491	611,103	483,340

Gross profits	13,238	13,375	42,984	35,936
Selling, general and administrative expense	9,616	6,426	27,073	19,185
Interest expense	3,466	2,737	9,519	7,492
Fees on receivables sale	240	460	821	1,312
Other (income) expense, net	405	99	427	(194)
Equity in net (earnings) loss of affiliates	64	(460)	(847)	(1,103)

Earnings (loss) before income taxes, minority interest, and cumulative effect of accounting change	(553)	4,113	5,991	9,244
Provision for (benefit from) income taxes	(319)	1,443	2,174	3,426

Earnings (loss) before minority interests and cumulative effect of accounting change	(234)	2,670	3,817	5,818
Minority interests, net of provision for income taxes	108	177	373	409

Earnings (loss) before cumulative effect of accounting change	(342)	2,493	3,444	5,409

Cumulative effect of accounting change (after tax benefit of $7,132)	—	—	—	(58,730)

Net earnings (loss)	$(342)	$2,493	$3,444	$(53,321)

Net earnings (loss) per common share:
Basic before accounting change	$(0.02)	$0.17	$0.24	$0.37
Cumulative effect of accounting change	—	—	—	(4.03)

Basic earnings (loss) per share	(0.02)	0.17	0.24	(3.66)

Diluted before accounting change	(0.02)	0.17	0.24	0.37
Cumulative effect of accounting change	—	—	—	(4.00)

Diluted earnings (loss) per share	(0.02)	0.17	0.24	(3.63)

Weighted average shares outstanding:
Basic	14,463	14,492	14,474	14,565
Diluted	14,539	14,594	14,534	14,685

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2003	2002
OPERATING ACTIVITIES
Earnings before accounting change	$3,444	$5,409
Depreciation and amortization	20,000	17,741
Provision for (benefit from) deferred income taxes	3,144	(1,851)
Equity in earnings of affiliates	(847)	(1,103)
Other non-cash charges	5,800	3,069
Changes in operating assets and liabilities:
Accounts receivable	11,323	(14,495)
Accounts receivable sold	(15,000)	1,600
Inventories	(2,761)	(937)
Other current assets	4,094	(1,453)
Accounts payable and accrued liabilities	(28,853)	21,862

Net cash from operating activities	344	29,842

INVESTING ACTIVITIES
Payments for property and equipment	(13,577)	(9,232)
Redemption of shares by VAW-IMCO, net of cash acquired	15,670	—
Other	828	3,357

Net cash from (used by) investing activities	2,921	(5,875)

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility	24,300	(18,500)
Net (payments of) proceeds from long-term debt	(1,789)	(110)
Debt issuance costs	(1,386)	(975)
Other	(414)	163

Net cash from (used by) from financing activities	20,711	(19,422)

Effect of exchange rate differences on cash and cash equivalents	540	(476)

Net increase in cash and cash equivalents	24,516	4,069
Cash and cash equivalents at January 1	6,875	3,301

Cash and cash equivalents at September 30	$31,391	$7,370

SUPPLEMENTARY INFORMATION
Cash payments for interest	$6,468	$5,574
Cash payments for (proceeds from) income taxes	$(378)	$193

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

(Dollars in tables are in thousands, except per share data)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its majority-owned subsidiaries (which, collectively, except where the context otherwise requires, are referred to herein as “we,” “us” or “our”). All significant intercompany accounts and transactions have been eliminated. For further information, you should refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B – RECEIVABLES SALE

The receivables sold under our receivables sale facility totaled $46,300,000 and $66,900,000 at September 30, 2003 and September 30, 2002, respectively.

Under the receivables sale facility, we and certain of our originating subsidiaries had agreed to sell, from time to time, our interest in certain trade accounts receivable and other related assets to one of our wholly-owned subsidiaries. In turn, this subsidiary sold an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. The purchase limit (the aggregate amount of receivables that could be sold) was $75,000,000.

In connection with the issuance of our 10-3/8% senior secured notes and the establishment of our new senior secured revolving credit facility (see NOTE D – LONG TERM DEBT), we repurchased $46,300,000 in receivables outstanding under the receivables sale facility and terminated the receivables sale facility in October 2003. This facility was scheduled to expire in November 2003.

NOTE C – INVENTORIES

The components of inventories are:

	2003	2002
Finished goods	$29,057	$19,711
Raw materials	29,797	21,297
Work in process	3,349	67
Supplies	3,930	1,655

	$66,133	$42,730

NOTE D – LONG TERM DEBT

Subsequent Event – Refinancing Transactions: To refinance our existing indebtedness, on October 6, 2003, we issued $210,000,000 principal amount of 10-3/8% senior secured notes (new secured notes), due on October 15, 2010. The issue was priced at 99.383% to yield 10.50% and provided $208,704,000 of proceeds. Interest is payable semi-annually, on April 15 and October 15, commencing on April 15, 2004. In addition, on October 6, 2003, we established a new, four-year $120,000,000 senior secured revolving credit facility (new senior credit facility), and borrowings under this facility amounted to $27,959,000 as of that date. Our former senior credit facility and receivables sale facility were both scheduled to expire by their own terms in the fourth quarter of 2003.

The proceeds from the new secured note offering and initial borrowings under the new senior credit facility were or will be used as follows: repayment of the former senior credit facility, $122,600,000; repurchase of receivables outstanding under the receivables sale facility and termination of such facility, $46,300,000; repayment of certain Brazilian loans, $7,541,000; Additionally, approximately $51,400,000 in proceeds have been or will be applied toward outstanding loans and obligations owed by VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), our German subsidiary, to commercial banks and to Hydro Aluminium Deutchland GmbH (Hydro), our former joint venture partner, with regards to VAW-IMCO’s redemption liability. Fees and expenses of the new secured note offering and the establishment of the new senior credit facility are expected to be approximately $9,500,000. The fees and expenses of the new secured note offering and new senior credit facility are considered deferred charges and will be amortized and expensed as additional interest over the terms of the new secured notes and new senior credit facility.

Based on the terms of the new secured notes and the new senior credit facility, the amount of current maturities at September 30, 2003 relating to debt repaid has been classified as long-term. Including our initial borrowings under the new senior credit facility, annual maturities of long-term debt for each of the five succeeding years are $25,000, $20,000, $5,000, $27,959,000 and $0.

The following table provides a comparison between our debt outstanding as of September 30, 2003 and our pro forma debt outstanding as of October 6, 2003, the date of our refinancing:

Our debt is comprised of the following:	October 6, 2003 (pro forma)	September 30, 2003
Notes payable	$—	$7,196
Capital lease obligations	51	51
Former senior secured credit facility, expiring December 2003	—	118,300
New senior secured credit facility, expiring October 2007	27,959	—
VAW-IMCO credit facilities and share redemption liability (credit facilities expire in May, 2008) (share redemption liability due annually until December 2006)	—	52,379
Senior secured notes due in October 2010, interest rate at 10-3/8% per annum	210,000	—
Industrial revenue bonds, due in 2016, 2022 and 2023, interest rates range from 6.0% to 7.65% per annum	14,404	14,404

Total	$252,414	$192,330

The new secured notes are redeemable at our option, in whole, or in part, at any time after October 15, 2007. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the new secured notes with the proceeds of one or more equity offerings of our common shares at a redemption price of 110.375% of the principal amount of the new secured notes, together with accrued and unpaid interest, if any, to the date of the redemption.

The new secured notes are guaranteed on a senior basis by all of our existing wholly-owned domestic subsidiaries that are co-borrowers under the new senior credit facility and by any future restricted domestic subsidiaries. The new secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE N – GUARANTORS FINANCIAL STATEMENTS.

The new secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants, on the fixtures and equipment relating to substantially all of our leased domestic operating plants and in an intercompany note issued by VAW-IMCO to us. The liens securing the new secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the new senior credit facility) or to any of our foreign real or personal property.

Upon the occurrence of a “change of control,” (as defined under the indenture governing the terms of the new secured notes), we are required to purchase all or a portion of the new secured notes at a price equal to 101% of the principal amount of the new secured notes plus accrued interest.

The indenture governing the new secured notes, among other things, contains covenants limiting our ability and the ability of our restricted subsidiaries to: incur additional debt; make restricted payments, including without limitation, paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in sale-leaseback transactions; create liens on our or our subsidiaries’ assets; receive distributions; engage in transactions with affiliates; and merge or sell substantially all of our or our subsidiaries’ assets.

Under the new senior credit facility established on October 6, 2003, we will be subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of October 6, 2003, we estimated that our borrowing base would have supported additional borrowings of $43,026,000 after giving effect to outstanding borrowings of approximately $27,959,000 and outstanding letters of credit of $7,423,000.

The terms of our new senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. At any time during specified periods (including currently) our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

As a result of our new financing arrangements, our interest expense is expected to increase by approximately $11,000,000 on an annualized basis. This estimate is based upon assumed amounts outstanding of $210,000,000 and $27,959,000 and interest rates of 10.375% and 3.75% per annum for the new secured notes and our new senior credit facility.

Former Credit Facilities. As of September 30, 2003, we had in place a senior secured revolving credit facility and a receivables sale facility. See NOTE B – RECEIVABLES SALE. Both facilities were scheduled to expire by their terms during the fourth quarter of 2003.

We had used our former senior credit facility to provide funding for our short-term liquidity requirements and for letters of credit. As of September 30, 2003, we had $118,300,000 of indebtedness outstanding under the former senior credit facility. At September 30, 2003, we had standby letters of credit of $7,423,000 outstanding issued by several banks. The term of the former senior credit facility was scheduled to expire on December 31, 2003.

VAW-IMCO Credit Facilities. Our German subsidiary, VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), has its own long-term debt facilities in place, which are independent from our debt facilities described above. VAW-IMCO has used its long-term debt financing primarily for its investments in processing equipment, as well as for its working capital needs. At September 30, 2003, VAW-IMCO’s long-term debt outstanding was approximately $23,330,000.

On October 6, 2003, in conjunction with our 10-3/8% senior secured note issuance and new senior secured revolving credit facility, VAW-IMCO’s former debt facilities were extinguished and new debt facilities were established.

NOTE E – RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Under the provisions of this standard, we recorded the estimated fair value of liabilities for existing asset retirement obligations, as well as associated asset retirement costs, which were capitalized as increases to the carrying amounts of related long-lived assets. The amounts recorded are for legal obligations associated with the normal operation of our landfills and the retirement of those assets. Our asset retirement obligations consist primarily of environmental remediation costs associated with landfills that we own.

The amounts recognized for landfill asset retirement obligations, as of January 1, 2003, were $4,177,000 for our Morgantown, Kentucky landfill and $1,018,000 for our Sapulpa, Oklahoma landfill. The related asset retirement cost for each facility was capitalized as a long-lived asset (asset retirement cost) which is to be amortized over the remaining useful life of the landfills.

The landfill asset retirement obligation will be adjusted over time to recognize the current fair value of the obligation. Changes to the asset retirement obligation will be recognized as accretion expense as a component of cost of sales over the anticipated life of the landfill. Payments to prepare for the closures of these landfills reduce the asset retirement obligations. Examples of such payments include payments for retention ponds and groundwater drainage systems.

The asset retirement cost is to be amortized over the useful life of the asset. We had been previously accruing and expensing for the costs of the closure of the Morgantown, Kentucky and Sapulpa, Oklahoma landfills. The anticipated remaining lives of these landfills are 7 years and 4 years, respectively. These closure costs will continue to be expensed as a component of cost of sales over the estimated lives of these landfills, and reduced the amount of the asset retirement costs recognized in our balance sheet. The net amount of asset retirement costs recognized in our balance sheet as of January 1, 2003 was $2,058,000 ($5,195,000 in asset retirement cost, net of $3,137,000 of accumulated amortization).

No cumulative effect adjustment was recognized upon the adoption of SFAS 143 due to our previous accrual of costs related to such obligations. Net income for the nine months ended September 30, 2002 and for the full year of 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

The changes in our Asset Retirement Obligations and Asset Retirement Costs for the nine months ended September 30, 2003 are shown in the table below:

Carrying Amount of Asset Retirement Obligations	Nine months ended September 30, 2003
Balance at beginning of period—January 1, 2003	$5,195
Accretion expense	320
Payments	(275)

Balance at end of period—September 30, 2003	$5,240

Carrying Amount of Asset Retirement Cost	Nine months ended September 30, 2003
Balance at beginning of period—January 1, 2003	$2,058
Accumulated depreciation	(255)

Balance at end of period—September 30, 2003	$1,803

NOTE F – NET EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerators for basic and diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of accounting change	$(342)	$2,493	$3,444	$5,409
Cumulative effect of accounting change	—	—	—	(58,730)

Net earnings (loss)	$(342)	$2,493	$3,444	$(53,321)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,462,889	14,492,148	14,473,973	14,564,583
Dilutive potential common shares- stock options	75,871	101,660	60,221	120,655

Denominator for diluted earnings (loss) per share	14,538,760	14,593,808	14,534,194	14,685,238

Net earnings (loss) per share:
Basic before cumulative effect	(0.02)	0.17	0.24	0.37
Basic after cumulative effect	(0.02)	0.17	0.24	(3.66)
Diluted before cumulative effect	(0.02)	0.17	0.24	0.37
Diluted after cumulative effect	(0.02)	0.17	0.24	(3.63)

NOTE G – CONTINGENCIES

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002.

From time to time, our operations have resulted, or may result, in certain noncompliance with applicable requirements under environmental laws. However, we believe that any such noncompliance under such environmental laws would not have a material adverse effect on our financial position or results of operations.

In 1997, the Illinois Environmental Protection Agency (IEPA) notified us that two of our zinc subsidiaries were potentially responsible parties (PRP) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past sent zinc oxide for processing and resale. The site has not been fully investigated and final cleanup costs have not yet been determined. We have been informed by IEPA that the agency is preparing a revised list of companies that may have sent materials to the site and the volume of materials sent by each company. After receiving this information, our subsidiaries presently plan to seek, possibly in connection with other PRPs, an agreed resolution of the IEPA’s claim.

On February 15, 2001, the State of Michigan filed a lawsuit against us in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arises out of disputes between our Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at Alchem’s aluminum specialty alloy production facilities in Coldwater, Michigan. The State claims injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit seeks compliance by us as well as potentially substantial monetary penalties. We have filed an answer to the complaint and are in the discovery stage of the process. A motion for summary disposition has been granted regarding portions of the State’s complaint. We are currently pursuing settlement negotiations with the State.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to us a Notice of Violation (NOV) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at our Coldwater facilities. The NOV addresses the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that we purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from two of our Coldwater facilities. In September 2001, we filed our response with Region V of the Environmental Protection Agency, and there have been no developments in this matter since that date.

Additionally, there is the possibility that expenditures could be required at our other facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect our results of operations in future periods.

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered a judgment in our favor in July 2003. We have filed post-trial motions seeking the award of our attorneys fees and to clarify the terms of the favorable judgment. When judgment is entered, to clarify these points an appeal may be filed by one or both parties. We currently believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case. We have deferred expensing certain legal fees and expenses incurred during the third quarter in connection with this matter.

We are also a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such proceedings would not have a material adverse effect on our financial position or results of operations.

NOTE H – OTHER COMPREHENSIVE EARNINGS (LOSS)

The following table presents net earnings and the effect of adding components of other comprehensive earnings, which are items that change equity during the reporting period, but are not included in net earnings:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$(342)	$2,493	$3,444	$(53,321)
Hedging, net of tax	(244)	695	197	4,657
Foreign currency translation adjustment and other	(1,395)	(4,351)	880	(4,702)

Comprehensive earnings (loss)	$(1,981)	$(1,163)	$4,521	$(53,366)

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of earnings are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity, as a component of other comprehensive earnings (loss), as shown above.

NOTE I – SEGMENT REPORTING

We have three reportable segments: aluminum-domestic, aluminum-international, and zinc. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation. In March 2003, we reached an agreement to acquire the full ownership of our then 50 percent owned joint venture in Germany. See NOTE J – VAW-IMCO below. Effective March 1, 2003, all of VAW-IMCO’s accounts were consolidated into our financial statements. Previously, VAW-IMCO’s financial results had been reported under the equity method of accounting which only recorded our 50 percent share of VAW-IMCO’s after tax earnings. As a result of the consolidation of VAW-IMCO into our consolidated financial statements, and adjustments to our internal financial reporting structure, we now recognize an aluminum-international segment, in addition to our aluminum-domestic and zinc segments.

The aluminum-domestic segment represents all of our aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures, within the United States. Our aluminum-international segment represents all of our aluminum melting, processing, alloying and brokering activities outside of the United States. Our zinc segment represents all of our zinc melting, processing and brokering activities. Prior period results have been reclassified to reflect the aluminum-international segment. The table below shows our segment assets as of September 30, 2003 compared to December 31, 2002.

	September 30, 2003	December 31, 2002
Assets:
Aluminum-Domestic	$195,783	$195,056
Aluminum-International	164,019	47,286
Zinc	82,986	80,277
Other unallocated assets	20,382	28,791

Total Assets	$463,170	$351,410

The following table shows our segment revenues and income for the three month and nine month periods ended September 30, 2003 and September 30, 2002, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
Aluminum-Domestic	$110,402	$134,111	$359,376	$381,915
Aluminum-International	69,895	5,827	183,717	17,350
Zinc	39,255	40,928	110,994	120,011

Total revenues	$219,552	$180,866	$654,087	$519,276

INCOME:
Aluminum-Domestic	$3,840	$10,271	$15,017	$26,845
Aluminum-International	2,392	119	11,616	691
Zinc	1,550	830	4,060	3,283

Total segment income	$7,782	$11,220	$30,693	$30,819

Unallocated amounts:
General and administrative expenses	$(4,224)	$(3,811)	$(13,935)	$(12,965)
Amortization expense	(79)	—	(189)	—
Interest expense	(3,466)	(2,737)	(9,519)	(7,492)
Fees on receivables sale	(240)	(460)	(821)	(1,312)
Interest and other income (expense)	(326)	(99)	(238)	194

Earnings before provision for income taxes and minority interests	$(553)	$4,113	$5,991	$9,244

NOTE J – VAW-IMCO

General: On March 14, 2003, one of our wholly-owned subsidiaries entered into an agreement with Hydro Aluminium Deutschland GmbH (“Hydro”) and VAW-IMCO, finalizing the terms and conditions under which VAW-IMCO would redeem its shares owned by Hydro. Due to the impracticality of creating mid-month financial statements, we chose to consolidate VAW-IMCO as of March 1, 2003.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity of about 600 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets.

Under this agreement, the redemption price for Hydro’s share interest was 30,407,500 Euros (approximately U.S. $32,300,000), payable in Euros in five installments, plus interest. The first installment of 6,081,500 Euros, plus interest of 613,000 Euros, was paid by VAW-IMCO to Hydro on March 18, 2003.

Voting control of VAW-IMCO was effectively vested in one of our wholly-owned subsidiaries, and as a result, effective March 1, 2003, the results of operations of VAW-IMCO were consolidated with ours and reflected within our consolidated financial statements. Prior to that date, the results of operations of VAW-IMCO had been reflected in our financial statements under the equity method of accounting. For the two month period ended February 28, 2003, and the three month and nine month periods ended September 30, 2002, our equity in the net income of VAW-IMCO was stated at $734,000, $355,000 and $927,000, respectively. The following table represents the condensed income statements for VAW-IMCO for the two month period ended February 28, 2003, and the three month and nine month periods ended September 30, 2002.

	Two months ended February 28,	Three months ended September 30,	Nine months ended September 30,
	2003	2002	2002
Revenues	$51,445	$61,407	$178,908
Gross Profit	$5,945	$4,829	$11,461
Net Income	$1,469	$704	$1,842

The redemption liability for Hydro’s share interest plus the obligations assumed were allocated to the following assets at their fair value: approximately $22,400,000 in cash, $34,200,000 in accounts receivable net of an allowance for doubtful accounts, approximately $19,300,000 in inventories, and approximately $31,100,000 in property, plant and equipment. These asset additions caused our total assets to increase by more than $108,000,000.

We also included in our consolidated financial statements all of the obligations of VAW-IMCO. These include accounts payable and other accrued liabilities totaling approximately $33,300,000, as well as approximately $23,000,000 in current maturities of long-term debt and approximately $500,000 in long-term debt. We assumed a $10,000,000 liability for accrued pension costs and a deferred tax liability of approximately $4,200,000.

The redemption price allocation described above resulted in our recording approximately $16,800,000 in goodwill.

We believe that we have identified all necessary liabilities related to purchase price adjustments for the redemption of the Hydro shares. However, it is possible that we may further modify these purchase price adjustments.

The following table represents our condensed pro forma income statement for the three month period ended September 30, 2002 and the nine month periods ended September 30, 2003 and September 30, 2002, respectively. The condensed pro forma income statement assumes that the consolidation of VAW-IMCO occurred on January 1, 2002.

IMCO RECYCLING INC. AND SUBSIDIARIES

Pro Forma Statement of Income

(In thousands, except per share amounts)

	Three months ended September 30,	Nine months ended September 30,
	2002	2003	2002
Revenues	$239,695	$705,532	$704,852
Gross Profit	16,778	48,929	43,888
Earnings before accounting change	2,543	4,088	5,852
Cumulative effect of accounting change (net of tax $7,132)	—	—	(58,730)
Net earnings (loss)	2,543	4,088	(52,878)

Net Earnings (loss) per common share:
Basic before accounting change	$0.18	$0.28	$0.40
Cumulative effect of accounting change	—	—	(4.03)

Basic earnings (loss) per share	$0.18	$0.28	$(3.63)

Diluted before accounting change	$0.17	$0.28	$0.40
Cumulative effect of accounting change	—	—	(4.00)

Diluted earnings (loss) per share	$0.17	$0.28	$(3.60)

Weighted average shares outstanding:
Basic	14,492	14,474	14,565
Diluted	14,594	14,534	14,685

NOTE K – STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$(342)	$2,493	$3,444	$(53,321)
Add: stock-based compensation expense included in reported net income (loss), net of tax	190	—	378	—
Less: compensation cost determined under the fair value method, net of tax	169	104	513	288

Pro forma net earnings (loss)	$(321)	$2,389	$3,309	$(53,609)

Basic earnings (loss) per share:
As reported	$(0.02)	$0.17	$0.24	$(3.66)
Pro forma	(0.02)	0.16	0.23	(3.68)

Diluted earnings (loss) per share:
As reported	$(0.02)	$0.17	$0.24	$(3.63)
Pro forma	(0.02)	0.16	0.23	(3.65)

NOTE L – STOCKHOLDERS’ EQUITY

In May 2003, we awarded a total of 80,000 shares of restricted common stock to one of our officers. These shares cannot be transferred or pledged and are subject to forfeiture if the officer’s employment with us terminates under certain circumstances before the restriction period for the award expires. Dividends are not paid or earned on these shares unless and until they are vested. The restrictions lapse on May 7, 2010, or upon the death, disability, termination “without cause,” or resignation for “good reason” of the officer, or upon a “change in control” (as those terms are defined under the Employment Agreement of the officer), if earlier. These shares are not included in the calculation of earnings per share.

NOTE M – INCOME TAXES

After excluding the effects of equity income from our interest in VAW-IMCO, which is reported on an after tax basis, we recorded an effective tax rate of 37% for the nine month period ended September 30, 2003, which was slightly lower than the tax rate in the comparable period in 2002. Our tax provision for the nine month period ended September 30, 2003 includes the foreign tax provision for VAW-IMCO’s operations effective from March 1, 2003 at the effective German tax rates. See NOTE J – VAW-IMCO.

The provision (benefit) for income taxes, excluding taxes on minority interests, was as follows:

	For the three months ended September 30, 2003	For the three months ended September 30, 2002	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Current:
Federal	$(3,004)	$3,450	$(3,111)	$4,271
State	(134)	194	(55)	263
Foreign	762	(27)	2,952	101

	(2,376)	3,617	(214)	4,635
Deferred:
Federal	2,034	(2,347)	2,392	(1,383)
State	207	(1,113)	145	(220)
Foreign	(184)	1,286	(149)	394

	2,057	(2,174)	2,388	(1,209)

Provision (benefit) for income taxes	$(319)	$1,443	$2,174	$3,426

The income tax expense, computed by applying the federal statutory rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows:

	For the nine months ended September 30, 2003	For the nine months ended September 30, 2002
Income taxes (benefit) at the federal statutory rate	$(1,102)	$2,962
Foreign taxes at the statutory rate	3,315	(16)
Goodwill amortization, nondeductible	—	—
State income taxes, net	132	212
Foreign income not currently taxable	(298)	(420)
Other, net	127	688

Provisions (benefit) for income taxes	$2,174	$3,426

NOTE N – GUARANTORS FINANCIAL STATEMENTS

Presented below, for purposes of complying with the reporting requirements of the guarantor subsidiaries, are condensed consolidating financial statements of IMCO Recycling Inc., the issuer of the 10-3/8% senior secured notes due 2010, its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating balance sheets are presented as of September 30, 2003. Condensed consolidating statements of operations are presented for the three and nine month periods ended September 30, 2003 and September 30, 2002. Condensed consolidating statements of cash flows are presented for the nine month periods ended September 30, 2003 and September 30, 2002.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONSOLIDATED BALANCE SHEETS

	September 30, 2003
ASSETS	IMCO Recycling Inc.	Combined Guarantor Subsidiaries(1)	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$379	$37	$30,975	$—	$31,391
Accounts receivable, net	1,384	24,644	38,246	—	64,274
Inventories	2,688	44,503	18,942	—	66,133
Deferred income taxes	1,743	959	1,107	—	3,809
Other current assets	2,080	4,988	1,841	—	8,909

Total Current Assets	8,274	75,131	91,111	—	174,516
Property and equipment, net	37,945	112,171	65,067	(1,902)	213,281
Goodwill	3,660	46,848	17,156	—	67,664
Investments in joint ventures	—	1,039	—	—	1,039
Other assets, net	1,878	2,442	2,350	—	6,670
Investments in subsidiaries/ intercompany receivable (payable), net	237,277	(25,434)	(10,920)	(200,923)	—

	$289,034	$212,197	$164,764	$(202,825)	$463,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,436	$50,599	$19,712	$—	$80,747
Accrued liabilities	1,858	5,614	15,266	—	22,738
Current maturities of long-term debt	—	21	4	—	25

Total Current Liabilities	12,294	56,234	34,982	—	103,510
Long-term debt	132,703	17	59,585	—	192,305
Deferred income taxes	6,420	6,690	5,431	—	18,541
Other long-term liabilities	5,814	3,820	17,388	1	27,023

Total Stockholders’ Equity	131,803	145,436	47,378	(202,826)	121,791

	$289,034	$212,197	$164,764	$(202,825)	$463,170

(1)	Includes accounts receivables of our subsidiary, IMCO Funding Corporation, which is not a guarantor of the new secured notes. Effective upon termination of the receivables sales facility on October 6, 2003 (see NOTE B – RECEIVABLES SALE) these receivables were purchased by the guarantors.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$20,935	$131,776	$73,394	$(6,553)	$219,552
Cost of sales	19,257	125,797	67,813	(6,553)	206,314

Gross profits	1,678	5,979	5,581	—	13,238

Selling, general and administrative expense	434	6,394	2,788	—	9,616
Interest expense	2,267	425	971	(197)	3,466
Fees on receivables sale	—	240	—	—	240
Interest and other income	1,886	(1,900)	393	26	405
Equity in net earnings of affiliates	(1,934)	64	—	1,934	64

Earnings (loss) before provision (benefit) for income taxes and minority interest	(975)	756	1,429	(1,763)	(553)
Provision (benefit) for income taxes	(633)	16	298	—	(319)

Earnings (loss) before minority interests	(342)	740	1,131	(1,763)	(234)
Minority interests, net of provision for income taxes	—	—	108	—	108

Net earnings (loss)	$(342)	$740	$1,023	$(1,763)	$(342)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2002
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$25,846	$149,479	$14,353	$(8,812)	$180,866
Cost of sales	21,958	140,954	13,391	(8,812)	167,491

Gross profits	3,888	8,525	962	—	13,375

Selling, general and administrative expense	487	5,751	188	—	6,426
Interest expense	2,010	387	631	(291)	2,737
Fees on receivables sale	—	460	—	—	460
Interest and other income	2,629	(2,897)	76	291	99
Equity in net earnings of affiliates	(5,077)	(105)	(355)	5,077	(460)

Earnings (loss) before provision (benefit) for income taxes and minority interest	3,839	4,929	422	(5,077)	4,113
Provision (benefit) for income taxes	1,346	—	97	—	1,443

Earnings (loss) before minority interests	2,493	4,929	325	(5,077)	2,670
Minority interests, net of provision for income taxes	—	—	177	—	177

Net earnings (loss)	$2,493	$4,929	$148	$(5,077)	$2,493

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$70,380	$408,715	$195,525	$(20,533)	$654,087
Cost of sales	64,100	391,001	176,535	(20,533)	611,103

Gross profits	6,280	17,714	18,990	—	42,984
Selling, general and administrative expense	1,356	19,508	6,209	—	27,073
Interest expense	6,193	1,028	2,807	(509)	9,519
Fees on receivables sale	—	821	—	—	821
Interest and other income	5,992	(6,416)	513	338	427
Equity in net earnings of affiliates	(9,867)	(113)	(734)	9,867	(847)

Earnings (loss) before provision (benefit) for income taxes and minority interest	2,606	2,886	10,195	(9,696)	5,991
Provision (benefit) for income taxes	(838)	16	2,996	—	2,174

Earnings (loss) before minority interests	3,444	2,870	7,199	(9,696)	3,817
Minority interests, net of provision for income taxes	—	—	373	—	373

Net earnings (loss)	$3,444	$2,870	$6,826	$(9,696)	$3,444

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2002
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$72,591	$434,073	$33,709	$(21,097)	$519,276
Cost of sales	64,437	409,101	30,899	(21,097)	483,340

Gross profits	8,154	24,972	2,810	—	35,936

Selling, general and administrative expense	2,025	16,523	637	—	19,185
Interest expense	6,284	1,092	804	(688)	7,492
Fees on receivables sale	—	1,312	—	—	1,312
Interest and other income	8,077	(8,904)	(55)	688	(194)
Equity in net earnings of affiliates	49,047	(176)	(927)	(49,047)	(1,103)

Earnings (loss) before provision (benefit) for income taxes and minority interest	(57,279)	15,125	2,351	49,047	9,244
Provision (benefit) for income taxes	3,174	—	252	—	3,426

Earnings (loss) before minority interests	(60,453)	15,125	2,099	49,047	5,818
Minority interests, net of provision for income taxes	—	—	409	—	409

Earnings (loss) before accounting change	(60,453)	15,125	1,690	49,047	5,409

Cumulative effect of accounting change (net of tax) for goodwill impairment	7,132	(64,942)	(920)	—	(58,730)

Net earnings (loss)	$(53,321)	$(49,817)	$770	$49,047	$(53,321)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Elimin- ations	Consol- idated
Operating Activities:
Earnings before accounting change	$3,444	$2,870	$6,826	$(9,696)	$3,444
Depreciation	4,307	11,741	3,952	—	20,000
Provision (benefit) for deferred income tax	2,643	(95)	596	—	3,144
Equity in earnings of affiliates	(9,696)	(113)	(734)	9,696	(847)
Net transfers with subsidiaries	20,107	(2,288)	(1)	(17,818)	—
Other non-cash items	2,087	2,471	1,242	—	5,800
Changes in operating assets & liabilities:
Accounts receivable	7,282	(3,384)	7,425	—	11,323
Accounts receivable sold	(15,000)	—	—	—	(15,000)
Inventories	(80)	(7,841)	5,160	—	(2,761)
Other current assets	280	3,234	580	—	4,094
Accounts payable & accrued liabilities	(36,118)	(3,125)	(7,428)	17,818	(28,853)

Net cash from (used by) operating activities	(20,744)	3,470	17,618	—	344

Investing Activities:
Payments for property & equipment	(953)	(5,938)	(6,686)	—	(13,577)
Redemption of shares by VAW-IMCO	—	1	15,669	—	15,670
Other	(3,472)	1,006	3,294	—	828

Net cash from (used by) investing activities	(4,425)	(4,931)	12,277	—	2,921

Financing Activities:
Net (payments of) proceeds from long-term revolving credit facility	24,300	—	—	—	24,300
Net (payments of) proceeds of long-term debt	—	(155)	(1,634)	—	(1,789)
New debt issuance costs	(1,386)	—	—	—	(1,386)
Other	216	1,470	(2,100)	—	(414)

Net cash from (used by) financing activities	23,130	1,315	(3,734)	—	20,711

Effect of exchange rate changes on cash	—	—	540	—	540

Net increase in cash and cash equivalents	(2,039)	(146)	26,701	—	24,516

Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$379	$37	$30,975	$—	$31,391

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2002
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Elimin- ations	Consol- idated
Operating Activities:
Earnings before accounting change	$5,409	$15,125	$1,690	$(16,815)	$5,409
Depreciation	4,398	11,740	1,603	—	17,741
Provision (benefit) for deferred income tax	559	(2,410)	—	—	(1,851)
Equity in earnings of affiliates	(16,815)	(176)	(927)	16,815	(1,103)
Net transfers with subsidiaries	5,148	—	6	(5,154)	—
Other non-cash items	1,966	532	571	—	3,069
Changes in operating assets & liabilities:	—	—	—	—
Accounts receivable	(7,297)	(7,904)	706	—	(14,495)
Accounts receivable sold	1,600	—	—	—	1,600
Inventories	1,267	(3,355)	1,151	—	(937)
Other current assets	(36)	(989)	(428)	—	(1,453)
Accounts payable & accrued liabilities	28,658	(5,343)	(6,607)	5,154	21,862

Net cash from (used by) operating activities	24,857	7,220	(2,235)	—	29,842

Investing Activities:
Payments for property & equipment	(1,694)	(3,798)	(3,740)	—	(9,232)
Other	(990)	(5,557)	9,904	—	3,357

Net cash from (used by) investing activities	(2,684)	(9,355)	6,164	—	(5,875)

Financing Activities:
Net (payments of) proceeds from long-term revolving credit facility	(18,500)	—	—	—	(18,500)
Net (payments of) proceeds of long-term debt		(110)	—	—	(110)
New debt issuance costs	(975)	—	—	—	(975)
Other	312	1,794	(1,943)	—	163

Net cash from (used by) financing activities	(19,163)	1,684	(1,943)	—	(19,422)

Effect of exchange rate changes on cash	—	—	(476)	—	(476)

Net increase in cash and cash equivalents	3,010	(451)	1,510	—	4,069

Cash and cash equivalents at beginning of period	308	635	2,358	—	3,301

Cash and cash equivalents at end of period	$3,318	$184	$3,868	$—	$7,370

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to the section below entitled FORWARD-LOOKING STATEMENTS.

General

Tolling and product sales business

For the nine month period ended September 30, 2003, approximately 55% of our total processing volumes consisted of aluminum and zinc tolled for our customers. Tolling revenues reflect only the processing cost and our profit margin for the customer-owned metal. Our activities also involve processing, recovery and specialty alloying of aluminum and zinc metal and the production of value-added zinc products for sale by us. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and our profit margin. Accordingly, our tolling business produces lower revenues and costs of sales than our product sales business and our product sales business requires greater amounts of working capital. Variations in the mix between our tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, we consider processing volume to be a more important determinant of performance than revenues.

The following table sets forth for the periods indicated information concerning total pounds processed, total revenues and total gross profits:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Pounds processed	741,530	651,065	2,172,958	1,882,665
Percentage of pounds tolled	56%	56%	55%	59%
Revenues	$219,552	$180,866	$654,087	$519,276
Gross profits	$13,238	$13,375	$42,984	$35,936

Closures, suspensions and asset deployment

Over the past three years, we have taken steps to counter the reduced demand we have experienced at our U.S. operations. We have closed two aluminum recycling facilities and one zinc recycling facility, provisionally suspended operations at two aluminum recycling facilities and reduced the number of furnaces we operate at other domestic facilities. We have re-deployed some of these assets to our joint venture facility in Monterrey, Mexico and other plants. We recorded no special restructuring expense as a result of these occurrences, and have recorded the costs associated with these activities into current operations as cost of goods sold.

Effects of consolidation with VAW-IMCO

In March 2003, we entered into an agreement with Hydro Aluminium Deutschland GmbH (Hydro) and our then 50%-owned joint venture, VAW-IMCO, finalizing the terms and conditions by which VAW-IMCO would redeem its shares owned by Hydro.

As a result, we currently have voting control of VAW-IMCO, and, effective March 1, 2003, the financial condition and results of operations of VAW-IMCO were consolidated with ours and, since then, have been reflected within our historical consolidated financial statements. Prior to March 1, 2003, the results of operations of VAW-IMCO had been reflected in our historical consolidated financial statements under the equity method of accounting.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual processing capacity of approximately 600 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets.

The redemption agreement provided that the price for Hydro’s share interest would be 30,407,500 Euros (approximately U.S. $32,300,000), payable in Euros. The first installment of 6,081,500 Euros, plus interest, was paid by VAW-IMCO to Hydro on March 18, 2003. We recorded additional indebtedness to reflect VAW-IMCO’s redemption obligations to Hydro. As of September 30, 2003, the amount of this obligation outstanding was approximately 24,300,000 Euros (approximately U.S. $28,377,000). It is anticipated that all or substantially all of the remaining redemption liability will be repaid in the near future.

The consolidation of VAW-IMCO’s results of operations with ours has resulted in a lower percentage of tolling business in our overall total processing volumes, because a majority of VAW-IMCO’s business consists of product sales.

Segment information

As a result of the changes to our internal financial reporting structure due to the consolidation of VAW-IMCO effective March 1, 2003, we now have three reportable segments: aluminum-domestic, aluminum-international, and zinc. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation.

The aluminum-domestic segment represents all of our aluminum melting, processing, alloying, brokering and salt cake recovery activities, including investments in joint ventures, within the United States. Our aluminum-international segment represents all of our aluminum melting, processing, alloying and brokering activities outside of the United States. Our zinc segment represents all of our zinc melting, processing and brokering activities. Results for the three and nine month periods ended September 30, 2003 and 2002, and our financial condition as of December 31, 2002, as shown in NOTE I – SEGMENT REPORTING, have been reclassified to reflect the division of our aluminum segment into two reportable segments.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of our financial statements in accordance with generally accepted accounting principles requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include accounting for inventories, long-lived assets, property and equipment, goodwill and other intangible assets, market risk, credit risk and income taxes. Our management uses historical experience and certain other information available in order to make these judgments and estimates; actual results will inevitably differ from those estimates and assumptions that are used to prepare our financial statements at any given time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Production. For the three month period ended September 30, 2003, we melted 741.5 million pounds, 14% more than the 651.0 million pounds during the same period in 2002. For the nine month period ended September 30, 2003, we melted 2.17 billion pounds, 15% more than the 1.88 billion pounds during the same period in 2002. The aluminum-international segment accounted for most of the overall production increase for the three and nine month periods, primarily through the consolidation of VAW-IMCO’s results of operations with ours. Zinc segment production increased 10% and 5% for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002.

Tolling activity for the three and nine month periods ended September 30, 2003 represented approximately 56% and 55% of total pounds processed, respectively. For the three month period ended September 30, 2003, compared to the same period ended September 30, 2002, the amount of toll material processed increased slightly; however, in terms of percentages, the overall toll activity was relatively unchanged at approximately 56%. For the nine month period ended September 30, 2003, compared to the same time period ended on September 30, 2002, our amount of toll activity decreased from approximately 59% to 55% . This was mostly due to the consolidation of VAW-IMCO (most of its production is for product sales), and due to decreases in toll activity in the aluminum-domestic segment.

The following table shows the total pounds processed and the percentage tolled for the aluminum-domestic, aluminum-international and zinc segments (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Pounds Processed:
Aluminum-Domestic	462,109	549,170	1,436,976	1,605,126
Aluminum-International	214,271	42,524	554,638	104,736
Zinc	65,150	59,371	181,344	172,803

Total Pounds Processed	741,530	651,065	2,172,958	1,882,665

Percentage Tolled:
Aluminum-Domestic	65%	61%	62%	64%
Aluminum-International	52%	69%	53%	71%
Zinc	3%	3%	3%	3%
Total Percentage Tolled	56%	56%	55%	59%

Aluminum-Domestic Production: For the three and nine month periods ended September 30, 2003, our aluminum-domestic segment melted 16% and 10% less aluminum than it did during the same periods in 2002. The decrease in production was primarily due to idle capacity at several of our processing facilities as a result of weak demand from can stock producers, a lower aluminum recycling rate, increased selectivity in scrap purchases by us in an attempt to improve profit margins, the continuing reduction in primary aluminum production capacity in the Pacific Northwest, and overall weakness in the sectors of the U.S. industrial economy that are served by this segment.

Aluminum-International Production: For the three and nine month periods ended September 30, 2003, our aluminum-international segment melted 404% and 430% more aluminum, respectively, than it did during the same periods in 2002. The increase was largely due to the consolidation of VAW-IMCO in March 2003 and the addition of our Brazilian facility in June 2002, along with increasing volumes from our Mexican operations.

Zinc Production: Overall zinc production increased from previous levels. For the three and nine month periods ended September 30, 2003, we processed 10% and 5% more zinc, respectively, than we did during the same periods in 2002. This increase was due to more production at our zinc metal facilities and the fourth quarter 2002 addition of our Spokane, Washington facility. These increases offset a small decrease in production at our zinc oxide facilities.

Revenues. For the three month period ended September 30, 2003, our consolidated revenues increased 21% to $219,552,000, compared to $180,866,000 for the same period in 2002. For the nine month period ended September 30, 2003, revenues increased 26% to $654,087,000, compared to $519,276,000 for the same period in 2002. The aluminum-international segment accounted for all of the overall revenue increase for both the three and nine month periods. The increase occurred in the international segment as a result of the consolidation of VAW-IMCO as of March 1, 2003, and the acquisition of our Brazil facility in June 2002. The completed construction and start-up of operations at our joint venture facility in Monterrey, Mexico during the fourth quarter of 2002 also increased revenue in this segment.

Product sales, compared to tolling transactions, expose us to a greater degree of market risk because of fluctuations in the price of scrap metal which we must buy as raw material, and fluctuations in the then-prevailing aluminum and zinc market prices at which we sell the resulting processed metal. Our aluminum specialty alloying activities, which serve the transportation market, and our zinc segment operations primarily consist of product sales business.

The following table shows the total revenues for the aluminum-domestic, aluminum-international and zinc segments (in thousands) (see NOTE I – SEGMENT REPORTING):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
Aluminum-Domestic	$110,402	$134,111	$359,376	$381,915
Aluminum-International	69,895	5,827	183,717	17,350
Zinc	39,255	40,928	110,994	120,011

Total revenues	$219,552	$180,866	$654,087	$519,276

Aluminum-Domestic Revenues: For the three month period ended September 30, 2003, our domestic aluminum revenues decreased 18% as compared to the same three month period in 2002. For the nine month period ended September 30, 2003, our domestic aluminum revenues decreased 6% when compared to the same nine month period in 2002. Although U.S. manufacturing sector economic conditions improved modestly in the third quarter of 2003, revenues in this segment reflected the overall weakness in the sectors of the U.S. industrial economy that we serve. In addition, several automotive customers who typically reduce their demand in the fiscal third quarter due to production changes took a longer shutdown than in prior periods.

Aluminum-International Revenues: International aluminum revenues were sharply higher for the three and nine months ended September 30, 2003 compared to the same time period in 2002. This reflected the consolidation of VAW-IMCO as of March 1, 2003, the addition of our Brazil facility in June 2002 and the completed construction and start-up of operations at our joint venture facility in Monterrey, Mexico during the fourth quarter of 2002.

Zinc Revenues: For the three month period ended September 30, 2003, our zinc revenues decreased 4% as compared to the same period in 2002. For the nine month period ended September 30, 2003, our zinc revenues decreased 8% as compared to the same nine month period in 2002. This decrease was mostly due to lower sales in the zinc brokerage operations. Overall zinc commodity prices improved modestly from the same time periods last year.

Gross Profits. For the three month period ended September 30, 2003, our consolidated gross profits decreased slightly to $13,238,000 as compared to $13,375,000 in the same period in 2002. For the nine month period ended September 30, 2003, consolidated gross profits increased 20% to $42,984,000 compared to $35,936,000 in the first nine months of 2002. For the nine months ended September 30, 2003, the consolidation of VAW-IMCO was principally responsible for most of this increase in gross profits, and helped to offset higher natural gas costs and lower aluminum-domestic profit margins in both time periods as well. See ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below.

The following table shows the total income for the aluminum and zinc segments and a reconciliation of segment income to our consolidated gross profits (in thousands) (see NOTE I – SEGMENT REPORTING):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Segment Income:
Aluminum-Domestic	$3,840	$10,271	$15,017	$26,845
Aluminum-International	2,392	119	11,616	691
Zinc	1,550	830	4,060	3,283

Total segment income	$7,782	$11,220	$30,693	$30,819

Items not included in gross profits:
Plant selling expense	1,151	1,354	3,571	3,775
Management SG&A expense	4,231	1,135	9,328	2,307
Equity in earnings of affiliates	64	(460)	(847)	(1,103)
Other income	10	126	239	138

Gross Profits	$13,238	$13,375	$42,984	$35,936

Aluminum-Domestic Income: For the three month period ended September 30, 2003, our aluminum-domestic income decreased 63% as compared to the same period in 2002. For the nine month period ended September 30, 2003, aluminum-domestic income decreased 44% as compared to the same period of 2002. The reduced volumes previously discussed, higher natural gas costs, and lower profit margins in the specialty alloys business caused by higher scrap prices were the main factors for reduced aluminum-domestic income. Higher scrap prices were the result of significant purchases of scrap by foreign buyers, which caused high demand and prices for available scrap.

Aluminum-International Income: For the three month period ended September 30, 2003, our aluminum-international income increased sharply as compared to the same period in 2002. For the nine month period ended September 30, 2003, aluminum-international income also increased substantially as compared to the same period of 2002. This reflected the consolidation of VAW-IMCO as of March 1, 2003 and the completed construction and start-up of operations at our joint venture facility in Monterrey, Mexico during the fourth quarter of 2002. The overall strengthening of foreign currencies against the dollar, and especially the Euro, also had a favorable effect on aluminum-international income. However, third quarter 2003 aluminum-international income was reduced due to the inclusion of a mark-to-market aluminum hedge loss of $1,300,000 at VAW-IMCO. This unrealized loss was recorded because the LME aluminum price and the relative value of the U.S. Dollar to the Euro both declined at the end of the third quarter.

Zinc Income: For the three and nine month periods ended September 30, 2003, our zinc income increased 87% and 24%, respectively, compared to the same periods in 2002. Overall zinc prices improved modestly during the three and nine months ended September 30, 2003, compared to the same time periods in 2002. This, coupled with higher processing volume as discussed above, accounted for the improved results.

SG&A Expenses. Selling, general and administrative expenses for the three month period ended September 30, 2003 were $9,616,000, an increase of 50% from $6,426,000 for the comparable period last year. For the nine month period ended September 30, 2003, selling, general and administrative expenses increased by 41% to $27,073,000, compared to $19,185,000 in the same period of 2002. The increase in expenses during the nine month period was due to the consolidation of VAW-IMCO into our consolidated financial statements, and higher professional fees incurred in connection with litigation matters, while the increase in the three month period was due primarily to the VAW-IMCO consolidation. We have deferred expensing certain legal fees and expenses incurred by us during the third quarter in connection with the Bland case. The receivable was included in other current assets as of September 30, 2003, and we believe that this receivable is fully recoverable. See NOTE G – CONTINGENCIES.

Interest Expense. Interest expense for the three month periods ended September 30, 2003 and September 30, 2002 was $3,466,000 and $2,737,000, respectively, representing an increase of 27%. For the first nine months of 2003, interest expense also increased 27% to $9,519,000, as compared to $7,492,000 in the same period of 2002. The increase in interest expense during these periods was due to the consolidation of VAW-IMCO’s indebtedness into our consolidated financial statements, and interest on the debt assumed in connection with the acquisition of our Brazil facility in September 2002.

Fees on Receivables Sale. Our former receivables sale facility allowed us and certain of our subsidiaries to sell receivables and other related assets to a special purpose subsidiary that, in turn, sold undivided interests therein to certain financial institutions and other entities. Fees in connection with these sales for the three month period ended September 30, 2003 were $240,000, compared to $460,000 in the same period of 2002. Fees in connection with these sales for the nine month period ended September 30, 2003 were $821,000, compared to $1,312,000 in the same period of 2002. The decreases were due to a lower amount of receivables sold and slightly lower interest rates under our receivables sale facility in the three and nine month periods ended September 30, 2003 compared to the same periods for 2002. See NOTE B – RECEIVABLES SALE.

Equity in Earnings of Affiliates. For the three month periods ended September 30, 2003 and September 30, 2002, our equity in the net earnings (loss) of affiliates was stated at ($64,000) and $460,000, respectively. For the nine month periods ended September 30, 2003 and September 30, 2002, our equity in the net earnings of affiliates was stated at $847,000 and $1,103,000, respectively. For both the three and nine months ended September 30, 2003, the reduction was the result of consolidating VAW-IMCO into our financial statements as of March 1, 2003.

Net Earnings. Net earnings (loss) was ($342,000) for the three month period ended September 30, 2003 as compared to net earnings of $2,493,000 for the same period in 2002. For the nine month period ended September 30, 2003, our earnings before the effect of accounting change decreased 36% to $3,444,000 from $5,409,000. The decrease in this period primarily resulted from reduced income in our aluminum-domestic segment as discussed above.

THIRD QUARTER 2003 SPECIAL FACTORS AND OUTLOOK

Certain of the statements below contain projections and estimates based on current expectations. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described below under FORWARD-LOOKING STATEMENTS. These statements do not reflect the potential impact of any acquisitions, investments or divestitures that may be completed, or unforeseen events that may occur after the date of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2003, factors that adversely affected our financial condition and results of operations included:

•	weak demand for much of our products and services at our domestic aluminum and zinc facilities due to the prolonged downturn in U.S. industrial production;

•	weak market conditions for aluminum customers serving the can sheet and construction sectors;

•	margin pressures from rising scrap prices and lower sales prices;

•	a continuation of reduced levels of capacity utilization at many of our facilities;

•	a continuation of the decline in U.S. aluminum can recycling rates;

•	continuing aluminum customer plant shutdowns in the U.S. Pacific Northwest;

•	an increase in the amount of aluminum scrap exported to buyers in foreign markets; and

•	low market prices for aluminum and zinc.

We expect many of these industry conditions to persist for the remainder of 2003 and into 2004.

Particularly adversely affecting our results of operation in the third quarter of 2003 was the continuing decline in performance of our aluminum-domestic segment, which resulted from (i) longer-than-usual automotive plant shutdowns during the third quarter of 2003 (in order to reduce dealer inventories), (ii) the continued narrowing of our margins in this segment (as discussed below) and (iii) the overall decline in our aluminum recycling business. In addition, the unrealized hedge loss recorded by our aluminum-international segment in the third quarter of 2003 and seasonal shutdowns of overseas automotive production facilities during the quarter adversely effected the sequential performance of our aluminum-international sector when compared to that for the second quarter of 2003.

Our zinc segment’s income in the third quarter increased markedly compared to 2002’s third quarter. This increase resulted from increases in processing volumes at our zinc facilities and higher zinc market prices.

Prevailing market prices for aluminum and zinc have strengthened in the past two months, and aluminum shipments by primary producers have recently increased. These factors should have a positive effect on our results of operations for the fourth quarter of 2003 and into 2004. However, offsetting this positive factor will be the increased interest charges that we will incur under our new senior credit facility that we entered into on October 6, 2003 and our new secured notes that we issued on that date. For these and other reasons cited in this Quarterly Report on Form 10-Q, we are expecting that our consolidated results of operations in the fourth quarter of 2003 will be similar to that recorded in our 2003 third quarter.

Despite improving market price scenarios for aluminum ingot, we continue to experience reduced margins for our aluminum-domestic segment due to the demand for aluminum scrap by primary producers and foreign buyers. We believe that our aluminum specialty alloys business will experience increased processing volumes for the remainder of 2003, but the overall profitability of this business is expected to be adversely affected by the continuation of tight margins for our specialty alloys products due to higher scrap metal costs.

We continue to seek ways to reduce our operational costs through our expense reduction and capacity reallocation programs. In August 2003, due to decreased demand from one of our can sheet customers, we temporarily suspended operations at our Rockwood, Tennessee aluminum processing facility. Processing work formerly performed at that plant has been allocated to our other plants and has increased overall processing volumes at those facilities.

As a result of the refinancing of our former senior credit facility and our former receivables sale facility, we have improved liquidity and now have more flexibility and availability in terms of sources of capital for our planned growth and capital expenditure needs. However, the terms of our new secured notes and our new senior credit facility do contain provisions that impose significant limitations on our ability to grow and expand our businesses. In this regard, for the foreseeable future, we will plan on a selective basis to seek expansion and acquisition opportunities, rationalize our capacity and seek additional long-term supply agreements with our customers, such as our new long-term contract with Metal Conversions Limited we announced in September 2003.

The deterioration in the U.S. aluminum can recycling rate, a lack of growth in aluminum can production and reduced demand for our aluminum recycling services have caused our percentage of tolling activities relative to our total volumes processed to decline in recent periods. As this trend continues, we will be exposed to increased working capital requirements that are required for increased levels of product sales. Additionally, we may experience more volatility in earnings and cash flows since we will experience additional market and commodity risk through our ownership of the metal units to be sold.

Any substantial improvement in our results of operations for fiscal 2004 will depend in large part upon a recovery in U.S. industrial production, a widening in the margins we are currently experiencing, the rate of production in the U.S. automotive sector, and our ability to successfully integrate our foreign operations. For any significant improvement in our aluminum-domestic segment operating results to occur, higher plant operating rates and increased demand and prices for our products and services over those currently prevailing will be required. Further weakness in our aluminum recycling business would adversely affect our financial condition and results of operations.

During recent periods, a number of our domestic aluminum processing facilities have been operating at reduced rates of plant utilization, and certain plants have been temporarily suspended or closed. Continued under-utilization of our domestic aluminum facilities could result in further plant suspensions and closures, with resulting write-downs and impairment charges. The carrying value of certain of our properties and improvements held for sale could be reduced in the future to their estimated fair values (less costs to sell), resulting in additional asset impairment charges at that time.

Unexpected defaults or insolvencies involving our suppliers and customers, which occurred in 2001 and 2002, could also diminish our prospects.

No assurances can be made that any of these anticipated results will actually be achieved, and if so, when and the degree to which they can be accomplished. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures from internally generated cash and our credit and receivables sale facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances.

Cash Flows from Operations. Cash flows from our operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in our working capital. Operations provided $344,000 of cash during the first nine months of 2003 compared to $29,842,000 of cash provided from operations during the first nine months of 2002. Changes in operating assets and liabilities, which occurred primarily as a result of the consolidation of the results of operations and financial condition of VAW-IMCO in March 2003 into our consolidated financial statements, accounted for the majority of this difference. Changes in operating assets and liabilities resulted in a net use of cash of $31,197,000 for the nine months ended September 30, 2003, compared to net cash inflows of $6,577,000 for the same period in 2002.

During the nine months ended September 30, 2003, changes in the amount of our receivables outstanding represented a cash source, providing $11,323,000 of cash. However, during that nine month period, changes in the amounts of receivables eligible for sale under our receivables sale facility represented a use of cash of approximately $15,000,000. In addition, $28,853,000 was used to pay down accounts payable and accrued liabilities. During the nine months ended September 30, 2002, changes in accounts receivable represented a $14,495,000 use of cash. Also, during this same time period in 2002, increases in accounts payable and accrued liabilities functioned as a source of cash for us, providing $21,862,000. Net income before the effect of accounting change was $3,444,000 for the first nine months of 2003, compared to $5,409,000 for the comparable 2002 period.

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure strategy. During the nine month period ended September 30, 2003, net cash provided by investing activities was $2,921,000, compared to a use of cash of $5,875,000 for the same period in 2002. The difference between these two periods was primarily due to the consolidation of the results of operation and financial condition of VAW-IMCO into our consolidated financial statements, as discussed above. As of September 30, 2003, VAW-IMCO had $23,862,000 in cash. Our total payments for property, plant and equipment in the first nine months of 2003 increased to $13,577,000 compared to $9,232,000 spent in the first nine months of 2002. Our overall capital expenditures for property, plant and equipment in the U.S. and at our international locations in 2003 are expected to approximate $19,000,000. These capital expenditures are expected to be funded by cash flows generated from continuing operations.

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings. Net cash provided by financing activities was $20,711,000 for the nine month period ended September 30, 2003, compared to a use of cash of $19,422,000 for the same period of 2002. In the first nine months of 2003, we borrowed $24,300,000 in net proceeds under our former senior credit facility. During the same period in 2002, we made net payments of $18,500,000 under this facility. As of September 30, 2003, we had $118,300,000 in indebtedness outstanding under our former senior credit facility. In addition, standby letters of credit with several banks were outstanding under this facility, totaling $7,423,000. See NOTE D – LONG TERM DEBT.

As a result of our new financing arrangements, our interest expense is expected to increase by approximately $11,000,000 on an annualized basis. This estimate is based upon assumed amounts outstanding of $210,000,000 and $27,959,000 and interest rates of 10.375% and 3.75% per annum for the new secured notes and our new senior credit facility.

EBITDA. EBITDA represents net earnings (loss), before interest expense, provision for (benefit from) income taxes, depreciation and amortization and cumulative effect of accounting change, net of tax benefit. EBITDA is a non-GAAP measure which is presented because we believe that it is a useful indicator of our ability to incur and service debt. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our new senior credit facility and the new secured notes. EBITDA should not be construed as an alternative to net earnings (loss) as an indicator of our performance, or cash flows from operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). EBITDA may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under our indenture for our new secured notes and the loan agreement for our new senior credit facility.

Our reconciliation of EBITDA to net earnings (loss) and net cash from operating activities is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
EBITDA	$9,514	$12,846	$35,137	$34,068
Interest expense	3,466	2,737	9,519	7,492
Provisions for (benefit from) income taxes	(319)	1,443	2,174	3,426
Depreciation and amortization	6,709	6,173	20,000	17,741
Cumulative effect of accounting change, net of tax benefit	—	—	—	58,730

Net earnings (loss)	$(342)	$2,493	$3,444	$(53,321)

Cumulative effect of accounting change, net of tax benefit	—	—	—	58,730
Depreciation and amortization	6,709	6,173	20,000	17,741
Provision for deferred income taxes	2,462	(1,715)	3,144	(1,851)
Equity in earnings of affiliates	64	(460)	(847)	(1,103)
Other non-cash charges	3,282	2,037	5,800	3,069
Net changes in working capital	(18,082)	6,279	(31,197)	6,577

Net cash from operating activities	$(5,907)	$14,807	$344	$29,842

We will no longer incur fees on our former receivables sale facility after the termination of that facility in connection with our new financing arrangements. Under the terms of the indenture relating to the new secured notes, fees on receivables sales would be added back to net earnings (loss) to calculate EBITDA. The fees on receivables sales totaled $821,000 and $1,312,000 for the nine month periods ended September 30, 2003 and 2002, respectively. For the three month periods ended September 30, 2003 and 2002 those fees were $240,000 and $460,000, respectively.

Foreign Exchange Rates. During the three months ended September 30, 2003, the weakening of foreign currencies against the U.S. Dollar resulted in an unrealized foreign currency translation loss that decreased our equity. See NOTE H – OTHER COMPREHENSIVE EARNINGS (LOSS). Foreign currency translation adjustments are the result of the process of translating a foreign entity’s financial statements from the entity’s functional currency to U.S. Dollars. Foreign currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the foreign entities.

During the quarter, the currencies most responsible for this unrealized foreign currency translation loss were the Mexican Peso and the Brazilian Real. During the quarter ended September 30, 2003, the Peso and the Real lost approximately 5% and 2% of their value against the U.S. Dollar.

During the nine months ended September 30, 2003, the strengthening of foreign currencies against the U.S. Dollar resulted in an unrealized foreign currency translation gain. The currencies most responsible for this gain are the Brazilian Real, the European Euro and the British Pound. Year to date, the Real, Euro and Pound have increased approximately 22%, 11% and 4% to the US dollar. Offsetting this gain has been the weakening of the Peso to the U.S. Dollar. For the nine months ended September 30, 2003, the Peso has declined approximately 6% to the U.S. Dollar.

The European Euro is the functional currency of our VAW-IMCO facilities. The British Pound is the functional currency of our Wales facility. The Brazilian Real is the functional currency of our Brazil facility, and the Mexican Peso is the functional currency of our Mexican facility.

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders equity, as a component of other comprehensive income (loss).

CREDIT FACILITIES AND REFINANCING

Following the end of our third quarter of 2003, we completed our previously announced refinancing of substantially all of our indebtedness.

On October 6, 2003, we issued $210,000,000 aggregate principal amount of our 10-3/8% senior secured notes due 2010. At the same time, we and substantially all of our wholly-owned domestic subsidiaries entered into a new $120,000,000 senior secured revolving credit facility. Proceeds from the sale of the new secured notes and initial borrowings under the new senior credit facility were principally applied for the following purposes:

•	to repay approximately $122,600,000 of debt outstanding under our former senior credit facility,

•	to repay approximately $7,541,000 of bank debt outstanding owed by our Brazilian subsidiary, and

•	to repurchase $46,300,000 of trade receivables we had previously sold under our receivables sale facility, which we terminated.

Additionally, approximately $51,400,000 in proceeds have been or will be applied to outstanding loans and obligations owed by VAW-IMCO, our German subsidiary, to commercial banks and to Hydro, our former joint venture partner, with regards to VAW-IMCO’s redemption liability. Other proceeds were applied toward payment of a portion of the fees and expenses in connection with this refinancing.

Prior to the completion of our refinancing, we had in place a receivables sale facility and a senior secured revolving credit facility. Under our receivables sale facility we and certain of our originating subsidiaries had agreed to sell, from time to time, our interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of ours, which in turn sold an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. We repurchased $46,300,000 in receivables outstanding under the receivables sale facility and terminated the receivables sale facility in connection with our refinancing on October 6, 2003; it had been scheduled to expire in November 2003.

We had used our former senior credit facility to provide funding for our short-term liquidity requirements and for our letter of credit needs. As of September 30, 2003, we had $118,300,000 of indebtedness outstanding under this facility. At September 30, 2003, we had standby letters of credit of $7,423,000 outstanding issued by several banks. The former senior credit facility had been scheduled to expire in December 2003, so that all indebtedness outstanding under it had previously been classified as a current liability. Given the demonstrated ability and intent to refinance substantially all of our debt, substantially all of our current maturities of long-term debt have been reclassified from current debt to long-term debt on our balance sheet. All amounts owed under this facility were repaid with proceeds from our refinancing transactions on October 6, 2003.

Terms of the New Secured Notes

The new secured notes bear interest at the rate of 10-3/8% per year. Interest on the new secured notes is payable on April 15 and October 15 of each year, commencing on April 15, 2004. The new secured notes mature on October 15, 2010.

The new secured notes are not redeemable by us until October 15, 2007. During the twelve-month period beginning on October 15 of the years indicated below, the new secured notes are redeemable in whole or in part at our option at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest, if any, to the date of redemption:

Year	Percentage
2007	105.188%
2008	102.594%
2009 and thereafter	100.000%

In addition, at any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the new secured notes with the proceeds of one or more equity offerings of our common shares, at a redemption price of 110.375% of the principal amount of the new secured notes, together with accrued an unpaid interest, if any, to the date of redemption. Upon certain “changes in control” involving our company, each holder of the new secured notes will have the right to require us to repurchase the new secured notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The new secured notes are our senior obligations and are guaranteed on a senior basis by all of our existing wholly-owned domestic subsidiaries that are co-borrowers under our new senior credit facility and any future restricted domestic subsidiaries. The new secured notes are not guaranteed by any of our current or future foreign subsidiaries.

The new secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants, on the fixtures and equipment relating to substantially all of our leased domestic operating plants and in an intercompany note issued to us by VAW-IMCO. The liens securing the new secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the debt under our new senior credit facility) or to any of our foreign real or personal property.

The indenture governing the new secured notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things, (i) incur additional debt, (ii) make restricted payments, including paying cash dividends or making investments, (iii) sell or dispose of assets, including capital stock of subsidiaries, (iv) engage in sale-leaseback transactions; to create liens on our or our subsidiaries’ assets, (v) receive distributions; (vi) engage in transactions with affiliates, and (vii) merge or consolidate or sell substantially all of our or our subsidiaries’ assets.

The new secured notes were issued at 99.383% of par, resulting in proceeds of $208,704,000 before debt issuance costs. The effective interest rate on the new secured notes was 10.5% after giving effect to the discount at the date of issue.

Terms of the New Senior Credit Facility

Our new senior secured revolving credit facility replaced our former senior secured revolving credit facility and our former receivables sale facility. On October 6, 2003, we and substantially all of our domestic subsidiaries borrowed $27,959,000 under this new senior credit facility for the purposes described above. As of October 31, 2003, $30,710,000 in borrowings were outstanding under this facility. The actual amount available for borrowing under this facility is subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of September 30, 2003, our borrowing base would have supported borrowings of $78,399,000 under this facility. The borrowing base as of October 31, 2003 was $75,500,000, resulting in total unused credit availability of $37,367,000 under the facility. The new senior credit facility includes a sublimit of $20,000,000 for letters of credit.

The new senior credit facility will mature in October 2007 with no required principal payments until maturity. We may repay and reborrow any amounts due under this facility prior to the final maturity date.

The new senior credit facility is secured by a first priority lien on all of our and our domestic subsidiaries’ receivables (and related contract rights, instruments and documents), chattel paper, inventory, general intangibles and certain investment property. Domestic wholly-owned subsidiaries created or acquired by us will be required to guarantee or be jointly and severally liable for the indebtedness under this facility.

Interest on outstanding indebtedness under the new senior credit facility is payable, at our option, at rates per annum equal to: (1) the greater of (x) a base rate equal to PNC Bank, National Association’s base commercial lending rate and (y) a federal funds rate, in each case plus an applicable margin spread; or (2) a Eurodollar rate plus an applicable margin spread. Commitment fees based on facility usage will be due quarterly. The applicable margin spread and the per annum percentage used to calculate the unused commitment fee are determined by reference to a pricing schedule, which is based on the undrawn availability under this facility. The applicable margin ranges (a) for base rate and federal funds rate loans, from 75 to 150 basis points, and (b) for Eurodollar loans, from 225 to 300 basis points, depending upon the undrawn availability under the facility. Loans may be prepaid without premium or penalty, other than costs associated with prepayments of Eurodollar advances.

The terms of our new senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. At any time during specified periods (including currently) our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

Other Indebtedness

VAW-IMCO currently has a 12,500,000 Euro (approximately U.S. $14,600,000) revolving line of credit and a 2,500,000 Euro (approximately U.S. $2,900,000) revolving line of credit in place for its working capital purposes. There are currently no borrowings outstanding under these lines of credit. These loans impose covenants on VAW-IMCO, including financial covenants to maintain minimum net equity, and net equity and interest coverage ratios.

As of September 30, 2003, we had $14,404,000 in industrial revenue bond indebtedness outstanding. These bonds were issued in three series in 1996, 1997 and 1998 to acquire, construct and install solid waste (landfill) facilities and a salt cake processing plant adjacent to our Morgantown, Kentucky plant. The interest rates on these bonds range from 6.0% to 7.65% per annum. The industrial revenue bonds mature in 2016, 2022 and 2023.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of September 30, 2003, except for long-term debt obligations, which are shown as of October 6, 2003, the date our debt refinancing was completed:

	Cash payments due by period (in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations	$252,414	$25	$26	$27,959	$224,404
Operating lease obligations	8,563	2,929	3,642	1,720	272
Purchase obligations	166,549	73,695	92,854	—	—
Other long-term liabilities reflected on our balance sheet	23,430	—	—	1,039	22,391

Total	$450,956	$76,649	$96,522	$30,718	$247,067

HORSEHEAD INDUSTRIES MATTER

In light of current industry conditions, we have explored alternative strategies to maximize the value and efficiencies regarding our zinc business. These alternatives have included potential expansion of this business by acquisition, acquisition of joint venture interests, contribution of assets to a joint venture, sales of an equity interest in and divestitures of our assets in our zinc business. While there can be no assurances that we will pursue, or be successful in pursuing, any of these strategies, we expect that we will continue to evaluate opportunities available to us in the zinc industry.

On July 30, 2003, one of our wholly-owned subsidiaries submitted an offer to acquire certain zinc production facilities and related assets from Horsehead Industries, Inc. and certain of its affiliated companies, which are currently operating under the protection of the U.S. bankruptcy court. Since that time, we have been unable to reach an agreement with Horsehead Industries for any acquisition on terms similar to those proposed under our offer, and we are no longer pursuing this transaction at this time.

We have no negotiations ongoing with Horsehead Industries at this time regarding any potential acquisition. However, we might consider purchasing certain assets of Horsehead Industries that would be offered for sale in the bankruptcy process. There can be no assurance that this or any other transaction involving assets of Horsehead Industries will take place, and if so, the terms and conditions of any such transaction.

Any acquisition we may make may result in the assumption or incurrence of debt and contingent liabilities and recognition of expenses related to goodwill and other intangible assets. In addition, any such acquisition could involve numerous risks, including difficulties in the assimilation of the operations, lines of business, services and products of the acquired companies; the diversion of management’s attention from other business concerns; and the potential loss of key employees of the acquired company.

ENVIRONMENTAL

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. Many of these laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water and the handling and disposal of solid and hazardous wastes, and (2) impose liability for costs of clean-up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted in the future that could require us to make substantial expenditures in addition to those described in this prospectus. For information regarding certain environmental matters involving our operations, see NOTE G – CONTINGENCIES of PART 1, ITEM 1 of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, we may make statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results of operations or financial condition, in contrast with statements that reflect historical facts. Many of these statements are contained under the headings MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. These expressions, which we generally precede with or accompany by such typical conditional words as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” or by the words “may,” “will,” or “should,” are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Quarterly Report on Form 10-Q under the headings MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

•	timing of any improvements in the current economic and business conditions affecting our aluminum and zinc segments;

•	future sources of financing for our operations and our capital spending and expansion plans;

•	trends for domestic aluminum can production and the domestic aluminum can recycling rate;

•	the availability of aluminum and zinc scrap at advantageous prices;

•	future levels of capacity utilization at our plants;

•	our ability to grow our domestic and foreign business through expansion, acquisition or partnering;

•	future automobile production growth and the increased use of aluminum in automobiles in North America and Europe;

•	our ability to successfully hedge against energy and metals price fluctuations;

•	the extent to which primary aluminum producers engage in their own recycling activities;

•	the effects of production shutdowns, provisional suspensions of operations and strikes and work stoppages at our plants or our customers’ facilities;

•	the effects of our future metals purchasing and risk management activities;

•	future effects of our cost reduction program;

•	the outcome of and liabilities resulting from claims, investigations or proceedings against us;

•	access to adequate future energy supplies at advantageous rates;

•	changes in the anticipated timing of landfill closures and the related costs of closure;

•	anticipated benefits from new technologies, including environmental controls;

•	whether any Horsehead Industries asset acquisition will be accomplished;

•	uncertainties in the U.S. and worldwide economies;

•	the price of and the supply and demand for aluminum and zinc (and their derivatives) in world markets;

•	our ability to execute our international expansion plans;

•	fluctuations in demand from the automotive, construction and packaging markets that we serve, which are subject to cyclical pressures;

•	the financial condition of our customers and suppliers;

•	industry production capacity exceeding the demand for aluminum specification alloy products and aluminum recycling services;

•	pricing pressures from foreign and domestic competitors;

•	the mix of product sales business as opposed to tolling business;

•	the effects of environmental and other governmental regulations;

•	the effects of currency exchange rate and interest rate fluctuations; and

•	future levels and timing of our capital expenditures.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We do not undertake, and specifically decline any obligation to, update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas, and the level of interest rates. We have used derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of these changes.

Risk management. All derivative contracts are held for purposes other than trading, and are used primarily to mitigate uncertainty and volatility, and cover underlying exposures. Our commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief executive officer, chief financial officer, treasurer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to our Board of Directors, which has supervisory authority over all of its activities.

Counter-parties. We are exposed to losses in the event of non-performance by the counter-parties to our derivative contracts. Although non-performance by counter-parties is possible, we do not currently anticipate any non-performance by any of these parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counter-parties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Metal commodity price risk. Aluminum and zinc ingots are internationally produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange (LME). As part of our efforts to preserve margins, we enter into futures and options contracts.

Aluminum. We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated total production covered under these futures sale contracts as of September 30, 2003 was 1,995 metric tonnes with a fair value loss of $25,000 ($15,000 net of tax). Estimated total production covered under these futures sales contracts as of December 31, 2002 was 3,430 metric tonnes with a fair value gain of $44,000 ($27,000 net of tax). For the nine month periods ended September 30, 2003 and 2002, our aluminum revenue was lower (higher) by $(73,000) and $283,000, respectively, as a result of settled metal hedging contracts.

VAW-IMCO has its own hedging program in operation that is currently functionally independent from ours. The majority of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. VAW-IMCO does not hold or issue any derivative financial instruments for trading purposes. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

Unlike the derivative contracts utilized throughout the rest of our hedging operations, the unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, “Accounting for Derivatives and Hedging Activities”. VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized immediately in the financial statements. During the quarter ended September 30, 2003, VAW-IMCO recorded an unrealized loss of approximately $1,300,000 due to adverse changes in late September in aluminum and currency spot prices. For the nine month period ended September 30, 2003 our gross profit was lower by $83,000 related to settled VAW-IMCO derivative contracts. As of September 30, 2003, VAW-IMCO had forward purchase contracts for high-grade aluminum with a notional amount of 41,025 metric tonnes and a fair value of $60,177,000, and forward sales contracts for high-grade and alloy aluminum with a notional amount of 26,525 metric tones and a fair value of $38,168,000. The impact of either a 10% increase in the September 30, 2003 LME price of aluminum or a 10% increase in the value of the U.S. dollar against the Euro would be material to our estimated gross profit. As of September 30, 2003 we estimate that a 10% increase in the LME price of aluminum, holding currency rates constant, would increase our gross profits by $1,900,000. Separately, for the same period, we also estimate that a 10% increase in the value of the U.S. dollar against the Euro, holding metal prices constant, would increase our gross profits by $2,200,000.

Zinc. In the normal course of our business, we enter into fixed-price forward sale contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. At September 30, 2003 and December 31, 2002, estimated total purchases recognized in our financial statements covered under these futures contracts were 10,802 metric tonnes and 16,427 metric tonnes with a fair value gain of $70,000 ($43,000 net of tax), and a loss of $1,113,000 ($690,000 net of tax), respectively. These contracts are settled in the month of the corresponding production or shipment. For the nine months ended September 30, 2003 and 2002, our zinc segment gross profits were lower by $340,000 and $1,820,000, respectively, due to settled zinc metal hedging contracts. At December 31, 2002, the contracts hedging 2003 deliveries totaled 14,768 metric tonnes with a fair value loss of $1,038,000 ($644,000 net of tax). At September 30, 2003, the contracts hedging 2004 deliveries totaled 7,738 metric tonnes with a fair value gain of $95,000 ($59,000 net of tax). The impact of a 10% change in the September 30, 2003 LME price of zinc ingot would be material to our estimated gross profit for the next twelve months. We estimate that a 10% increase in the LME price of zinc ingot would increase our zinc segment income by approximately $750,000 for the year ending December 31, 2003.

Natural gas. Natural gas is the principal fuel used in our processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our competitors face the same natural gas pricing volatility issues that we do. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices.

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for the remainder of 2003. We currently have contracts in place to cover about 33% of our natural gas requirements for the succeeding twelve months.

Under the terms of our swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. At September 30, 2003, as recognized in our financial statements these contracts totaled approximately 1,600,000 Mmbtus with a fair value gain of $1,118,000 ($693,000 net of tax). At December 31, 2002, these contracts totaled approximately 1,660,000 Mmbtus with a fair value gain of $2,081,000 ($1,290,000 net of tax). The impact of a 10% change in the September 30, 2003 NYMEX closing price would be material to our estimated gross profit for the next twelve months. We estimate that a 10% increase in the price of natural gas would decrease our estimated gross profits by approximately $400,000. For the nine month periods ended September 30, 2003 and 2002, natural gas hedging activities increased (decreased) cost of goods sold by the following amounts: $(3,641,000) and $3,651,000, respectively.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Realized gains recognized in our financial statements were approximately $3,641,000 for the nine month period ended September 30, 2003, compared to realized losses of $3,651,000 for the same period in 2002.

Before taxes, for the nine month period ended September 30, 2003, recording the fair value of natural gas derivatives resulted in a $1,118,000 increase to current assets and an equal increase to other comprehensive income, which reflected the effective portion of the derivatives designated as cash flow hedges. We recognized $425,000 in deferred taxes on these unrealized hedging gains.

Our aluminum-international segment had no natural gas hedging activities for the nine months ended September 30, 2003.

Interest. We have historically funded our operations from our existing credit facilities. Our former senior credit facility bore interest at a variable rate; accordingly, approximately 88% of our outstanding long-term debt as of September 30, 2003 accrued interest at floating rates related to LIBOR plus a margin. Giving effect to the 10-3/8% senior secured notes issuance and the establishment of the new senior credit facility, approximately 11% of our debt is now at floating rates. Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. If interest rates increased 10% from the rates prevailing as of September 30, 2003, interest expense for the next twelve months would increase by approximately $988,000. These amounts are determined by considering the impact of hypothetical interest rates on our variable-rate long-term debt outstanding as of September 30, 2003, adjusted for known cash commitments during 2003.

In addition, we may enter into fixed-to-floating interest rate swaps with respect to a portion of the indebtedness represented by the new secured notes issued in October 2003. Such a transaction would increase our variable rate debt.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to our fixed-rate long-term debt outstanding at September 30, 2003, a 10% decline in market interest rates would have resulted in an increase to the fair value of our fixed-rate long-term debt of approximately $993,000. The fair values of our long-term debt were estimated using discounted future cash flows based on our incremental borrowing rates for similar types of borrowing arrangements.

We have not generally sought to mitigate foreign currency translation effects through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003. In addition, there was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving us, see NOTE G – CONTINGENCIES of PART 1, ITEM 1 of this Quarterly Report on Form 10-Q.

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered a judgment in our favor in July 2003. We have filed post-trial motions seeking the award of our attorneys fees and to clarify the terms of the favorable judgment. When judgment is entered, to clarify these points an appeal may be filed by one or both parties. We currently believe that there is insurance coverage for the Bland claims and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case. We have deferred expensing certain legal fees and expenses incurred during the third quarter in connection with this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 6, 2003, we entered into an agreement for a new $120,000,000 senior secured revolving credit facility and issued $210,000,000 in aggregate principal amount of 10-3/8% senior secured notes due 2010. The new senior credit agreement, among other things, requires us to maintain specified minimum levels of fixed charge coverage and tangible net worth, and contains covenants and conditions that limit our ability to pay dividends, repurchase our stock, incur indebtedness, create liens and make investments. The indenture for the new secured notes contains covenants and restrictions which are customary for notes of this nature, including limitations and prohibitions on incurring additional debt, making restricted payments (including paying cash dividends and making certain investments), selling or disposing of our assets, engaging in transactions with our affiliates, and merging or selling substantially all of our or our subsidiaries’ assets.

For further information related to restrictions and covenants under the new senior credit facility and the new secured notes, see NOTE D – LONG TERM DEBT of PART I, ITEM 1, and LIQUIDITY AND CAPITAL RESOURCES in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of PART I, ITEM 2 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

On July 29, 2003 we furnished a Form 8-K, under Item 12, that included a press release announcing our results for the quarter ended June 30, 2003.

On September 26, 2003 we filed a Form 8-K, under Item 5 and Item 9, regarding our offering of senior secured notes due in 2010 by means of a private placement.

On October 7, 2003 we filed a Form 8-K, under Item 5 and Item 7, regarding the closing of the offering of senior secured notes due in 2010 and the closing of our new senior secured revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc.
(Registrant)

Date: November 14, 2003	By:	/s/ Robert R. Holian
Robert R. Holian
Senior Vice President
Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.