Form 10-K
period 2003-12-31
IMCO RECYCLING INC
filed 2004-03-15
CIK 202890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $82,822,413, based on the closing market price of $6.64 per share on June 30, 2003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2004.

Common Stock, $0.10 par value:	15,610,615 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Introductory Note: This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See ITEM 7 -“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS,” for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance, and assumptions underlying those statements. These forward-looking statements may be identified by words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions. Our expectations, beliefs and projections are expressed in good faith and we believe we have a reasonable basis to make these statements, through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.

The financial statements contained in this Form 10-K include the accounts of IMCO Recycling Inc. and all of its majority owned subsidiaries (which collectively, except where context otherwise requires, are referred to herein as “we,” “us,” or “our”). The term “VAW-IMCO” refers to our German subsidiary, VAW-IMCO Guss und Recycling GmbH. In March 2003, we reached an agreement to acquire effective full ownership of VAW-IMCO. This resulted in the consolidation of the financial condition and results of operations of VAW-IMCO with ours effective March 1, 2003. In this Form 10-K, when we refer to production data calculated on a “pro forma” basis, we are giving pro forma effect to this consolidation as if it had occurred on January 1, 2003, and are including VAW-IMCO’s production with ours for all of fiscal 2003.

Information in this Form 10-K concerning processing volumes, production capacity, rankings and other industry and market information, including our general expectations concerning the aluminum and zinc recycling industries, are based on estimates prepared by us based on certain assumptions and our knowledge of these industries as well as data from third party sources. These data include, but are not limited to, data from The Aluminum Association and U.S. Geological Surveys. The sources of this information generally state that the information contained therein is believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third party sources, nor have we ascertained the underlying economic assumptions relied upon therein.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are the largest recycler of aluminum and zinc in the United States and believe we are the largest aluminum recycler in the world, with total processing capacity of approximately 4.1 billion pounds as of December 31, 2003. Our manufacturing and distribution network consists of 26 production plants; 21 are located in the United States, two in Germany, and one each in Brazil, Mexico and Wales. Our aluminum production network includes a domestic recycling division, a domestic specialty alloys division and an international division that represent 48%, 21% and 23%, respectively, of our overall capacity. Our zinc division, which represents 8% of our overall capacity, includes facilities dedicated to the production of zinc oxide, zinc dust and zinc metal.

For the year ended December 31, 2003, we processed 3.0 billion pounds of aluminum and zinc and we generated revenues of $892,015,000 and EBITDA of $53,375,000. Pro forma, including VAW-IMCO for all of 2003, we processed 3.1 billion pounds of aluminum and zinc and generated revenues of $944,186,000 for the year ended December 31, 2003.

Aluminum materials we process include:

•	new scrap generated from manufacturing processes, including turnings from production of auto wheels, engine blocks and heads, and manufacturing scrap from production of can stock, extrusions and building products;

•	old scrap such as used beverage cans (UBCs), vehicle and building components and other types of industrial and consumer scrap; and

•	dross (a by-product of the melting process that is used in rolling mill cast houses, foundries and primary aluminum smelters).

We convert scrap and dross into molten metal in furnaces at our facilities and deliver the recycled aluminum to our customers in molten or ingot form. We provide these services under either tolling arrangements or through product sales.

Most of our domestic aluminum recycling division’s processing capacity is utilized for tolling arrangements, by which we recycle customer-owned scrap and dross and return the recycled metal to our customers in molten or ingot form, for a fee. For the year ended December 31, 2003, approximately 55% of our total pounds processed across all divisions involved tolling.

Most of our domestic specialty alloys division’s processing capacity is utilized for product sales, by which we process and melt scrap that is purchased from customers and on the open market. Our specialty alloys division is also included within our domestic aluminum segment. To produce specialty alloys, we combine molten aluminum and certain other metals that provide specific desirable qualities such as increased strength, formability and wear resistance. We then sell the specialty alloys to customers in molten or ingot form.

Our international division includes both aluminum recycling and specialty alloys operations. Our facilities in Brazil, Mexico and Wales are dedicated to aluminum recycling. Our German facilities have capacity to serve both aluminum recycling and specialty alloys markets.

Our aluminum customers include some of the world’s major aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. Most of the aluminum metal processed by us is used to produce products for the transportation, packaging and construction industries. Due to the increasing use of aluminum in automotive components, much of our recent growth has been directed toward serving the transportation sector. Our principal aluminum customers include General Motors Corporation (GM), The BMW Group (BMW), DaimlerChrysler Corporation, Alcoa Inc. (Alcoa), Contech (a unit of SPX Corporation), Ford Motor Company, Hydro Aluminium Deutschland GmbH (Hydro), Arco Aluminum, and Commonwealth Aluminum Corporation (Commonwealth).

Our zinc division operates seven U.S. production facilities that use furnaces to convert primary zinc, zinc scrap and dross into various value-added zinc products, such as:

•	zinc oxide, which is used in the vulcanizing process for tires and rubber products;

•	zinc dust, which is an essential ingredient in corrosion-resistant industrial paints, coatings and specialty chemicals; and

•	zinc metal, which is sold to galvanizers for corrosion protection of steel.

Our zinc customers include some of the world’s major tire and rubber producers and galvanizers, steel companies and other processors, including Michelin Tire, Bridgestone Firestone, Cooper Tire, and Dow AgroSciences LLC.

INTERNET ADDRESS AND SEC FILINGS

Our Internet website address is http://www.imcorecycling.com. We make available on our Internet website for no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.

ALUMINUM RECYCLING

Aluminum has several characteristics that make it a highly valuable commodity. Compared to several substitute metals, it is light-weight, has a high strength-to-weight ratio and residual value and is resistant to corrosion.

Aluminum’s greatest advantage is its sustained recyclability; it can be processed again and again without any material decline in performance or quality. About two-thirds of all aluminum ever produced — 440 million tons of a total of 680 million tons manufactured since 1886 — is still in use. Recycling of aluminum provides energy savings of 95% compared to the production of the primary metal, and it lowers capital equipment costs by about 90%. In addition, solid wastes associated with the primary production process (like bauxite residue and spent potlinings) are avoided. Because of these two benefits, U.S. production of recycled aluminum has increased substantially over the past two decades, and similar increases have occurred in the world’s major industrial regions.

World growth in aluminum use has exceeded that of competing metals. Since 1950, aluminum use has increased by a factor of 18 while uses of copper and steel have risen by factors of 13 and 3, respectively. Aluminum is the world’s second most widely used metal.

Over the last two decades, annual U.S. aluminum supply (which includes primary, recycled and imported aluminum) increased 65%, from 5,762 thousand metric tonnes in 1982 to 9,500 thousand metric tonnes in 2002. During this same period, the economic and environmental advantages of recycled aluminum have caused annual production of recycled aluminum to increase by 75%, from 1,666 thousand metric tonnes to 2,920 thousand metric tonnes. U.S. primary aluminum production has declined significantly over the past two decades because of increases in energy, environmental and labor costs. As a result of this decline, primary aluminum’s role in total U.S. aluminum supply has decreased while those of recycled aluminum and imports have expanded. In 2002, the primary industry accounted for 29% of total domestic aluminum supply while recycled metal provided 30% and imports provided 41% of aluminum supply.

Transportation, containers & packaging and building & construction are the three largest end-use markets for aluminum. In 2002, these industries accounted for about 68% of total industry shipments. Because of greater use of aluminum in vehicles, shipments to the transportation sector have risen in recent years, and it is now the largest and fastest-growing aluminum market in the United States. In 2002, the last year for which statistics are available, transportation consumed about 32% of total shipments while containers & packaging, mainly the production of beverage cans, utilized some 21% of annual shipments and building & construction accounted for 15%. Exports, consumer durables, electrical, machinery & equipment are other important markets for aluminum.

COMPETITIVE FACTORS

Market positions. We are the largest recycler of aluminum and zinc in the United States and believe we are the largest aluminum recycler in the world. We are also one of the world’s largest zinc recyclers. The global aluminum recycling market is highly fragmented and characterized by smaller, regional operators. The zinc recycling market in the U.S. is concentrated among a small number of competitors. We attribute our market strength to our ability to meet our customers’ needs for high rates of metal recovery and timely delivery of products that satisfy required technical specifications in an environmentally responsible manner.

Long-term contractual arrangements with our customers. We have long-term contractual arrangements for our aluminum recycling services with a number of our largest customers at many of our plant locations. These customers include Commonwealth, GM, Alcoa, Alcan Inc., Aluminium Norf GmbH, Tomra Latasa, and NEMAK, S.A. For the year ended December 31, 2003 on a pro forma basis, we processed 880 million pounds of aluminum pursuant to long-term contractual arrangements, which represented approximately 28% of our total processing volume. We plan to seek similar dedicated long-term arrangements in the future.

Plant locations. Our competitive position is strengthened by the location of many of our facilities near our major customers’ plants. These locations are strategically important because the industry traditionally has been regionally constrained due to freight costs that limit the distance to which recycled materials can be shipped economically. The close proximity of many of our plants to customers’ facilities allows us to specialize in just-in-time delivery of recycled aluminum in molten form by customized trucks. This delivery method lowers our customers’ energy and capital expenses as well as metal melt loss, thus increasing their productivity. As of December 31, 2003, about 85% of our annual aluminum recycling capacity could be delivered in molten form. In addition, in conjunction with our enterprise resource information technology system, our production network enables us to reallocate processing work among our various facilities, thereby maximizing capacity utilization and balancing demand.

Customer relationships and customer service. We are dedicated to developing new methods and processes to better serve our customers. We believe we create substantial value for our customers through:

•	our operational and design technologies that produce higher metal quality and recovery yields;

•	the close proximity of many of our facilities to our customers, providing greater convenience and accessibility and enabling us to integrate into our customers’ supply chains;

•	our ability to deliver recycled aluminum in molten form for just-in-time delivery, thereby saving customers the expense of re-melting aluminum ingots; and

•	our environmental technologies and practices, including our dedicated disposal facilities and a process we developed to recover aluminum from by-products of the recycling process.

We also conduct tests with our customers to improve recycling processes and enhance metal recovery, quality and chemistry. We believe these factors allow us to maintain and develop strong relationships and loyalty with our customers.

Reduced commodity risk and working capital. For the year ended December 31, 2003, on a pro forma basis, tolling arrangements accounted for approximately 55% of our total pounds processed across all divisions. Tolling requires minimal working capital commitments and does not expose us to aluminum price fluctuations. In addition, when purchasing scrap on the open market for our aluminum and zinc operations, management attempts to reduce price risk by aligning metal purchases with metal sales, hedging open metal positions to protect margins and minimizing inventory levels consistent with the need to allow for continuous operation of production facilities.

Technology. Our plants use advanced metal preparation equipment and furnace recycling technologies. We have developed instrumentation and statistical process control calibration programs at many of our facilities to assure reliable chemical analysis of our customers’ metal. A number of our plants have earned ISO (International Organization for Standardization) certifications that their production, management and environmental systems satisfy guidelines that enable us to consistently deliver products meeting customer specifications. We have added more efficient fuel-burning technologies to our melting furnaces within the past three years, resulting in lower natural gas usage and more efficient operating processes. In addition, we have installed new or additional pollution control equipment at some of our facilities and have implemented procedures throughout our production network that we believe will help assure that materials are handled in an environmentally responsible manner. The improvements in our metal preparation techniques and increased automation at our plants have been key drivers of our cost reduction programs in recent years.

Management team. Our senior executive officers and our key employees have on average more than 21 years experience in the aluminum or zinc industries.

OUR BUSINESS STRATEGY

Increase capacity utilization at our aluminum and zinc recycling plants. We emphasize maximizing capacity utilization rates at our plants as a means of increasing profitability. We manage our capacity utilization by seeking long-term contractual arrangements with many of our largest customers and aggressively pursuing additional recycling opportunities. In addition, our production network enables us to reallocate processing work among our various facilities, thereby maximizing utilization and balancing demand. Furthermore, when market conditions warrant, we are able to temporarily suspend operations at certain of our plants to reduce costs and maintain higher levels of capacity utilization at our other plants.

Continue to pursue a disciplined growth strategy. We have a successful track record of growing our aluminum business by constructing new facilities or acquiring existing facilities in conjunction with long-term contractual arrangements with customers. These contractual arrangements typically provide for a predetermined minimum processing volume at a new facility and reduce the risk of bringing on new processing capacity. In recent years, we have executed this growth strategy through our pursuit of the following opportunities:

•	During 2002, we constructed a new production facility in Monterrey, Mexico, with a long-term contract to recycle aluminum alloy dross and manufacturing scrap for a large manufacturer of cylinder heads and engine blocks.

•	During 2002, we acquired an aluminum recycling plant in Pindamonhangaba, Brazil and signed long-term contracts to supply the country’s only can sheet rolling mill and recycle used beverage cans and production scrap for a facility owned by South America’s largest manufacturer of aluminum cans.

•	In 2000, we completed construction of our Saginaw, Michigan facility in order to supply GM with almost two billion pounds of specialty alloys over the course of a 13-year supply contract.

We intend to seek out additional opportunities to expand our aluminum business through acquisitions of existing facilities, construction of new facilities and expansion of existing facilities. However, the terms of our debt facilities currently impose certain restrictions on our ability to fund our growth. See ITEM 7 - “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CREDIT FACILITIES AND REFINANCING.”

Leverage existing customer relationships to drive international expansion. Over the past decade, our long-term relationships with certain major U.S. customers have allowed us to increase our processing capacity. With demand for aluminum recycling services and products growing in many regions throughout the world, we intend to continue to leverage these existing relationships by serving the foreign operations of these same customers. The consolidation of VAW-IMCO in March 2003 is an important step in the ongoing expansion of our international operations, because its two aluminum recycling and specialty alloys facilities provide a platform for further growth in Europe. We plan to continue seeking foreign locations for our processing facilities where market conditions warrant.

Capitalize on increasing use of aluminum in the transportation market. The transportation sector has become the largest and fastest-growing market for aluminum in recent years because of significantly greater use of the metal in all types of vehicles. The average amount of aluminum per vehicle has increased from 183 pounds in 1992 to 274 pounds in 2003, and is expected to reach at least 350 pounds by 2010. We intend to capitalize on this growth by providing aluminum recycling services and specification alloy products to automotive vehicle manufacturers and their component producers.

Increase productivity and reduce costs. We are focused on increasing productivity and lowering operating costs at our plants as a means of improving our profitability. Over the past several years, we have emphasized raising overall productivity through the implementation of more technically advanced processes and equipment. During 2002, we conducted a furnace operation benchmarking program that included all of our U.S. facilities as well as those in Europe and Brazil in order to identify the best practices at each plant and test the performance of each newly modified furnace system to verify that the capital expenditures involved accomplished their objectives. We have also implemented enterprise resource planning software, which allows us to align our information technology system with our business strategy. Through this centralized system, we are better able to manage several aspects of our business, including the purchasing and selling of metals, the deployment of our working capital and risk management techniques related to commodity exposure.

Continue to minimize commodity price risks. We use a variety of hedging methods to mitigate uncertainty and volatility and to cover underlying exposures to minimize the risks associated with aluminum, zinc and natural gas prices. Our policies prohibit us from engaging in speculative derivatives transactions. As part of the risk management program, we have recently centralized our aluminum metal management function to effectively align our metal purchasing, selling, hedging and inventory functions.

Maintain environmental efficiencies. We continue our emphasis on environmental compliance, which promotes good relationships with our customers and our plant communities. Our customers benefit from the enhanced environmental facilities we employ, such as the lined landfill at our Morgantown, Kentucky facility, which is built to hazardous waste standards. We also seek to provide efficiencies at our plants through our environmental compliance efforts. For example, we continue our efforts to develop a “closed loop” production system in which virtually all materials used in the recycling process are reclaimed or consumed, thus reducing the need for and expense of landfilling. Our Kentucky salt cake processing plant and our patented wet-milling process employed to recycle salt cake at our Arizona facility are our initial steps in the development of these types of systems.

INCREASE IN PROCESSING CAPACITY

Since our formation in 1988, we have increased our number of facilities and capacity through acquisitions, construction of new facilities and expansion of existing facilities. Implementation of this growth strategy was accelerated during the mid-1990s.

The following table shows our growth since 1993:

Date	Total number of US facilities owned and operated	Total number of foreign facilities owned and operated	Total annual melting capacity – aluminum	Total annual melting capacity – zinc and other metals
January 1993	5	- 0 -	735 million pounds	50 million pounds
December 2003	21	5*	3.8 billion pounds	300 million pounds

*	Facilities in Swansea, Wales, Monterrey, Mexico, Pindamonhangaba, Brazil, and two VAW-IMCO facilities in Germany.

During 2003 and 2002, we expanded our international operations:

•	In 1995, we formed our VAW-IMCO joint venture with a predecessor of Hydro and acquired a 50% equity interest in VAW-IMCO. During 2002, we exercised an option to cause the joint venture to redeem the shares then owned by Hydro, and in November 2003 VAW-IMCO completed its redemption of the shares owned by Hydro. VAW-IMCO owns and operates two aluminum foundry alloy facilities in Grevenbroich and Töging, Germany, that, after expansions in 2003, together have a total annual processing capacity in excess of 700 million pounds. These facilities principally serve the European automotive markets. We plan further capacity expansion at our facilities in Germany.

•	In October 2002, we completed construction and began operations at our new production facility in Monterrey, Mexico. This facility recycles aluminum scrap and dross under a long-term contract with a major producer of auto engine components. In December 2003, we acquired the remaining minority interest in this facility.

•	In May 2002, we acquired our Brazil facility.

We are regularly in the process of evaluating the acquisition of assets or operations that complement our existing businesses. We cannot estimate what impact, if any, any such acquisition may have on our businesses.

PRODUCTS AND SERVICES

Aluminum. We recycle aluminum scrap and dross and deliver the recycled metal to customers as molten aluminum or ingots. Our aluminum customers include some of the world’s primary aluminum producers and aluminum fabricators, diecasters, extruders, automotive companies and other processors. We also manufacture specification aluminum alloy products at five dedicated U.S. facilities for automotive equipment manufacturers and their suppliers. In addition, two of our aluminum recycling plants manufacture a variety of aluminum products that are ultimately used as metallurgical additions in the steel making process, such as slag conditioners, deoxidizers, steel desulfurizers and hot topping compounds. The major force behind increased demand for recycled aluminum in recent years has been aluminum’s increased use in auto and truck components, including body structures.

Zinc. Zinc is used in diecastings, in brass-making as an alloying metal with copper and in chemical compounds to produce rubber, ceramics, paints and fertilizer. Its most unique quality is its natural ability to metallurgically bond with iron and steel and protect these metals from corrosion. We manufacture three value-added zinc products:

•	Zinc oxide is used predominantly in the tire and rubber industries and by the specialty chemical, motor oil and ceramics industries;

•	Zinc dust is used in paints, specialty chemical and mining applications; and

•	Zinc metal is used to galvanize steel.

SALES AND LONG-TERM CONTRACTUAL ARRANGEMENTS

Aluminum. Our principal aluminum customers use recycled aluminum to produce can sheet, building, automotive and other aluminum products. No customer accounted for more than 10% of revenues in 2003. GM accounted for approximately 11% of our consolidated revenues during fiscal 2002.

Customarily, agreements with customers in the aluminum recycling industry have been short-term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, we historically have maintained no significant backlog of orders.

Long-term aluminum contractual arrangements. We have long-term contractual arrangements for our aluminum recycling services with a number of our largest customers at many of our plant locations. The remaining terms of these arrangements as of December 31, 2003 ranged from one year to nine years, although many of them provide for extensions. Amounts processed under long-term contractual arrangements represented approximately 35% of our total aluminum volume for 2002, and 28% for the year ended December 31, 2003 on a pro forma basis. The majority of our pounds processed under long-term contractual arrangements are subject to price escalators directly related to production costs such as labor, natural gas and supplies. In addition, many of these contractual arrangements contain provisions obligating us to indemnify the customer for certain environmental liabilities that it may incur.

We plan to seek similar dedicated long-term arrangements with customers in the future. Increased emphasis on dedicated facilities and dedicated arrangements with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business with one or more of our facilities, could have a material adverse effect on our financial condition and results of operations, and any timely replacement of volumes could prove difficult.

Zinc. Most of our zinc products are sold directly to end-users. No single zinc customer accounted for more than 10% of our consolidated revenues in 2003. Most of our agreements with zinc customers are for a term of one year or less. We historically have maintained no significant backlog of orders for zinc products.

THE RECYCLING/MANUFACTURING PROCESS

Aluminum. We use two types of furnace technology: rotary and reverberatory. Rotary (or barrel-like) furnaces are able to pour a batch of melted aluminum recovered from scrap and immediately switch to other types of material and then switch back again. Reverberatory furnaces are stationary and use both radiation and convection heating to melt the material being processed. Each of these furnace technologies has advantages over the other, depending on the type of material processed.

The recovered metal is poured directly into an ingot mold or hot metal crucible for delivery to customers. Many of our plants deliver molten aluminum in crucibles directly to their customers’ manufacturing facilities. As of December 31, 2003, we had the capacity to provide approximately 85% of our processed aluminum in molten form. The molten aluminum is poured from the crucible into the customer’s furnace, saving the customer the time and expense of re-melting aluminum ingots. We normally charge an additional fee for transportation and handling of molten aluminum.

Alloying. At our metal alloying facilities in Coldwater and Saginaw, Michigan and Shelbyville, Tennessee, additional materials are blended with molten aluminum to produce a metal alloy. The alloyed aluminum is shipped in either molten or ingot form to our customers. These alloying facilities generate dross, which is then recycled at one of our other aluminum recycling facilities.

By-products. A by-product of processing aluminum materials in reverbatory furnaces is aluminum dross, which is sent to our rotary furnaces for processing. The recycling process from our rotary furnaces produces a by-product called “salt cake,” which is formed from the coatings and other miscellaneous materials on aluminum scrap and dross, and the salts added during the aluminum recycling process. Salt cake is composed of salts, metallic aluminum, aluminum oxide and small amounts of other materials.

We dispose of our salt cake and certain airborne contaminants (or baghouse dust) in landfills that we use exclusively or that are permitted specifically to handle the types of waste materials we generate. Salt cake is not listed as a “hazardous waste” under the Resource Conservation and Recovery Act of 1976 (RCRA) or as a “hazardous substance” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). We own and operate a lined landfill at our Morgantown, Kentucky facility. Its design exceeds current requirements for salt cake disposal and meets RCRA Subchapter “C” hazardous waste standards.

We also own and operate a facility adjacent to our Morgantown, Kentucky plant to further process salt cake through the use of a materials separation process, which involves crushing the salt cake and separating aluminum out of the salt cake. The residual non-metallic product is then landfilled in our Morgantown, Kentucky landfill.

Certain of our other facilities also process salt cake and other by-products from the aluminum recycling process into aluminum concentrates, aluminum oxide and salt brine.

Zinc. Zinc oxide is produced by melting top dross, a low iron-content zinc by-product of continuous galvanizing, and re-melt die cast, a high zinc-content alloy, in a sweat or pre-melt furnace. Zinc dust with extra low lead content is preferred by the domestic industrial paint industry. It is produced by converting primary zinc into a molten form using an electro-thermal furnace. Regular zinc dust is produced by processing bottom dross, an iron-bearing zinc residue created during the galvanizing process, and re-melt die cast in a pot or ladle. Zinc metal is produced by placing pieces of oxidized zinc-bearing metals into a ball mill where we separate out the oxidic zinc. The zinc oxide is then sold as fertilizer additives. After the ball mill process, the metallic zinc-bearing material is melted, refined, poured into molds and shipped to galvanizers.

The recycling process at our Coldwater, Michigan zinc plant involves melting continuous galvanizers’ top dross in an electric induction furnace which is then transferred to a reactor which removes the impurities

(iron and zinc oxide, which are sold as by-products). The remaining molten zinc is poured into a reverberatory holding furnace from which it is blended and cast into ingots, which are either sold or returned to the customer.

OPERATIONS

Aluminum. In our aluminum tolling operations, we accept scrap owned by our customers and process this material for a tolling charge per pound of incoming weight. In order to retain control of their metal supplies, customers have often desired to toll, rather than sell, their scrap materials. Tolling requires no metal inventory to be purchased or held by us. In addition, tolling does not expose us to fluctuating metal prices because we do not own the material processed. For the year ended December 31, 2003, on a pro forma basis, approximately 55% of our total pounds of aluminum processed involved tolling. Compared to product sales transactions, tolling decreases our exposure to the risk of fluctuating metal prices and working capital requirements.

We also enter into metal brokerage transactions under which we buy metal from primary and other producers and then sell the metal to end-users. These transactions involve buying and selling metal without processing it. Additionally, in order to facilitate acquiring metal for our production process, we occasionally enter into “swap” transactions whereby we agree to exchange our recycled finished goods for scrap raw materials.

When purchasing metals in the open market for our product sales business, we attempt to reduce the risk of fluctuating metal prices by hedging anticipated sales of aluminum and zinc and by avoiding large inventories, except to the extent judged necessary to allow our plants to operate without interruption.

Throughout 2002 and for most of 2003, we provisionally suspended operations at our Wendover, Utah aluminum facility due to adverse market conditions. During the fourth quarter of 2003, we permanently closed this plant. In August 2003, we provisionally suspended operations at our Rockwood, Tennessee plant due to reduced demand for aluminum recycling services there. We intend to keep the Rockwood plant idle until market conditions improve.

Zinc. Our zinc operations primarily consist of product sales business. Product sales from our zinc operations represent approximately 97% of our total zinc production; the remainder is from tolling transactions.

Through programs conducted by the International Organization for Standardization (ISO), many of our company’s facilities have earned certifications that their production management and environmental systems meet guidelines that assure delivery of consistent and reliable products.

Recognized Safety Performance. The leadership provided by the safety committees at our Coldwater, Michigan and Sapulpa, Oklahoma aluminum recycling facilities has earned major safety awards for their plants.

The Coldwater facility became the first industrial plant in Michigan to receive the state’s Safety and Health Achievement Recognition Program (SHARP) award. The state established this program to recognize employers who have achieved especially notable safety and health excellence.

After two years in which its total case incident rate was well below the Bureau of Labor Statistics national average for facilities of this type, our Sapulpa plant achieved SHARP status with the Occupational Safety and Health Administration (OSHA). The receipt of SHARP status means that OSHA has recognized that the Sapulpa facility anticipates safety problems and has put procedures into place to ensure that hazards are identified and corrected quickly and effectively. Plants with SHARP status are exempt from programmed OSHA inspections for each year the certificate is maintained.

COMPETITION

General. The domestic aluminum and zinc recycling industries are highly competitive. We believe that our position as the largest U.S. recycler of aluminum and zinc is a positive competitive factor.

The international recycling business is highly fragmented and very competitive. However, we believe we will be able to compete effectively in certain international areas because of our processing technology. We intend to expand internationally in connection with long-term processing arrangements from our customers. The expansions into Brazil and Mexico are examples of this strategy.

We also compete both with other secondary recyclers and our customers when purchasing and processing scrap for our product sales business.

Aluminum. The principal factors of competition in our aluminum segments are price, metal recovery rates, proximity to customers, molten metal delivery capability, environmental and safety regulatory compliance and types of services (for example, the ability to deliver molten aluminum). Freight costs also limit the geographic areas in which we can compete effectively. Our largest domestic aluminum competitor is Wabash Alloys, a secondary aluminum processor, followed by several smaller competitors.

Zinc. The principal factors of competition in the zinc segment are price, customer service and high product quality. Competition is regionally focused due to high freight costs. The zinc recycling market in the U.S. is concentrated among a small number of competitors.

For zinc oxide, our major competitors are Zinc Corporation of America, a subsidiary of Horsehead Industries, Inc., and Zochem, a subsidiary of Hudson Bay Mining & Smelting, Ltd. For zinc dust, our major competitors are Purity Zinc Metals Company, Ltd. and Meadowbrook Company, a subsidiary of T.L. Diamond Company, Inc. For zinc metal, we consider both primary and secondary zinc producers to be competitors.

OUTSOURCING OF RECYCLING BY PRIMARY ALUMINUM PRODUCERS

The amount of our aluminum tolling business can vary depending upon the extent that the primary aluminum producers internally process their own scrap. The primary aluminum producers, some of which are our largest customers, have generally elected in recent years to outsource the processing of their scrap and dross under tolling arrangements and focus their resources on other aspects of aluminum production. However, these producers are capable of processing their own scrap and vary the amount of their internal recycling depending upon furnace availability, inventory levels, the price of aluminum, their own internal demand for metal and other factors. In particular, the primary producers have historically decreased their outsourcing in times of lower overall demand for aluminum. In addition, in some instances some of these producers have expanded their aluminum recycling capacity. Decreased outsourcing or increases in internal recycling by primary producers could reduce demand for our recycling services and have a material adverse effect on our financial condition and results of operations. For instance, we have recently experienced decreased utilization rates at some of our operations and have provisionally suspended some of our operations due to an increase in internal recycling capacity by a primary producer of aluminum.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Metallics. Metallics (aluminum and zinc scrap and dross) represent the largest component of our cost of sales. The availability and price of scrap and dross depend on a number of factors outside our control, including general economic conditions, foreign demand for metallics and internal recycling activities by primary aluminum producers. Increased domestic and worldwide demand for aluminum and zinc scrap have had and will continue to have the effect of increasing the prices that we pay for these raw materials, thereby increasing our cost of sales.

The primary sources of aluminum scrap and dross for our recycling and alloying activities include automotive component manufacturers, can stock producers, used beverage cans and aluminum smelters. Many of our aluminum suppliers are also our customers. We also buy aluminum scrap from metal scrap traders on the open market.

A significant portion of our zinc products is produced from zinc dross and other secondary materials provided by the galvanizing and scrap metals industries. These industries have operated at lower levels during the past three years, reducing the availability of profitable processing opportunities. We also purchase primary zinc to produce high-grade zinc and for metals brokerage purposes.

We purchase our zinc raw materials from numerous suppliers. Many “hot dip” galvanizers, which supply us with zinc raw materials, are also our customers.

Our zinc brokerage unit also procures raw materials for use in our zinc manufacturing operations. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

Energy. Our operations are fueled by natural gas, which represents the third largest component of our cost of sales, after metal and labor costs. We purchase the majority of our natural gas on a spot-market basis. However, in an effort to acquire the most favorable natural gas costs, we have secured some of our natural gas at fixed price commitments. Most of our pounds processed under long-term contractual arrangements with our customers are subject to price escalators directly related to natural gas costs. While we have the ability to pass on to customers some of our increases in natural gas costs based on our long-term arrangements with them, and while we have hedged some of our natural gas costs, in many instances we are not able to mitigate the effect of higher natural gas costs on our cost of sales. We believe that we will continue to have access to adequate energy supplies to meet our needs for the foreseeable future.

SEASONALITY

Aluminum. Our used beverage can collections have historically been highest in the summer months and lowest in the winter months. Our automotive industry customers have typically experienced a decline in molten metal deliveries during periods when their production facilities cease production to perform new model changeovers and during the holidays in December. Our European operations also experience some slowdowns in the month of August, which is a peak holiday time in Europe.

Zinc. Historically, demand for our zinc products used by paint manufacturers and those used in fertilizers has been somewhat higher in the summer months.

TRANSPORTATION

We receive incoming metal by rail and truck. Most of our plants own their own rail siding or have access to rail lines nearby. We own and lease various trucks and trailers to support our business. Customarily, the transportation costs of scrap materials to be tolled are paid by our customers, while the transportation costs of metal we purchase and sell may be paid by either our customers or us. We contract with third-party transportation firms for hauling some of our solid waste for disposal.

INTERNATIONAL OPERATIONS

VAW-IMCO. VAW-IMCO, our German subsidiary, supplies specialty alloys to the European automobile industry and serves other European aluminum markets. VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual processing capacity in excess of 700 million pounds. Approximately 57% of VAW-IMCO’s annual processing volume involves aluminum product sales; the remainder is represented by aluminum tolling. VAW-IMCO has long-standing relationships with several of its customers, including BMW, Ford, Hydro and Daimler Chrysler. VAW-IMCO competes with certain of its customers that have in-house recycling capacity.

Other. We own a facility in Swansea, Wales, which supplies aluminum to a variety of customers. This facility has an annual processing capacity of approximately 100 million pounds of aluminum.

We own a facility in Pindamonhangaba, Brazil, which supplies Brazil’s only can sheet rolling mill and recycles used beverage cans and production scrap for a facility owned by South America’s largest manufacturer of aluminum cans. This facility has an annual processing capacity of approximately 100 million pounds of aluminum.

We own a facility in Monterrey, Mexico, which recycles aluminum dross and scrap under a long-term contract with a large manufacturer of cylinder heads and engine blocks. This facility has an annual processing capacity of approximately 100 million pounds of aluminum.

POLITICAL AND REGULATORY ENVIRONMENT

General political and economic conditions in foreign countries may affect our business prospects and results of operations. Our foreign operations are generally subject to risks, including foreign currency exchange rate fluctuations, changes in U.S. and foreign governmental regulations, trade restrictions and laws (including tax laws and regulations), tariffs and other trade barriers, the potential for nationalization of enterprises, interest rate fluctuations, inflation, currency restrictions and limitations on repatriation of profits, divergent environmental laws and regulations and political, economic and social instability.

Each of our foreign plants is subject to the environmental requirements established by the country and locale in which the plant is located. These requirements differ from country to country, but as in the United States, activities that could harm the environment, such as air emissions of hazardous materials or the management and disposal of waste materials, are subject to regulation. We are also required to obtain and comply with permits or other authorizations for some of the operations at our foreign plants. The environmental regulations in foreign countries are evolving, and it is expected that such requirements will become more stringent in the future. We have been, and will continue to be, required to make expenditures to comply with the environmental requirements applicable to our foreign plants, but, to date, such expenditures have not had a material effect on our results of operations.

In member states of the European Union, some principles of the regulatory environment applicable to VAW-IMCO’s operations are set forth by European directives and regulations. These European provisions are implemented into national law or are directly applicable in the individual states. In particular, these rules determine thresholds for certain air emissions, such as sulphur dioxide, nitrogen dioxide, nitrogen oxide, carbon monoxide and suspended dust, and regulate the use of waste as secondary fuel.

According to a decision of the Council of Ministers for the Environment of the European Union, a European Union-wide trade in carbon dioxide emissions is supposed to commence in 2005. The proposal for a directive of the European Parliament and the Council on a system for trading greenhouse gas emissions rights in the European Community has not yet been passed and also would have to be implemented in the member states. Nevertheless, it is expected that the participation in such trading will be mandatory for all industries with high energy consumption levels by 2008. As a consequence, a cap with respect to the amount of carbon dioxide emissions will be determined for each individual company. If the carbon dioxide emissions of a company exceed such individual cap, the company will have to purchase the necessary carbon dioxide emission quantity from another company that has not exhausted its full quota.

SEGMENT REPORTING

Giving effect to the March 2003 consolidation of the results and operations of VAW-IMCO, we now have three business segments that meet the reporting requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See ITEM 7— “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—SEGMENT INFORMATION” and NOTE M—“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements. Previously, VAW-IMCO’s financial results had been reported under the equity method of accounting which only recorded our 50% share of VAW-IMCO’s after tax earnings. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation.

Our domestic aluminum segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities, including investments in joint ventures, within the United States. Our international aluminum segment represents all of our aluminum melting, processing, alloying, and trading activities outside of the United States. Our zinc segment represents all of our zinc melting, processing and trading activities. Prior period results have been reclassified to reflect the international aluminum segment.

EMPLOYEES

As of December 31, 2003, we had total of 1,788 employees, consisting of 472 employees engaged in administrative and supervisory activities and 1,316 employees engaged in production and maintenance. Labor relations with employees have been satisfactory. Employees at five of our production facilities are represented by collective bargaining groups as set forth below:

FACILITY	REPRESENTATIVE	NUMBER OF EMPLOYEES	CONTRACT EXPIRES
Hillsboro, IL	Laborer’s International Union of North America	15	February 2005
Saginaw, MI	United Auto Workers	21	September 2005
Uhrichsville, OH	United Mine Workers of America	117	January 2005
Töging, Germany	Industry Trade Union for Mining, Chemical and Energy	151	May 2004
Grevenbroich, Germany	Industry Trade Union for Mining, Chemical and Energy	166	April 2004

ENVIRONMENTAL MATTERS

General. Our operations are subject to environmental laws, regulations and ordinances in our plants’ locales of operation. While we believe that current environmental control measures at our facilities comply in all material respects with current legal requirements, additional measures at some of our facilities may be required. Our operations generate discharges and emissions, including in some cases off-site dust and odors, which are subject to environmental laws, including, in the United States, the Federal Clean Air Act. From time to time, our operations have resulted, or may result, in non-compliance with applicable requirements under environmental laws. We may also incur liabilities for off-site disposals of salt cake and other materials. In addition, historical or current operations at, or in the vicinity of, our facilities, may have resulted in soil or groundwater contamination.

Due to relatively high costs and limited coverage, we do not carry environmental impairment liability insurance. Domestically, we made capital expenditures for environmental control facilities of $2,009,000 in 2003, most of which was related to air pollution control equipment for our Clarksville, Tennessee, and Coldwater, Michigan facilities. Domestic environmental expenditures for 2004 and 2005, which primarily relate to our landfills and air pollution control equipment, are currently estimated to be approximately $5,300,000 and $3,000,000, respectively. We expect to spend in 2004 and 2005 a total of approximately $4,800,000 for expansion of our landfill at Morgantown, Kentucky.

Aluminum. The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at our permitted disposal sites at two of our facilities. If salt cake were ever classified as a hazardous waste or substance under RCRA or CERCLA, we would have to modify our handling and disposal practices.

Based on current annual processing volumes, planned utilization rates and remaining landfill capacity, the estimated remaining life of our landfill at our Sapulpa, Oklahoma plant is three years. We estimate that phase two of our Morgantown, Kentucky landfill cell has a remaining useful life of approximately one year. Remaining landfill life at Morgantown is estimated by using independent aerial photography and engineering calculations based on that photography. When the current Morgantown landfill was originally permitted, it was anticipated that there would be three phases to this landfill site. We are currently operating in the second phase. A planned expansion at this landfill in 2004 (which will be the third phase) is anticipated to provide an additional six years of useful life.

The amounts recognized for landfill asset retirement obligations, as of January 1, 2003, were $4,177,000 for our Morgantown, Kentucky landfill and $1,018,000 for our Sapulpa, Oklahoma landfill. The related asset retirement cost for each facility was capitalized as a long-lived asset (asset retirement cost) which is to be amortized over the remaining useful life of the landfills. See NOTE K—“IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS” of Notes to Consolidated Financial Statements.

Zinc. Several of our zinc manufacturing processes create various by-products which are either sold to downstream processors or re-used internally. There are virtually no by-products requiring disposal.

ITEM 2.	PROPERTIES

Our aluminum facilities are located in:

Sapulpa, Oklahoma(1)	Töging, Germany(1)
Rockwood, Tennessee(1)	Elyria, Ohio(1)
Morgantown, Kentucky(1)	Rock Creek, Ohio(1)
Uhrichsville, Ohio(1)	Coldwater, Michigan(1)
Loudon, Tennessee(1)	Swansea, Wales UK(2)
Bedford, Indiana(1)	Shelbyville, Tennessee(1)
Chicago Heights, Illinois(1)	Saginaw, Michigan(1)
Post Falls, Idaho(1)	Monterrey, Mexico(1)
Goodyear, Arizona(2)	Grevenbroich, Germany(1)
Pindamonhangaba, Brazil(1)

These facilities recycle aluminum, manufacture specification aluminum alloy products and manufacture other aluminum products.

Our zinc facilities are located in:

Houston, Texas(1)	Hillsboro, Illinois(2)
Millington, Tennessee(1)	Clarksville, Tennessee(1)
Coldwater, Michigan(1)	Spokane, Washington(2)

(1)	Owned facilities
(2)	Leased facilities

Substantially all of our assets and properties at our domestic facilities are mortgaged to secure indebtedness under our senior secured notes and our senior secured revolving credit facility. See ITEM 7— “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CREDIT FACILITIES AND REFINANCING.”

The average operating rates for all of our wholly-owned facilities for 2003, 2002 and 2001 were 73%, 79% and 81% of stated capacity. Our Bedford, Indiana facility has ceased melting operations and substantially all of its assets have been transferred to our other facilities. During 2002, we provisionally suspended operations at our Wendover facility, and we determined to permanently close it in the fourth quarter of 2003. In August 2003, we also provisionally suspended operations at our Rockwood plant. We anticipate that the Rockwood facility will remain idle until market conditions improve.

We believe that our facilities are suitable and adequate for our operations.

Under a long-term supply agreement, Commonwealth has an option to purchase our Uhrichsville, Ohio facility that is first exercisable in 2008. However, in the event we experience a “change of control” (as that term is defined in the supply agreement), the exercise date of this option would be accelerated to the date of the change of control event. The exercise price is based on varying multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) for the facility (and is five times EBITDA in the case of a non-change of control event exercise). In addition, we have granted Commonwealth a right of first refusal in the event we desire to sell the facility in a non-change of control situation. In the event of a change of control of Commonwealth, then Commonwealth’s option and right of first refusal would automatically terminate. The potential purchase price for Commonwealth’s exercise of these rights may be above or below the fair value of our Uhrichsville plant. Should Commonwealth exercise these rights, there can be no assurance that the production or earnings attributable to the Uhrichsville facility could be replaced, and our cash flows and net earnings could be adversely affected.

In addition, GM has an option to acquire our Saginaw, Michigan facility under our long-term supply agreement with GM. This option is exercisable under certain conditions beginning in 2006. If our supply agreement with GM were terminated, the agreement provides that GM would then have an option to acquire ownership of the Saginaw facility.

In Irving, Texas, we lease approximately 40,000 square feet of office space for our principal executive, financial and management functions. This lease expires in June 2007. In Houston, Texas, we own approximately 30,000 square feet of office space for financial and management functions for our zinc operations. We also have three zinc brokerage and sales offices that we lease, located in Los Angeles, California, Chicago, Illinois and Pittsburgh, Pennsylvania.

ITEM 3.	LEGAL PROCEEDINGS

Environmental proceedings. In 1997, the Illinois Environmental Protection Agency (IEPA) notified us that two of our zinc subsidiaries were potentially responsible parties (PRP) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sent zinc oxide for processing and resale. The site has not been fully investigated and final estimated cleanup costs have not yet been determined. We have been informed by IEPA that the agency is preparing a revised list of companies that may have sent materials to the site and the volume of materials sent by each company. After receiving this information, our subsidiaries presently plan to seek, possibly in connection with other PRPs, an agreed resolution of the IEPA’s claims.

On February 15, 2001, the State of Michigan filed a lawsuit against us in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arose out of disputes with Michigan environmental authorities concerning air emission control permits at our aluminum specialty alloy facilities in Coldwater, Michigan. The state claimed injunctive relief and penalties for alleged noncompliance with and violations of federal and state environmental laws. The suit sought compliance by us as well as potentially substantial monetary penalties. On January 13, 2004, the parties settled the lawsuit by entering a Consent Judgment with the State Circuit Court. The Consent Judgment requires that we (i) operate our Coldwater aluminum facilities in compliance with a permit compliance program, (ii) adhere to certain recordkeeping, notification and testing guidelines, (iii) install a baghouse and associated equipment at our Alchem facility in Coldwater; and (iv) pay a civil fine in the amount of $300,000 to the State of Michigan.

On April 27, 2001, the U.S. Environmental Protection Agency, Region V, issued to us a Notice of Violation (NOV) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at our Coldwater facilities. The NOV addressed the same instances of alleged noncompliance raised in the State of Michigan lawsuit, alleging that we purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Coldwater facilities, and exceeded permitted emission levels. All issues raised in the NOV have been addressed through the State of Michigan lawsuit and the Consent Judgment.

We are a named co-defendant in a lawsuit filed on February 26, 2004 in the U.S. District Court for the Central District of California. The listed claimants are the current owners of a Corona, California property formerly owned by one of our subsidiaries. The petition seeks declaratory relief and damages in an unspecified amount in connection with an alleged release of hazardous substances on the property. As of March 12, 2004, we had not yet been served in this lawsuit. We believe that we have meritorious defenses to the claims contained in the petition. We plan a vigorous defense against these claims.

There is the possibility that expenditures could be required at our other facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect our results of operations in future periods.

Other legal proceedings. In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the Missouri Court of Appeals entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered a judgment in our favor in July 2003. We have filed post-trial motions seeking the award of our attorneys fees and to clarify the terms of the judgment. When judgment is entered, to clarify these points, an appeal may be filed by one or both parties. We have not established any reserves for the Bland case. We currently believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make.

We are also a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers:

NAME	AGE	POSITION
Don V. Ingram	68	Chairman of the Board of Directors, Chief Executive Officer and President
Richard L. Kerr	61	Executive Vice President and President, Aluminum Operations
Paul V. Dufour	64	Executive Vice President and Chief Financial Officer
J. Tomas Barrett	50	Senior Vice President and Assistant Chief Financial Officer
Robert R. Holian	51	Senior Vice President, Controller and Chief Accounting Officer
Barry K. Hamilton	51	Senior Vice President and President, U.S. Zinc Corporation

DON V. INGRAM

Don V. Ingram has served as a director since 1988. He was elected as our Chief Executive Officer in February 1997 and has served as our Chairman of the Board since 1994. Mr. Ingram played a major role in our formation in 1986. Mr. Ingram has been owner and President since 1984 of Summit Partners Management Co., a private investment management company in Dallas. Mr. Ingram is also a director of GRT Corporation.

RICHARD L. KERR

Richard L. Kerr joined International Metal Co., one of our predecessors, in April 1984. He was named our Chief Operating Officer in 1991. In 1994, he became President of our Metals Division. In 1997 he became our President, and in May 2000, he assumed the role of Executive Vice President and President of the Specialty Alloys Division; in March 2001, he was named Executive Vice President and President, Aluminum Operations.

PAUL V. DUFOUR

Paul V. Dufour has served as our Vice President and Chief Financial Officer since March 1987. He was promoted to Senior Vice President in 1988 and to Executive Vice President and Chief Financial Officer in 1994. Mr. Dufour served as our Corporate Secretary from March 1987 until April 2003, and was reappointed as Corporate Secretary in March 2004.

J. TOMAS BARRETT

J. Tomas Barrett has served as our Senior Vice President and Assistant Chief Financial Officer since September 2002. Mr. Barrett served as President of Chemical Lime Company — Latin America and Chief Financial Officer of Chemical Lime Company, a subsidiary of Lhoist Group, the largest lime and dolime company in the world, from 1997 through 2001. Previously, he served as General Manager of Neste Trifinery, an asphalt refinery in Texas, and was President of Cemex U.S.A. (the U.S. operations of CEMEX, S.A. de C.V., a leading global producer of cement and ready-mix products).

ROBERT R. HOLIAN

Robert R. Holian has served as our Senior Vice President and Chief Accounting Officer since September 1999. He joined us in 1990 and was named our Controller in 1992. He was promoted to Vice President and Controller in 1994.

BARRY K. HAMILTON

Barry K. Hamilton was appointed Senior Vice President and President of our U.S. Zinc Corporation subsidiary in January 2002. Mr. Hamilton served as President of Midwest Zinc Corporation, a subsidiary of U.S. Zinc, from 1997 to 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the New York Stock Exchange (trading symbol: IMR). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our Common Stock, as reported on the New York Stock Exchange composite tape transactions from January 1, 2002 through December 31, 2003. No dividends were declared or paid for those periods.

CALENDAR YEAR	PRICE RANGE
	HIGH	LOW
2002
FIRST QUARTER	$9.48	$6.25
SECOND QUARTER	11.55	8.87
THIRD QUARTER	10.80	5.70
FOURTH QUARTER	9.24	4.95

2003
FIRST QUARTER	$8.60	$5.00
SECOND QUARTER	7.80	5.48
THIRD QUARTER	8.50	6.25
FOURTH QUARTER	10.15	6.50

Cash dividends and repurchases of Common Stock are currently restricted under the terms of our senior credit facilities. See ITEM 7 – “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES.”

On March 1, 2004, our outstanding shares of Common Stock were held of record by 335 stockholders.

During the fourth quarter of 2003, we made no unregistered sales of our equity securities and did not repurchase any shares of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues	$892,015	$687,168	$689,337	$846,939	$764,831
Net earnings (loss) before cumulative effect of accounting change	4,971	6,864	(2,722)	283	20,796
Cumulative effect of accounting change, net of tax benefit	—	(58,730)	—	—	—

Net earnings (loss)	$4,971	$(51,866)	$(2,722)	$283	$20,796

Net earnings (loss) per common share:
Basic before cumulative effect	0.34	0.47	(0.18)	0.02	1.26
Basic after cumulative effect	0.34	(3.57)	(0.18)	0.02	1.26
Dilutive before cumulative effect	0.33	0.47	(0.18)	0.02	1.26
Dilutive after cumulative effect	0.33	(3.54)	(0.18)	0.02	1.26

Total assets	556,517	351,410	406,954	433,671	543,637
Long-term debt (excluding current maturities)	256,167	14,550	125,314	128,786	214,993
Dividends declared per common share	$—	$—	$—	$0.24	$0.24

Our financial position and results of operations have been affected by acquisitions of facilities and companies during certain periods presented. For information, see NOTE B - “ACQUISITIONS / JOINT VENTURE FORMATION” and NOTE G -“LONG TERM DEBT” of Notes to Consolidated Financial Statements. See NOTE P – “GOODWILL” of Notes to Consolidated Financial Statements regarding the goodwill impairment charge recorded as a cumulative effect of an accounting change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere or incorporated by reference in this Form 10-K. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to our section entitled “—RISK FACTORS.”

OVERVIEW

Certain of the statements in this Section contain projections and estimates based on current expectations. These statements are forward-looking in nature and actual results may differ materially due to a number of reasons, as more fully described below under “—RISK FACTORS.” These statements do not reflect the potential impact of any acquisitions, investments or divestitures that may be completed, or unforeseen events that may occur after the date of this Form 10-K.

During the year December 31, 2003, factors that affected our financial condition and results of operations included:

•	weak demand for much of our products and services at our domestic aluminum and zinc facilities due to the prolonged downturn in U.S. industrial production;

•	weak market conditions for aluminum customers serving the can sheet and construction sectors;

•	margin pressures from rising scrap prices coupled with lower sales prices;

•	a continuation of reduced levels of capacity utilization at many of our facilities;

•	a continuation of the decline in U.S. aluminum can recycling rates;

•	continuing aluminum customer plant shutdowns in the U.S. Pacific Northwest;

•	an increase in the amount of aluminum scrap exported to buyers in foreign markets; and

•	low market prices for aluminum and zinc.

We expect many of these industry conditions to persist into 2004.

During the fourth quarter of 2003, we experienced strengthening in prevailing market prices for aluminum and zinc and increased demand for our products and processing services. These factors are expected to continue into 2004, and should have a positive effect on our results of operations and cash flows from operations for 2004, compared to 2003’s results.

Offsetting these positive factors will be the increased interest charges that we will incur in 2004 under our new senior credit facility that we entered into on October 6, 2003 and our new fixed-rate senior secured notes that we issued on that date. These debt facilities replaced our previous variable rate credit facilities – specifically, our former senior revolving credit facility and receivables sale facility – which were scheduled to expire by their terms during the fourth quarter of 2003.

As a result of our debt refinancing, we now have some additional availability in terms of long-term sources of capital for our planned growth and capital expenditure needs. However, the terms of our new senior secured notes and our new senior credit facility contain a number of provisions that impose limitations on our ability to grow and expand our businesses. In this regard, for the foreseeable future, we will plan on a selective basis to seek expansion and acquisition opportunities, rationalize our capacity and seek additional long-term supply agreements with our customers.

Despite improving market price scenarios for aluminum ingot in late 2003, we continued to experience reduced margins for our domestic aluminum segment due to the demand for aluminum scrap by primary producers and foreign buyers. While we believe that our aluminum specialty alloys business will experience the same level of processing volumes in 2004 as in 2003, the overall profitability of this business is expected to be adversely affected by the continuation of tight margins for our specialty alloys products due to higher scrap metal costs.

Internationally, we are planning to continue our growth in a measured manner. During 2003, we completed the process of consolidating VAW-IMCO’s operations in Germany with ours, and we realized a $5,400,000 gain on the early extinguishment of VAW-IMCO’s share redemption liability owed to our former joint venture partner with regards to these operations. Also, in late 2003, we acquired the remaining minority interest in our Monterrey, Mexico facility.

The procurement and processing of aluminum and zinc in our industry involves many risks. Some of these risks include changes in metal and fuel prices, changes in foreign currency rates, and, to a lesser degree, changes in interest rates. In the U.S. domestic market, we have in recent years been challenged in terms of obtaining suitable scrap raw materials at favorable prices. We attempt to manage these risks by the use of financial instruments and long-term contracts; however, these items do not eliminate these risks.

In 2003, we determined that the book value of some of our U.S. facilities and other assets were impaired. These were non-cash charges and did not affect our liquidity. In addition, we have redeployed certain of our U.S. assets in more productive plant locales.

Our zinc segment’s performance in 2003 represented an improvement over 2002’s performance. This improvement resulted principally from higher zinc market prices, which came after several years of depressed activity in the zinc metals industry.

We continue to seek ways to reduce our operational costs through our expense reduction and capacity reallocation programs, as well as other means of asset rationalization. In August 2003, due to decreased demand from one of our can sheet customers, we provisionally suspended operations at our Rockwood, Tennessee aluminum processing facility. In the last quarter of 2003, we permanently closed our aluminum processing plant in Wendover, Utah. Processing work formerly performed at those plants has been allocated to our other plants.

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

Any substantial improvement in our results of operations for fiscal 2004 will depend in large part upon a recovery in U.S. industrial production, a widening in the margins we are currently experiencing, the rate of production in the U.S. automotive sector, and our ability to successfully integrate and grow our foreign operations. For any significant improvement in our domestic aluminum segment operating results to occur, higher plant operating rates and increased demand and prices for our products and services over those currently prevailing will be required.

GENERAL

For the year ended December 31, 2003, approximately 55% of our total processing volumes consisted of aluminum tolled for our customers. Tolling revenues reflect only the processing cost and our profit margin. Our activities also involve processing, recovery and specialty alloying of aluminum and zinc metal and the production of value-added zinc products for sale by us. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and our profit margin. Accordingly, tolling business produces lower revenues and costs of sales than product sales business. Variations in the mix between tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, we consider processing volume to be a more important determinant of performance than revenues.

In 2003, we continued to experience a decrease in the percentage of metals tolled, compared to 2002 and 2001. This was mostly due to the consolidation of VAW-IMCO. The majority of VAW-IMCO’s sales are product sales.

Over the past four years, we have taken aggressive steps to counter the reduced demand we have experienced at our U.S. operations. We have closed three aluminum recycling facilities, one zinc recycling facility, provisionally suspended operations at one aluminum recycling facility and have selectively reduced the number of furnaces we operate at other domestic facilities. We have strategically redeployed some of these assets to our operations in Monterrey, Mexico.

The following table shows information concerning total pounds processed, tolling percentage, total revenues and total gross profits (in thousands, except percentages):

	For the Year Ended December 31,
	2003	2002	2001
Pounds processed	2,956,028	2,536,019	2,553,987
Percent of pounds tolled	55%	59%	63%
Revenues	$892,015	$687,168	$689,337
Gross profits	$54,587	$46,472	$33,324

In addition to our product sales business, we also enter into metal brokerage transactions under which we buy metal from primary and other producers and then sell the metal to end-users. These transactions involve buying and selling metal without processing it. Also, in order to facilitate acquiring metal for our production processing, we occasionally enter into metal “swap” transactions where we agree to exchange our recycled finished goods for scrap raw materials. As with the product sales business, the brokerage business increases our working capital requirements and subjects us to greater price risk associated with fluctuations in the metals commodities markets. See ITEM 7A—“QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and NOTE A – “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements.

EFFECTS OF CONSOLIDATION WITH VAW-IMCO

In March 2003, we entered into an agreement with Hydro and VAW-IMCO, finalizing the terms and conditions by which VAW-IMCO would redeem its shares owned by Hydro.

As a result of this agreement, we acquired voting control of VAW-IMCO, and, effective March 1, 2003, the financial condition and results of operations of VAW-IMCO were consolidated with ours. Prior to March 1, 2003, the results of operations of VAW-IMCO are reflected in our consolidated financial statements under the equity method of accounting.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual processing capacity in excess of 700 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets.

In November 2003, we funded from the proceeds of our October refinancing transactions, VAW-IMCO’s prepayment to Hydro of this redemption liability. VAW-IMCO paid Hydro a total of approximately $28,300,000 in exchange for the payment in full of the remaining share redemption liability, plus an aluminum recycling furnace, related assets, and real estate located on and adjacent to a VAW-IMCO facility. As a result of the prepayment of this share redemption liability, we recognized a consolidated ordinary gain of $5,432,000.

SEGMENT INFORMATION

Giving effect to the March 2003 consolidation of the results of operations of VAW-IMCO, we now have three business segments that meet the reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See NOTE M—“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements. Previously, VAW-IMCO’s financial results had been reported under the equity method of accounting, which only recorded our 50% share of VAW-IMCO’s after tax earnings. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation.

Our domestic aluminum segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities, including investments in joint ventures, within the United States. Our international aluminum segment represents all of our aluminum melting, processing, alloying, and trading activities outside of the United States. Our zinc segment represents all of our zinc melting, processing and trading activities. Prior period results have been reclassified to reflect the international aluminum segment.

The following table sets forth, for the periods indicated, domestic aluminum, international aluminum and zinc segment information for pounds processed, tolling percentage, revenues, income and assets (in thousands, except percentages):

	For the Year Ended December 31,
	2003	2002	2001
Pounds Processed:
Domestic Aluminum	1,938,777	2,144,798	2,212,516
International Aluminum	778,810	157,849	126,462
Zinc	238,441	233,372	215,009

Total Pounds Processed	2,956,028	2,536,019	2,553,987

Percentage Tolled:
Domestic Aluminum	63%	64%	68%
International Aluminum	52%	74%	75%
Zinc	3%	3%	3%
Total Percentage Tolled	55%	59%	63%

Revenues:
Domestic Aluminum	$479,585	$505,683	$490,616
International Aluminum	256,386	23,952	20,629
Zinc	156,044	157,533	178,092

Consolidated revenues	$892,015	$687,168	$689,337

Income (loss):
Domestic Aluminum	$12,621	$34,938	$24,061
International Aluminum	17,310	1,536	5,437
Zinc	4,895	3,677	(20)
Unallocated general and administrative expenses	(20,353)	(17,988)	(19,777)
Unallocated interest expense	(15,806)	(9,727)	(11,038)
Fees on receivables sale	(843)	(1,698)	(3,372)
Unallocated interest and other income	6,678	530	70

Net earnings (loss) before provision for income taxes and minority interests	$4,502	$11,268	$(4,639)

Assets:
Domestic Aluminum	$232,060	$185,657	$220,771
International Aluminum	181,277	47,286	30,054
Zinc	109,815	80,277	107,734
Other unallocated assets	33,365	38,190	48,395

Consolidated assets	$556,517	$351,410	$406,954

The accounting policies of the reportable segments are the same as those described in NOTE A —“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial

Statements. We evaluate performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, fees on receivables sale, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Inter-segment sales and transfers are typically recorded at market value. Net profits on inter-segment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at our corporate headquarters in Irving, Texas are not allocated to the reportable segments. Also, see NOTE M-“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements for additional segment disclosures.

ACQUISITIONS

We are regularly in the process of evaluating and may, from time to time in the future, evaluate the acquisition of assets or operations that complement our existing businesses. We cannot estimate what impact, if any, any such acquisition may have on our businesses. There can be no assurances that any such transaction will take place, and if so, the definitive terms and conditions of any such acquisition.

Any acquisition we make may result in the assumption or incurrence of debt and contingent liabilities and recognition of expenses related to goodwill and other intangible assets. In addition, any such acquisition could involve numerous risks, including difficulties in the assimilation of the operations, lines of business, services and products of the acquired companies; the diversion of management’s attention from other business concerns; and the potential loss of key employees.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Our management uses historical experience and all available information to make these estimates and judgments, and different results could be reported using different assumptions and estimates.

Inventories

Inventories are stated at the lower of cost or market. We review our inventory values on a regular basis. Cost is determined using either a specific identification method or a weighted average cost per product sold, and includes an allocation of average manufacturing labor and overhead costs to finished goods. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in demand requirements could lead to depressed market conditions, and we would then be required to record the appropriate adjustment to inventory levels.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

Landfill closure costs are currently estimated and are being accrued as space in the landfills is used. We use aerial photography and engineering calculations based on that photography to determine the space used. The construction costs of the landfills are depreciated as space in the landfills is used. The estimation of the closure costs is determined by an engineering study conducted by an independent third party contracted by us. The estimation is based on various factors, including historical utilization of the landfill. In the event that the current utilization rate changes drastically from historical rates, we would be required to record an adjustment to the accrual.

Landfill closure costs are expensed as a component of the cost of sales. In addition, we have recognized asset retirement obligations associated with these landfills. These asset retirement obligations recognize the current fair value of these obligations in our financial statements. Changes to our asset retirement obligations are recognized as accretion expense in our cost of sales over the anticipated lives of the landfills. See NOTE K–“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS” of Notes to Consolidated Financial Statements.

We currently have some assets classified as available for sale. These assets are recorded at the lower of cost or fair value. Assets held in this category are actively marketed, and our policy is to sell those assets not intended for future use in income producing activities. We review our property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, less disposal costs.

As required by generally accepted accounting principles, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of these items. Our cash flow estimates are based on our best estimate of future, realistic market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of these assets greatly depends upon the realization of certain underlying assumptions, such as future product prices and costs.

During the 2003 fourth quarter, our management, based on our best estimates of future activity, concluded that unfavorable market trends necessitated an evaluation of recoverability of assets at some of our production facilities and of some of our assets held for sale. As required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognized a non-cash charge of $3,940,000 principally for the obsolescence of our Wendover production facility. We further recognized a non-cash impairment charge of $1,965,000 for certain of our assets held for sale. Our management concluded, with the aid of outside appraisers, that future market conditions would not justify the former carrying value of these assets. We have permanently closed our Wendover facility, and we also intend to market and sell our assets held for sale.

Long-lived assets that have been impaired are recorded at their fair values. Impairment charges are not reversible and are recognized as a component of continuing operations.

Goodwill and Other Intangible Assets

Intangible assets are stated at cost, net of amortization. We annually perform an impairment review to estimate the fair value of our reporting units. The valuation entails a discounted cash flow model to determine the fair value of our reporting units, utilizing a discount rate based on a risk-adjusted weighted average cost of capital for each unit. When estimating future cash flows, we use internal projections and budgets. These projections include assumptions about aluminum and zinc prices, as well as natural gas and other operating costs. Due to the inherit volatility of commodity prices, actual results may vary from these projections, and could require an adjustment to be recorded.

In the event that a reporting unit’s valuation was determined to be lower than the net book value of such reporting unit, we would be required to perform a purchase price allocation of the reporting unit’s fair value and liabilities to the estimated fair value of its assets. Any goodwill recorded in excess of the resulting goodwill from the purchase price allocation is deemed impaired.

Credit Risk

The majority of our accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of our customers’ financial condition and, generally, collateral is not required. We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Significant charges in required reserves have been recorded in recent periods and may occur in the future if our evaluation of a client’s ability to pay is incorrect.

Environmental Liabilities

The accounting policy with respect to contingent environmental liabilities is to record our environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Our estimate of these liabilities is based on various assumptions and judgments. We often cannot predict with certainty the total costs, liability with respect to these total costs, or the timing of the ultimate disposition of these matters. Due to these uncertainties, the precision of the estimated liabilities may be subject to significant changes.

Income Taxes

We record deferred income taxes to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability. A valuation allowance is provided to reduce certain deferred tax assets to amounts that, in our estimate, are more likely than not to be realized.

In assessing the need for a valuation allowance, we estimate future taxable income and future tax rates. In the event that our future income is more or less than estimated, our future tax expense could increase or decrease to reflect the change in these estimated valuation allowances.

Market Risk Management Using Financial Instruments

General: Our purpose in using financial instruments is to minimize our exposure to price uncertainty. Metal prices, energy prices and interest rates can be volatile. We use certain financial instruments to reduce our exposure to price volatility; however, these financial instruments do not eliminate our exposure to these risks. It is our policy not to use financial instruments for speculation.

Our deferred gains and losses accumulate on our balance sheet (in Other Comprehensive Income) until the maturity of our respective hedging agreements. Due to the sometimes volatile nature of aluminum, zinc and natural gas prices, it would be impractical to estimate the amount we expect to be realized as earnings or loss on our income statement at any given time, or when these gains or losses will be realized. Actual amounts realized will inevitably differ from our estimates.

Natural Gas: In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in many of our long-term supply contracts with our customers, which limit our exposure to natural gas price risk. At December 31, 2003, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements on approximately 2,910,000 Mmbtus of natural gas, which represents approximately 41% and 13% of our expected 2004 and 2005 fuel needs, respectively. In 2003, 2002 and 2001, natural gas hedging activities increased (decreased) cost of goods sold by the following respective amounts: ($3,401,000), $3,105,000 and $2,173,000 respectively.

Metals: We also enter into futures contracts and a series of put and call option contracts with metal brokers to cover the future selling prices on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky, as well as some of the aluminum generated from the processing of other scrap metal. In addition, we enter into futures contracts with metal brokers to cover the future selling prices of zinc recycled for certain zinc customers under fixed-price contracts. These contracts are accounted for as cash flow hedges, and are settled in the month of the corresponding production and/or shipment, with all gains and losses recognized in revenues. In 2003, 2002 and 2001, our aluminum revenue was lower by $185,000, $421,000 and $923,000, respectively, for settled metal hedging contracts. In 2003, 2002 and 2001, our zinc revenue was lower by $343,000, $2,117,000, and $3,785,000, respectively, due to settled zinc metal hedging contracts.

The counter-parties to the financial hedge agreements and futures contracts discussed above expose us to losses in the event of non-performance; however, our management currently does not anticipate any non-performance by existing counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. Typically, we do not require collateral to support broker transactions.

As discussed above, we enter into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products, and evaluate and document each hedge item when entered into. It is our policy not to speculate in hedging activities.

We use what we believe are reasonable assumptions and where applicable, established valuation techniques in making our estimates.

VAW-IMCO, for much of 2003, had its own hedging program in operation that was functionally independent from ours. Unlike the derivative contracts utilized throughout the rest of our hedging operations, the unrealized gains and losses on VAW-IMCO’s derivative contracts did not qualify for deferred treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” VAW-IMCO, to manage its metal-price risk, hedges forward sales and purchase contracts of aluminum. It is the policy of VAW-IMCO not to speculate in hedging activities. During the period of March 1, 2003 to December 31, 2003, VAW-IMCO had net metal hedging losses of approximately $1,479,000 recognized in our consolidated cost of goods sold.

Interest rates: From time to time we may enter into interest rate swaps with the intention of managing our exposure to interest rate risk on a portion of our long-term borrowings. The differential to be received or paid is accrued, as interest rates change, and recognized currently in the consolidated statement of operations.

Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating interest rates, for defined time periods. Generally, interest rate swaps convert fixed rate interest payments into floating rate, or variable payments, or vice versa. The type of swaps we may use in the future are known as “plain vanilla” or “fixed for floating” swaps.

RESULTS OF OPERATIONS

Fiscal Year 2003 vs. Fiscal Year 2002 vs. Fiscal Year 2001

PRODUCTION. During 2003, we melted 2.96 billion pounds, an increase of 17% from 2.54 billion pounds in 2002. Our amount of material melted in 2002 was roughly equal to that of 2001.

Our amount of tolling metal melted, as a percentage of our total metals’ melted, has declined since 2001. This reflects a shift in our domestic aluminum segment to more buy/sell processing, and also reflects the consolidation of VAW-IMCO into our international aluminum segment.

The following table shows the total pounds processed, the percentage change from the prior period and the percentage tolled for the aluminum and zinc segments (in thousands, except percentages):

	For the Year Ended December 31,			2003 over 2002 % change	2002 over 2001 % change
	2003	2002	2001
Pounds Processed:
Domestic Aluminum	1,938,777	2,144,798	2,212,516	-10%	-3%
International Aluminum	778,810	157,849	126,462	393%	25%
Zinc	238,441	233,372	215,009	2%	9%

Total Pounds Processed	2,956,028	2,536,019	2,553,987	17%	-1%
Percentage Tolled:
Domestic Aluminum	63%	64%	68%
International Aluminum	52%	74%	75%
Zinc	3%	3%	3%
Total Percentage Tolled	55%	59%	63%

DOMESTIC ALUMINUM PRODUCTION. Our domestic aluminum production has declined since 2001. During most of this time, our domestic aluminum segment has been negatively affected by the prolonged low level of U.S. industrial activity. As U.S. manufacturing sector economic conditions improved in late 2003, our operations were also impacted by the scarcity and high cost of suitable scrap materials.

We have sought to reduce our costs in response to these changing market conditions, and have redeployed assets where practicable to maximize their value to us. Within this segment, particularly in the case of our aluminum recycling facilities, our volume of material processed has declined since 2001. Due to these adverse market conditions, we provisionally suspended our Rockwood, Tennessee aluminum recycling facility in 2003, and permanently closed our Wendover, Utah aluminum recycling facility (which had been temporarily closed) in the fourth quarter of 2003. Materials that normally would be processed at these facilities have instead been shipped to our other facilities for processing.

The total volumes processed at our specialty alloy facilities in this segment have increased since 2001. We continue to experience high demand for specialty alloys from the auto manufacturing industry, which is served principally by our specialty alloy plants.

INTERNATIONAL ALUMINUM PRODUCTION. Metal processed at our foreign facilities has increased sharply since 2001, reflecting our recent acquisitions of operations in Monterrey, Mexico, Pindamonhangaba, Brazil, and VAW-IMCO in Germany.

ZINC PRODUCTION. Zinc production has increased modestly since 2001. This increase reflects slightly greater demand from customers for our zinc oxide and zinc dust products. The 2002 addition of our Spokane, Washington facility has also increased production in this segment. As is the case with of our other segments, we have also installed a number of new furnaces in these operations to increase productivity and efficiency.

REVENUES. The following table shows the total revenue for our three operating segments since 2001 and the percentage change from the prior period (in thousands, except percentages):

	For the Year Ended December 31,			2003 over 2002 % change	2002 over 2001 % change
	2003	2002	2001
Revenues:
Domestic Aluminum	$479,585	$505,683	$490,616	-5%	3%
International Aluminum	256,386	23,952	20,629	970%	16%
Zinc	156,044	157,533	178,092	-1%	-12%

Consolidated revenues	$892,015	$687,168	$689,337	30%	0%

Our total consolidated revenue has increased by 30% since 2001. This increase is more than the percentage increase in our metal processed due to our processing more material we own, or buy/sell material, as opposed to tolling material. Sales of our buy/sell material produces higher revenues, but this material also reflects higher costs due to our ownership of the materials. In the case of tolling materials, our customers retain ownership of the material processed, and we charge a tolling fee for our recycling services.

DOMESTIC ALUMINUM REVENUES. From 2001 to 2002, our domestic aluminum revenues increased. This mostly reflected stronger volumes processed at our specialty alloy facilities and, to a lesser degree, increases in our deoxidizer (deox) processing.

For 2002 to 2003, our domestic aluminum revenues decreased compared to 2002. This reflected a decline in volumes processed among our aluminum recycling plants; however, volumes at our specialty alloy facilities, for 2003, were roughly the same as in 2002. Also, our deox processing was lower in 2003 than in 2002.

The principal reasons for this decline include a decrease in the collection and recycling of aluminum beverage cans and the prolonged low level of U.S. industrial activity for most of this time. The closure of customer facilities in the Pacific Northwest has also affected our revenues. Further, the closure of our Wendover facility, for the preceding reasons, also reduced revenue in this segment.

The shift in our business to more buy/sell materials, has supplanted some of these lost revenues, but has also imposed more material costs on us. In general, aluminum prices and scrap costs both moved higher towards the end of 2003. On average, the overall London Metal Exchange (LME) price of aluminum alloy increased by approximately 21% from December 2002 to December 2003.

INTERNATIONAL ALUMINUM REVENUES. Our international aluminum revenues have increased strongly since 2001, reflecting our foreign acquisitions and increased volumes. Most of this growth is due to the acquisition of VAW-IMCO, and, to a lesser degree, reflects our increasing operations in Mexico, as well as our operations in Brazil. With the consolidation of VAW-IMCO, the majority of our revenues in this segment represent product sales of buy/sell materials as opposed to tolling fees. VAW-IMCO’s revenues are closely tied to the European auto industry, since approximately 60% of its annual output is provided to that industry.

ZINC REVENUES. Since 2001, our zinc segment revenues have declined. This mostly reflects lower consolidated revenues from our zinc brokerages since 2001. Revenues from our zinc manufacturing facilities have actually increased, mostly due to increased volumes processed by our zinc recycling facilities. Towards the end of 2003, overall supply and demand conditions for zinc had improved, which was reflected in our revenues during this time.

GROSS PROFITS. Since 2001, our gross profits have increased. Overall, since 2001, our international aluminum and zinc segments have more than offset a decrease in our domestic aluminum segment.

The following table shows the total income for our Company’s segments, and the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profits (in thousands, except percentages):

	For the year ended December 31,			2003 over 2002 % change	2002 over 2001 % change
	2003	2002	2001
Segment Income:
Domestic Aluminum	$12,621	$34,938	$24,061	-64%	45%
International Aluminum	17,310	1,536	5,437	1027%	-72%
Zinc	4,895	3,677	(20)	33%	n/a

Total segment income	$34,826	$40,151	$29,478	-13%	36%

Items not included in gross profits:
Plant selling expense	4,859	4,634	4,944	5%	-6%
Management SG&A expense	13,031	3,926	2,264	232%	73%
Equity in earnings of affiliates	(789)	(2,403)	(3,131)	-67%	-23%
Other income	2,660	164	(231)	1522%	-171%

Gross Profits	$54,587	$46,472	$33,324	17%	39%

DOMESTIC ALUMINUM INCOME. Since 2001, our domestic aluminum segment income, after adjusting for our international aluminum segment, has experienced wide variations. In 2002, we benefited from increased margins for our specialty alloys, and we also had a full year of production from our new Saginaw, Michigan facility. This facility is almost exclusively dedicated to toll processing for the automotive industry. In addition, average aluminum alloy prices were modestly higher in 2002 compared to 2001.

Our fuel costs, principally natural gas, have fluctuated over the last two years. In 2002, we benefited from a reduction in fuel costs. On a per unit basis, after accounting for our natural gas hedging activities, our fuel costs decreased by approximately 15% in 2002 compared to 2001. Our natural gas hedging activities have reduced the impact of changes in natural gas prices, but they do not eliminate the adverse effects of fuel price increases.

Offsetting some of these positive factors in 2002, we were negatively affected by the continued shutdown of primary smelter capacity in the Pacific Northwest. We have reduced operations in that area accordingly, and have redeployed assets where practicable.

In 2003, our operations in this segment were challenged by four unfavorable items. First, our margins for our specialty alloys compressed, as we found it harder to obtain suitable scrap metal as raw materials at favorable prices. At this time, we do not foresee an easing of this problem; however, we are working to expand our sources for scrap metal and to continue to improve our metal recoveries. In addition, selling prices for aluminum products have recently begun to increase.

Second, during 2003 we continued to be affected by the continued shutdown of primary smelter capacity in the Pacific Northwest. This was a significant factor in our decision to permanently close our Wendover, Utah facility. Additionally, certain other assets held for sale in this segment were deemed impaired in the fourth quarter of 2003. The total non-cash charges for these impairments were $5,905,000. See NOTE E—“PROPERTY AND EQUIPMENT” of Notes to Consolidated Financial Statements. Of our total impairment charges $1,965,000 of this amount was included in Other Income in our results of operation. The remaining balance of these charges, $3,940,000, was included in cost of goods sold. All of these charges have been included in domestic aluminum segment income for 2003.

Third, due to reduced demand for our recycling services in the southeast, in 2003 we provisionally suspended operations at our Rockwood, Tennessee facility. In addition, at the end of 2003, we also wrote down the carrying amounts of some of our other assets in this segment. These non-cash charges have also been included in calculating our segment income.

Fourth, contributing to the performance of this segment was the increase in natural gas prices in 2003. On a per unit basis, after accounting for our natural gas hedging activities, our fuel costs increased by approximately 13% for 2003 compared to 2002. Our natural gas hedging activities do not completely eliminate the adverse effects of fuel price increases.

At the end of 2003, we experienced an increase in customer demand among our domestic aluminum recycling facilities.

INTERNATIONAL ALUMINUM INCOME. Since 2001, our international aluminum income has increased. Most recently, the majority of this increase is due to the consolidation of VAW-IMCO. VAW-IMCO has sufficient capacity and operating efficiency to profitably produce significant amounts of the specialty alloys demanded by our customers in the European automotive industry. We anticipate further expansion of VAW-IMCO’s operations in the near term.

In 2002, prior to the consolidation of VAW-IMCO, our income in this segment declined due to the initial operations of our then new facilities in Mexico and Brazil. We have since made operational changes to both of these facilities. Income from our Mexico facility has increased due to our expansion of this operation in 2002 and the installation of our furnace technology, which has increased metal recoveries.

ZINC INCOME. Our zinc segment income has increased since 2001. The overall supply/demand situation for zinc improved in 2003. Our overall margins for our zinc products have steadily improved. Since 2001, we have reduced operations at some of our zinc trading businesses and improved the output of certain of our zinc furnaces.

OTHER EXPENSES AND INCOME ITEMS.

(in thousands, except percentages):

	For the Year Ended December 31,			2003 over 2002 % change	2002 over 2001 % change
	2003	2002	2001
Selling, general and administrative expense	38,242	26,549	22,686	44%	17%
Amortization expense	—	—	4,299	n/a	-100%
Fees on receivables sale	843	1,698	3,372	-50%	-50%
Interest expense	15,806	9,727	11,038	62%	-12%
Other (income) expense net	(4,017)	(367)	(301)	n/a	22%
Equity in net (earnings) loss of affiliates	(789)	(2,403)	(3,131)	-67%	-23%

SG&A EXPENSE. Selling, general and administrative expense has increased since 2001. In 2002 this increase was primarily due to higher employee costs. In 2003, these costs increased largely as a result of the consolidation of VAW-IMCO and higher professional fees. Professional fees were approximately 67% higher in 2003 than in 2002.

AMORTIZATION EXPENSE. During 2002, we had no charge from amortization of goodwill compared to a $4,299,000 amortization charge incurred in 2001. The discontinuation of this expense resulted from our adoption of SFAS No. 142 in 2002. See “Earnings Before Cumulative Effect of Accounting Change” below.

FEES ON RECEIVABLES SALES. Since 2001, our fees on receivable sales have decreased, mainly due to lower prevailing interest rates throughout this period and lower volumes of receivables sold. During the refinancing of our indebtedness that was concluded in the fourth quarter of 2003, our former receivable sales facility was terminated.

The financial condition and results of operations of our special purpose receivables subsidiary are included in our consolidated financial statements. See NOTE C—“SALE OF RECEIVABLES” of Notes to Consolidated Financial Statements.

INTEREST EXPENSE. In 2003, interest expense was higher mostly due to the October refinancing of substantially all of our debt. Our existing credit facilities were scheduled to expire by their own terms at the end of 2003. The effective annual interest rate on our former revolving credit facility was approximately 7.7%. In connection with the October 2003 refinancing of substantially all of our debt, we replaced the former revolving credit facility with a new senior secured revolving credit facility and an issuance of senior secured notes. The annual interest rate on the notes is 10.375%. Additionally, as part of this refinancing, we were required to use some of the proceeds from the new senior secured revolving credit facility and the 10.375% notes to repurchase our previously sold receivables.

Interest expense in 2002 decreased compared to 2001. Additional debt and interest expense resulting from the Brazilian plant acquisition were offset in 2002 by a decrease in overall debt due to changes in management of working capital and lower prevailing interest rates.

We are currently exploring the use of financial instruments—principally interest rate swaps—to effectively reduce some of our fixed-rate obligations. No assurances can be given, however, that we will be successful in the establishment of these financial instruments, nor can any assurance be given of their effects on our net income going forward.

OTHER INCOME. Our other income in 2003 increased significantly compared to 2002. A portion of this increase was due to our net gain on the refinancing of our debt and the payment of the VAW-IMCO redemption liability during the fourth quarter of 2003 of $4,679,000. See NOTE G—“LONG TERM DEBT” of Notes to Consolidated Financial Statements. Offsetting this gain were our non-cash impairment charges of $1,965,000 relating to certain assets held for sale in our domestic aluminum segment, which was reflected within the calculation of the segment income for that segment. See NOTE E—“PROPERTY AND EQUIPMENT” of Notes to Consolidated Financial Statements.

For the fourth quarter of 2003, an unrealized foreign currency gain of $1,880,000 was recorded related to certain intercompany notes with foreign subsidiaries. The primary reason for this gain was the increase in the value of the Euro against the U.S. dollar in the fourth quarter of 2003. See NOTE R—“OTHER COMPREHENSIVE EARNINGS (LOSS)” of Notes to Consolidated Financial Statements.

EQUITY IN EARNINGS. Our equity in earnings decreased in 2003, mostly due to the consolidation of VAW-IMCO as of March 1, 2003. Prior to consolidation, the results of operations of VAW-IMCO were reported under the equity method of accounting. Under this method, we recorded our 50% share of the net income from VAW-IMCO as our equity in earnings.

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Earnings before cumulative effect of accounting change decreased in 2003 compared to 2002. This decrease was the result of weakness in our domestic aluminum segment, and increases in our selling, general and administrative costs and interest costs, as discussed above.

In 2002, our earnings before the cumulative effect of accounting change increased compared to a loss in 2001. The increase was primarily the result of increased profit margins as discussed above, as well as the elimination of goodwill amortization under SFAS No. 142. See NOTE P—“GOODWILL” of Notes to Consolidated Financial Statements.

INCOME TAXES. We recorded an overall consolidated net tax benefit for 2003. See NOTE F—“INCOME TAXES” of Notes to Consolidated Financial Statements. This reflected the results of operations which included the tax effects of the write-downs and impairments discussed above. Further, no tax was recorded for the non-cash gain we realized on extinguishment of the VAW-IMCO redemption liability.

In 2002, our effective tax rate, excluding the impact of equity income related to VAW-IMCO, increased to 38% in 2002 from a benefit of 31% in 2001. The primary reason for the difference is due to the amount of our domestic U.S. net loss recorded during 2001 compared to the level of expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

We have historically financed our operations and capital expenditures from internally generated cash and available credit facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances. We believe that our cash on hand and our anticipated internally generated funds will be sufficient to fund our operational needs for at least the next twelve months.

Cash Flows from Operations. Cash flows from our operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in our working capital. Operations used $8,252,000 of cash during 2003 compared to $38,443,000 of cash provided from operations during 2002. Changes in operating assets and liabilities, principally the repurchase of our previously sold receivables in conjunction with our debt refinancing in October 2003, accounted for the majority of this difference. Changes in operating assets and liabilities resulted in a net use of cash of $42,559,000 for the year ended December 31, 2003, compared to net cash inflows from changes in operating assets and liabilities of $6,203,000 for the same period in 2002.

During the year ended December 31, 2003, changes in the amount of our receivables outstanding represented a cash source, providing $11,313,000 of cash. However, during that period, the repurchase of receivables eligible for sale under our former receivables sale facility represented a use of cash of approximately $61,300,000. Increases in our accounts payable and accrued liabilities functioned as a cash source of $19,341,000 during 2003. Increases in our inventories used $12,639,000 in cash in 2003, and changes in our other current assets provided $726,000 in cash during 2003.

During the year ended December 31, 2002, changes in accounts receivable represented a $2,118,000 source of cash. Also, during this same time period in 2002, increases in accounts payable and accrued liabilities functioned as a source of cash for us, providing $14,989,000. During 2002, changes in the amount of receivables sold under our former receivable sales facility represented a use of cash of $4,000,000. Increases in inventory and other current assets represented a use of cash of $3,514,000 and $3,390,000, respectively. Net income before the effect of accounting change was $4,971,000 for 2003, compared to $6,864,000 for the comparable 2002 period.

One of our key internal performance indicators is the number of our days sales outstanding. This calculation excludes our amounts from our former receivables sale facility. Over the past two years we have managed our receivables to reduce the number of days sales outstanding, effectively strengthening our cash receipts from customers. The following table shows the improvement in days sales outstanding:

	As of December 31,
	2003	2002	2001
Days Sales Outstanding	46	50	54

Our use of cash for inventories occurred mostly among our domestic facilities. Given the escalation of base metal prices at the end of 2003, we purchased more materials at year-end as we entered 2004. In view of the fact that supplies of suitable scrap and processing materials tightened in 2003, we increased our inventories of certain materials. This has affected both our domestic aluminum and zinc segments. Our domestic aluminum and international aluminum operations are more product sales oriented than in previous years. As discussed above, this requires us to purchase more inventories for our operations.

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure strategy. Our capital expenditures principally relate to property, plant and equipment. During the year ended December 31, 2003, net cash used by investing activities was $30,068,000, compared to a use of cash of $16,344,000 for the same period in 2002. The difference between these two periods was primarily due to the acquisition of the remaining 50% of VAW-IMCO, as discussed above, and an increase in restricted cash. As of December 31, 2003, VAW-IMCO had $28,156,000 in cash. Our total payments for property, plant and equipment in 2003 increased to $20,807,000 compared to $19,313,000 spent in 2002. Our overall capital expenditures for property, plant and equipment in the U.S. and at our international locations in 2004 are expected to approximate $25,000,000.

The majority of this sum is planned to be used for expansion of certain specialty alloying facilities, the expansion of the Morgantown landfill and other maintenance capital items.

These capital expenditures are expected to be funded by cash flows generated from continuing operations, and proceeds to us from the repayment in full by VAW-IMCO in February 2004 of a $24,002,000 loan made by us to VAW-IMCO in connection with our October 2003 debt refinancing. See “—CREDIT FACILITIES AND REFINANCING.”

We have $24,846,000 in restricted cash. In October 2003, as part of the refinancing of virtually all of our outstanding debt, we transferred funds we received from the refinancing to VAW-IMCO to prepay the redemption liability for its shares owned by our former joint venture partner, and to pay off its then existing debt.

A portion of the funds advanced to VAW-IMCO was in the form of an intercompany loan, evidenced by a promissory note from VAW-IMCO in the original principal amount of $24,002,000. As required under the terms of the indenture for the senior secured notes, we pledged the intercompany note as part of the security for the repayment of the senior secured notes. In February 2004, VAW-IMCO paid all of the outstanding indebtedness under this intercompany note, resulting in a transfer by VAW-IMCO of $24,002,000 plus accrued interest to a collateral account held by the trustee under the indenture for the benefit of holders of the senior secured notes. Thus, these funds in the collateral account and interest earned on these funds are restricted.

As permitted under the indenture, subject to certain limitations, we will be able to use these funds in the collateral account for certain property and equipment expenditures until January 2005. The property and equipment that are the subject of these expenditures will also become collateral security for the senior secured notes. See NOTE G – “LONG-TERM DEBT” of Notes to Consolidated Financial Statements. We currently anticipate that we will use all of the funds from the collateral account for these purposes in 2004. However, to the extent that more than $5,000,000 in unused funds remain in the collateral account after January 2005, we are required to make an offer to repurchase outstanding senior unsecured notes up to the extent of the amount of the unused funds. If the amount of notes tendered to us in response to this offer is less than the amount of the unused funds, then we may use the excess funds for our general corporate purposes, free of liens under the indenture but subject to its other terms and conditions.

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash provided by financing activities was $45,557,000 for the year ended December 31, 2003, compared to a use of cash of $18,381,000 for 2002. In 2003 we refinanced almost all of our long term foreign and domestic debt obligations. The payments and proceeds through these transactions reflected these changes. As a result of our new financing arrangements, our interest expense is expected to increase. At this time, we estimate that our interest expense for 2004 will increase by approximately $7,000,000 over our reported amounts for 2003.

In 2002 we reduced the amount of borrowings outstanding under our financing arrangements through more aggressive use of our working capital as discussed above. As of December 31, 2003, we had $32,991,000 in indebtedness outstanding under our senior credit facility. In addition, standby letters of credit with several banks were outstanding under this facility, totaling $7,873,000. See NOTE G — “LONG-TERM DEBT” of Notes to Consolidated Financial Statements.

EBITDA. We report our financial results in accordance with generally accepted accounting principles (GAAP). However, our management believes that certain non-GAAP performance measures, which our management uses in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-GAAP financial measure that we believe provides investors and other users of our financial information with useful information.

EBITDA represents net earnings (loss), before interest expense, provision for (benefit from) income taxes, depreciation and amortization and cumulative effect of accounting change, net of tax benefit. EBITDA is a non-GAAP financial measure which is presented because we believe that it is a useful indicator of our ability to incur and service debt. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our new senior credit facility and our new senior secured notes. EBITDA should not be construed as an alternative to net earnings (loss) as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). EBITDA may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under our indenture for our new secured notes and the loan agreement for our new senior credit facility.

Our reconciliation of EBITDA to net earnings (loss) and net cash from operating activities is as follows (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
EBITDA reconciliation:
EBITDA	$53,375	$44,080	$34,202
Interest expense	15,806	9,727	9,970
Provision for (benefit from) income taxes	(1,029)	3,843	(2,243)
Depreciation and amortization	33,627	23,646	29,197
Cumulative effect of accounting change, net of tax benefit	—	58,730	—

Net earnings (loss)	$4,971	$(51,866)	$(2,722)

Cumulative effect of accounting change, net of tax benefit	—	58,730	—
Depreciation and amortization	33,627	23,646	29,197
Provision for deferred income taxes	(3,851)	(962)	2,106
Equity in earnings of affiliates	(789)	(2,403)	(3,131)
Other non-cash charges, including gain on extinguishment of debt	349	5,095	3,390

Net change in working capital:
Accounts receivable	11,313	2,118	19,024
Receivables sold	(61,300)	(4,000)	(24,700)
Inventory	(12,639)	(3,514)	18,367
Other current assets	726	(3,390)	2,869
Accounts payable	19,341	14,989	(23,397)

Net changes in working capital	(42,559)	6,203	(7,837)

Net cash from operating activities	$(8,252)	$38,443	$21,003

Foreign Exchange Rates. During the year ended 2003, the overall weakening of the U.S. Dollar against foreign currencies resulted in an unrealized foreign currency translation gain that increased our equity. Foreign currency translation adjustments are the result of the process of translating a foreign entity’s financial statements from the entity’s functional currency to U.S. Dollars. Foreign currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the foreign entities.

	Year ended December 31, (Amounts in thousands)
	2003	2002	2001
Foreign currency translation adjustments unrealized gain/(loss)	$3,587	$(5,384)	$176

During the year ended 2003, the currency most responsible for this unrealized foreign currency translation gain was the Euro. During 2003, the Euro increased in value against the U.S. Dollar by approximately 20%. During 2002, the currency most responsible for our unrealized translation loss was the Brazilian Real. During the last half of 2002, the Brazilian Real lost approximately 25% of its value against the U.S. Dollar.

The gains and losses on translation adjustments for the year ended December 31, 2001 were immaterial.

The Euro is the functional currency of our VAW-IMCO facilities. The British Pound is the functional currency of our Wales facility. The Brazilian Real is the functional currency of our Brazil facility, and the Mexican Peso is the functional currency of our Mexican facility.

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders equity, as a component of other comprehensive income (loss).

CREDIT FACILITIES AND REFINANCING

2003 Refinancing

Following the end of our third quarter of 2003, we completed our previously announced refinancing of substantially all of our indebtedness.

On October 6, 2003, we issued $210,000,000 aggregate principal amount of our 10 3/8% senior secured notes due 2010. At the same time, we and substantially all of our wholly-owned domestic subsidiaries entered into a new $120,000,000 senior secured revolving credit facility. Proceeds from the sale of the new secured notes and initial borrowings under the new senior credit facility were principally applied for the following purposes:

•	to repay approximately $122,600,000 of debt outstanding under our former senior credit facility,

•	to repay approximately $7,541,000 of bank debt outstanding owed by our Brazilian subsidiary, and

•	to repurchase $46,300,000 of trade receivables we had previously sold under our receivables sale facility, which we then terminated.

Additionally, approximately $51,400,000 in proceeds were applied to outstanding loans and obligations owed by VAW-IMCO, our German subsidiary, to commercial banks and to Hydro, our former joint venture partner, with regards to VAW-IMCO’s redemption liability. Other proceeds were applied toward payment of a portion of the fees and expenses in connection with this refinancing.

Of the approximately $51,400,000 referred to above, we deposited $27,376,000 into the Collateral Account to pay substantially all amounts owing under the VAW-IMCO redemption liability. We caused VAW-IMCO to pay the redemption liability in full in the fourth quarter of 2003. As permitted by the terms of our indenture, we paid to Hydro approximately 23,750,000 Euros (approximately U.S. $28,300,000) in payment of the share redemption liability and the purchase of an aluminum recycling furnace and related assets and real estate located on, and adjacent to a VAW-IMCO facility.

Prior to the completion of our refinancing, we had in place a receivables sale facility and a senior secured revolving credit facility. Under our receivables sale facility we and certain of our originating subsidiaries had agreed to sell, from time to time, our interest in certain trade accounts receivable and other related assets to a wholly-owned subsidiary of ours, which in turn sold an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. We repurchased $46,300,000 in receivables outstanding under the receivables sale facility and terminated the receivables sale facility in connection with our refinancing in October 2003; it had been scheduled to expire in November 2003.

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

Terms of the New Secured Notes

The new secured notes bear interest at the rate of 10 3/8% per year. Interest on the new secured notes is payable on April 15 and October 15 of each year, commencing on April 15, 2004. The new secured notes mature on October 15, 2010.

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

In addition, at any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the new secured notes with the proceeds of one or more equity offerings of our common shares, at a redemption price of 110.375% of the principal amount of the new secured notes, together with accrued and unpaid interest, if any, to the date of redemption. Upon certain “changes in control”

involving our company, each holder of the new secured notes will have the right to require us to repurchase the new secured notes at a purchase price in cash equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The new secured notes are our senior obligations and are guaranteed on a senior basis by all of our existing wholly-owned domestic subsidiaries that are co-borrowers under our new senior credit facility and any future restricted domestic subsidiaries. The new secured notes are not guaranteed by any of our current or future foreign subsidiaries. The new secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants and in an intercompany note issued to us by VAW-IMCO. The liens securing the new secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the debt under our new senior credit facility) or to any of our foreign real or personal property.

Forming part of the security for the new senior secured notes was an intercompany note issued by VAW-IMCO to us in October 2003. In February 2004, VAW-IMCO paid us 20,000,000 Euros, paying in full its indebtedness owed to IMCO under the intercompany note, which we pledged to be part of the collateral security for the senior secured notes. The funds paid were deposited in a collateral account held by the trustee under the indenture governing the notes, which permits us for a one-year period to use these funds for acquisitions and construction of assets and properties to be used in substantially all of our domestic business. Any such assets and properties (or other assets and properties) will be added to and form a part of the collateral security for the notes.

Giving effect to the intended use of these funds in the collateral account for additional property and equipment, and to the intercompany note principal payment of $24,002,000 in early February 2004, the amount of cash that VAW-IMCO used to pay this note, plus interest, has been reclassified as restricted cash on our balance sheet as of December 31, 2003.

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

The new senior secured notes were issued at 99.383% of par, resulting in proceeds of $208,704,000 before debt issuance costs. The effective interest rate on the new secured notes was 10.5% after giving effect to the sales price discount at the date of issue.

Terms of the New Senior Credit Facility

Our new senior secured revolving credit facility replaced our former senior secured revolving credit facility and our former receivables sale facility. On October 6, 2003, we and substantially all of our domestic subsidiaries borrowed $27,959,000 under this new senior credit facility for the purposes described above. The actual amount available for borrowing under this facility is subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of December 31, 2003, we estimate that our borrowing base would have supported additional borrowings of $36,572,000 after giving effect to outstanding borrowings of $32,991,000 and outstanding letters of credit of $7,873,000. As of December 31, 2003, our total borrowing base was approximately $77,436,000.

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

Interest on outstanding indebtedness under the new senior credit facility is payable, at our option, at rates per annum equal to: (1) the greater of (x) a base rate equal to PNC Bank, National Association’s base commercial lending rate and (y) a federal funds rate, in each case plus an applicable margin spread; or (2) a Eurodollar rate plus an applicable margin spread. Commitment fees based on facility usage will be due quarterly. The applicable margin spread and the per annum percentage used to calculate the unused commitment fee are determined by reference to a pricing schedule, which is based on the undrawn availability under this facility. The applicable margin ranges (a) for base rate and federal funds rate loans, from 75 to 150 basis points, and (b) for Eurodollar loans, from 225 to 300 basis points, depending upon the undrawn availability under the facility. Loans may be prepaid at any time without premium or penalty, other than costs associated with prepayments of Eurodollar advances.

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

As of December 31, 2003 we were in compliance with all applicable debt covenants.

Other Indebtedness

VAW-IMCO currently has a 12,500,000 Euro (approximately U.S. $15,700,000) revolving line of credit and a 2,500,000 Euro (approximately U.S. $3,100,000) revolving line of credit in place for its working capital purposes. Both of these facilities are scheduled to expire in 2004, but we expect to renew them on similar terms and conditions. As of December 31, 2003, there were no borrowings outstanding under these lines of credit. These loans impose covenants on VAW-IMCO, including financial covenants to maintain minimum net equity, and to satisfy net equity and interest coverage ratios.

As of December 31, 2003, we had $14,405,000 in industrial revenue bond indebtedness outstanding, net of sales price discount. These bonds were issued in three series in 1996, 1997 and 1998 to acquire, construct and install solid waste (landfill) facilities and a salt cake processing plant adjacent to our Morgantown, Kentucky plant. The interest rates on these bonds range from 6.0% to 7.65% per annum. The industrial revenue bonds mature in 2016, 2022 and 2023.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table shows our significant contractual cash obligations as of December 31, 2003 (in thousands):

	Cash Payments Due by Period (thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (does not include interest)	$256,193	$26	$20	$32,991	$223,156
Operating lease obligations	5,777	3,459	2,081	237	—
Purchase obligations	184,798	125,743	59,055	—	—
Other long-term liabilities reflected on our balance sheet	20,516	—	—	762	19,754

Total	$467,284	$129,228	$61,156	$33,990	$242,910

For further information on long-term debt obligations, see NOTE G—“LONG-TERM DEBT” and NOTE C—“SALE OF RECEIVABLES” of Notes to Consolidated Financial Statements. Operating lease obligations are payment obligations under leases classified as operating. Most leases are for a period of less than 1 year, but many extend for up to 5 years, and are primarily for items used in our manufacturing processes. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using metals prices as of December 31, 2003. Other long-term liabilities represent principally accruals for landfill closure costs and pension obligations.

ENVIRONMENTAL

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this Form 10-K. See ITEM 1- “BUSINESS – ENVIRONMENTAL MATTERS” and ITEM 3 - “LEGAL PROCEEDINGS.”

From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. However, we believe that any such non-compliance with such environmental laws would not have a material adverse effect on our financial position or results of operations. See NOTE L -“COMMITMENTS AND CONTINGENCIES” of Notes to Consolidated Financial Statements.

RISK FACTORS

The occurrence of any of the events described in the risk factors below could materially and adversely affect our financial condition and results of operations.

IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to increase capacity utilization of our aluminum and zinc recycling plants, continue to pursue a disciplined growth strategy, leverage existing customer relationships to drive international expansion, capitalize on the increasing use of aluminum in the transportation market, increase productivity and reduce costs, minimize commodity price risks and maintain environmental efficiencies.

Furthermore, we cannot assure you that we will be successful in our growth efforts or that we will be able to effectively manage expanded or acquired operations. Our ability to achieve our expansion and acquisition objectives and to effectively manage our growth depends on a number of factors, including:

•	our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

•	our ability to integrate new businesses into our operations; and

•	the availability of capital on acceptable terms.

We are regularly in the process of evaluating and may, from time to time in the future, evaluate the acquisition of assets or operations that complement our existing businesses. We cannot estimate what impact, if any, our acquisition of these assets or operations may have on our business or our business strategy.

Our business strategy may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. We cannot assure you that we will be permitted under the terms of our new senior credit facility or the notes to obtain such financing.

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal developments, general economic conditions or increased operating costs. Any failure to successfully implement our business strategy could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

THE CYCLICAL NATURE OF THE METALS RECYCLING INDUSTRY AND OF OUR CUSTOMERS’ INDUSTRIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING FLEXIBILITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The metals industry in general is highly cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. Historically, in periods of recession or periods of minimal economic growth, the operations of metals companies have been adversely affected. We are particularly sensitive to trends in cyclical industries such as the automotive and construction industries. Automotive sales and production are seasonal and highly cyclical and depend on general economic conditions and other factors. For example, during recessions or periods of low growth, the automobile and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum, zinc and steel. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume; accordingly, reduced demand and pricing pressures will adversely affect our financial condition and results of operations.

During recent periods, a number of our domestic aluminum processing facilities have been operating at reduced rates of plant utilization. During the second half of 2003, we provisionally suspended operations at our Rockwood, Tennessee aluminum processing facility and permanently closed our Wendover, Utah plant due to reduced demand for aluminum recycling services there. Economic downturns in the national and international economies or events having an adverse effect on the aluminum and zinc recycling industries in general, or on our markets in particular, could have a material adverse effect on our financial condition and results of operations.

ASSETS AND OPERATIONS THAT WE ACQUIRE MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DIVERT MANAGEMENT ATTENTION.

A key component of our current business strategy is to selectively seek assets and operations that complement our existing businesses. There can be no assurance that we will be successful in locating or entering into any strategic alliances or acquisitions, or that any completed transaction will achieve the expected benefits. In addition, any such transaction may result in unexpected costs, expenses and liabilities.

Our ability to achieve our expansion and acquisition objectives will also depend on the availability of capital on acceptable terms. The combined businesses resulting from any acquisition may not be able to generate sufficient operating cash flows in order for us to obtain additional financing or fund our business and expansion strategy.

Acquisitions expose us to:

•	increased costs associated with the acquisition and operation of the new businesses and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites and personnel;

•	the possible loss of key employees;

•	risks that any operations or technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	the potential inability to generate sufficient revenues to offset associated acquisition costs;

•	the increased need to maintain uniform standards, controls, and procedures; and

•	the potential impairment of relationships with employees and customers as a result of integration of new personnel.

The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified potential acquisitions. Integration of acquired businesses require significant efforts from each entity, including coordinating existing business plans and operational procedures. If we are unable to successfully integrate the operations of acquired businesses, our future results will be negatively impacted.

Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of additional debt and additional expenses associated with the amortization of acquired intangible assets or potential businesses. There is no assurance that any future acquisitions will generate additional income or cash flows, or provide any benefit to our existing or future businesses.

WE MAY ENCOUNTER INCREASES IN THE COST OF RAW MATERIALS AND ENERGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We require substantial amounts of raw materials and energy in our business, consisting principally of aluminum and zinc scrap and natural gas. Any substantial increases in their costs could adversely affect our financial condition and results of operations.

Metallics (aluminum and zinc scrap and dross) represent the largest component of our cost of sales. The availability and price of scrap depend on a number of factors outside our control, including general economic conditions, foreign demand for metallics and internal recycling activities by primary aluminum producers. Increased domestic and worldwide demand for aluminum and zinc scrap have had and will continue to have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We often cannot adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the market value of the primary metals, our financial condition and results of operations would be adversely affected.

Natural gas costs represent the third largest component of our cost of sales (after labor costs). The price of natural gas can be particularly volatile. For instance, in the third quarter of 2003, NYMEX natural gas prices declined slightly after increasing by approximately 50% in the first quarter of 2003. We purchase the majority of our natural gas on a spot-market basis.

As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. If natural gas prices remain at current levels or increase further, our financial condition and results of operations may be adversely affected.

Increased energy prices may also adversely affect our customers, which in turn affects demand for our services. For example, since 2001 we have experienced a sharp reduction in demand for our recycling services in the Pacific Northwest, because many domestic smelters located in that region have been forced to suspend or terminate their operations due to high energy costs.

DECREASED OUTSOURCING OF ALUMINUM RECYCLING BY THE PRIMARY ALUMINUM PRODUCERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The primary aluminum producers, some of which are our largest customers, have generally elected in recent years to outsource the processing of their scrap and dross under tolling arrangements and focus their resources on other aspects of aluminum production. However, these producers are capable of processing their own scrap and dross and vary the amount of their internal recycling depending upon furnace availability, inventory levels, the price of aluminum, their own internal demand for metal and other factors. In particular, the primary producers have historically decreased their outsourcing in times of lower overall demand for aluminum. In addition, in some instances some of these producers have expanded their aluminum recycling capacity. Decreased outsourcing or increases in internal recycling capacity by primary producers could reduce demand for our recycling services and have a material adverse effect on our financial condition and results of operations. For instance, we have recently experienced decreased utilization rates at some of our operations and have provisionally suspended some of our operations due to increased internal recycling by a primary producer of aluminum.

A DOWNTURN IN PRODUCTION IN THE AUTOMOTIVE OR LIGHT TRUCK MARKETS IN THE U.S. AND EUROPE, OR A DECREASE IN THE USE OF ALUMINUM IN THOSE MARKETS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The majority of our specialty alloys business serves the automotive and light truck markets. The volume of automotive and light truck production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, giving rise to fluctuations in demand for aluminum. Several automotive and light truck manufacturers extended their seasonal shutdowns at certain of their manufacturing facilities and reduced their production levels, and some announced during the second half of 2003 that they intended to continue operating at reduced production levels, which affected our business. In addition, automotive and light truck production and sales can be affected by labor relations, regulatory requirements and trade agreements. Reductions in the rate of automobile or light truck production in the markets we serve, or in the level of aluminum used in automobile or light truck production, could have a material adverse effect on our financial condition and results of operations. Additionally, plant shutdowns, strikes and work stoppages at our automotive or light truck customers’ facilities may adversely affect our business.

CONTINUING DECREASES IN THE U.S. ALUMINUM CAN RECYCLING RATE AND A LACK OF GROWTH IN U.S. ALUMINUM CAN PRODUCTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

U.S. aluminum can recycling rates have decreased from approximately 62% in 1995 to approximately 54% in 2002. Continuing deterioration in the U.S. aluminum can recycling rate and a lack of growth in aluminum can production has slowed demand in recent years for our aluminum recycling services, which in turn has contributed to a decline in our percentage of tolling activities relative to our total volumes processed. If this trend continues, our capacity utilization will continue to decline and we will become increasingly exposed to asset write-downs and similar impairment charges. If capacity utilization is permanently impaired, we may be required to write down the net book value of some of our fixed assets. Furthermore, since much of our aluminum can recycling business is tolling business, a continued decline in the U.S. aluminum can recycling rate will have the effect of increasing our exposure to aluminum price fluctuations and our working capital requirements that will be required for our increased levels of product sales.

IF WE LOST ORDER VOLUMES FROM ANY OF OUR LARGEST CUSTOMERS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our business is exposed to risks related to customer concentration. In 2003, our 10 largest customers were responsible for 36% of our net revenues. General Motors was our largest customer in 2002, accounting for 11% of our consolidated revenues. A loss of order volumes from, or a loss of market share by, any major customer could materially and adversely affect our financial condition and results of operations. In addition, our increased emphasis on dedicated facilities and dedicated arrangements with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business with one or more of our facilities, could have a material adverse effect on our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years, which has adversely affected our financial condition and results of operations.

PRIMARY METALS PRICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We purchase aluminum and zinc scrap and dross from our customers and on the open market for processing as part of our product sales business. We then sell recycled aluminum and zinc products to our customers based on a price which generally fluctuates with the market price of the primary metal. Accordingly, changes in the market price of primary aluminum and zinc impact the selling prices of our products. In particular, depressed prices adversely affect our business, particularly our zinc business, given our relatively high fixed costs and market differences between the price of scrap and the selling price of our products.

The market prices of aluminum and zinc are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	U.S. and world economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental and conservation regulations;

•	seasonal factors and weather;

•	import and export restrictions; and

•	other factors.

In recent years, aluminum and zinc prices have remained depressed longer than expected relative to historical levels, which has adversely affected our results of operations. If the prices of aluminum and zinc do not improve, our financial condition and results of operations could be adversely affected.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MARKETS WE SERVE, WHICH COULD REDUCE OUR MARKET SHARE AND HAVE A MATERIAL ADVERSE EFFECT ON OUR SELLING PRICES AND SALES VOLUMES.

The aluminum and zinc markets are highly competitive. The global aluminum recycling market is highly fragmented and characterized by smaller, regional operators. The principal factors of competition in our aluminum business include price, metal recovery rates, proximity to customers, molten metal delivery capability, environmental and safety regulatory compliance and types of services offered. The U.S. zinc recycling market is concentrated among a small number of competitors. The principal factors of competition in our zinc business are price, customer service and high product quality. We may not be able to compete successfully with respect to any of the foregoing factors.

Additional competition could result in lost market share or reduced prices, either of which could have a material adverse effect on our financial condition and results of operations. In addition, because we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift to other suppliers quickly.

A GROWING PORTION OF OUR SALES HAS BEEN DERIVED FROM OUR INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO CERTAIN RISKS INHERENT IN DOING BUSINESS ABROAD.

We currently have operations in countries outside the United States and in emerging markets, including Mexico and Brazil, and we plan to continue to expand our international operations. Our foreign operations are generally subject to risks, including:

•	changes in U.S. and foreign governmental regulations, trade restrictions and laws, including tax laws and regulations;

•	foreign currency exchange rate fluctuations;

•	tariffs and other trade barriers;

•	the potential for nationalization of enterprises;

•	interest rate fluctuations;

•	inflation;

•	currency restrictions and limitations on repatriation of profits;

•	divergent environmental laws and regulations; and

•	political, economic and social instability.

The occurrence of any of these events could have a material adverse effect on our financial condition and results of operations.

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our German and Brazilian operations were positively impacted during 2003 due to the strengthening of the Euro and Brazilian Real against the U.S. dollar. We have not generally sought to mitigate this translation effect through the use of derivative financial instruments.

THE COST OF COMPLIANCE WITH AND LIABILITIES UNDER ENVIRONMENTAL, HEALTH AND SAFETY LAWS COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our operations are subject to numerous federal, state, local and foreign environmental requirements, which govern, among other things, the discharge of hazardous materials into the air and water, the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Compliance with environmental requirements is a major aspect of our operations. At present, the majority of our environmental compliance expenditures are directed toward controlling air emissions from all of our operations and managing and disposing of salt cake from our aluminum recycling. Changes in environmental requirements could materially increase our costs. For example, if salt cake were to become classified as a hazardous waste in the United States, our costs to manage and dispose of it would increase. Our operations also require environmental permits and approvals from governmental authorities, and any of these permits and approvals are subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with these permits and approvals, or with other environmental requirements, may subject us to civil or criminal enforcement proceedings that can lead to fines and penalties against us, orders requiring us to take certain actions, and temporary or permanent shutdown of our affected operations. We have implemented practices and procedures at our operating facilities that are intended to promote compliance with environmental laws and regulations. However, we cannot assure you that we are at all times in compliance with all environmental requirements.

Because we generate waste materials in our operations, and because we and businesses and operations we have acquired have done so in the past (in some cases for many years), we may be subject to material liability arising out of conditions caused by these materials. Such liability can include the cost of investigating and cleaning up these materials, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property, and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose joint and several liability for some of these types of damages, meaning that a person can be held liable for all damages even though others were also involved in causing them. Certain environmental laws also impose liability for some of these types of damages regardless of whether the person causing the damages did so through any unlawful conduct or other fault. We do not carry environmental impairment liability insurance because we consider that insurance to be expensive relative to the coverage provided.

We are also subject to various federal, state, local and foreign requirements concerning safety and health conditions in our manufacturing facilities. Those requirements may also subject us to material financial penalties or liabilities for non-compliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those requirements. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

We spend substantial capital and operating sums on an ongoing basis to comply with environmental requirements. In addition, we are currently involved in certain investigations and actions in connection with environmental compliance and prior disposals of solid waste, including a claim related to a site in Illinois for which the Illinois Environmental Protection Agency has asserted that two of our zinc subsidiaries, which sent zinc oxide in the past to the site for processing and resale, are among the entities potentially responsible for the site-cleanup. Estimating future environmental compliance and remediation costs and other environmental liabilities is imprecise due to the continuing evolution of environmental requirements and uncertainties about their application to our operations, the availability and applicability of technology and the allocation of costs among responsible parties. New environmental requirements, enforcement policies or legal proceedings, an environmental incident at one of our properties or operations, or the discovery of an additional environmental condition or new information about existing conditions, could all have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL INVESTMENTS, MAINTENANCE EXPENDITURES AND CONTRACTUAL COMMITMENTS THAT WE MAY BE UNABLE TO FULFILL.

Our operations are capital intensive. Our total capital expenditures were $20,807,000 and $19,313,000 for 2003 and 2002, respectively. We expect to spend approximately $25,000,000 on capital expenditures during 2004. Our business also requires substantial expenditures for routine maintenance and non-capital environmental expenditures.

As of December 31, 2003, in addition to our debt obligations, we had contractual obligations of approximately $211,091,000 payable over time as described under ITEM 7—“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTRACTUAL OBLIGATIONS.” As of December 31, 2003, we had contingent obligations outstanding consisting of indemnity obligations under surety bonds and letters of credit being used for financial assurance purposes, totaling approximately $7,873,000. Additionally, domestic and foreign environmental requirements may impose liability for costs of investigation and clean-up, regardless of fault or the legality of the original disposal. Clean-up costs could be substantial and could have a material adverse effect on our financial condition and results of operations.

Our business may not generate sufficient operating cash flow and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our financial condition and results of operations could be materially and adversely affected.

WE MAY HAVE TO TAKE FURTHER CHARGES TO EARNINGS IF OUR GOODWILL OR ASSET VALUES ARE IMPAIRED.

We are required to test our goodwill for impairment at least annually. The difference between the book value of an asset and its market value may indicate that an impairment exists.

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities and one zinc recycling facility, provisionally suspended operations at another aluminum recycling facility and reduced the number of furnaces we operate at other domestic facilities. Continued under-utilization at our domestic aluminum facilities could result in write-downs and impairment charges. In addition, the carrying value of certain of our properties and assets held for sale could be reduced in the future to their estimated fair values less costs to sell, resulting in additional asset impairment charges at that time.

WE DO NOT HAVE LONG-TERM CONTRACTUAL ARRANGEMENTS WITH A SUBSTANTIAL NUMBER OF OUR CUSTOMERS AND WE MAY BE ADVERSELY AFFECTED IF OUR CUSTOMERS SWITCH SUPPLIERS.

A substantial number of our customers do not have a long-term contractual arrangement with us. These customers purchase products and services from us on a purchase order basis and can cease doing business with us at any time and for any reason. We cannot assure you that these customers will continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could reduce our market share and have a material adverse effect on our sales volume and our business.

WE COULD EXPERIENCE LABOR DISPUTES THAT COULD DISRUPT OUR BUSINESS.

Approximately 13% of our domestic employees and 53% of our foreign employees are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation.

Although we believe that we will successfully negotiate new collective bargaining agreements when our other agreements expire, these negotiations:

•	may not prove successful;

•	may result in a significant increase in the cost of labor; or

•	may break down and result in the disruption of our operations.

We can give no assurance that such labor negotiations will conclude successfully or that any work stoppage or labor disturbances will not occur. Any such work stoppages or labor disturbances may have a material adverse effect on our financial condition and results of operations.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY.

Borrowings under our new senior credit facility will be at variable rates of interest and will expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase and our net income would decrease. In addition, we may consider entering into fixed-to-floating interest rate swaps with respect to a portion of the debt represented by the notes offered hereby. Such a transaction would increase our variable rate debt.

THE LOSS OF CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success depends, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be adversely affected. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

OUR SIGNIFICANT DEBT OBLIGATIONS COULD LIMIT OUR FLEXIBILITY IN MANAGING OUR BUSINESS AND EXPOSE US TO CERTAIN RISKS.

We are highly leveraged. As of December 31, 2003, we would have been able to incur an additional $36,572,000 under our new senior credit facility. Whenever during specified periods (including currently), our availability under this facility is less than $50,000,000, we are subject to a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, we may be permitted under our new senior credit facility and the indenture governing the senior secured notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences including the following:

•	we may have difficulty satisfying our obligations under the notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt obligations.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOWS TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to make scheduled payments on, or to refinance our obligations with respect to our indebtedness, including the notes, will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations or that future sources of capital will be available to us (whether under our new senior credit facility or otherwise) in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs.

If we are unable to generate sufficient cash flows to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of its business, we are exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas. Changes in currency values and the level of interest rates also expose our company to potential losses. We use derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes. See NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements.

Risk Management. All derivative contracts are held for purposes other than trading, and are used primarily to mitigate uncertainty and volatility and cover underlying exposures. Our commodity and derivative activities are subject to the management, direction and control of our company’s Risk Management Committee, which is composed of our chief executive officer, chief financial officer, and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to our company’s Board of Directors, which has supervisory authority over all of its activities.

Counter-parties. Our company is exposed to losses in the event of non-performance by the counter-parties to the derivative contracts discussed below. Although non-performance by counter-parties is possible, we do not currently anticipate any non-performance by any of these parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counter-parties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Metal Commodity Price Risk. Aluminum and zinc ingots are internationally produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange. As part of our efforts to preserve margins, we enter into futures and options contracts. In our domestic aluminum and zinc segments, unrealized future gains and losses on these futures and options contracts qualify for deferred treatment SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

Overview of Domestic Aluminum and Zinc Deferred Metal Hedging Activities. As of December 31, 2003, we had a net deferred gain of approximately $1,595,000 ($988,000 net of tax) on our domestic aluminum and zinc metal hedging activities. As of December 31, 2002, we had a net deferred loss of approximately $1,069,000 ($663,000 net of tax) on our domestic aluminum and zinc metal hedging activities. The majority of the change from year-end 2002 to year-end 2003 is due to our zinc forward purchases, which have moved from a deferred loss position to a deferred gain position, mostly resulting from the rise in the price of zinc towards the end of 2003.

Domestic Aluminum. We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment.

Our deferred domestic aluminum hedging positions are summarized below:

As of December 31, 2003:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss) net of tax
Forward Sales in 2004	(1,420)	$(117,000)	$(73,000)
Forward Purchases in 2004	5,720	376,000	233,000

Net notional amount	4,300	$259,000	$160,000

As of December 31, 2002:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss) net of tax
Forward Sales in 2003	(6,215)	$22,000	$13,000
Forward Purchases in 2003	2,785	22,000	14,000

Net notional amount	(3,430)	$44,000	$27,000

In 2003, 2002 and 2001, our domestic aluminum revenue was lower by $185,000, $421,000 and $923,000, respectively, for settled metal hedging contracts. The impact of a 10% change in the December 31, 2003 LME price of aluminum ingot would not be material to our estimated gross profit for the year ending December 31, 2004.

Zinc. In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

Our deferred zinc hedging positions are summarized below:

As of December 31, 2003:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss) net of tax
Forward Sales in 2004	(4,075)	$(349,000)	$(217,000)
Forward Purchases in 2004	10,227	1,571,000	974,000

Net notional amount	6,152	$1,222,000	$757,000

Grand total, all periods going forward:
Grand total forward sales, 2004 and beyond	(4,075)	$(349,000)	$(217,000)
Grand total forward purchases, 2004 and beyond	10,972	1,685,000	1,045,000

Net notional amount	6,897	$1,336,000	$828,000

As of December 31, 2002:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss) net of tax
Forward Sales in 2003	(2,400)	$132,000	$82,000
Forward Purchases in 2003	17,168	(1,170,000)	(726,000)

Net notional amount	14,768	$(1,038,000)	$(644,000)

Grand total, all periods going forward:
Grand total forward sales, 2003 and beyond	(2,400)	$132,000	$82,000
Grand total forward purchases, 2003 and beyond	18,827	(1,245,000)	(772,000)

Net notional amount	16,427	$(1,113,000)	$(690,000)

In 2003, 2002 and 2001 our zinc revenue was lower by $343,000, $2,117,000 and $3,785,000 respectively, due to settled zinc metal hedging contracts. The impact of a hypothetical 10% change in the December 31, 2003 LME price of zinc ingot would be material to our estimated gross profit for the year ending December 31, 2004. At this time, we estimate a hypothetical 10% increase in the price of zinc would increase our gross profits for 2004 by about $2,400,000.

Aluminum – VAW-IMCO. For most of 2003, VAW-IMCO had its own hedging program in operation that was functionally independent from ours. The majority of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. To mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. VAW-IMCO does not hold or issue any derivative financial instruments for trading purposes. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO’s facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

Unlike the derivative contracts utilized throughout the rest of our hedging operations, the unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, “Accounting for Derivatives and Hedging Activities.” VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the financial statements. VAW-IMCO’s metal hedging positions are summarized below:

As of December 31, 2003:

U.S. Dollar denominated hedges	Metric tonnes	Contract Value, U.S. Dollars
Forward Sales in 2004	500	$747,000
Forward Purchases in 2004	1,500	2,154,000

Total	2,000	$2,901,000

Euro denominated hedges	Metric tonnes	Contract Value, U.S. Dollars
Forward Sales in 2004	13,950	$22,583,000
Forward Purchases in 2004	24,925	40,445,000

Total	38,875	$63,028,000

The total effect of VAW-IMCO’s metal hedging activities on our cost of goods sold is as follows:

For the year ended December 31, 2003
VAW-IMCO losses from metal hedging activities, included in cost of sales	$1,479,000

The impact of either a 10% increase in the December 31, 2003 LME price of aluminum or a 10% increase in the value of the U.S. Dollar against the Euro would be material to our estimated gross profit. As of December 31, 2003 we estimate that a 10% increase in the LME price of aluminum, holding currency rates constant, would increase our gross profits by $1,900,000. Separately, for the same period, we also estimate that a 10% increase in the value of the U.S. Dollar against the Euro, holding metal prices constant, would increase our gross profits by $1,600,000.

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

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2004. We currently have contracts in place to cover about 41% of our natural gas requirements for the succeeding twelve months.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a 10% change in the December 31, 2003 NYMEX closing price would be material to our estimated gross profit for the next twelve months. We estimate that a 10% increase in the price of natural gas, as of December 31, 2003, would decrease our estimated gross profits for the year 2004 by approximately $1,900,000. For the twelve month periods ended December 31, 2003, 2002 and 2001 natural gas hedging activities increased (decreased) cost of goods sold by the following amounts: ($3,401,000) $3,105,000 and $2,173,000, respectively.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities are summarized in the table below:

	At December 31,
	2003	2002	2001
Amount of natural gas hedged, at year-end, MMBTU’s	2,910,000	1,660,000	5,460,000
Deferred gain (loss)	$1,537,000	$2,081,000	$(5,339,000)
Deferred gain (loss) net of tax	$953,000	$1,290,000	$(3,364,000)

	For the year ended December 31,
	2003	2002	2001
Effect of natural gas hedging activities on cost of goods sold increase (decrease)	$(3,401,000)	$3,105,000	$2,173,000

Our international aluminum segment had no natural gas hedging activities for the year ended December 31, 2003.

Interest. We have historically funded our operations from our existing credit facilities. Our former senior credit facility bore interest at a variable rate; accordingly, approximately 88% of our outstanding long-term debt as of September 30, 2003 accrued interest at floating rates related to LIBOR plus a margin. As of December 31, 2003, after giving effect to the senior secured notes issuance and the establishment of the new senior credit facility, approximately 13% of our debt was at floating rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. If interest rates increased 10% from the rates prevailing as of December 31, 2003, interest expense for the next twelve months would increase by approximately $130,000. These amounts are determined by considering the impact of hypothetical interest rates on our variable-rate long-term debt outstanding as of December 31, 2003.

In addition, we may enter into fixed-to-floating interest rate swaps with respect to a portion of the indebtedness represented by the new secured notes issued in October 2003. Such a transaction would increase our variable rate debt. We did not enter into any interest rate swaps or similar financial risk contracts during 2003 or have any outstanding as of December 31, 2003.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to our fixed-rate long-term debt outstanding at December 31, 2003, a 10% decline in market interest rates would have resulted in an increase to the fair value of our fixed-rate long-term debt of approximately $11,320,000. The fair values of our long-term debt were estimated using discounted future cash flows based on our incremental borrowing rates for similar types of borrowing arrangements.

Foreign Currency.

We are increasingly subject to exposure from fluctuations in foreign currencies. When we consider it appropriate, we will utilize foreign currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. However, no significant contracts were entered into during 2003, or were outstanding at December 31, 2003. Generally, we have not typically sought to mitigate foreign currency translation effects through the use of derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Stockholders and

Board of Directors

IMCO Recycling Inc.

We have audited the accompanying consolidated balance sheets of IMCO Recycling Inc. and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of VAW-IMCO Guß und Recycling GmbH (VAW-IMCO), (currently a wholly-owned corporation in which the Company, as of March 1, 2003, acquired the remaining 50% interest), for the year ended December 31, 2001 have been audited by other auditors whose report has been furnished to us; in so far as our opinion on the Company’ consolidated financial statements for the year ended December 31, 2001 relates to data included for VAW-IMCO, it is based solely on their report. In the consolidated financial statements the Company’s equity in the net income of VAW-IMCO is stated at $3,057,000 for the year ended December 31, 2001.

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

In our opinion, based on our audits and the report of other auditors as discussed above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note P of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles as required by the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

March 5, 2004

Dallas, Texas

Note:

•	This report is a copy of the previously issued Arthur Andersen accountants report

•	This report has not been reissued by Arthur Andersen

Report of Independent Public Accountants

To the Shareholders and

Board of Directors of VAW-IMCO Guss und Recycling GmbH:

We have audited the accompanying balance sheets of VAW-IMCO Guss und Recycling GmbH (a limited liability corporation, Gravenbroich, Germany) as of December 31, 2001 and 2000, and the related statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen

Wirtschaftsprüfungsgesellschaft

Steuerberatungsgesellschaft mbH

/s/ Gerd Lützeler            /s/ Marcus Senghaas

Cologne, Germany

January 25, 2002

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$14,760	$6,875
Accounts receivable (net of allowance of $1,228 and $1,205 at December 31, 2003 and 2002, respectively)	112,128	24,501
Inventories	78,270	42,730
Deferred income taxes	11,229	3,355
Other current assets	12,382	13,210

Total Current Assets	228,769	90,671
Property and equipment, net	219,668	187,451
Goodwill	69,049	51,118
Other long-term asset, restricted cash	24,846	—
Investments in joint ventures	976	17,467
Other assets, net	13,209	4,703

	$556,517	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96,207	$77,682
Accrued liabilities	30,955	18,589
Notes payable	—	7,420
Current maturities of long-term debt	26	94,075

Total Current Liabilities	127,188	197,766
Long-term debt	256,167	14,550
Deferred income taxes	20,390	10,883
Other long-term liabilities	25,244	11,347
STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,155,211 issued at December 31, 2003; 17,142,404 issued at December 31, 2002	1,716	1,714
Additional paid-in capital	103,264	103,958
Deferred stock compensation	(4,153)	(3,099)
Retained earnings	51,189	46,218
Accumulated other comprehensive loss	(4,825)	(9,830)
Treasury stock, at cost; 1,843,403 shares at December 31, 2003; 2,049,941 shares at December 31, 2002	(19,663)	(22,097)

Total Stockholders’ Equity	127,528	116,864

	$556,517	$351,410

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
Revenues	$892,015	$687,168	$689,337
Cost of sales	837,428	640,696	656,013

Gross profits	54,587	46,472	33,324

Selling, general and administrative expense	38,242	26,549	22,686
Amortization expense	—	—	4,299
Fees on receivables sale	843	1,698	3,372
Interest expense	15,806	9,727	11,038
Other (income) expense net	(4,017)	(367)	(301)
Equity in net (earnings) loss of affiliates	(789)	(2,403)	(3,131)

Earnings (loss) before income taxes, minority interest, and cumulative effect of accounting change	4,502	11,268	(4,639)
Provision for (benefit from) income taxes	(1,029)	3,843	(2,243)

Earnings (loss) before minority interests and cumulative effect of accounting change	5,531	7,425	(2,396)
Minority interests, net of provision for income taxes	560	561	326

Earnings (loss) before cumulative effect of accounting change	4,971	6,864	(2,722)
Cumulative effect of accounting change (after tax benefit of $7,132)	—	(58,730)	—

Net earnings (loss)	$4,971	$(51,866)	$(2,722)

Net earnings (loss) per common share:
Basic before accounting change	$0.34	$0.47	$(0.18)
Cumulative effect of accounting change	—	(4.04)	—

Basic earnings (loss) per share	$0.34	$(3.57)	$(0.18)

Diluted before accounting change	$0.33	$0.47	$(0.18)
Cumulative effect of accounting change	—	$(4.01)	$—

Diluted earnings (loss) per share	$0.33	$(3.54)	$(0.18)

Weighted average shares outstanding:
Basic	14,473	14,548	14,978
Diluted	15,011	14,655	14,978

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the year ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Earnings (loss) before accounting change	$4,971	$6,864	$(2,722)
Depreciation and amortization	33,627	23,646	29,197
Provision for (benefit from) deferred income taxes	(3,851)	(962)	2,106
Equity in earnings of affiliates	(789)	(2,403)	(3,131)
Other non-cash charges, including gain on extinguishment of debt	349	5,095	3,390
Changes in operating assets and liabilities:
Accounts receivable	11,313	2,118	19,024
Accounts receivable sold	(61,300)	(4,000)	(24,700)
Inventories	(12,639)	(3,514)	18,367
Other current assets	726	(3,390)	2,869
Accounts payable and accrued liabilities	19,341	14,989	(23,397)

Net cash from (used by) operating activities	(8,252)	38,443	21,003

INVESTING ACTIVITIES
Payments for property and equipment	(20,807)	(19,313)	(9,858)
Acquisitions of businesses and investments	—	(604)	(4,823)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	14,488	—	—
Increase in restricted cash	(24,846)	—	—
Other	1,097	3,573	683

Net cash used by investing activities	(30,068)	(16,344)	(13,998)

FINANCING ACTIVITIES
Net payments of long-term revolving credit facility	(61,009)	(16,500)	(3,400)
Net payments of proceeds from issuance of long-term debt	145,569	(335)	(110)
Debt issuance costs	(11,553)	(1,036)	(978)
Purchases of treasury stock	—	—	(4,966)
Settlement of VAW-IMCO redemption liability	(26,046)	—	—
Other	(1,404)	(510)	856

Net cash from (used by) financing activities	45,557	(18,381)	(8,598)
Effect of exchange rate differences on cash and cash equivalents	648	(144)	(120)

Net increase (decrease) in cash and cash equivalents	7,885	3,574	(1,713)
Cash and cash equivalents at January 1	6,875	3,301	5,014

Cash and cash equivalents at December 31	$14,760	$6,875	$3,301

SUPPLEMENTARY INFORMATION
Cash payments for interest	$8,414	$7,430	$10,870
Cash payments for income taxes, net of refunds received	$4,168	$(2,251)	$(3,829)

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	TREASURY STOCK		TOTAL DOLLARS
	SHARES	AMOUNT				SHARES	AMOUNT
BALANCE AT DECEMBER 31, 2000	17,119,420	$1,712	$106,137	$—	$95,664	(1,789,152)	$(21,656)	$181,857
Comprehensive income:
Net loss	—	—	—	—	(2,722)	—	—	(2,722)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax benefit of $2,892	—	—	—	—	(4,923)	—	—	(4,923)
Foreign currency translation adjustments	—	—	—	—	176	—	—	176

Net comprehensive income								(7,469)

Issuance of common stock for services	11,820	1	73	—	—	—	—	74
Common stock repurchased	—	—	—	—	—	(644,500)	(4,966)	(4,966)
Stock issued in connection with ESPP	—	—	(410)	—	—	60,134	681	271
Other	—	—	—	—	—	(121,434)	(874)	(874)

BALANCE AT DECEMBER 31, 2001	17,131,240	1,713	105,800	—	88,195	(2,494,952)	(26,815)	168,893
Comprehensive loss:
Net loss	—	—	—	—	(51,866)	—	—	(51,866)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $3,214	—	—	—	—	5,443	—	—	5,443
Foreign currency translation adjustments	—	—	—	—	(5,384)	—	—	(5,384)

Net comprehensive loss								(51,807)

Issuance of common stock for services	11,164	1	86	—	—	—	—	87
Settlement of executive option loan program	—	—	1,624	—	—	(205,439)	(2,321)	(697)
Exercise of stock options	—	—	(136)	—	—	29,549	318	182
Issuance of restricted stock	—	—	(3,180)	(3,294)	—	600,000	6,474	—
Deferred compensation expense		—	(96)	195		—	—	99
Stock issued in connection with ESPP	—	—	(140)	—	—	29,902	322	182
Other	—	—	—	—	—	(9,001)	(75)	(75)

BALANCE AT DECEMBER 31, 2002	17,142,404	1,714	103,958	(3,099)	36,388	(2,049,941)	(22,097)	116,864
Comprehensive loss:
Net earnings	—	—	—	—	4,971	—	—	4,971
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $868	—	—	—	—	1,418	—	—	1,418
Foreign currency translation adjustments	—	—	—	—	3,587	—	—	3,587

Net comprehensive income	—	—	—	—	—	—	—	9,976

Issuance of common stock for services	12,807	2	92	—	—	—	—	94
Exercise of stock options	—	—	(15)	—	—	3,001	33	18
								—
Issuance of restricted stock	—	—	(760)	(1,800)	—	240,000	2,560	—
Deferred compensation expense	—	—	96	746	—	—	—	842
Stock issued in connection with ESPP	—	—	(107)	—	—	23,547	252	145
Other	—	—	—	—	—	(60,010)	(411)	(411)

BALANCE AT DECEMBER 31, 2003	17,155,211	$1,716	$103,264	$(4,153)	$46,364	(1,843,403)	$(19,663)	$127,528

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(dollars in tables are in thousands, except per share data)

NOTE A— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The accompanying consolidated financial statements include the accounts of IMCO Recycling Inc. and all of our majority owned subsidiaries and joint ventures. All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

Our principal business involves the ownership and operation of aluminum recycling and alloying facilities and zinc manufacturing facilities. Aluminum scrap material is recycled for a fee and then the material is returned to our customers, some of whom are the world’s largest aluminum and automotive companies. Aluminum and zinc scrap is also purchased on the open market, recycled and sold.

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents:

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash:

Cash we have that is not free and clear of encumbrances is classified as restricted cash. As a result of our refinancing activities in the fourth quarter of 2003, we have $24,846,000 of restricted cash in a custodial account held by the indenture trustee for the benefit of the holders of our senior secured notes. Subject to the terms and conditions of our refinancing agreements, we will be able to use this amount for various capital projects within the current year.

Receivable Sales:

Previously, our trade accounts receivables were sold through a qualified special purpose entity, a wholly owned subsidiary of our company. The fair value of the trade accounts receivable balances we retained approximated the carrying value less any reserves required for credit losses. See NOTE C—“SALE OF RECEIVABLES.”

Credit Risk:

The majority of our accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of our customers’ financial condition; generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. Expense reflected in our Consolidated Statement of Operations for such uncollectible amounts, and receivables that were written-off against the valuation reserve, are as follows (in thousands):

	For the year ending December 31,
	2003	2002	2001
Expenses for uncollectible accounts	$1,469	$1,567	$3,065
Receivables written off against the valuation reserve, net of recoveries	$1,658	$2,933	$3,704

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

For our landfills, we adopted as of January 1, 2003, SFAS 143 “Accounting for Asset Retirement Obligations” for the recognition of our asset retirement obligations and the associated asset retirement costs. See NOTE K— “IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS.” Used space in the landfill is determined periodically either by aerial photography and engineering estimates based on the photography or on engineering estimates. The construction costs of the landfills are depreciated as space in the landfills is used. As of December 31, 2003 our total asset retirement obligations for our landfills were $5,285,000 as recognized in our financial statements.

We currently have some assets classified as available for sale. See NOTE E—“PROPERTY AND EQUIPMENT.” These assets are recorded at the lower of cost or fair value. Assets held in this category are being marketed, and our policy is to sell those assets not intended for future use in income producing activities. We review our property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Capitalized interest	$152	$212	$336

Goodwill:

Goodwill is tested for impairment annually as of December 31 of each year. The Company’s reporting units are the Zinc division, Domestic Specialty Alloy division, Domestic Aluminum Recycling division, and International Operations by Geographic Location. See NOTE P—“GOODWILL.”

Revenue Recognition:

Revenues are recognized when either products that we own are shipped or, for material that is tolled, when the services are performed for customers.

Stock-Based Compensation:

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

The fair value of our outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected option life in years	4.0	4.0	4.0
Risk-free interest rate	4.89%	4.66%	3.82%
Volatility factor	0.460	0.452	0.442
Dividend yield	0.00%	0.00%	0.00%

Our pro forma information below is presented as if we had applied the fair value recognition provision of SFAS 123 “Accounting for Stock-Based Compensation.” (in thousands, except per share items).

	Twelve months ended December 31,
	2003	2002	2001
Net income (loss), as reported	$4,971	$(51,866)	$(2,722)
Add: stock-based compensation expense included in reported net income (loss), net of tax	522	62	—
Less: compensation cost determined under the fair value method, net of tax	(663)	(389)	(585)

Pro forma net income (loss)	$4,830	$(52,193)	$(3,307)

Basic earnings (loss) per share:
As reported	$0.34	$(3.57)	$(0.18)
Pro forma	0.33	(3.59)	(0.22)
Diluted earnings (loss) per share:
As reported	$0.33	$(3.54)	$(0.18)
Pro forma	0.32	(3.56)	(0.22)

Market Risk Management Using Financial Instruments:

We enter into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products. We evaluate and document each hedge contract.

We are engaged in activities that expose us to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices. See NOTE Q—“MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS.”

Foreign Currency Translation:

Our foreign subsidiaries in the U.K., Germany, Netherlands, Mexico and Brazil use the local currency as their functional currency. Adjustments resulting from the translation into U.S. Dollars are reflected as a separate component of stockholders’ equity, except for current intercompany accounts, which along with foreign currency transaction gains and losses are reflected in the Statements of Operations. Foreign currency translation adjustments are the result of translating a foreign entity’s functional currency to U.S. Dollars. Foreign currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the foreign entities.

General Guarantees and Indemnifications:

It is common in long-term processing agreements for us to agree to indemnify customers for tort liabilities that arise out of or relate to the processing of their material. Additionally, we typically indemnify such parties for certain environmental liabilities that arise out of or relate to the processing of their material.

In our equipment financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the equipment and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to equipment we lease and material we process.

In financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $32,991,000 of floating rate debt outstanding at December 31, 2003.

We cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

NOTE B—ACQUISITIONS / JOINT VENTURE FORMATION

On March 14, 2003, a wholly-owned subsidiary of the Company entered into an agreement with Hydro Aluminium Deutschland GmbH (“Hydro”) and VAW-IMCO Guss und Recycling GmbH (“VAW-IMCO”), finalizing the terms and conditions under which VAW-IMCO would redeem its shares owned by Hydro.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity in excess of 700 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets. The acquisition of the remaining 50% interest in VAW-IMCO is an important step in the on-going expansion of our international operations.

Under the redemption agreement, the redemption price for Hydro’s share interest was 30,407,500 Euros (approximately U.S. $32,300,000), payable in Euros in five installments, plus interest. The first installment of 6,081,500 Euros, plus interest of 613,000 Euros, was paid by VAW-IMCO to Hydro on March 18, 2003. The remaining annual installments would have been paid beginning in December 2003. In conjunction with the refinancing of substantially all our debt in the fourth quarter of 2003, we extinguished the VAW-IMCO redemption liability. This resulted in a gain of $5,432,000. See NOTE G—“LONG-TERM DEBT.”

As a result of this agreement, voting control of VAW-IMCO was effectively vested in a wholly-owned subsidiary of our company, and effective March 1, 2003, the accounts of VAW-IMCO were consolidated with those of the company’s and reflected within our consolidated financial statements. Prior to that date, the accounts of VAW-IMCO were reflected in our financial statements under the equity method of accounting.

VAW-IMCO’s condensed balance sheet and condensed results of operations for the years ending 2002 and 2001 are shown below (in thousands):

	2002	2001
Assets
Current assets	$73,927	$55,351
Long-term assets	30,204	28,224

	$104,131	$83,575

Liabilities
Current liabilities	54,810	22,731
Long-term liabilities	14,927	30,669
Total stockholder’s equity	34,394	30,175

	$104,131	$83,575

Revenues	$271,970	$225,352
Gross profit	$23,071	$21,701
Net earnings	$4,736	$6,010

The consideration described above plus the obligations assumed were allocated to the following assets at their fair value: approximately $22,400,000 in cash, $34,200,000 in accounts receivable net of an allowance for doubtful accounts, approximately $19,300,000 in inventories, and approximately $31,100,000 in property, plant and equipment.

We also included in our consolidated financial statements all of the obligations of VAW-IMCO which were recorded at their fair value. These include accounts payable and other accrued liabilities totaling approximately $33,300,000, as well as approximately $23,000,000 in current maturities of long-term debt and approximately $500,000 in long-term debt. We assumed a $10,000,000 liability for accrued pension costs and a deferred tax liability of almost $4,200,000.

The redemption price allocation described above resulted in our recording approximately $17,950,000 in goodwill. This goodwill is not deductible for tax purposes.

The following table represents the condensed unaudited pro forma statement of operations for the years ended December 31, 2003 and December 31, 2002, respectively. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations. The condensed unaudited pro forma statement of operations assumes that the consolidation of VAW-IMCO occurred on January 1, 2002 (in thousands).

	Pro forma
	Year ended December 31,
	2003	2002
Revenues	$944,186	$959,138
Gross profit	60,532	64,312
Earnings before accounting change	5,615	8,864
Cumulative effect of accounting change (net of tax $7,132)	—	(58,730)

Net earnings (loss)	5,615	(49,866)
Net earnings (loss) per common share:
Basic before accounting change	$0.39	$0.61
Cumulative effect of accounting change	—	(4.04)

Basic earnings (loss) per share	$0.39	$(3.43)

Diluted before accounting change	$0.38	$0.60
Cumulative effect of accounting change	—	(4.01)

Diluted earnings (loss) per share	$0.38	$(3.41)

Weighted average shares outstanding:
Basic	14,473	14,548
Diluted	15,011	14,655

NOTE C—SALE OF RECEIVABLES

The receivables sold under our receivables sale facility totaled $61,300,000 as of December 31, 2002. During the fourth quarter of 2003, in connection with the issuance of our 10 3/8% senior secured notes and the establishment of our new senior secured revolving credit facility (see NOTE G—“LONG-TERM DEBT”), we repurchased the remaining balance of $46,300,000 in receivables sold under the receivables sale facility and terminated the receivables sale facility in October 2003. This facility was scheduled to expire in November 2003.

Under the receivables sale facility, we and certain of our originating subsidiaries had agreed to sell, from time to time, our interest in certain trade accounts receivable and other related assets to one of our wholly-owned subsidiaries. In turn, this subsidiary sold an undivided interest in the receivables and assets to unaffiliated third-party financial institutions and other entities. The purchase limit (the aggregate amount of receivables that could be sold) at any given time was $75,000,000.

The amounts of our fees we paid on these receivables sold are shown below (in thousands):

	Year ended December 31,
	2003	2002	2001
Fees on receivables	$843	$1,698	$3,372
Receivables sold under facility	$46,300	$61,300	$65,300

NOTE D—INVENTORIES

The components of our consolidated inventories are (in thousands):

	December 31,
	2003	2002
Finished goods	$36,329	$19,711
Raw materials	33,428	21,297
Work in process	4,613	67
Supplies	3,900	1,655

	$78,270	$42,730

NOTE E—PROPERTY AND EQUIPMENT

The components of our consolidated property, plant and equipment are (in thousands):

	December 31,
	2003	2002
Land, buildings and improvements	$153,359	$167,889
Production equipment and machinery	283,901	151,588
Office furniture, equipment and other	18,374	18,031

	$455,634	$337,508
Accumulated depreciation	(235,966)	(150,057)

	$219,668	$187,451

Our depreciation expense was as follows (in thousands):

	For the year ending December 31,
	2003	2002	2001
Depreciation expense	$33,380	$23,646	$22,830

Estimated useful lives for buildings and improvements range from 5 to 39 years, machinery and equipment range from 2 to 20 years and office furniture and equipment range from 3 to 10 years.

Our assets held for sale as of the year-end was as follows (in thousands):

	December 31,
	2003	2002
Assets held for sale	$2,097	$4,506

These assets are recorded at the lower of cost or fair value. Assets held in this category are actively marketed.

During the fourth quarter of 2003, we decided to permanently close our Wendover, Utah facility due to the continued shutdown of primary smelter capacity in the Pacific Northwest. As a result we evaluated the assets associated with this facility for impairment. We recorded a $3,061,000 impairment charge to write-down the Wendover, Utah assets to fair value. We based fair value upon the fact certain assets would be relocated to other aluminum recycling operations. The impairment charge was recorded as depreciation expense in cost of sales, and is included in the domestic aluminum segment.

Due to adverse market conditions in the domestic aluminum segment, in the fourth quarter of 2003 management commenced a review of our assets held for sale. Based upon the net book value of certain of the assets reviewed exceeding their estimated fair value, during the fourth quarter of 2003 we recorded depreciation expense of $879,000 in cost of sales and $1,965,000 in other (income) expense, net. Both of these charges are included in the domestic aluminum segment.

NOTE F—INCOME TAXES

The provision (benefit) for income taxes, including income taxes on minority interests, was as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001
Current:
Federal	$(1,771)	$2,636	$(4,922)
State	(57)	—	57
Foreign	4,650	245	(366)

	2,822	2,881	(5,231)
Deferred:
Federal	(4,293)	(130)	2,406
State	(1,568)	59	(815)
Foreign	2,010	1,033	1,397

	(3,851)	962	2,988

	$(1,029)	$3,843	$(2,243)

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001
Income taxes (benefit) at the federal statutory rate	$(6,156)	$4,640	$(1,786)
Foreign taxes at the statutory rate	8,454	(701)	3
Goodwill amortization, nondeductible	—	—	596
State income taxes, net	(1,124)	38	(492)
Foreign income not currently taxable	(2,759)	(1,070)	(864)
Losses not benefited	1,684	1,927	217
Other, net	(1,128)	(991)	83

Provisions (benefit) for income taxes	$(1,029)	$3,843	$(2,243)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax liabilities:
Accelerated depreciation and amortization	$19,240	$10,981
State income taxes	1,800	612
Deferred hedge gain	1,190	322

Total deferred tax liabilities	22,230	11,915

Deferred tax assets:
Net operating loss carryforwards	16,112	2,608
Tax credit carryforwards	2,489	2,403
Expenses not currently deductible	3,455	2,634

Total deferred tax assets	22,056	7,645
Valuation allowance	(8,987)	(3,258)

Net deferred tax assets	13,069	4,387

Net deferred tax liability	$9,161	$7,528

At December 31, 2003, and 2002 we had a $8,987,000 and a $3,258,000 valuation allowance, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance relates to our potential inability to utilize state recycling credits and foreign net operating loss carry forwards. The increase of the valuation allowance is largely due to the loss generated in Brazil and the recording of pre-acquisition net operating loss assets of $4,045,000. Upon realization of the Brazil net operating losses, approximately 50% of such amounts are due to the former owners of the Brazil operations under the terms of the acquisition agreement.

At December 31, 2003, we had approximately $19,415,000 of unused net operating loss carry forwards for foreign tax purposes, which do not expire, $187,000 foreign net operating loss carry forwards that expire in 2013, $16,032,000 in U.S. federal income tax net operating loss carry forwards that expire in 2024, and had approximately $57,438,000 for state purposes, which expire in 2004 to 2023. In 2003, the net operating losses in the U.K. and Mexico were significantly reduced due to the current year utilization.

At December 31, 2003, we had $2,910,000 of unused state tax credit carry forwards, $744,000 of which expire in 2005 to 2020, and $2,166,000 of which do not expire.

For U.S. federal income tax, at December 31, 2003 and 2002, we had a $380,000 receivable and a $1,318,000 payable for U.S. federal income tax, respectively.

Undistributed earnings for all non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. As of December 31, 2003, the undistributed earnings are estimated at $26,216,000 for VAW-IMCO, and the redemption gain for VAW-IMCO is estimated at $5,432,000.

NOTE G—LONG-TERM DEBT

Our long-term debt is summarized as follows (in thousands):

	December 31,
	2003	2002
Former senior secured credit facility, expiring December 2003	—	$94,000
New senior secured credit facility, expiring in October 2007	$32,991	—
10-3/8% Senior Secured Notes, due October 6, 2010, net	208,751	—
7.65% Morgantown, Kentucky Solid Waste
Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016, net	5,705	5,702
7.45% Morgantown, Kentucky Solid Waste
Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste
Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	46	223

Subtotal	256,193	108,625
Less current maturities	26	94,075

Total	$256,167	$14,550

To refinance our existing indebtedness, on October 6, 2003, we issued $210,000,000 principal amount of 10 3/8% senior secured notes (new secured notes), due on October 15, 2010. The issue was priced at 99.383% to yield 10.50% and provided $208,704,000 of proceeds. Interest is payable semi-annually, on April 15 and October 15, commencing on April 15, 2004. In addition, on October 6, 2003, we established a new, four-year $120,000,000 senior secured revolving credit facility (new senior credit facility). Our former senior credit facility and receivables sale facility were both scheduled to expire by their own terms in the fourth quarter of 2003.

As of December 31, 2003, we had $32,991,000 of indebtedness outstanding under our new senior secured credit facility. Under the new senior credit facility established on October 6, 2003, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of December 31, 2003, we estimated that our borrowing base would have supported additional borrowings of $36,572,000 after giving effect to outstanding borrowings of $32,991,000 and outstanding letters of credit of $7,873,000. As of December 31, 2003, our total borrowing base was approximately $77,436,000.

The proceeds from the new secured note offering and initial borrowings, on October 6, 2003, under the new senior credit facility were used as follows: repayment of the former senior credit facility, $122,600,000; repurchase of receivables outstanding under the receivables sale facility and termination of such facility,

$46,300,000; repayment of certain Brazilian loans, $7,541,000. Additionally, approximately $51,400,000 in proceeds were applied toward outstanding loans and obligations owed by VAW-IMCO to commercial banks and to Hydro Aluminium Deutschland GmbH (Hydro), the Company’s former joint venture partner, with regards to VAW-IMCO’s redemption liability.

Of the approximately $51,400,000 in proceeds referred to above, $27,376,000 was used to pay all amounts owing under the VAW-IMCO redemption liability. We paid to Hydro 23,750,000 Euros (approximately U.S. $28,300,000) for the share redemption liability and an aluminum recycling furnace and related assets and real estate located at, and adjacent to, a VAW-IMCO facility. We recognized a gain of $5,432,000 on the settlement of the redemption liability.

Fees and expenses of the new secured note offering and the establishment of the new senior credit facility were $11,553,000. The fees will be amortized as additional interest expense over the terms of the new secured notes and new senior credit facility. During the fourth quarter of 2003, due to the extinguishment of our former senior revolving credit facility, we recognized a loss of $753,000 due to the write-off of unamortized debt costs related to the former senior revolving credit facility.

The new secured notes are redeemable at our option, in whole or in part, at any time after October 15, 2007. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the new secured notes with the proceeds of one or more equity offerings of our common shares at a redemption price of 110.375% of the principal amount of the new secured notes, together with accrued and unpaid interest, if any, to the date of the redemption.

The new secured notes are guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the new senior credit facility and by any future restricted domestic subsidiaries. The new secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE O—“CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.” The new secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the new secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the new senior credit facility) or to any of our foreign real or personal property.

Forming additional security for the new senior secured notes was an intercompany note issued by VAW-IMCO to us. In February 2004, VAW-IMCO paid to the Company approximately 20,000,000 Euros (U.S. $24,846,000, including interest) paying in full its indebtedness owed to the Company under the intercompany note pledged as part of the collateral security for the new secured notes. The funds were deposited in a collateral account held by the trustee under the indenture governing the new secured notes, which permits us for a one-year period to use these funds for acquisitions and construction of assets and properties to be used in substantially all of our domestic business. Any such assets and properties (or other assets and properties) will be added to and form a part of the collateral security for the new secured notes.

Giving effect to the restricted use of these funds in the collateral account for additional property and equipment, the funds have been classified as restricted cash on our balance sheet as of December 31, 2003.

Upon the occurrence of a “change of control” (as defined under the indenture governing the new secured notes), we are required to purchase all or a portion of the new secured notes at a price equal to 101% of the principal amount of the new secured notes plus accrued interest.

The indenture governing the new secured notes, among other things, contains covenants limiting our ability and the ability of our restricted subsidiaries to incur additional debt; make restricted payments, including without limitation, paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in sale-leaseback transactions; create liens on our or our subsidiaries’ assets; receive distributions; engage in transactions with affiliates; and merge or sell substantially all of our or our subsidiaries’ assets.

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

As a result of our new financing arrangements, the Company is currently unable to pay dividends and our interest expense is expected to increase by approximately $7,000,000 on an annualized basis over our reported amounts for 2003.

Scheduled maturities of our long-term debt subsequent to December 31 2003, are as follows (in thousands):

2004	$26
2005	16
2006	4
2007	32,991
After 2007	223,156

Subtotal	$256,193
Less current maturities of long-term debt	26

Total	$256,167

The fair value of our outstanding indebtedness under the senior secured revolving credit facility approximates its carrying value due to its floating rate and relatively short maturity. The current fair value of our fixed-rate revenue bonds and new senior secured notes, based on market quotations, discounted cash flows and incremental borrowing rates, is approximately $17,633,000 and $215,775,000, respectively.

Our capitalized interest is as follows (in thousands):

	For the year ending December 31,
	2003	2002	2001
Capitalized interest	$152	$212	$336

NOTE H—NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001
Numerators for basic and diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of accounting change	$4,971	$6,864	$(2,722)
Cumulative effect of accounting change	—	(58,730)	—

Net earnings (loss)	$4,971	$(51,866)	$(2,722)

Denominator:
Denominator for basic earnings (loss) per share- weighted-average shares	14,472,884	14,547,826	14,978,120
Dilutive potential common shares—stock options	538,565	107,212	—

Denominator for diluted earnings (loss) per share	15,011,449	14,655,038	14,978,120

Net earnings (loss) per share:
Basic before cumulative effect of accounting change	$0.34	$0.47	$(0.18)
Basic after cumulative effect	0.34	(3.57)	(0.18)
Dilutive before cumulative effect	0.33	0.47	(0.18)
Dilutive after cumulative effect	0.33	(3.54)	(0.18)

The following stock options were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive, as the options’ exercise price was greater than the average market price of the common stock:

	2003	2002	2001
Anti-dilutive stock options as of December 31,	1,640,567	1,798,890	1,321,022

NOTE I—EMPLOYEE BENEFIT PLANS

Domestic profit sharing retirement plan:

Our profit-sharing retirement plan covers most of our employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Our profit sharing contributions are as follows (in thousands):

	2003	2002	2001
Company profit sharing contributions	$937	$1,778	$412

Subject to certain dollar limits, our employees may contribute a percentage of their salaries to this plan, and we match a portion of the employees’ contributions. Our match of employee’s contributions was as follows (in thousands):

	2003	2002	2001
Company match of employee contributions	$1,562	$1,361	$907

Employee Stock Purchase Plan:

Effective July 1, 1999, we adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee’s eligible compensation. A total of 800,000 shares are available for purchase under the plan. We issued 23,547, 29,902, and 60,134 shares under the plan in 2003, 2002 and 2001, respectively.

VAW-IMCO Pension Plan:

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some VAW-IMCO senior officers are entitled to receive enhanced pension benefits. It is a book reserve plan, i.e. no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under Statement of Financial Accounting (SFAS) No. 87, “Employers’ Accounting for Pensions,” a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as an unfunded accrued pension cost. This amount is covered by a German pension insurance association under German law if VAW-IMCO is unable to fulfill its obligations. These obligations are included in “Other Long-Term Liabilities” on our consolidated balance sheet as of December 31, 2003.

Pension cost for the defined pension plan includes the following components (in thousands):

2003
Service cost	$361
Interest cost	578

Pension cost	$939

Changes in the Projected Benefit Obligation (PBO) (in thousands):

PBO at March 1	$9,724
Service Cost	361
Interest Cost	578
Actuarial loss / (gain)	3,285
Benefits paid	(272)
Other	2,367

PBO at December 31	$16,043

Unrecognized net loss	(3,649)
Provision for pension insurance	97
Other	881

Pension liability at December 31	$13,372

Actuarial assumptions as of December 31, 2003, are as follows:

Discount rate	5.50%
Compensation increase	3.0%
Cost-of-living increases for pensions	2.0%

NOTE J—STOCKHOLDERS’ EQUITY

In 1990, we adopted an Amended and Restated Stock Option Plan. This plan expired in 1997, and no further grants of options may be made under the plan. This plan provided for the granting of nonqualified and incentive stock options. The number of shares of common stock authorized for issuance under the plan was 1,200,000 shares. Options granted under the plan had various vesting periods and are exercisable for a period of 10 years from the date of grant, although options may expire earlier because of termination of employment.

In 1992, we adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and non-employee members of the Board of

Directors. This plan expired in December 2002, and no further grants of options may be made under the plan.

In 1996, we adopted our Annual Incentive Program, which provided certain of our key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan provides for the granting of stock options to key management employees on a discretionary basis. Nonqualified and incentive stock options may be granted. Options granted to employees under this plan have various vesting periods. Annually, non-employee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to the number of shares determined by dividing the annual retainer fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

The 1992 Stock Option Plan and the 1996 Annual Incentive Program allow for the payment of all or a portion of the exercise price and tax withholding obligations in shares of our common stock delivered and/or withheld. Such payment or withholding will be valued at fair market value as of the date of exercise. Participants making use of this feature will automatically be granted a reload stock option to purchase a number of shares equal to the number of shares delivered and/or withheld. When a reload stock option is granted, a portion of the shares issued to the participant will be designated as restricted stock for a period of five years, although the restriction may be removed earlier under certain circumstances. Reload stock options have an exercise price equal to the fair market value as of the date of exercise of the original options and will expire on the same date as the original options.

In March 1998, we adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under our Amended and Restated Stock Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provided loans to permit the exercise of certain stock options under the Amended and Restated Stock Option Plan and to pay federal and state taxes realized upon such exercises. As of January 1, 2002, we had extended $2,266,000 in executive loans to these individuals ($1,624,000 of which represented a reduction to additional paid-in capital and $642,000 of which was included in other long-term assets).

The terms of the Executive Option Exercise Loan Program provided that the loans extended could be repaid in shares of our Company’s common stock, so long as the Compensation Committee of the Company’s Board of Directors approved that repayment method. In May 2002, following approval of the Compensation Committee, substantially all of the outstanding loans and accrued interest under the program were repaid by the participants surrendering 205,439 shares of common stock held by our Company as collateral for the loans. The shares surrendered to our Company were valued as of the date of transfer (May 9, 2002) at $2,321,461, based upon the closing price per share on the New York Stock Exchange on that date ($11.30 per share). In December 2002, the remaining outstanding loans held by one executive officer were repaid in accordance with the terms of the Program by his surrendering 9,001 shares of common stock. The shares surrendered to our Company were valued as of the date of transfer (December 12, 2002) at $74,798, based upon the closing price per share on the New York Stock Exchange on that date ($8.31 per share).

In May 2000, we entered into a forward share contract, which was settled in May 2001, when we purchased 644,500 of our Company’s shares from a financial institution at an average price of $7.67 for a total consideration of $4,966,000.

In October 2000 and February 2001, our Company awarded a total of 650,000 shares of restricted Common Stock of the Company to certain officers. The restricted stock grants were made pursuant to the terms of the officers’ Employment Agreements. In October 2002, we awarded an additional 200,000 shares of restricted Common Stock to one officer. These shares cannot be transferred or pledged and are subject to forfeiture if the officers’ employment with the Company terminates under certain circumstances before the restriction period for the award expires. The restrictions lapse October 12, 2007 on 400,000 shares and October 16, 2009 on 200,000 shares or upon the death, disability, termination “without cause”, or resignation for “good reason,” or upon a “change in control” of the Company (as those terms are defined under the respective Employment Agreements), if earlier. The remaining awards of 250,000 shares vest on the second anniversary of the date of a “change in control” of the Company. The terms of the awards do not provide for partial vesting of the restricted shares over time.

Transactions under the option plans are as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding Jan. 1	2,319,500	$10.45	1,864,387	$11.41	2,208,799	$14.40
Options granted	4,000	$7.50	683,700	$8.18	533,500	$5.53
Options exercised	(3,001)	$5.33	(29,549)	$4.70	—	$—
Options cancelled	(187,322)	$12.63	(199,038)	$12.47	(877,912)	$15.35

Options outstanding Dec. 31	2,133,177	$10.26	2,319,500	$10.45	1,864,387	$11.41

Options exercisable Dec. 31	1,571,682	$11.27	1,369,640	$12.67	1,346,976	$13.51

The weighted average grant date fair value per share of all stock option awards granted for 2003, 2002, and 2001 were $3.13, $3.74 and $2.16, respectively.

Information related to options outstanding at December 31, 2003, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.38 – $ 4.75	202,043	7.1	$4.39	131,415	$4.40
$ 4.75 – $ 7.13	290,567	7.6	$6.28	209,939	$6.28
$ 7.13 – $ 9.50	621,400	9.0	$8.20	211,161	$8.23
$ 9.50 – $ 11.88	130,871	6.2	$10.94	130,871	$10.94
$ 11.88 – $ 14.25	624,156	3.7	$13.03	624,156	$13.03
$ 14.25 – $ 16.63	214,646	3.6	$15.82	214,646	$15.82
$ 16.63 $ 19.00	1,945	4.0	$17.13	1,945	$17.13
$ 19.00 $ 21.38	—	0.0	$—	—	$—
$ 21.38 – $ 23.75	47,549	1.9	$22.76	47,549	$22.76

	2,133,177			1,571,682

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

NOTE K—IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

Asset Retirement Obligations:

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Under the provisions of this standard, we recorded the estimated fair value of liabilities for existing asset retirement obligations, as well as associated asset retirement costs, which were capitalized as increases to the carrying amounts of related long-lived assets. The amounts recorded are for legal obligations associated with the normal operation of our landfills and the retirement of those assets. Our asset retirement obligations consist primarily of environmental remediation costs associated with our landfills.

Asset retirement costs are currently estimated to be approximately $8,500,000 and are being expensed as space in the landfills is used. Used space in the landfill is determined either by aerial photography and/or engineering estimates based on the photography or on engineering estimates. The construction costs of the landfills are depreciated as space in the landfills is used. As of December 31, 2003 our total asset retirement obligations for our landfills was $5,285,000 as recognized in our financial statements.

Prior to our adoption of SFAS 143, accrued landfill closure costs were $3,100,000 and $2,800,000 as of December 31, 2002 and 2001, respectively, and are included in the other long-term liabilities. The adoption of SFAS 143 required us to recognize approximately $2,000,000 in asset retirement obligations. An equal amount was recorded as an asset for asset retirement costs. The asset retirement costs will be expensed over the lives of the landfills.

The changes in our Asset Retirement Obligations and Asset Retirement Costs for the twelve months ended December 31, 2003 are shown in the table below (in thousands):

Carrying Amount of Asset Retirement Obligations	Year ended December 31, 2003
Balance at beginning of period—January 1, 2003	$5,195
Accretion expense	431
Payments	(341)

Balance at end of period—December 31, 2003	$5,285

Carrying Amount of Asset Retirement Cost	Year ended December 31, 2003
Balance at beginning of period—January 1, 2003	$2,058
Accumulated depreciation	(339)

Balance at end of period—December 31, 2003	$1,719

NOTE L—COMMITMENTS AND CONTINGENCIES

Operating leases

We lease various types of equipment and property, primarily the equipment utilized in our operations at our various plant locations and at our headquarters facility. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, were (in thousands):

Year ending December 31,	Operating Leases
2004	$3,459
2005	1,341
2006	740
2007	179
2008 and subsequent	58

$5,777

Our rent expense was as follows (in thousands):

	2003	2002	2001
Rent expense	$6,021	$3,986	$3,657

Purchase Obligations:

Our noncancellable purchase obligations are principally for materials, such as metals and fluxes. These materials are used in our manufacturing operations. Our purchase obligations are as follows (in thousands):

	Cash Payments Due by Period (thousands)
	Total	Less than 1 year	2-3 years
Purchase obligations	$184,798	$125,743	$59,055

General

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described here.

From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under environmental laws. However, we believe that any such non-compliance under such environmental laws would not have a material adverse effect on our financial position or results of operations.

Environmental proceedings

In 1997, the Illinois Environmental Protection Agency (IEPA) notified us that two of our zinc subsidiaries were potentially responsible parties (PRP) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sent zinc oxide for processing and resale. The site has not been fully investigated and final estimated cleanup costs have not yet been determined. We have been informed by the IEPA that the agency is preparing a revised list of companies that may have sent materials to the site and the volume of materials sent by each company. After receiving this information, our subsidiaries presently plan to seek, possibly in connection with other PRPs, an agreed resolution of the IEPA’s claims.

On February 15, 2001, the State of Michigan filed a lawsuit against us in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arose out of disputes between our Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at Alchem’s aluminum specialty alloy production facilities in Coldwater, Michigan. The

State claimed injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit sought compliance by us as well as potentially substantial monetary penalties. On January 14, 2004, the parties settled the lawsuit by entering a Consent Judgment with the State Circuit Court. The Consent Judgment requires that we (i) operate our Coldwater aluminum facilities in compliance with a permit compliance program, (ii) adhere to certain recordkeeping, notification and testing guidelines, (iii) install a baghouse and associated equipment at our Alchem facility in Coldwater; and (iv) pay a civil fine in the amount of $300,000 to the State of Michigan.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to us a Notice of Violation (NOV) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at our Coldwater facilities. The NOV addresses the same instances of alleged non-compliance raised in the State of Michigan lawsuit, alleging that we purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from two of our Coldwater facilities. In September 2001, we filed our response with Region V of the Environmental Protection Agency, and there have been no developments in this matter since that date.

We are a named co-defendant in a lawsuit filed on February 26, 2004 in the U.S. District Court for the Central District of California. The listed claimants are the current owners of a Corona, California property formerly owned by one of our subsidiaries. The petition seeks declaratory relief and damages in an unspecified amount in connection with an alleged release of hazardous substances on the property. As of March 12, 2004, we had not yet been served in this lawsuit. We believe that we have meritorious defenses to the claims contained in the petition. We plan a vigorous defense against these claims.

There is the possibility that expenditures could be required at our other facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect our results of operations in future periods.

Other legal proceedings

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

NOTE M—SEGMENT INFORMATION

Description of the Types of Products and Services from which Each Reportable Segment Derives its Revenues:

With the consolidation of VAW-IMCO in March 2003, we now have three reportable segments: domestic aluminum, international aluminum and zinc.

Our domestic aluminum segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities, including investments in joint ventures, within the United States. Our international aluminum segment represents all of our aluminum melting, processing, alloying, and trading activities outside of the United States. Our zinc segment represents all of our zinc melting, processing and trading activities. Prior period results have been reclassified to reflect the international aluminum segment.

Measurement of Segment Profit or Loss and Segment Assets:

The accounting policies of the reportable segments are the same as those described in NOTE A—“ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” We evaluate performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at our headquarters office in Irving, Texas are not allocated to the reportable segments.

Factors Management Used to Identify the Company’s Reportable Segments:

Our reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers.

Reportable Segment Information:

Selected reportable segment disclosures for the three years ended December 31, 2003 are as follows (in thousands):

	Domestic Aluminum	International Aluminum	Zinc	Total
2003
Revenues from external customers	$479,585	$256,386	$156,044	$892,015
Segment income (loss)	12,621	17,310	4,895	34,826
Depreciation and amortization expense	22,464	5,387	3,329	31,180
Equity in earnings of affiliates	55	734	—	789
Segment assets	232,060	181,277	109,815	523,152
Equity investments in joint ventures	876	—	100	976
Payments for plant and equipment	7,233	10,201	2,773	20,207

2002
Revenues from external customers	$505,683	$23,952	$157,533	$687,168
Segment income (loss)	34,938	1,536	3,677	40,151
Depreciation and amortization expense	17,145	1,784	2,829	21,758
Equity in earnings of affiliates	222	2,181	—	2,403
Segment assets	185,657	47,286	80,277	313,220
Equity investments in joint ventures	985	16,482	—	17,467
Payments for plant and equipment	9,011	7,750	1,826	18,587

2001
Revenues from external customers	$490,616	$20,629	$178,092	$689,337
Segment income (loss)	24,061	5,437	(20)	29,478
Depreciation and amortization expense	20,851	760	4,645	26,256
Equity in earnings of affiliates	74	3,057	—	3,131
Segment assets	220,771	30,054	107,734	358,559
Equity investments in joint ventures	1,063	16,829	—	17,892
Payments for plant and equipment	5,999	1,809	1,180	8,988

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	2003	2002	2001
PROFITS

Total profits for reportable segments	$34,826	$40,151	$29,478
Unallocated amounts:
General and administrative expense	(20,353)	(17,988)	(19,777)
Interest expense	(15,806)	(9,727)	(11,038)
Fees on receivables sale	(843)	(1,698)	(3,372)
Interest and other income	6,678	530	70

Income (loss) before provision for income taxes, minority interests and cumulative effect of accounting change	$4,502	$11,268	$(4,639)

DEPRECIATION AND AMORTIZATION EXPENSE

Total depreciation and amortization expense for reportable segments	$31,180	$21,758	$26,256
Other depreciation and amortization expense	2,447	1,888	2,941

Total consolidated depreciation and amortization expense	$33,627	$23,646	$29,197

ASSETS

Total assets for reportable segments	$523,152	$313,220	$358,559
Other assets	33,365	38,190	48,395

Total consolidated assets	$556,517	$351,410	$406,954

PAYMENTS FOR PLANT AND EQUIPMENT

Total payments for plant and equipment for reportable segments	$20,207	$18,587	$8,988
Other payments for plant and equipment	600	726	870

Total consolidated payments for plant and equipment	$20,807	$19,313	$9,858

Geographic Information:

The following table sets forth the geographic breakout of our revenues (based on customer location) and property and equipment (net of accumulated depreciation) (in thousands):

	2003	2002	2001
REVENUES
Domestic	$585,777	$602,876	$576,623
Foreign:
Asia	6,846	7,346	8,050
Europe	244,716	22,235	37,453
Latin America	18,563	7,161	2,897
North America	34,624	45,933	63,287
Other	1,489	1,617	1,027

Total foreign revenues	$306,238	$84,292	$112,714

Consolidated total	$892,015	$687,168	$689,337

PROPERTY AND EQUIPMENT
Domestic, net	$152,130	$162,607	$173,418
Foreign:
European	51,007	8,841	8,353
Latin America	16,531	16,003	5,158
Other	—	—	2

Total foreign property and equipment, net	$67,538	$24,844	$13,513

Consolidated total, net	$219,668	$187,451	$186,931

Aluminum shipments to customers located in Canada accounted for approximately 4%, 7% and 8% of consolidated revenues for 2003, 2002 and 2001, respectively. With the consolidation of VAW-IMCO in March, 2003, most of our foreign property and equipment are located in Germany. In addition, we also have operations at our facilities in Swansea, Wales, Monterrey, Mexico and Pindamonhangaba, Brazil.

Revenues and earnings from foreign operations, before interest income and expense, and before provision for income taxes, minority interest and extraordinary items, including foreign joint ventures, for the fiscal years ending 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
REVENUES
International Aluminum segment	$256,386	$23,952	$20,629
Other foreign operations, non-aluminum	—	1,551	17,731

Total Foreign Revenues (to external customers)	$256,386	$25,503	$38,360

	2003	2002	2001
EARNINGS
International Aluminum segment	$17,310	$1,536	$5,437
Other foreign operations, non-aluminum	—	(324)	(1,324)

Total foreign earnings	$17,310	$1,212	$4,113

Major Customers:

During 2003, no single customer accounted for more than 10% of our consolidated revenues. In 2002 one customer accounted for approximately 11% of our consolidated revenues. During 2001 no single customer accounted for more than 10% of our consolidated revenues.

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited and amounts in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2003:
Revenues	$195,082	$239,452	$219,552	$237,929	$892,015
Gross profits	$11,907	$17,839	$13,238	$11,603	$54,587
Earnings (loss) before accounting change	$1,323	$2,463	$(342)	$1,527	$4,971
Cumulative effect of accounting change	$—	$—	$—	$—	$—
Net earnings (loss)	$1,323	$2,463	$(342)	$1,527	$4,971
Net earnings (loss) per common share:
Basic before cumulative effect	$0.09	$0.17	$(0.02)	$0.11	$0.34
Basic after cumulative effect	$0.09	$0.17	$(0.02)	$0.11	$0.34
Dilutive before cumulative effect	$0.09	$0.17	$(0.02)	$0.10	$0.33
Dilutive after cumulative effect	$0.09	$0.17	$(0.02)	$0.10	$0.33

2002:
Revenues	$157,901	$180,509	$180,866	$167,892	$687,168
Gross profits	$8,589	$13,972	$13,375	$10,536	$46,472
Earnings (loss) before accounting change	$382	$2,534	$2,493	$1,455	$6,864
Cumulative effect of accounting change (after tax benefit of $7,132)	$(58,730)	$—	$—	$—	$(58,730)
Net earnings (loss)	$(58,348)	$2,534	$2,493	$1,455	$(51,866)
Net earnings (loss) per common share:
Basic before cumulative effect	$0.03	$0.17	$0.17	$0.10	$0.47
Basic after cumulative effect	$(3.98)	$0.17	$0.17	$0.10	$(3.57)
Dilutive before cumulative effect	$0.03	$0.17	$0.17	$0.10	$0.47
Dilutive after cumulative effect	$(3.95)	$0.17	$0.17	$0.10	$(3.54)

Special items relating to our 2003 financial statements and operations

During the fourth quarter of 2003, we realized a non-cash gain of $5,432,000 in regards to the early extinguishment of the VAW-IMCO redemption liability. See NOTE G—“LONG-TERM DEBT.”

During the refinancing of almost all of our debt in the fourth quarter of 2003, we realized a non-cash loss in regards to our deferred charges associated with the establishment of our previous revolving credit facility. This realized non-cash loss was $753,000. See NOTE G—“LONG-TERM DEBT.”

During the fourth quarter of 2003, we incurred a write down and impairment of certain of our assets in the domestic aluminum segment. The writedowns and impairments were non-cash charges. Our total write downs were $3,940,000 and our total impairments were $1,965,000. These writedown and impairment charges were included in our domestic aluminum results of operations. See NOTE E—“PROPERTY AND EQUIPMENT.”

For the fourth quarter of 2003, an unrealized foreign currency gain of $1,880,000 was recognized on the intercompany note between VAW-IMCO and the Company.

NOTE O—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of the subsidiaries (the “Guarantor Subsidiaries”) of IMCO Recycling Inc. are guarantors of the indebtedness of IMCO Recycling Inc. under its new senior secured notes due 2010. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of IMCO Recycling Inc., the Guarantor Subsidiaries, and those subsidiaries of IMCO Recycling Inc. that are not guaranteeing the indebtedness under the senior secured notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2003 and 2002, the condensed consolidating statements of operations are presented for the years ended December 31, 2003, 2002 and 2001 and the condensed consolidating statements of cash flows are presented for the years ended December 31, 2003, 2002 and 2001.

(All amounts are presented in thousands)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONSOLIDATED BALANCE SHEETS

	December 31, 2003
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$503	$134	$14,123	$—	$14,760
Accounts receivable, net	9,816	65,559	36,753	—	112,128
Inventories	4,292	44,913	29,065	—	78,270
Deferred income taxes	6,774	3,031	1,424	—	11,229
Other current assets	2,750	7,577	2,055	—	12,382

Total Current Assets	24,135	121,214	83,420	—	228,769
Property and equipment, net	37,801	109,546	74,205	(1,884)	219,668
Goodwill	3,660	49,175	16,214	—	69,049
Investments in joint ventures	—	976	—	—	976
Other long-term asset, restricted cash	—	—	24,846	—	24,846
Other assets, net	10,776	1,646	787	—	13,209
Investments in subsidiaries/intercompany receivable (payable), net	345,217	(92,258)	(8,777)	(244,182)	—

	$421,589	$190,299	$190,695	$(246,066)	$556,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,798	$45,918	$31,491	$—	$96,207
Accrued liabilities	9,455	7,788	13,712	—	30,955
Current maturities of long-term debt	—	22	4	—	26

Total Current Liabilities	28,253	53,728	45,207	—	127,188
Long-term debt	256,147	12	24,955	(24,947)	256,167
Deferred income taxes	2,155	9,776	8,459	—	20,390
Other long-term liabilities	5,285	3,520	16,439	—	25,244

Total Stockholders’ Equity	129,749	123,263	95,635	(221,119)	127,528

	$421,589	$190,299	$190,695	$(246,066)	$556,517

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONSOLIDATED BALANCE SHEETS

	December 31, 2002
	Imco Recycling Inc.	Combined Guarantor Subsidiaries (1)	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,418	$183	$4,274	$—	$6,875
Accounts receivable, net	1,245	14,413	8,843	—	24,501
Inventories	2,608	36,662	3,460	—	42,730
Deferred income taxes	1,888	959	508	—	3,355
Other current assets	3,441	8,691	1,078	—	13,210

Total Current Assets	11,600	60,908	18,163	—	90,671
Property and equipment, net	39,765	121,396	27,445	(1,155)	187,451
Goodwill	3,038	46,848	1,232	—	51,118
Investments in joint ventures	—	985	16,482	—	17,467
Other assets, net	2,269	(325)	2,759	—	4,703
Investments in subsidiaries/ intercompany receivables (payables), net	231,458	17,725	(26,910)	(222,273)	—

	$288,130	$247,537	$39,171	$(223,428)	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,278	$49,244	$5,160	$—	$77,682
Accrued liabilities	5,553	10,842	2,194	—	18,589
Notes payable	—	—	7,420	—	7,420
Current maturities of long-term debt	94,000	75	—	—	94,075

Total Current Liabilities	122,831	60,161	14,774	—	197,766
Long-term debt	14,402	133	15	—	14,550
Deferred income taxes	3,898	6,689	296	—	10,883
Other long-term liabilities	3,710	3,820	3,817	—	11,347

Total Stockholders’ Equity	143,289	176,734	20,269	(223,428)	116,864

	$288,130	$247,537	$39,171	$(223,428)	$351,410

(1) Includes accounts receivable in IMCO Funding Corporation which, upon the closing of the refinancing transactions, became receivables of the guarantors.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$92,775	$554,692	$272,038	$(27,490)	$892,015
Cost of sales	84,116	536,500	244,302	(27,490)	837,428

Gross profits	8,659	18,192	27,736	—	54,587

Selling, general and administrative expense	1,841	28,157	8,244	—	38,242
Interest expense	12,540	9,419	3,269	(9,422)	15,806
Fees on receivables sale	—	843	—	—	843
Interest and other (income) expense, net	2,505	(8,287)	(7,469)	9,234	(4,017)
Equity in net earnings of affiliates	(3,231)	(55)	(734)	3,231	(789)

Earnings before provision for income taxes and minority interest	(4,996)	(11,885)	24,426	(3,043)	4,502
Provision for income taxes	(9,967)	2,863	6,075	—	(1,029)

Earnings before minority interests	4,971	(14,748)	18,351	(3,043)	5,531
Minority interests, net of provision for income taxes	—	—	560	—	560

Net earnings (loss)	$4,971	$(14,748)	$17,791	$(3,043)	$4,971

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$96,766	$573,446	$44,473	$(27,517)	$687,168
Cost of sales	85,519	541,853	40,841	(27,517)	640,696

Gross profits	11,247	31,593	3,632	—	46,472

Selling, general and administrative expense	1,942	23,615	992	—	26,549
Interest expense	8,245	10,840	817	(10,175)	9,727
Fees on receivables sale	—	1,698	—	—	1,698
Interest and other (income) expense, net	1,971	(13,469)	(197)	11,328	(367)
Equity in net earnings of affiliates	(11,059)	(222)	(2,181)	11,059	(2,403)

Earnings before provision for income taxes and minority interest	10,148	9,131	4,201	(12,212)	11,268
Provision for income taxes	3,284	(25)	584	—	3,843

Earnings before minority interests	6,864	9,156	3,617	(12,212)	7,425
Minority interests, net of provision for income taxes	—	—	561	—	561

Earnings before accounting change	6,864	9,156	3,056	(12,212)	6,864

Cumulative effect of accounting change (net of tax) for goodwill impairment	(58,730)	(64,942)	(920)	65,862	(58,730)

Net earnings (loss)	$(51,866)	$(55,786)	$2,136	$53,650	$(51,866)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$102,006	$556,486	$50,704	$(19,859)	$689,337
Cost of sales	93,579	534,529	47,764	(19,859)	656,013

Gross profits	8,427	21,957	2,940	—	33,324

Selling, general and administrative expense	1,378	21,126	182	—	22,686
Amortization Expense	140	3,926	233	—	4,299
Interest expense	10,011	1,934	113	(1,020)	11,038
Fees on receivables sale	—	3,372	—	—	3,372
Interest and other (income) expense, net	14,758	(8,195)	(6,662)	(202)	(301)
Equity in net earnings of affiliates	(12,168)	(74)	(3,057)	12,168	(3,131)

Earnings before provision for income taxes and minority interest	(5,692)	(132)	12,131	(10,946)	(4,639)
Provision for income taxes	(2,970)	80	647	—	(2,243)

Earnings before minority interests	(2,722)	(212)	11,484	(10,946)	(2,396)
Minority interests, net of provision for income taxes	—	—	326	—	326

Net earnings (loss)	$(2,722)	$(212)	$11,158	$(10,946)	$(2,722)

IMCO RECYCLING INC.

GUARANTOR STATEMENTS OF CASH FLOW

	Year Ended December 31, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Earnings (loss) before accounting change	$4,971	$(14,748)	$17,792	$(3,044)	$4,971
Depreciation	5,718	21,703	6,206	—	33,627
Provision (benefit) for deferred income tax	(7,601)	1,013	2,737	—	(3,851)
Equity in earnings of affiliates	(3,229)	(56)	(733)	3,229	(789)
Net transfers with subsidiaries	(81,643)	90,926	33,719	(43,002)	—
Other non-cash items	(12,899)	7,320	5,928	—	349
Changes in operating assets & liabilities:
Accounts receivable	52,729	(52,104)	10,688	—	11,313
Accounts receivable sold	(61,300)	—	—	—	(61,300)
Inventories	(1,684)	(8,252)	(2,703)	—	(12,639)
Other current assets	528	(288)	486	—	726
Accounts payable & accrued liabilities	21,789	(36,965)	(8,300)	42,817	19,341

Net cash from (used by) operating activities	(82,621)	8,549	65,820	—	(8,252)

Investing Activities:
Payments for property & equipment	(1,557)	(8,793)	(10,457)	—	(20,807)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO
Redemption of shares by VAW-IMCO	—	(1,181)	15,669	—	14,488
Increase in restricted cash	—	—	(24,846)	—	(24,846)
Other	—	172	925	—	1,097

Net cash from (used by) investing activities	(1,557)	(9,802)	(18,709)	—	(30,068)

Financing Activities:
Net (payments of) proceeds from long-term revolving credit facility	(61,009)	—	—	—	(61,009)
Net (payments of) proceeds of long-term debt	154,569	—	(9,000)	—	145,569
New debt issuance costs	(11,553)	—	—	—	(11,553)
Settlement of VAW-IMCO redemption liability	—		(26,046)		(26,046)
Other	256	1,204	(2,864)	—	(1,404)

Net cash from (used by) financing activities	82,263	1,204	(37,910)	—	45,557

Effect of exchange rate changes on cash	—	—	648	—	648
Net increase in cash and cash equivalents	(1,915)	(49)	9,849	—	7,885
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$503	$134	$14,123	$—	$14,760

IMCO RECYCLING INC. GUARANTOR STATEMENTS OF CASH FLOW
	Year Ended December 31, 2002
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Elimin- ations	Consol- idated
Operating activities:
Earnings (loss) before accounting change	$6,864	$9,156	$3,056	$(12,212)	$6,864
Depreciation	5,860	15,731	2,055	—	23,646
Provision (benefit) for deferred income tax	(8,759)	9,032	(1,235)	—	(962)
Equity in earnings of affiliates	(11,059)	(222)	(2,181)	11,059	(2,403)
Net transfers with subsidiaries	(35,897)	51,534	2	(15,639)	—
Other non-cash items	(1,227)	4,411	758	1,153	5,095
Changes in operating assets & liabilities:
Accounts receivable	(5,583)	7,432	269	—	2,118
Accounts receivable sold	(4,000)	—	—	—	(4,000)
Inventories	136	(3,992)	342	—	(3,514)
Other current assets	92	(3,441)	(41)	—	(3,390)
Accounts payable & accrued liabilities	(29,530)	31,290	(2,410)	15,639	14,989

Net cash from (used by) operating activities	(83,103)	120,931	615	—	38,443

Investing activities:
Payments for property & equipment	(2,352)	(9,057)	(7,904)	—	(19,313)
Other	104,200	(110,949)	9,718	—	2,969

Net cash from (used by) investing activities	101,848	(120,006)	1,814	—	(16,344)

Financing activities:
Net (payments of) proceeds from long-term revolving credit facility	(16,497)	(3)	—	—	(16,500)
Net (payments of) proceeds of long-term debt	—	(335)	—	—	(335)
New debt issuance costs	—	(1,036)	—	—	(1,036)
Other	(138)	(3)	(369)	—	(510)

Net cash from (used by) financing activities	(16,635)	(1,377)	(369)	—	(18,381)

Effect of exchange rate changes on cash	—	—	(144)	—	(144)
Net increase in cash and cash equivalents	2,110	(452)	1,916	—	3,574
Cash and cash equivalents at beginning of period	308	635	2,358	—	3,301

Cash and cash equivalents at end of period	$2,418	$183	$4,274	$—	$6,875

IMCO RECYCLING INC.

GUARANTOR STATEMENTS OF CASH FLOW

	Year Ended December 31, 2001
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Earnings (loss) before accounting change	$(2,722)	$(212)	$11,158	$(10,946)	$(2,722)
Depreciation and amortization	7,011	20,682	1,504	—	29,197
Provision (benefit) for deferred income tax	2,106	—	—	—	2,106
Equity in earnings of affiliates	(12,168)	(74)	(3,057)	12,168	(3,131)
Net transfers with subsidiaries	14,465	9,246	(6,689)	(17,022)	—
Other non-cash items	4,095	(1,234)	529	—	3,390
Changes in operating assets & liabilities:
Accounts receivable	4,739	15,323	(1,039)	1	19,024
Accounts receivable sold	(24,700)	—	—	—	(24,700)
Inventories	1,078	17,900	(611)	—	18,367
Other current assets	(564)	3,827	(394)	—	2,869
Accounts payable & accrued liabilities	23,586	(72,653)	9,871	15,799	(23,397)

Net cash from (used by) operating activities	16,926	(7,195)	11,272	—	21,003

Investing activities:
Payments for property & equipment	(1,044)	(6,663)	(2,151)	—	(9,858)
Other	(7,010)	4,151	(1,281)	—	(4,140)

Net cash from (used by) investing activities	(8,054)	(2,512)	(3,432)	—	(13,998)

Financing activities:
Net (payments of) proceeds from long-term revolving credit facility	(3,397)	(3)	—	—	(3,400)
Net (payments of) proceeds of long-term debt	—	(110)	—	—	(110)
New debt issuance costs	—	(978)	—	—	(978)
Other	(5,496)	10,917	(9,531)	—	(4,110)

Net cash from (used by) financing activities	(8,893)	9,826	(9,531)	—	(8,598)

Effect of exchange rate changes on cash	—	—	(120)	—	(120)
Net increase in cash and cash equivalents	(21)	119	(1,811)	—	(1,713)
Cash and cash equivalents at beginning of period	329	518	4,167	—	5,014

Cash and cash equivalents at end of period	$308	$637	$2,356	$—	$3,301

NOTE P—GOODWILL

Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and, at a minimum, annually thereafter.

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For the 2002 goodwill impairment charge, in connection with our adoption of SFAS 142, we engaged a third-party valuation firm to estimate the fair value of our reporting units. The valuation firm used a discounted cash flow model to determine the fair value of our reporting units with a discount rate based on a risk-adjusted weighted average cost of capital for each unit. Because the fair value of our reporting units, as determined by the valuation firm, was less than the carrying value of the reporting unit net assets, we performed the second step of the impairment test as required and determined that an impairment charge was required for each reporting unit. The cumulative effect adjustment recognized as a result of the impairment charge was $58,730,000 (after tax), consisting of write offs for the impairment of goodwill in the domestic aluminum and zinc segments. We will perform our annual impairment review as of December 31 of each year. No impairment of goodwill was indicated as of December 31, 2003.

The following table sets forth a reconciliation of net earnings (loss) before cumulative effect of the accounting change and earnings (loss) before cumulative effect of the accounting change per share for the four years ended December 31, 2003 as though the accounting for goodwill had been in effect at the beginning of fiscal 2001:

(Amounts in thousands, except per-share amounts)	Net Earnings For the year ended December 31,			Diluted EPS For the year ended December 31,
	2003	2002	2001	2003	2002	2001
Net earnings (loss)	$4,971	$(51,866)	$(2,722)	$0.33	$(3.54)	(0.18)
Less: Cumulative net earnings effect from the accounting change for goodwill	—	(58,730)	—	—	(4.01)	—

Earnings (loss), excluding cumulative effect	4,971	6,864	(2,722)	0.33	0.47	(0.18)
Add: Goodwill amortization	—	—	3,721	—	—	0.25

Earnings excluding cumulative effect from the accounting change in 2002 and goodwill amortization in 2001	$4,971	$6,864	$999	$0.33	$0.47	$0.07

The goodwill impairment charge primarily reflected the decline in our stock price over the last several years. This decline was the result of several unforeseen factors which reduced our earnings. These factors included increased competition in the specification alloys business, increases in the supply of zinc over the past several years which has led to severe price declines in the selling prices for zinc, and energy related closures in the U.S. Pacific Northwest which has caused capacity reductions for some of our major customers.

Our goodwill by segment is shown below (in thousands). Certain reclassifications have been made to reflect our international aluminum segment (See NOTE M—“SEGMENT INFORMATION”).

	Domestic Aluminum Segment	International Aluminum Segment	Zinc Segment	Total
Goodwill balance at December 31, 2001	$70,082	$103	$45,377	$115,562
Acquisition of Recipar	—	1,120	—	1,120
Other acquisitions	—	—	250	250
Write-off of goodwill recognized in cumulative effect adjustment	(42,190)	(47)	(23,625)	(65,862)
Translation and other adjustments during the period		124	(76)	48

Balance at December 31, 2002	$27,892	$1,300	$21,926	$51,118

Acquisition of VAW-IMCO		17,950	—	17,950
Translation and other adjustments during the period	622	(641)	—	(19)

Balance at December 31, 2003	$28,514	$18,609	$21,926	$69,049

NOTE Q—MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS

We enter into production derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products. We evaluate and document each hedge item when entered into. It is our policy not to speculate in hedging activities.

We are engaged in activities that expose us to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices.

Our deferred gains and losses accumulate on our balance sheet (in Other Comprehensive Income) until the maturity of our respective hedging agreements. Due to the sometimes volatile nature of aluminum, zinc and natural gas prices, it would be impractical to estimate the amount we expect to be realized as earnings or loss on our income statement at any given time, or when these gains or losses will be realized.

Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities dampen, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Natural Gas: In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with its customers, which limit our exposure to natural gas price risk. At December 31, 2003, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 2,910,000 Mmbtus of natural gas, which represents approximately 41% and 13% of our expected 2004 and 2005 fuel needs, respectively. At December 31, 2003, the fair value gain of these contracts was $1,537,000 ($953,000 net of tax). At December 31, 2002, these contracts totaled 1,660,000 Mmbtus with a fair value gain of $2,081,000 ($1,290,000 net of tax). In 2003, 2002 and 2001, natural gas hedging activities increased (decreased) cost of goods sold by the following respective amounts: ($3,401,000), $3,105,000 and $2,173,000 respectively.

Aluminum: We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2004 total production covered under these futures sale contracts as of December 31, 2003 was 1,420 metric tonnes (mt) with a fair value deferred loss of $117,000 ($73,000 after tax). As of December 31, 2002, total production covered under these futures sale contracts was 6,215 mt with a fair value gain of $22,000 ($13,000 net of tax).

We also enter into forward purchase contracts. As of December 31, 2003, we had contracts for 5,720 mt with a fair value deferred gain of $376,000 ($233,000 net of tax). As of December 31, 2002, we had contracts for 2,785 mt with a fair value gain of $22,000 ($14,000 net of tax).

In 2003, 2002 and 2001, our domestic aluminum revenue was lower by $185,000, $421,000 and $923,000, respectively, for settled metal hedging contracts.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At December 31, 2003, 2004 estimated total production covered under these futures sale contracts was 4,075 mt with a fair value deferred loss of $349,000 ($217,000 net of tax). At December 31, 2002, 2003 estimated total production covered under these futures sale contracts was 2,400 mt with a fair value gain of $132,000 ($82,000 net of tax).

In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At December 31, 2003, 2004 estimated total production covered under these futures purchase contracts was 10,227 mt with a fair value deferred gain of $1,571,000 ($974,000 net of tax). At December 31, 2002, 2003 estimated total production covered under these futures purchase contracts was 17,168 mt with a fair value deferred loss of $1,170,000 ($726,000 net of tax).

In 2003, 2002 and 2001 our zinc revenue was lower by $343,000, $2,117,000 and $3,785,000 respectively, due to settled zinc metal hedging contracts.

VAW-IMCO: VAW-IMCO has a significant metal hedging program. The majority of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. VAW-IMCO does not hold or issue any derivative financial instruments for trading purposes. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

Unlike the derivative contracts utilized throughout the rest of our hedging operations, the unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, “Accounting for Derivatives and Hedging Activities.” VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the financial statements.

As of December 31, 2003, VAW-IMCO had forward purchase contracts for high-grade aluminum for 26,425 mt with a fair value of $42,599,000 U.S. Dollars. Also as of December 31, 2003, VAW-IMCO had forward sales contracts for 14,450 mt with a fair value of $23,331,000.

VAW-IMCO’s losses on metal hedging transactions, as reflected in our consolidated cost of goods sold, was approximately $1,479,000 for the ten months of March through December 2003.

We are exposed to losses in the event of non-performance by the counter-parties to the financial hedge agreements and futures contracts discussed above; however, we do not anticipate any non-performance by the counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. We do not require collateral to support broker transactions.

NOTE R—OTHER COMPREHENSIVE EARNINGS (LOSS)

The following table presents the components of other comprehensive earnings (loss), which are items that change equity during the reporting period, but are not included in earnings (in thousands):

	Total	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation, Unrealized Gain (Loss)
Balance at December 31, 2000	$(5,143)	$—	$(5,143)
Current year net change	176	—	176
Change in fair value of derivative financial instruments	(10,350)	(10,350)	— —
Reclassification of derivative financial instruments into earnings	2,535	2,535	—
Income tax effect	2,892	2,892	—

Balance at December 31, 2001	$(9,890)	$(4,923)	$(4,967)
Current year net change	(5,384)	—	(5,384)
Change in fair value of derivative financial instruments	9,225	9,225	—
Reclassification of derivative financial instruments into earnings	(567)	(567)	—
Income tax effect	(3,214)	(3,214)	—

Balance at December 31, 2002	$(9,830)	$521	$(10,351)
Current year net change	3,587	—	3,587
Change in fair value of derivative financial instruments	(1,643)	(1,643)	—
Reclassification of derivative financial instruments into earnings	3,929	3,929	—
Income tax effect	(868)	(868)	—

Balance at December 31, 2003	$(4,825)	$1,939	$(6,764)

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of earnings are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity, other than for current intercompany accounts, as a component of other comprehensive earnings (loss), as shown above.

During 2003, we incurred an unrealized foreign currency translation gain of $3,587,000. The weakening of the U.S. Dollar against the Euro was responsible for most of this gain. To a lesser degree, the strengthening of the British Pound also contributed to this gain. Offsetting these gains was the weakening of the Mexican Peso. As of December 31, 2003, our accumulated foreign currency translation adjustment totaled $6,764,000. On average, for 2003 the Euro increased in value by roughly 20% against the U.S. Dollar, and the British Pound increased in value by approximately 9% against the U.S. Dollar. The Mexican Peso, however, has fallen by approximately 11% in value against the U.S. Dollar.

In 2002 we incurred an unrealized foreign currency translation loss of $5,384,000. Of this amount, $4,900,000 was due to our operations in Brazil, and of this, $4,200,000 of this loss occurred during the third quarter of 2002. During this time, the Brazilian currency lost 23% of its value against the U.S. Dollar.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. In addition, there was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors and nominees for director of our company appears under the captions “Election of Directors,” “Corporate Governance” and “Remuneration of Directors and Officers — Compliance with Section 16(a)” in our definitive Proxy Statement (herein so called) relating to our 2004 Annual Meeting of Stockholders, to be filed with the SEC under Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. We anticipate that the definitive Proxy Statement will be filed with the SEC and mailed to stockholders in April 2004. Certain information as to executive officers of our company is included herein under PART I, ITEM 4A “EXECUTIVE OFFICERS OF THE REGISTRANT.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Regulation S-K Item 402 under this item appears under the caption “Remuneration of Directors and Officers” in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item appears under the caption “Voting and Principal Stockholders” in the definitive Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2003, as to our shares of common stock that may be issued under our equity compensation plans, including our 1990 Amended and Restated Stock Option Plan, 1992 Stock Option Plan, Annual Incentive Program, Employee Stock Purchase Plan (ESPP) and our Amended and Restated 2000 Restricted Stock Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Stockholders (1)	2,054,384		$10.37	730,643	(3)(4)
Equity Compensation Plans Not Approved by Stockholders	91,667	(2)	$5.93	508,333	(5)

Total	2,146,051		$10.18	1,238,976

(1)	Represents shares under the 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, the ESPP, and the Annual Incentive Program (except as described in note (2) below).
(2)	Consists of 91,667 shares under options granted under the Annual Incentive Program, as described below.
(3)	Includes shares available for future issuance under the ESPP. As of December 31, 2003, an aggregate of 590,387 shares of common stock were available for issuance under the ESPP.
(4)	The term of the 1992 Stock Option Plan expired on December 15, 2002. As of December 31, 2003, a total of 1,224,970 shares of common stock were issuable upon the exercise of outstanding options under this expired plan and are included under column (a). The weighted average exercise price of these outstanding options is $10.36 per share. No additional options may be granted under this expired plan.
(5)	Includes 208,333 shares issuable under the Annual Incentive Program, and 300,000 shares of common stock reserved for issuance under the Amended and Restated 2000 Restricted Stock Plan. Does not include 930,000 shares of restricted stock issued under contractual grants to three executive officers, as described below.

Amended and Restated 2000 Restricted Stock Plan. During 2000 our Board of Directors approved the IMCO Recycling Inc. 2000 Restricted Stock Plan. This plan granted our Compensation Committee the authority to make awards of restricted stock of up to 300,000 shares, in order to attract and retain key employees of the Company and its subsidiaries. No awards under this plan had been made as of December 31, 2003. In February 2004, our Board of Directors amended and restated the plan, granting the Compensation Committee the authority to grant restricted stock units as well as restricted stock out of the 300,000 available shares under the plan. Upon its amendment and restatement, our Compensation Committee then granted a total of 134,000 restricted stock units to six of our executive officers (which grants are not reflected in the table above). Any delivery or issuance of shares under this plan must be from shares of common stock held in our treasury or from shares we repurchased.

Under the terms of this plan, we will enter into individual award agreements with participants designated by the Compensation Committee specifying the number of shares of common stock (or restricted stock units) granted under the award, the price (if any) to be paid by the grantee for the restricted stock, the restriction period during which the award is subject to forfeiture, and any performance objectives specified by the Compensation Committee. Participants will not be permitted to sell, transfer or pledge their restricted stock during their restriction period.

Upon termination of a participant’s employment with our company for any reason other than death, disability or retirement, all nonvested shares of nonvested restricted stock and nonvested restricted stock units will be forfeited. In addition, in the event of a “change in control” of our company (as defined in the plan), all restricted stock and restricted stock units will become fully vested. Unless sooner terminated, the Amended and Restated 2000 Restricted Stock Plan will terminate on December 13, 2010.

Contractual Restricted Stock Awards to Executives. During 2000 and 2001, our Board of Directors approved contractual grants of a total of 650,000 shares of restricted stock to our three most senior executives, Don V. Ingram, Paul V. Dufour, and Richard L. Kerr. See ITEM 4A – “EXECUTIVE OFFICERS OF THE REGISTRANT.” These awards were made in connection with employment agreements we entered into with these individuals at those times. The shares are restricted, cannot be sold or pledged, and are subject to forfeiture during their restriction period under each grant. All of the shares of restricted stock granted were from our treasury or shares repurchased and held by us.

In October 2002, under a similar contractual grant, we awarded Mr. Ingram an additional award of 200,000 shares of restricted common stock. The restrictions on transfer for Mr. Ingram’s shares do not lapse until 2009 in the case of his 2002 grant, and 2007 in the case of his 2000 grant. The terms of the award do not provide for any partial vesting of the restricted shares over time. However, the restrictions also lapse upon Mr. Ingram’s (i) death or disability, (ii) termination by us without cause, and (iii) constructive termination (resignation for good reason). They will also lapse upon a change in control of our company (which term is defined in Mr. Ingram’s employment agreement). Dividends are not earned or paid on these shares unless and until the shares are vested.

A similar contractual grant was awarded in May 2003 to Mr. Dufour for an additional 80,000 shares of restricted common stock. The restrictions on transfer for Mr. Dufour’s shares do not lapse until 2010 in the case of his 2003 grant, and 2007 in the case of his 2000 grant. The terms of the award do not provide for any partial vesting of the restricted shares over time. However, the restrictions do lapse upon Mr. Dufour’s (i) death or disability, (ii) termination by us without cause, and (iii) constructive termination (resignation for good reason). They will also lapse upon a change in control of our company (which term is defined in Mr. Dufour’s employment agreement). Like Mr. Ingram’s grants, dividends are not earned or paid on these shares unless and until they are vested.

For Mr. Kerr’s 2001 award, vesting of the shares awarded him does not begin until there is a “change of control” of our company (as that term is defined in his employment agreement). If the awards are not assumed by our successor, or if equivalent substitute awards are not granted upon a change of control, then the restricted stock awards vest in full upon the change of control event. If the awards are assumed or equivalent substitute awards are granted in replacement of the old awards, then the restriction period on the restricted stock awards will commence and continue until the date that is two years after the change of control, when they will then fully vest. Dividends are not earned on the shares of restricted stock unless there is a change of control. The award agreement also provides that upon a change of control, all stock options held by Mr. Kerr outstanding as of the date of his restricted stock grant that remain unexercised as of the date of the change of control event, will automatically terminate.

Annual Incentive Program. Our Annual Incentive Program (the 1996 Incentive Plan) was first adopted by our Board and approved by our stockholders in 1996. In 1998, the Board and stockholders approved an amendment to the 1996 Incentive Plan that increased the total number of shares of common stock reserved for issuance under the plan to 900,000 shares. During 2000, the Board again amended the 1996 Incentive Plan, authorizing an additional 300,000 shares reserved under the plan. However, this plan amendment provided that only treasury shares or shares repurchased by us could be used for options granted out of the additional 300,000 shares reserved. At December 31, 2003, options had been granted and were outstanding to purchase 101,000 shares from this additional 300,000 share reserve under the 1996 Incentive Plan. As of December 31, 2003, options to purchase a total of 877,348 shares of common stock had been granted under the 1996 Incentive Plan.

Eligible participants under the 1996 Incentive Plan are our key employees, consultants, officers and directors selected by the Compensation Committee from time to time.

Unless sooner terminated by action of our Board, the 1996 Incentive Plan will expire in February 2006. Our Compensation Committee may provide for the exercise of options in installments, and on such other terms, conditions and restrictions as it determines. The exercise price for nonqualified and incentive stock options granted under our 1996 Incentive Plan cannot be less than the fair market value of the common stock on the date of grant. The option period may not extend longer than ten years from the date the option is granted and, in the case of incentive stock options, is limited to five years from the date of grant for certain participants owning more than 10% of the outstanding common stock. The options granted under our 1996 Incentive Plan are not transferable other than by will or by the laws of descent and distribution or under the terms of a qualified domestic relations order.

The exercise price of options granted under our 1996 Incentive Plan may be paid in cash or in shares of common stock valued at their fair market value on the date of exercise (or in any combination of cash and shares). In the event that shares are delivered by a participant in payment of all of a portion of the exercise price, or shares are delivered to or withheld by us in payment of our tax withholding obligations upon exercise, the exercising participant will automatically be granted a “reload” stock option to purchase the number of shares delivered to or withheld by us. The exercise price for a reload stock option will be equal to the fair market value per share of common stock on the date of exercise of the primary option. The option period for a reload stock option will commence on the date of grant and expire on the expiration date of the original stock option.

In the event that a participant exercises a stock option and receives a reload stock option, the participant will be restricted from transferring or pledging a number of shares received by the participant upon exercise of the original stock option, equal to one-half of the total number of shares delivered to and withheld by us upon the exercise of the stock option. These restrictions will continue in effect for up to five years, but will earlier expire upon the participant’s retirement, death or disability, or upon a “change of control” of our company. In addition, the Compensation Committee may in its discretion waive these restrictions on transfer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the captions “Remuneration of Directors and Officers—Stock Options”, and “—Certain Transactions” in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears under the caption “Proposal to Ratify Appointment of Independent Auditors” in the definitive Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8 – “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

2.	Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8 – “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of IMCO Recycling Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112152) on January 23, 2004, and incorporated herein by reference.

3.2	By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

3.3	Amendment to By-laws of IMCO Recycling Inc. adopted in August 2000, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Indenture, dated as of October 6, 2003, among IMCO Recycling Inc., the Subsidiary Guarantors parties thereto, and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.2	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as part of Exhibit 4.1 hereof.

4.3	Registration Rights Agreement, dated as of October 6, 2003, among IMCO Recycling Inc., certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.2	Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour and Robert R. Holian.

10.3	Credit and Security Agreement dated as of October 6, 2003 by and among IMCO Recycling Inc., certain of its subsidiaries parties thereto, PNC Bank, National Association and JPMorgan Chase Bank, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

10.4	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 on January 29, 2004 and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterik. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

**10.5	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

**10.6	IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

10.7	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 (Registration No. 333-81949), and incorporated herein by reference.

**10.8	Split-Dollar Life Insurance Agreement between Steve B. Ingram, Trustee of the Ingram Family Insurance Trust No. 1 and the Company, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

**10.9	IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

* **10.10	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan.

**10.11	Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000 filed as Exhibit 10.20 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.12	Restricted Stock Award Agreement between the Company and Paul V. Dufour dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to the Restricted Stock Award Agreement between the Company and Richard L. Kerr dated February 1, 2001.

**10.13	Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000 filed as Exhibit 10.22 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.14	Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001 filed as Exhibit 10.23 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.15	Amendment No. 1 to Employment Agreement for Don V. Ingram dated December 18, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

**10.16	Amendment No. 2 to Employment Agreement between the Company and Don V. Ingram dated May 9, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.17	Amendment No. 2 to Employment Agreement between the Company and Paul V. Dufour dated May 9, 2003 filed as Exhibit 10.3 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.18	2003 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 7, 2003 filed as Exhibit 10.4 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.19	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 8, 2003, filed as Exhibit 10.5 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.20	2002 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002 filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

**10.21	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of IMCO Recycling Inc. as of March 1, 2004.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On October 7, 2003, we filed a Form 8-K under Items 5 and 7, reporting the closing of the issuance of $210,000,000 aggregate principal amount of our 10 3/8% senior secured notes due 2010, and the closing of a new four-year $120,000,000 senior secured revolving credit facility.

On October 30, 2003, we furnished a Form 8-K, under Item 12, that included a press release announcing our results for the quarter ended September 30, 2003.

(c)	See sub-item (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	IMCO Recycling Inc.

	By:	/s/ Robert R. Holian
Robert R. Holian, Senior Vice President,
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Don V. Ingram Don V. Ingram	Director, Chairman of the Board, Chief Executive Officer and President	March 15, 2004

/s/ Don Navarro Don Navarro	Director	March 15, 2004

/s/ John E. Balkcom John E. Balkcom	Director	March 15, 2004

/s/ James C. Cooksey James C. Cooksey	Director	March 15, 2004

John E. Grimes	Director	March 15, 2004

/s/ Hugh G. Robinson Hugh G. Robinson	Director	March 15, 2004

/s/ Dale V. Kesler Dale V. Kesler	Director	March 15, 2004

/s/ Paul V. Dufour Paul V. Dufour	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ Robert R. Holian Robert R. Holian	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of IMCO Recycling Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112152) on January 23, 2004, and incorporated herein by reference.

3.2	By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

3.3	Amendment to By-laws of IMCO Recycling Inc. adopted in August 2000, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Indenture, dated as of October 6, 2003, among IMCO Recycling Inc., the Subsidiary Guarantors parties thereto, and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.2	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as part of Exhibit 4.1 hereof.

4.3	Registration Rights Agreement, dated as of October 6, 2003, among IMCO Recycling Inc., certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.2	Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour and Robert R. Holian.

10.3	Credit and Security Agreement dated as of October 6, 2003 by and among IMCO Recycling Inc., certain of its subsidiaries parties thereto, PNC Bank, National Association and JPMorgan Chase Bank, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

10.4	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 on January 29, 2004 and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterik. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

**10.5	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

**10.6	IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

10.7	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 (Registration No. 333-81949), and incorporated herein by reference.

**10.8	Split-Dollar Life Insurance Agreement between Steve B. Ingram, Trustee of the Ingram Family Insurance Trust No. 1 and the Company, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

**10.9	IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

* **10.10	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan.

**10.11	Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000 filed as Exhibit 10.20 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.12	Restricted Stock Award Agreement between the Company and Paul V. Dufour dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to the Restricted Stock Award Agreement between the Company and Richard L. Kerr dated February 1, 2001.

**10.13	Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000 filed as Exhibit 10.22 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.14	Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001 filed as Exhibit 10.23 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.15	Amendment No. 1 to Employment Agreement for Don V. Ingram dated December 18, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

**10.16	Amendment No. 2 to Employment Agreement between the Company and Don V. Ingram dated May 9, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.17	Amendment No. 2 to Employment Agreement between the Company and Paul V. Dufour dated May 9, 2003 filed as Exhibit 10.3 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.18	2003 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 7, 2003 filed as Exhibit 10.4 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.19	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 8, 2003, filed as Exhibit 10.5 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.20	2002 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002 filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

**10.21	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of IMCO Recycling Inc. as of March 1, 2004.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.