Form 10-Q
period 2004-03-31
IMCO RECYCLING INC
filed 2004-05-10
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2004.

Common Stock, $0.10 par value, 15,443,674

Page 1 of 65.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,759	$14,760
Accounts receivable (net of allowance of $1,304 and $1,228 at March 31, 2004 and December 31, 2003, respectively)	136,985	112,128
Inventories	75,000	78,270
Restricted cash	22,278	—
Deferred income taxes	12,367	11,229
Other current assets	15,350	12,382

Total Current Assets	272,739	228,769
Property and equipment, net	216,172	219,668
Goodwill	69,351	69,049
Restricted cash	—	24,846
Investments in joint ventures	893	976
Other assets, net	12,798	13,209

	$571,953	$556,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$95,719	$96,207
Accrued liabilities	41,688	30,955
Current maturities of long-term debt	26	26

Total Current Liabilities	137,433	127,188
Long-term debt	255,751	256,167
Deferred income taxes	22,097	20,390
Other long-term liabilities	25,623	25,244
STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,157,437 issued at March 31, 2004; 17,155,211 issued at December 31, 2003	1,716	1,716
Additional paid-in capital	102,885	103,264
Deferred stock compensation	(5,480)	(4,153)
Retained earnings	53,900	51,189
Accumulated other comprehensive loss	(4,565)	(4,825)
Treasury stock, at cost; 1,631,863 shares at March 31, 2004; 1,843,403 shares at December 31, 2003	(17,407)	(19,663)

Total Stockholders’ Equity	131,049	127,528

	$571,953	$556,517

See Notes to Consolidated Financial Statements.

Page 2 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2004	2003
Revenues	$278,508	$195,083
Cost of sales	255,361	183,176

Gross profits	23,147	11,907
Selling, general and administrative expense	11,931	8,005
Fees on receivables sale	—	290
Interest expense	6,444	2,349
Other (income) expense net	143	67
Equity in net earnings of affiliates	(17)	(925)

Earnings before provision for income taxes and minority interests	4,646	2,121
Provision for income taxes	1,908	646

Earnings before minority interests	2,738	1,475
Minority interests, net of provision for income taxes	27	152

Net earnings	$2,711	$1,323

Net earnings per common share:
Basic	$0.19	$0.09
Diluted	$0.18	$0.09
Weighted average shares outstanding:
Basic	14,501	14,502
Diluted	15,294	14,548

See Notes to Consolidated Financial Statements.

Page 3 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Earnings	$2,711	$1,323
Depreciation and amortization	7,115	6,305
Provision for deferred income taxes	675	416
Equity in earnings of affiliates	(17)	(925)
Other non-cash charges	1,290	995
Changes in operating assets and liabilities:
Accounts receivable	(26,006)	(10,973)
Accounts receivable sold	—	(4,400)
Inventories	2,832	1,081
Other current assets	(1,467)	613
Accounts payable and accrued liabilities	15,032	(3,200)

Net cash from (used by) operating activities	2,165	(8,765)
INVESTING ACTIVITIES
Payments for property and equipment	(7,626)	(2,392)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	15,669
Decrease in restricted cash	2,568	—
Other	(300)	121

Net cash from (used by) investing activities	(5,358)	13,398
FINANCING ACTIVITIES
Net payments of long-term revolving credit facility	(428)	12,500
Net payments of proceeds from issuance of long-term debt	—	1,181
Debt issuance costs	(209)	—
Other	127	(93)

Net cash from (used by) financing activities	(510)	13,588

Effect of exchange rate differences on cash and cash equivalents	(298)	(52)

Net increase (decrease) in cash and cash equivalents	(4,001)	18,169
Cash and cash equivalents at January 1	14,760	6,875

Cash and cash equivalents at March 31	$10,759	$25,044

SUPPLEMENTARY INFORMATION
Cash payments for interest	$366	$1,540
Cash payments for income taxes, net of refunds received	$665	$1,106

See Notes to Consolidated Financial Statements.

Page 4 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2004

(dollars in tables are in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B - INVENTORIES

The components of inventories are:

	March 31, 2004	December 31, 2003
Finished goods	$33,362	$36,329
Raw materials	35,219	33,428
Work in process	2,646	4,613
Supplies	3,773	3,900

	$75,000	$78,270

Page 5 of 65.

NOTE C – LONG-TERM DEBT

In February 2004, our VAW-IMCO subsidiary paid us approximately 20,000,000 Euros (U.S. $24,846,000, including interest) paying in full its indebtedness owed to us under the intercompany note that we had pledged as part of the collateral security for the senior secured notes we issued in October 2003. The prepayment of this intercompany note, which was denominated in U.S. Dollars, resulted in a recognized gain of $278,000 for the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the senior secured notes, which permits us for a one-year period to use these funds for acquisitions and construction of assets and properties to be used in our domestic business. These assets will be added to and form a part of the collateral security for the senior secured notes.

Giving effect to the anticipated usage of the funds in the collateral account period in one year, the restricted cash balance of $22,278,000 remaining in the collateral account has been classified as a current asset. The funds had been classified as a long-term asset on our balance sheet as of December 31, 2003. In the first quarter of 2004, we withdrew from the collateral account $2,568,000 for capital expenditures related to manufacturing equipment, pollution control equipment and buildings. These assets now form part of the collateral security for the senior secured notes.

The prepayment of the intercompany note resulted in a gain of $1,880,000, recognized in December of 2003, since the note had been marked-to-market as it was current in nature and given the rise in value of the Euro against the U.S. Dollar. In February 2004, the repayment of the intercompany note resulted in the recognition of an additional gain of $278,000. This gain was also due to the rise in value of the Euro against the U.S. Dollar at that time.

Page 6 of 65.

Our long-term debt is summarized as follows:

	March 31, 2004	December 31, 2003
Senior Credit Facility, expiring in October 2007	$32,563	$32,991
10-3/8% Senior Secured Notes, due October 6, 2010 (net of the discount)	208,769	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of the discount)	5,705	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	40	46

Subtotal	255,777	256,193
Less current maturities	26	26

Total	$255,751	$256,167

To refinance our then-existing indebtedness, on October 6, 2003, we issued $210,000,000 principal amount of senior secured notes. The issue was priced at 99.383% to yield 10.50% and provided $208,704,000 of proceeds. Interest is payable semi-annually, on April 15 and October 15 of each year, commencing on April 15, 2004. In addition, on October 6, 2003, we established a new four-year $120,000,000 senior secured revolving credit facility (senior credit facility). Our former senior credit facility and receivables sale facility were both scheduled to expire by their own terms in the fourth quarter of 2003.

As of March 31, 2004, we had $32,563,000 of indebtedness outstanding under our senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of March 31, 2004, we estimated that our borrowing base would have supported additional borrowings of $55,331,000 after giving effect to outstanding borrowings of $32,563,000 and outstanding letters of credit of $3,726,000. As of March 31, 2004, our total borrowing base was estimated to be approximately $91,620,000.

The senior secured notes are redeemable at our option, in whole or in part, at any time after October 15, 2007. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the senior secured notes with the proceeds of one or more equity offerings of our common shares at a redemption price of 110.375% of the principal amount of the senior secured notes, together with accrued and unpaid interest, if any, to the date of the redemption.

The senior secured notes are guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future restricted domestic subsidiaries. The senior secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE L—“CONDENSED

Page 7 of 65.

CONSOLIDATING FINANCIAL STATEMENTS.” The senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

Upon the occurrence of a “change of control” (as defined under the indenture governing the senior secured notes), we are required to offer to purchase the senior secured notes at a price equal to 101% of the principal amount of the outstanding senior secured notes plus accrued interest.

The indenture governing the senior secured notes, among other things, contains covenants limiting our ability and the ability of our restricted subsidiaries to incur additional debt; make restricted payments, including paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in sale-leaseback transactions; create liens on our or our subsidiaries’ assets; receive distributions; engage in transactions with affiliates; and merge or sell substantially all of our or our subsidiaries’ assets.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. If at any time during specified periods, our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

As a result of our new financing arrangements, we are currently unable to pay cash dividends to our stockholders. As of March 31, 2004, we were in compliance with all applicable debt covenants.

VAW-IMCO credit facilities

VAW-IMCO has two lines of credit available. As of March 31, 2004, no amounts were outstanding under these lines of credit. The total amount of credit available under these facilities is 15,000,000 Euros ($18,455,000 U.S. Dollars).

Page 8 of 65.

NOTE D – NET EARNINGS PER SHARE

The following table set forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended
	March 31,
	2004	2003
Numerator for basic and diluted earnings per share:
Net earnings	$2,711	$1,323
Denominator:
Basic earnings per share-weighted-average shares	14,500,971	14,502,356
Dilutive potential common shares- stock options	792,864	45,416

Denominator for diluted earnings per share	15,293,835	14,547,772

Net earnings per share:
Basic	$0.19	$0.09
Diluted	$0.18	$0.09

As of March 31, 2004, we had a total of 930,000 shares of restricted stock outstanding, of which the unvested shares are excluded from our basic earnings per share calculation. We also had options for 1,018,667 shares that were considered anti-dilutive.

NOTE E – COMMITMENTS AND CONTINGENCIES

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

Page 9 of 65.

Environmental proceedings

In 1997, the Illinois Environmental Protection Agency (IEPA) notified us that two of our zinc subsidiaries were potentially responsible parties (PRP) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sent zinc oxide for processing and resale. The site has not been fully investigated and final estimated cleanup costs have not yet been determined. We have been informed by the IEPA that the agency is preparing a revised list of companies that may have sent materials to the site and the volume of materials sent by each company. Once we receive this information, we may seek, possibly in connection with other PRPs, an agreed resolution of the IEPA’s claims.

On February 15, 2001, the State of Michigan filed a lawsuit against us in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arose out of disputes between our Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at Alchem’s aluminum specialty alloy production facilities in Coldwater, Michigan. The State claimed injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit sought compliance by us as well as potentially substantial monetary penalties. On January 14, 2004, the parties settled the lawsuit by entering a Consent Judgment with the State Circuit Court. The Consent Judgment requires that we (i) operate our Coldwater aluminum facilities in compliance with a permit compliance program, (ii) adhere to certain recordkeeping, notification and testing guidelines, (iii) install a baghouse and associated equipment at our Alchem facility in Coldwater; and (iv) pay a civil fine in the amount of $300,000 to the State of Michigan. We paid the civil fine in the first quarter of 2004 and are in compliance with the Consent Judgment.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to us a Notice of Violation (NOV) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at our Coldwater facilities. The NOV addressed the same instances of alleged non-compliance raised in the State of Michigan lawsuit, alleging that we purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Coldwater facilities and exceeded permitted emission levels. All issues raised in the NOV have been addressed through the State of Michigan lawsuit and Consent Judgment.

On March 17, 2004, we were named as a co-defendant in a lawsuit filed in the U.S. District Court for the Central District of California. The listed claimants are the current owners of a Corona, California property formerly owned by one of our subsidiaries. The petition seeks declaratory relief and damages in an unspecified amount in connection with an alleged release of hazardous substances on the property. We believe that we have meritorious defenses to the claims contained in the petition. We plan a vigorous defense against these claims and are seeking indemnification from certain of the other co-defendants.

There is the possibility that expenditures could be required at our other facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect our results of operations and financial condition in future periods.

Page 10 of 65.

Other legal proceedings

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered an amended judgment in our favor in March 2004. We have filed post-trial motions seeking the award of our attorneys fees. Based on the favorable amended judgment, we believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case. We have deferred expensing certain legal fees and expenses incurred during the third quarter of 2003 in connection with this matter.

We are also a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such proceedings would not have a material adverse effect on our financial position or results of operations.

NOTE F – OTHER COMPREHENSIVE EARNINGS (LOSS)

The following table presents the components of other comprehensive earnings (loss). These items change equity during the reporting period, but are not included in earnings.

	Total	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation, Unrealized Gain (Loss)
Balance at December 31, 2003	$(4,825)	$1,939	$(6,764)
Current quarter net change	(711)	—	(711)
Change in fair value of derivative financial instruments	2,607	2,607	—
Reclassification of (gains) on derivative financial instruments into earnings	(1,039)	(1,039)	—
Income tax effect	(597)	(597)	—

Balance at March 31, 2004	$(4,565)	$2,910	$(7,475)

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of earnings are translated using the average

Page 11 of 65.

exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity, other than for current intercompany accounts, as a component of other comprehensive earnings (loss). Foreign currency translation adjustments, unrealized gains or losses, accumulate in equity until the final disposition of their respective operations.

See NOTE N- “MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS” for further information in regards to our deferred hedging activities.

NOTE G – SEGMENT REPORTING

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

Measurement of Segment Profit or Loss and Segment Assets:

The accounting policies of the reportable segments are the same as those described in NOTE A—”SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of our Form 10-K for the year ended December 31, 2003. We evaluate performance based on gross profit or loss from operations, net of selling expenses, which we title “Segment Income.” Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at our headquarters office in Irving, Texas are not allocated to the reportable segments.

Page 12 of 65.

Factors Management Used to Identify Our Reportable Segments:

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	March 31, 2004	December 31, 2003
Assets:
Domestic Aluminum	$263,359	$232,060
International Aluminum	164,323	181,277
Zinc	110,346	109,815
Other unallocated assets	33,925	33,365

Total Assets	$571,953	$556,517

The following table shows our revenues and income for the three month periods ended March 31, 2004 and March 31, 2003, respectively.

	Three months ended March 31,
	2004	2003
REVENUES:
Domestic Aluminum	$137,679	$127,117
International Aluminum	90,673	33,264
Zinc	50,156	34,702

Total Revenues	$278,508	$195,083

SEGMENT INCOME:
Domestic Aluminum	$6,620	$5,813
International Aluminum	6,957	2,909
Zinc	3,893	1,106

Total Segment Income	$17,470	$9,828

Unallocated amounts:
General and administrative expenses	$(6,358)	$(4,992)
Interest expense	(6,444)	(2,349)
Fees on receivables sale	—	(290)
Interest and other income	(22)	(76)

Earnings before provision for
income taxes and minority interests	$4,646	$2,121

NOTE H – VAW-IMCO

On March 14, 2003, we entered into an agreement with Hydro Aluminium Deutschland GmbH (Hydro) and VAW-IMCO, finalizing the terms and conditions under which VAW-IMCO would redeem its shares owned by Hydro.

Page 13 of 65.

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity in excess of 700 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets. This acquisition of the remaining 50% interest in VAW-IMCO was an important step in the on-going expansion of our international operations.

As a result of this agreement, voting control of VAW-IMCO was effectively vested in a wholly-owned subsidiary of ours, and effective March 1, 2003, the accounts of VAW-IMCO were consolidated with those of ours and reflected within our consolidated financial statements. Prior to that date, the accounts of VAW-IMCO were reflected in our financial statements under the equity method of accounting.

The following table represents our condensed unaudited pro forma statement of operations for the three months ended March 31, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations. The condensed unaudited pro forma statement of operations assumes that the consolidation of VAW-IMCO occurred on January 1, 2003.

Three months ended March 31, 2003
Revenues	$246,671
Gross profit	17,870
Net earnings	1,972
Net earnings per common share:
Basic	$0.14
Diluted	$0.14
Weighted average shares outstanding:
Basic	14,502,356
Diluted	14,547,772

NOTE I – STOCK BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Our net earnings and earnings

Page 14 of 65.

per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

Our pro forma information below is presented as if we had applied the fair value recognition provision of SFAS 123 “Accounting for Stock-Based Compensation.”

	Three months ended March 31,
	2004	2003
Net earnings, as reported	$2,711	$1,323
Add: stock-based compensation expense included in reported net income, net of tax	166	91
Less: compensation cost determined under the fair value method, net of tax	(169)	(177)

Pro forma net earnings	$2,708	$1,237

Basic earnings per share:
As reported	$0.19	$0.09
Pro forma	0.19	0.09
Diluted earnings per share:
As reported	$0.18	$0.09
Pro forma	0.18	0.09

NOTE J – STOCKHOLDERS’ EQUITY

In February 2004, we awarded a total of 172,000 restricted stock units to certain of our officers and key employees resulting in deferred compensation of $1,594,000 recorded as a reduction to stockholders’ equity. This amount will be recorded as compensation expense over the vesting period of such restricted stock units. The restricted stock units cannot be transferred or pledged and are subject to forfeiture if the holder’s employment with us terminates for any reason other than death, disability or retirement. The restricted stock units fully vest upon the earlier of the fifth anniversary of the date of grant, a “change of control” of the company or upon the holder’s death, disability or retirement. The vested restricted stock units are exchangeable into shares of IMCO common stock.

NOTE K – INCOME TAXES

Our effective tax rate was 41% for the three months ended March 31, 2004. This compares to an effective tax rate of 39% for the comparable period in 2003. Our provision for income tax in 2003 excluded the equity income from VAW-IMCO, which is recorded on an after tax basis. Our overall effective rate increased in 2004 mostly due to the full consolidation of VAW-IMCO. Starting in March of 2003, VAW-IMCO was consolidated and this resulted in a higher overall effective tax rate due to German income taxes imposed on VAW-IMCO. This consolidation has had the impact of increasing our international earnings.

Higher interest expense and generally lower domestic earnings generated net operating losses in the U.S. Deferred tax benefits related to these net operating losses have been recorded. While our effective tax rate contemplates profitable operating results for the year, if expected profit improvements in our domestic operations do not occur, utilization of the existing U.S. deferred tax assets will need to be re-evaluated.

Page 15 of 65.

The provision for income taxes, including income taxes on minority interests, was as follows:

	Three months ended March 31,
	2004	2003
Current:
Federal	$—	$(80)
State	49	47
Foreign	2,738	670

	2,787	637
Deferred:
Federal	(766)	180
State	(140)	(60)
Foreign	27	(111)

	(879)	9

Provision for income taxes	$1,908	$646

The income tax expense (benefit), computed by applying the federal statutory rate to earnings (loss) before income taxes, differed from the provision for income taxes as follows:

	Three months ended March 31,
	2004	2003
Income taxes (benefit) at the federal statutory rate	$(903)	$(223)
Foreign taxes at the statutory rate	2,622	927
State income taxes, net	(63)	(14)
Foreign income not currently taxable	(17)	(263)
Other, net	269	219

Provision for income taxes	$1,908	$646

NOTE L – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (Guarantor Subsidiaries) are guarantors of the indebtedness of IMCO Recycling under its senior secured notes. See NOTE C - “LONG-TERM DEBT.” For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of IMCO Recycling Inc., the Guarantor Subsidiaries, and those subsidiaries of IMCO Recycling Inc. that are not guaranteeing the indebtedness under the senior secured notes (Non-Guarantor Subsidiaries).

The condensed consolidating balance sheets are presented as of March 31, 2004, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows are presented for the three months ended March 31, 2004 and 2003.

Page 16 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$153	$46	$10,560	$—	$10,759
Accounts receivable, net	9,494	78,314	49,589	(412)	136,985
Inventories	2,634	46,620	25,746	—	75,000
Restricted cash	22,278	—	—	—	22,278
Deferred income taxes	7,906	3,031	1,430	—	12,367
Other current assets	3,581	8,480	3,289	—	15,350

Total Current Assets	46,046	136,491	90,614	(412)	272,739
Property and equipment, net	36,476	107,006	74,547	(1,857)	216,172
Goodwill	3,660	49,374	16,317	—	69,351
Investments in joint ventures	—	893	—	—	893
Other assets, net	10,541	1,444	813	—	12,798
Investments in subsidiaries/intercompany receivable (payable), net	324,779	(95,176)	(7,330)	(222,273)	—

	$421,502	$200,032	$174,961	$(224,542)	$571,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,595	$52,563	$30,974	$(413)	$95,719
Accrued liabilities	13,596	7,046	21,046	—	41,688
Current maturities of long-term debt	—	22	4	—	26

Total Current Liabilities	26,191	59,631	52,024	(413)	137,433
Long-term debt	255,737	6	8	—	255,751
Deferred income taxes	3,930	9,777	8,390	—	22,097
Other long-term liabilities	5,389	3,734	16,500	—	25,623
Total Stockholders’ Equity	130,255	126,884	98,039	(224,129)	131,049

	$421,502	$200,032	$174,961	$(224,542)	$571,953

Page 17 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$27,706	$167,895	$94,876	$(11,969)	$278,508
Cost of sales	25,084	158,253	83,993	(11,969)	255,361

Gross profits	2,622	9,642	10,883	—	23,147
Selling, general and administrative expense	474	7,868	3,589	—	11,931
Interest expense	6,336	96	296	(284)	6,444
Other (income) expense net	1,171	(947)	(336)	255	143
Equity in net earnings of affiliates	(7,194)	(17)	—	7,194	(17)

Earnings before provision for income taxes and minority interest	1,835	2,642	7,334	(7,165)	4,646
Provision for income taxes	(876)	—	2,784	—	1,908

Earnings before minority interest	2,711	2,642	4,550	(7,165)	2,738
Minority interest, net of provision for income taxes	—	—	27	—	27

Net earnings (loss)	$2,711	$2,642	$4,523	$(7,165)	$2,711

Page 18 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,886	$139,835	$37,480	$(7,118)	$195,083
Cost of sales	22,313	134,456	33,525	(7,118)	183,176

Gross profits	2,573	5,379	3,955	—	11,907
Selling, general and administrative expense	466	6,739	800	—	8,005
Interest expense	1,714	242	548	(155)	2,349
Fees on receivables sale	—	290	—	—	290
Other (income) expense net	2,038	(2,277)	151	155	67
Equity in net earnings of affiliates	(2,822)	(190)	(735)	2,822	(925)

Earnings before provision for income taxes and minority interest	1,177	575	3,191	(2,822)	2,121
Provision for income taxes	(146)	—	792	—	646

Earnings before minority interests	1,323	575	2,399	(2,822)	1,475
Minority interests, net of provision for income taxes	—	—	152	—	152

Net earnings (loss)	$1,323	$575	$2,247	$(2,822)	$1,323

Page 19 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Earnings	$2,711	$2,642	$4,523	$(7,165)	$2,711
Depreciation and amortization	1,331	4,015	1,769	—	7,115
Provision for deferred income tax	642	—	33	—	675
Equity in earnings of affiliates	(7,194)	(17)	—	7,194	(17)
Net transfers with subsidiaries	(126,458)	88,036	32,282	6,140	—
Other non-cash items	305	1,313	(328)	—	1,290
Changes in operating assets and liabilities:
Accounts receivable	322	(13,023)	(13,305)	—	(26,006)
Inventories	1,659	(1,707)	2,880	—	2,832
Other current assets	51	(218)	(1,300)	—	(1,467)
Accounts payable and accrued liabilities	124,166	(77,581)	(25,384)	(6,169)	15,032

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(2,465)	3,460	1,170	—	2,165

INVESTING ACTIVITIES:
Payments for property and equipment	(1,255)	(3,564)	(2,807)	—	(7,626)
Decrease in restricted cash	2,568	—	—	—	2,568
Other	1,201	(240)	(1,261)	—	(300)

NET CASH FROM (USED BY) INVESTING ACTIVITIES	2,514	(3,804)	(4,068)	—	(5,358)

FINANCING ACTIVITIES:
Net (payments of) proceeds from long term revolving credit facility	(428)	—	—	—	(428)
New debt issuance costs	(209)	—	—	—	(209)
Other	238	256	(367)	—	127

NET CASH FROM (USED BY) FINANCING ACTIVITIES	(399)	256	(367)	—	(510)

Effects of exchange rate changes on cash	—	—	(298)	—	(298)
Net increase in cash and cash equivalents	(350)	(88)	(3,563)	—	(4,001)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153	$46	$10,560	$—	$10,759

Page 20 of 65.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Earnings	$1,323	$575	$2,247	$(2,822)	$1,323
Depreciation and amortization	1,459	3,858	988	—	6,305
Provision for deferred income tax	30	—	386	—	416
Equity in earnings of affiliates	(2,822)	(190)	(735)	2,822	(925)
Net transfers with subsidiaries	(33,180)	39,038	11,957	(17,815)	—
Other non-cash items	540	1,125	(670)	—	995
Changes in operating assets and liabilities:
Accounts receivable	4,941	(12,581)	(3,333)	—	(10,973)
Accounts receivable sold	(4,400)	—	—	—	(4,400)
Inventories	(154)	714	521	—	1,081
Other current assets	(16)	1,009	(380)	—	613
Accounts payable and accrued liabilities	17,707	(32,807)	(5,915)	17,815	(3,200)

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(14,572)	741	5,066	—	(8,765)

INVESTING ACTIVITIES:
Payments for property and equipment	(55)	(1,259)	(1,078)	—	(2,392)
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	—	—	15,669	—	15,669
Other	(37)	52	106	—	121

NET CASH FROM (USED BY) INVESTING ACTIVITIES	(92)	(1,207)	14,697	—	13,398

FINANCING ACTIVITIES:
Net (payments of) proceeds from long term revolving credit facility	12,500	—	—	—	12,500
Net (payments of) proceeds from of long-term debt	—	—	1,181	—	1,181
Other	86	382	(561)	—	(93)

NET CASH FROM (USED BY) FINANCING ACTIVITIES	12,586	382	620	—	13,588

Effects of exchange rate changes on cash	—	—	(52)	—	(52)
Net increase in cash and cash equivalents	(2,078)	(84)	20,331	—	18,169
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$340	$99	$24,605	$—	$25,044

Page 21 of 65.

NOTE M – EMPLOYEE BENEFITS

VAW-IMCO Pension Plan.

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some VAW-IMCO senior officers are entitled to receive enhanced pension benefits. The pension plan is classified as a book reserve plan, — that is, no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under Statement of Financial Accounting (SFAS) No. 87, “Employers’ Accounting for Pensions,” a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as an unfunded accrued pension cost. This liability is insured by a German pension insurance association under German law if VAW-IMCO is unable to fulfill its obligations. These obligations are included in “Other Long-Term Liabilities” on our consolidated balance sheet as of March 31, 2004.

Pension cost for the defined pension plan includes the following components of net periodic benefits cost:

Three months ended March 31, 2004
Service cost	$121
Interest cost	210
Amortization cost	36

$367

NOTE N – MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS

We enter into derivatives transactions to hedge the cost of energy and the price of certain aluminum and zinc products. We evaluate and document each hedge item when entered into. It is our policy not to speculate in hedging activities.

We are engaged in activities that expose us to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that market volatility may have on operating results. We do not engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices.

Our deferred gains and losses accumulate on our balance sheet (in Other Comprehensive (Loss) Income) until the maturity of our respective hedging agreements. Due to the sometimes volatile nature of aluminum, zinc and natural gas prices, it would be impractical to

Page 22 of 65.

estimate the amount we expect to be realized as earnings or loss on our income statement at any given time, or when these gains or losses will be realized.

Actual amounts realized will inevitably differ from our estimates. In addition, our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Natural Gas: In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with our customers, which limit our exposure to natural gas price risk.

At March 31, 2004, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 3,120,000 Mmbtus of natural gas, which represents approximately 62% and 20% of our expected 2004 and 2005 natural gas needs, respectively. At March 31, 2004, the deferred fair value gain of these contracts was $2,374,000 ($1,472,000 net of tax). For the three months ended March 31, 2004 and 2003, natural gas hedging activities decreased cost of goods sold by $653,000 and $1,921,000, respectively.

Domestic Aluminum: We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2004 total production covered under these futures sale contracts as of March 31, 2004 was 3,470 metric tonnes (mt) with a fair value deferred loss of $257,000 ($159,000 net of tax).

We also enter into forward purchase contracts for aluminum. As of March 31, 2004, we had contracts for 4,450 mt with a fair value deferred gain of $559,000 ($347,000 net of tax).

For the three months ended March 31, 2004 and 2003, our domestic aluminum revenue was higher by $366,000 and $5,000, respectively, for settled metal hedging contracts.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At March 31, 2004, estimated

Page 23 of 65.

total production covered for 2004 under these futures sale contracts was 1,300 mt with a fair value deferred gain of $19,000 ($12,000 net of tax).

In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At March 31, 2004, estimated total production for 2004 covered under these futures purchase contracts was 9,653 mt with a fair value deferred gain of $1,802,000 ($1,117,000 net of tax).

For the three months ended March 31, 2004 and 2003, our zinc revenue was higher (lower) by $20,000 and ($175,000), respectively, due to settled zinc metal hedging contracts.

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

As of March 31, 2004, VAW-IMCO had forward purchase contracts for high-grade aluminum for 40,225 mt having a fair value of U.S. $66,225,000. Also as of March 31, 2004, VAW-IMCO had forward sales contracts for 24,725 mt having a fair value of U.S. $41,318,000.

VAW-IMCO’s gains on metal hedging transactions, as reflected in our consolidated cost of goods sold, was approximately U.S. $1,651,000, net, for the three months ended March 31, 2004. VAW-IMCO realized and recognized metal hedging losses of approximately U.S. $260,000 on first quarter 2004 hedging activities. In addition, VAW-IMCO recognized in its cost of goods sold, unrealized gains of approximately U.S. $1,911,000 due to metal hedging activities.

We are exposed to losses in the event of non-performance by the counter-parties to the financial hedge agreements and futures contracts discussed above; however, we do not currently anticipate any non-performance by counter-parties. The counter-parties are

Page 24 of 65.

evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. We do not require collateral to support broker transactions.

None of our other international locations engage in commodity hedging, as their processing activities consist mainly of tolling.

NOTE O – SUBSEQUENT EVENTS

On April 14, 2004, we announced that Richard L. Kerr, Executive Vice President and President, Aluminum Operations of the Company, had been appointed by IMCO’s Board of Directors to serve as our interim President and Chief Executive Officer. Mr. Kerr replaced Don V. Ingram, who retired from our company and resigned from our Board of Directors. Additionally, Board member John E. Balkcom was named Chairman of the Board.

In the second quarter of 2004, we will incur costs related to the retirement of Mr. Ingram. These costs total approximately $3,076,000 ($1,900,000 net of tax). Under the terms of his separation agreement, Mr. Ingram received a cash payment of $1,500,000 and 450,000 shares of restricted stock awarded to him previously. We estimate this expense to be $0.12 per diluted share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operation for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere in this Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2003. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to the sub-section of this ITEM 2 entitled “—RISK FACTORS.”

OVERVIEW

For the three months ended March 31, 2004, our net earnings were $2,711,000 compared to net earnings of $1,323,000 for the same period in the prior year. Our improved net earnings were the result of improved income performance in all of our segments, and to the consolidation of VAW-IMCO effective in March 2003.

Among our operating segments, in our domestic aluminum segment, tolling activities increased for the three months ended March 31, 2004 compared to the same period in the prior year. Offsetting this increase, however, were compressed margins on our product sales compared to the same period last year, chiefly due to higher costs for scrap materials. We are currently expanding operations at our Saginaw, Michigan facility to supply more specialty alloys under our long-term agreement with General Motors. We expect this expansion to be completed by the end of this year.

In our international aluminum segment, the full consolidation of VAW-IMCO benefited this segment, as well as improved performance from our Monterrey, Mexico facility. Margins on product sales in this segment are also under pressure due to higher scrap costs.

Our zinc segment performance increased compared to the same period in the prior year. Overall zinc prices are substantially higher than last year at this time, margins have improved, and we have been able to add new customers.

Our receivables have increased since year-end 2003 due to higher metal prices, higher processing and product sales volumes and the addition of new customers.

Our selling, general and administrative costs are higher than last year at this time, primarily due to the full consolidation of VAW-IMCO. Interest expense is also higher due to our refinancing activities concluded in October 2003.

Page 25 of 65.

At this time, we do not plan to issue any dividends on our common stock, due to restrictions on cash dividends contained in our senior secured notes indenture and our senior credit facility.

On April 14, 2004, we announced that Richard L. Kerr, Executive Vice President and President, Aluminum Operations of the Company, had been appointed by IMCO’s Board of Directors to serve as our interim President and Chief Executive Officer. Mr. Kerr replaced Don V. Ingram, who retired from our company and resigned from our Board of Directors. Additionally, Board member John E. Balkcom was named Chairman of the Board.

In the second quarter of 2004, we will incur costs related to the retirement of Mr. Ingram. These costs total approximately $3,076,000 ($1,900,000 net of tax). Under the terms of his separation agreement, Mr. Ingram received a cash payment of $1,500,000, and we accelerated the vesting of 450,000 shares of restricted stock awarded to him previously. We estimate this expense to be $0.12 per diluted share.

For the three month period ended March 31, 2004, approximately 59% of our processing volumes consisted of aluminum and zinc tolled for its customers. Tolling revenues reflect only the processing cost and our profit margin. Our processing activities also consist of the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and our profit margin. Accordingly, tolling business produces lower revenues and costs of sales than the product sales business. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period. As a result, we have traditionally considered processing volume to be a more important determinant of performance than revenues, particularly in the domestic aluminum segment.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

	Three months ended March 31,
	2004	2003
Pounds processed	829,864	663,246
Percentage of pounds tolled	59%	56%
Revenues	$278,508	$195,083
Gross profits	$23,147	$11,907

Page 26 of 65.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include accounting for inventories, long-lived assets, property and equipment, goodwill and other intangible assets, credit risk and income taxes. Management uses historical experience and certain other information available in order to make these judgments and estimates; actual results will inevitably differ from those estimates and assumptions that are used to prepare our financial statements at any given time.

A summary of our significant accounting policies and estimates is included in ITEM 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. There has been no significant change to our critical accounting policies during the three months ended March 31, 2004.

Unlike the derivative contracts utilized throughout the rest of our hedging operations, the unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, “Accounting for Derivatives and Hedging Activities.” VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the financial statements. We are currently investigating the ability to qualify VAW-IMCO’s future derivative contracts for deferred treatment under SFAS 133.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

PRODUCTION. For the three month period ended March 31, 2004, we melted 829.9 million pounds, 25% more than the 663.2 million pounds melted during the same period in 2003. The international aluminum segment accounted for most of the overall production increase, primarily through the consolidation of VAW-IMCO’s results of operations for a full three months. Domestic aluminum production increased by 6% during the first quarter of 2004 compared to the same period in 2003. Zinc segment production increased 3% for the three months ended March 31, 2004 compared to the same period in 2003.

Page 27 of 65.

For the three months ended March 31, 2004, overall manufacturing activity increased compared to the three months ended March 31, 2003, tightening the demand for metals such as aluminum, steel and galvanized steel. In addition to aluminum, we also supply materials to the steel industry, such as aluminum deoxider cones that are used to produce steel. Zinc is also used in galvanizing steel. The operating rates of our domestic aluminum recycling plants increased due to the recovery in U.S. industrial activity and a stronger overall aluminum market.

Tolling activity for the three month periods ended March 31, 2004 and 2003 represented 59% and 56% of total pounds processed, respectively. The increase in the tolling percentage in 2004 largely reflects greater amounts of toll materials processed at our domestic aluminum segment facilities. Within the domestic aluminum segment, tolling volumes increased to 66% during the three months ended March 31, 2004, compared to 60% for the same period in the prior year.

The consolidation of VAW-IMCO reduced the tolling percentage in the international aluminum segment to 57% for the three months ended March 31, 2004, compared to 60% during the same period in the prior year. The majority of VAW-IMCO’s production is product sales.

The following table shows the total pounds processed and the percentage tolled for the domestic aluminum, international aluminum and zinc segments (in thousands, except percentages):

	Three months ended March 31,		% change
	2004	2003
Pounds Processed:
Domestic Aluminum	518,577	487,758	6%
International Aluminum	255,094	121,192	110%
Zinc	56,193	54,296	3%

Total Pounds Processed	829,864	663,246	25%

Percentage Tolled:
Domestic Aluminum	66%	60%
International Aluminum	57%	60%
Zinc	2%	4%
Total Percentage Tolled	59%	56%

Page 28 of 65.

DOMESTIC ALUMINUM PRODUCTION: For the three month period ended March 31, 2004, overall production increased compared to the same period in the prior year. Within this segment, production increased in both our aluminum recycling division and specialty alloy division. Our domestic aluminum tolling percentage increased due to a general improvement in the U.S. industrial economy for the three months ended March 31, 2004. As the first quarter of 2004 ended, new orders increased in the transportation and equipment, primary metals and fabricated metals sectors of the U.S industrial economy. However, we continue to face challenges to obtain suitable raw materials at favorable prices. The continuing shutdown of primary smelter capacity in the Pacific Northwest also continues to affect our operations.

Operations at our Rockwood, Tennessee facility remain provisionally suspended. We may restart operations at this facility if market conditions warrant doing so. Materials that normally would have been processed at Rockwood have been sent to our other locations for processing.

In the specialty alloy division, obtaining satisfactory materials at favorable prices remains an issue. However, we have been able to process more materials than last year at this time. A significant expansion is underway at our Saginaw, Michigan facility to supply more specialty alloy materials under our long-term agreement with General Motors. This project is expected to be completed by the end of this year.

INTERNATIONAL ALUMINUM PRODUCTION: Production at our international aluminum facilities increased largely through the acquisition of VAW-IMCO as discussed above. On a pro forma basis, assuming the consolidation of VAW-IMCO had occurred on January 1, 2003, production in this segment still increased by 9%. Production at VAW-IMCO improved due to the installation of new IMCO-designed furnaces in 2003. Production also improved at our Monterrey, Mexico facility due to higher volume from the addition of new customers. Tolling volume for this facility was up sharply compared to the same period in 2003.

VAW-IMCO has begun construction of a plant to recycle magnesium. The plant is expected to be completed by the end of this year at an estimated total cost of $5,000,000. The new plant will be located adjacent to our facility at Töging, Germany. The facility is expected to have an annual rated capacity of 15,000 metric tonnes and will produce metal for customers in the automotive industry.

Our Brazil facility operated below 80% of its rated capacity in the first quarter of 2004. This operating level was due to lower than expected volume from the facility’s two largest customers.

ZINC PRODUCTION: Zinc production increased modestly during the three months ended March 31, 2004 compared to the same period in the prior year. Most of the production gains occurred among our zinc oxide facilities due to slightly higher demand from customers in the tire industry. Production at our other zinc facilities was relatively unchanged.

Page 29 of 65.

REVENUES. The following table shows the total revenue for our three operating segments for the three months ended March 31, 2004 compared to the same period in the prior year, and the percentage change from the prior period (in thousands, except percentages):

	Three months ended March 31,		% change
	2004	2003
REVENUES:
Domestic Aluminum	$137,679	$127,117	8%
International Aluminum	90,673	33,264	173%
Zinc	50,156	34,702	45%

Total Revenues	$278,508	$195,083	43%

Our total consolidated revenue increased by 43% during the three months ended March 31, 2004 compared to the same period in the prior year. This increase is more than the percentage increase in our metal processed due to higher metal prices and our processing more product sale material as opposed to tolling material.

DOMESTIC ALUMINUM REVENUES: For the three month period ended March 31, 2004 compared to the same period in the prior year, our domestic aluminum revenues increased. This mostly reflected stronger volumes processed at our aluminum recycling facilities and increases in our deox processing. We believe that the operating rate of our domestic aluminum recycling plants have increased due to the recovery in U.S. industrial activity and a stronger overall aluminum market. The average London Metal Exchange (LME) price of aluminum during the first quarter of 2004 increased by approximately 30% compared to the average price during the same period in 2003.

Within this segment, tolling revenues are running ahead of last year’s amounts due to higher tolling volume. Product sales revenues have also increased; however, most of this increase has been due to an increase in prices.

While increases in aluminum prices did boost our revenues, these higher prices affected our material costs and, along with higher prices for aluminum scrap, reduced our margins on sales.

INTERNATIONAL ALUMINUM REVENUES: Our international aluminum revenues have increased strongly since 2003, reflecting our foreign acquisitions and increased volumes. Most of this growth is due to the effective acquisition of 100% of VAW-IMCO, and, to a lesser degree, reflects our increased operations in Mexico. With the consolidation of VAW-IMCO, the majority of our revenues in this segment represent product sales as opposed to tolling fees. VAW-IMCO’s revenues are closely tied to the European auto industry; approximately 60% of its annual output is provided to that industry. Revenue increased at our Monterrey, Mexico facility mostly due to the addition of new customers and higher processing volumes.

Page 30 of 65.

On a pro forma basis, assuming the consolidation of VAW-IMCO had occurred on January 1, 2003, revenues weakened slightly in first quarter 2004 from the VAW-IMCO facilities due to reduced demand from certain foundry alloys in the product sales market.

ZINC REVENUES: Zinc revenues increased in the first quarter of 2004 compared to the same period in 2003. Driving the zinc revenues has been the increase in zinc metal prices. The average LME price of zinc during the first quarter of 2004 increased by approximately 35% compared to the average price during the same period in 2003.

GROSS PROFITS. Our gross profits increased in the three months ended March 31, 2004, compared to the same period in the prior year. The consolidation of VAW-IMCO and our zinc segment were responsible for much of this increase. Improved income performance from our domestic aluminum segment also contributed to the increase. In our domestic aluminum and international aluminum segments, excluding fuels, our operating costs on a per unit basis were slightly lower in 2004 compared to 2003. Margins, however, remain under pressure in these two segments.

The following table shows the total income for our segments, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profits (in thousands, except percentages):

	Three months ended March 31,		% change
	2004	2003
Segment Income:
Domestic Aluminum	$6,620	$5,813	14%
International Aluminum	6,957	2,909	139%
Zinc	3,893	1,106	252%

Total Segment Income	$17,470	$9,828	78%

Items not included in gross profits:
Plant selling expense	$1,263	$1,180	7%
Management SG&A expense	4,309	1,833	135%
Equity in earnings of affiliates	(17)	(925)	-98%
Other income	122	(9)	n/m

Gross Profits	$23,147	$11,907	94%

DOMESTIC ALUMINUM INCOME: Domestic aluminum income increased for the three months ended March 31, 2004 compared to the same period in the prior year due to higher volumes and prices . Within this segment, overall margins remain under pressure due to higher scrap metal and materials prices.

Page 31 of 65.

Also within this segment, natural gas prices, after including our hedging activities, are higher than last year’s. On a per unit basis, overall natural gas prices are approximately 7% higher for the three months ended March 31, 2004 compared to the same period in the prior year.

Overall operating costs, excluding fuels, were relatively unchanged in this segment. On a per unit processed basis, excluding fuels, operating costs are slightly lower in this segment due to higher amounts of materials processed for the three months ended March 31, 2004 compared to the same period in the prior year.

INTERNATIONAL ALUMINUM INCOME: Income in this segment increased for the three months ended March 31, 2004 compared to the same period in the prior year, mostly due to the consolidation of VAW-IMCO as discussed above.

Income from our Monterrey, Mexico operations also increased sharply for the three months ended March 31, 2004 compared to the same period in the prior year due to higher volumes and prices. On a per unit processed basis, fuel costs for this operation are lower this year.

Income from our VAW-IMCO operations increased for the three months ended March 31, 2004 compared to the same period in the prior year. On a pro forma basis, assuming that consolidation with VAW-IMCO had occurred on January 1, 2003, VAW-IMCO’s income is up due to higher volumes processed, better product mix and certain reductions in operating costs. Metal hedging activities have also benefited VAW-IMCO’s income; overall metal hedging gains, included in income, were approximately $1,651,000. See NOTE N - “MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS.”

ZINC INCOME: Zinc income increased for the three months ended March 31, 2004 compared to the same period in the prior year, which is primarily related to higher zinc selling prices. Fuel costs in this segment were down slightly for the three months ended March 31, 2004 compared to the same period in the prior year.

SG&A EXPENSE. During the three months ended March 31, 2004, our SG&A expenses were $11,931,000, which was $3,926,000 higher than the $8,005,000 in the same period in 2003. Most of this increase was due to the consolidation of VAW-IMCO.

Page 32 of 65.

FEES ON RECEIVABLES SALE. Due to the refinancing of almost all our debt on October 6, 2003, our previous receivables sale facility was extinguished. We will no longer incur this expense. See NOTE C - “LONG-TERM DEBT.”

INTEREST EXPENSE. During the three months ended March 31, 2004, our interest expense was $6,444,000, which was $4,095,000 higher than $2,349,000 in the same period in 2003. See NOTE C - “LONG-TERM DEBT.” Most of our debt is now related to the issuance of our senior secured notes, which bear an effective fixed interest rate of 10.5%, compared to the first quarter of 2003 when our former senior credit facility bore an effective annual interest rate of 7.7%.

EQUITY IN NET (EARNINGS) LOSS OF AFFILIATES. During the three months ended March 31, 2004, our equity in net earnings of affiliates was $17,000, which is $908,000 less than the $925,000 in net earnings from affiliates for the same period in 2003. Equity income decreased due to the consolidation of VAW-IMCO as discussed above. Prior to consolidation, the portion of our interest in VAW-IMCO’s after-tax earnings was recorded as equity income. During the first quarter of 2003, our equity income from VAW-IMCO was $734,000.

PROVISION FOR INCOME TAXES. During the three months ended March 31, 2004, our provision for income taxes was $1,908,000, which was $1,262,000 above the $646,000 amount from the same period in the prior year. Overall, our consolidated earnings were higher as noted above. Our effective tax rate was 41% for the three months ended March 31, 2004. This compares to an effective tax rate of 39% for the comparable period in 2003. Our provision for income tax in 2003 excluded the equity income from VAW-IMCO, which is recorded on an after tax basis. Our overall effective rate increased in 2004 mostly due to the full consolidation of VAW-IMCO. Starting in March of 2003, VAW-IMCO was consolidated and this resulted in a higher overall effective tax rate due to German income taxes imposed on VAW-IMCO. This consolidation has had the impact of increasing our international earnings.

Higher interest expense and generally lower domestic earnings generated net operating losses in the U.S. Deferred tax benefits related to these net operating losses have been recorded. While our effective tax rate contemplates profitable operating results for the year, if expected profit improvements in our domestic operations do not occur, utilization of the existing U.S. deferred tax assets will need to be re-evaluated.

NET EARNINGS. For the three months ended March 31, 2004, our net earnings before income taxes and minority interest were $4,646,000, which is $2,525,000 higher than the $2,121,000 amount from the same period in the prior year. This was largely due to improved segment income from all of our segments. Offsetting this were increased SG&A expenses and interest expense as discussed above.

Page 33 of 65.

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

Cash Flows from Operations. Cash flows from our operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in our working capital. Operations provided $2,165,000 of cash for the three months ended March 31, 2004, compared to a use of $8,765,000 of cash for the same three months in 2003. Changes in operating assets and liabilities used $9,609, 000 of cash for the three months ended March 31, 2004, compared to a use of $16,879,000 of cash for the same three months in 2003.

Among our operating assets and liabilities, changes in accounts receivable used $26,006,000 in cash, and changes in other current assets used $1,467,000 of cash for the three months ended March 31, 2004. Changes in inventories, accounts payable and accrued liabilities provided $2,832,000 and $15,032,000 of cash, respectively, for this same time period.

For the three months ended March 31, 2003, changes in accounts receivable, accounts receivable sold and accounts payable and other accrued liabilities used $10,973,000, $4,400,000 and $3,200,000 of cash, respectively. Changes in inventories and changes in other current assets provided $1,081,000 and $613,000 of cash, respectively, for this time period.

During the first three months of 2004, our accounts receivable increased in our international aluminum and zinc segments. Decreases in inventories in the international aluminum segment provided much of the cash from inventories during this time.

Our increases in accounts receivable are due to an increase in our overall volume of activity and an increase in overall metal prices. An indicator of our collections on receivables activity, and a key internal performance indicator, is our days’ sales outstanding statistic. We have reduced the number of days’ sales outstanding since December 31, 2003, effectively strengthening our cash receipts from customers:

	March 31, 2004	December 31, 2003
Days’ sales outstanding	44	46

Page 34 of 65.

Our increase in accounts payable and accrued liabilities is derived mostly from increases in accrued interest.

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure strategy. Our capital expenditures principally relate to property, plant and equipment. During the three months ended March 31, 2004, cash used by investing activities was $5,358,000. During the same time period in 2003, cash provided by investing activities was $13,398,000, due to the consolidation of VAW-IMCO as a result of the redemption of shares by VAW-IMCO. See NOTE H - “VAW-IMCO.”

Cash used for capital expenditures was $7,626,000 for the three months ended March 31, 2004, compared to a use of cash of $2,392,000 for capital expenditures during the same time period in 2003.

Our overall capital expenditures for property, plant and equipment in the U.S. and at our international locations for the remainder of this year are expected to approximate $17,400,000. The majority of this sum is planned to be used for expansion of certain specialty alloying facilities, the expansion of our Morgantown, Kentucky landfill and other maintenance capital items.

These capital expenditures are expected to be funded by cash flows generated from continuing operations, and proceeds to us from VAW-IMCO’s repayment in February 2004 of the intercompany note. See NOTE C - “LONG-TERM DEBT.”

At March 31, 2004 we had $22,278,000 in restricted cash in a collateral account held by the trustee for the benefit of holders of the senior secured notes.

As permitted under the senior secured notes indenture, subject to certain limitations, we will be able to use these funds in the collateral account for certain property and equipment expenditures until January 2005. The property and equipment that are the subject of these expenditures will also become collateral security for the senior secured notes. We currently anticipate that we will use all of the funds from the collateral account for these purposes in 2004. To the extent that more than $5,000,000 in unused funds remain in the collateral account after January 2005, we are required to make an offer to repurchase outstanding senior unsecured notes up to the extent of the amount of the unused funds. If the amount of notes tendered to us in response to this offer is less than the amount of the unused funds, then we may use the excess funds for our general corporate purposes, free of liens under the indenture, but subject to its other terms and conditions.

During the first three months of 2004, we used $2,568,000 of funds in the collateral account for capital expenditures.

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $510,000 for the three months ended March 31, 2004, compared to

Page 35 of 65.

$13,588,000 of cash provided by financing activities for the same time period in 2003. During the three months ended March 31, 2004, $428,000 was used to reduce the long term debt under our senior credit facility. During the same time period in the prior year, proceeds from borrowings on our former revolving credit facility were $12,500,000.

As of March 31, 2004, we estimated that our borrowing base would have supported additional borrowings of $55,331,000 after giving effect to outstanding borrowings of $32,563,000 and outstanding letters of credit of $3,726,000. As of March 31, 2004, our total borrowing base was estimated to be approximately $91,620,000. VAW-IMCO had unused lines of credit totaling approximately $18,455,000. See NOTE C - “LONG-TERM DEBT.”

Subsequent Event, Interest Payment. On April 15, 2004, we paid $11,438,000 as our first interest payment under the senior secured notes we issued in October 2003.

EBITDA. We report our financial results in accordance with generally accepted accounting principles (GAAP). However, our management believes that certain non-GAAP performance measures, which our management uses in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods.

EBITDA represents net earnings (loss), before interest expense, provision for (benefit from) income taxes, depreciation and amortization and cumulative effect of accounting change, net of tax benefit. EBITDA is a non-GAAP financial measure which is presented because we believe that it is a useful indicator of our ability to incur and service debt. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our senior credit facility and our senior secured notes. EBITDA should not be construed as an alternative to net earnings (loss) as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under the indenture for our senior secured notes and the loan agreement for our senior credit facility.

Page 36 of 65.

Our reconciliation of EBITDA to net earnings and net cash from (used by) operating activities is as follows (amounts in thousands):

	For the three months ended March 31,
	2004	2003
EBITDA	$18,178	$10,623
Interest expense	6,444	2,349
Income taxes	1,908	646
Depreciation and amortization	7,115	6,305

Net earnings	$2,711	$1,323

Depreciation and amortization	7,115	6,305
Deferred income taxes	675	416
Equity earnings	(17)	(925)
Non-cash charges	1,290	995
Net change in working capital:
Accounts receivable	(26,006)	(10,973)
Accounts receivable sold	—	(4,400)
Inventories	2,832	1,081
Other current assets	(1,467)	613
Accounts payable & accrued liabilities	15,032	(3,200)

Total net change in working capital	$(9,609)	$(16,879)

Cash from (used by) operating acitivities	$2,165	$(8,765)

FOREIGN EXCHANGE RATES. We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of earnings are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity, other than for current intercompany accounts, as a component of other comprehensive earnings (loss). Foreign currency translation adjustments, unrealized gains or losses, accumulate in equity until the final disposition of their respective operations. See NOTE F - “OTHER COMPREHENSIVE EARNINGS (LOSS).”

During the three months ended March 31, 2004, the U.S. Dollar gained approximately 2% in value against the Euro, resulting in an unrealized foreign currency translation loss of approximately $1,060,000. Offsetting this unrealized loss were unrealized foreign currency translation gains in the British Pound. During this same time period, the British Pound gained approximately 3% against the U.S. Dollar. The Euro is the functional currency of our German facilities, and the British Pound is the functional currency of our Wales facility.

We also operate facilities in Monterrey, Mexico and Pindamonhangaba, Brazil. These facilities have as their functional currencies the Mexican Peso and Brazilian Real, respectively. Foreign currency translation adjustments for these operations were immaterial for the three months ended March 31, 2004.

Page 37 of 65.

CREDIT FACILITIES AND REFINANCING. Our long-term debt is summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Senior Credit Facility, expiring in October 2007	$32,563	$32,991
10-3/8% Senior Secured Notes, due October 6, 2010 (net of the discount)	208,769	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of the discount)	5,705	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	40	46

Subtotal	255,777	256,193
Less current maturities	26	26

Total	$255,751	$256,167

VAW-IMCO Credit Facilities. VAW-IMCO has two short-term lines of credit available. As of March 31, 2004, no amounts were outstanding under these lines of credit. The total amount of credit available under these facilities is 15,000,000 Euros ($18,455,000 U.S. Dollars).

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of March 31, 2004:

	Cash payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations	$255,777	$26	$13	$32,563	$223,175
Operating lease obligations	10,318	3,817	4,638	1,863	—
Purchase obligations	185,769	126,742	59,027	—	—
Other long-term liabilities
reflected on our balance sheet	20,480	—	773	—	19,707

Total	$472,344	$130,585	$64,451	$34,426	$242,882

Our noncancellable purchase obligations are principally for materials, such as metals and salt fluxes. These materials are used in our manufacturing operations. Other long-term liabilities mostly reflect liabilities for our landfills and our VAW-IMCO pension obligation.

Page 38 of 65.

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

Page 39 of 65.

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

Page 40 of 65.

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

Page 41 of 65.

OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL INVESTMENTS, MAINTENANCE EXPENDITURES AND CONTRACTUAL COMMITMENTS THAT WE MAY BE UNABLE TO FULFILL.

Our operations are capital intensive. Our total capital expenditures were $20,807,000 and $19,313,000 for 2003 and 2002, respectively. We expect to spend approximately $25,000,000 on capital expenditures during 2004. Our business also requires substantial expenditures for routine maintenance and non-capital environmental expenditures. In the first quarter of 2004, we spent $7,626,000 in capital expenditures, compared to $2,392,000 during the same time period in 2003.

As of March 31, 2004, in addition to our debt obligations, we had contractual obligations of approximately $216,567,000 payable over time. As of March 31, 2004, we had contingent obligations outstanding consisting of indemnity obligations under surety bonds and letters of credit being used for financial assurance purposes, totaling approximately $3,726,000. Additionally, domestic and foreign environmental requirements may impose liability for costs of investigation and clean-up, regardless of fault or the legality of the original disposal. Clean-up costs could be substantial and could have a material adverse effect on our financial condition and results of operations.

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

Page 42 of 65.

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

Page 43 of 65.

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

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOWS TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to make scheduled payments on, or to refinance our obligations with respect to our indebtedness, including the senior secured notes, will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations or that future sources of capital will be available to us (whether under our senior credit facility or otherwise) in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs.

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

Page 44 of 65.

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

Page 45 of 65.

CONTINUING DECREASES IN THE U.S. ALUMINUM CAN RECYCLING RATE AND A LACK OF GROWTH IN U.S. ALUMINUM CAN PRODUCTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

U.S. aluminum can recycling rates have decreased from approximately 62% in 1995 to a current rate of approximately 50%. Continuing deterioration in the U.S. aluminum can recycling rate and a lack of growth in aluminum can production has slowed demand in recent years for our aluminum recycling services, which in turn has contributed to a decline in our percentage of tolling activities relative to our total volumes processed. If this trend continues, our capacity utilization will continue to decline and we will become increasingly exposed to asset write-downs and similar impairment charges. If capacity utilization is permanently impaired, we may be required to write down the net book value of some of our fixed assets. Furthermore, since much of our aluminum can recycling business is tolling business, a continued decline in the U.S. aluminum can recycling rate will have the effect of increasing our exposure to aluminum price fluctuations and our working capital requirements that will be required for our increased levels of product sales.

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

Page 46 of 65.

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

Page 47 of 65.

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

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities and one zinc recycling facility, provisionally suspended operations at another aluminum recycling facility and reduced the number of furnaces we operate at other domestic facilities. Continued under-utilization at our domestic aluminum and other facilities could result in write-downs and impairment charges. In addition, the carrying value of certain of our properties and assets held for sale could be reduced in the future to their estimated fair values less costs to sell, resulting in additional asset impairment charges at that time.

WE DO NOT HAVE LONG-TERM CONTRACTUAL ARRANGEMENTS WITH A SUBSTANTIAL NUMBER OF OUR CUSTOMERS AND WE MAY BE ADVERSELY AFFECTED IF OUR CUSTOMERS SWITCH SUPPLIERS.

A substantial number of our customers do not have a long-term contractual arrangement with us. These customers purchase products and services from us on a

Page 48 of 65.

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

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY.

Borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase and our net income will decrease. In addition, we may consider entering into fixed-to-floating interest rate swaps with respect to a portion of the debt represented by the senior secured notes. Such a transaction would increase our variable rate debt.

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

Page 49 of 65.

not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

OUR SIGNIFICANT DEBT OBLIGATIONS COULD LIMIT OUR FLEXIBILITY IN MANAGING OUR BUSINESS AND EXPOSE US TO CERTAIN RISKS.

We are highly leveraged. As of March 31, 2004, excluding VAW-IMCO, we would have been able to incur an additional $55,331,000 under our senior credit facility. Whenever during specified periods our availability under this facility is less than $50,000,000, we are subject to a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, we may be permitted under our senior credit facility and the indenture governing the senior secured notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences including the following:

•	we may have difficulty satisfying our obligations under the senior secured notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt obligations.

Page 50 of 65.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas. Changes in currency values and the level of interest rates also expose us to potential losses. We use derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes.

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

Cautionary Note. Our deferred gains and losses accumulate on our balance sheet (in Other Comprehensive (Loss) Income) until the maturity of our respective hedging agreements. Due to the sometimes volatile nature of aluminum, zinc and natural gas prices, it would be impractical to estimate the amount we expect to be realized as earnings or loss on our income statement at any given time, or when these gains or losses will be realized. Actual amounts realized will inevitably differ from our estimates. Our deferred hedging activities reduce, but do not eliminate, our exposure to the volatility of aluminum, zinc and natural gas prices on our operations.

Overview, significant metal price changes. The prices for aluminum and zinc were significantly higher during the three months ended March 31, 2004 compared to the same period in 2003. As measured by the LME, overall aluminum and zinc metal prices are up approximately 30% and 35%, respectively.

Metal Commodity Price Risk. Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our domestic aluminum and zinc segments, unrealized future gains and losses on these futures and options contracts qualify for deferred treatment SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

Page 51 of 65.

Overview of Domestic Aluminum and Zinc Deferred Metal Hedging Activities. As of March 31, 2004, we had a net deferred gain of $2,325,000 ($1,442,000 net of tax) on our domestic aluminum and zinc metal hedging activities. The majority of this gain is due to our zinc forward purchases, which have moved from a deferred loss position to a deferred gain position, mostly resulting from the rise in the price of zinc towards the end of 2003 and which has continued in 2004.

Domestic Aluminum. We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment.

Our deferred domestic aluminum hedging positions are summarized below:

Domestic Aluminum Hedging Analysis

As of March 31, 2004

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss) net of tax
Forward Sales, in 2004	(3,470)	$(257,000)	$(159,000)
Forward Purchases, in 2004	4,450	559,000	$347,000

Net notional amount	980	$302,000	$188,000

For the three months ended March 31, 2004 and 2003, our domestic aluminum revenue was higher by $366,000 and $5,000, respectively, for settled metal hedging contracts. The impact of a 10% change in the March 31, 2004 LME price of aluminum ingot would not be material to our estimated gross profit for the year ending December 31, 2004.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

Page 52 of 65.

Our deferred zinc hedging positions are summarized below:

Zinc Hedging Analysis:

As of March 31, 2004

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss) net of tax
Forward Sales, in 2004	(1,300)	$19,000	$12,000
Forward Purchases, in 2004	9,653	1,802,000	1,117,000

Net notional amount	8,353	$1,821,000	$1,129,000
Grand Total, all periods going forward:
Grand total forward sales, 2004 and beyond	(1,300)	$19,000	$12,000
Grand total forward purchases. 2004 and beyond	10,762	2,004,000	1,242,000

Net notional amount	9,462	$2,023,000	$1,254,000

For the three months ended March 31, 2004 and 2003, our zinc revenue was higher (lower) by $20,000 and ($175,000), respectively, due to settled zinc metal hedging contracts. The impact of a hypothetical 10% change in the March 31, 2004 LME price of zinc ingot would be material to our estimated gross profit for the year ending December 31, 2004. At this time, we estimate that a hypothetical 10% increase in the price of zinc would increase our gross profits for the remainder of 2004 by approximately $1,700,000.

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

U.S. Dollar denominated hedges	Metric tonnes	Contract Value, U.S. Dollars
Forward Sales in 2004	750	$1,266,000
Forward Purchases in 2004	1,000	1,406,000

Total	1,750	$2,672,000

Euro denominated hedges	Metric tonnes	Contract Value, U.S. Dollars
Forward Sales in 2004	23,975	$40,052,000
Forward Purchases in 2004	39,225	64,819,000

Total	63,200	$104,871,000

Page 53 of 65.

VAW-IMCO’s gains on metal hedging transactions, as reflected in our consolidated cost of goods sold, was approximately $1,651,000, net, for the three months ended March 31, 2004. VAW-IMCO realized and recognized metal hedging losses of approximately $260,000 on first quarter 2004 hedging activities. In addition, VAW-IMCO recognized, in its cost of goods sold, unrealized gains of approximately $1,911,000 due to metal hedging activities. VAW-IMCO’s unrealized metal hedges do not qualify for deferred treatment, unlike the rest of our metal hedges; therefore, they must be marked to market and their unrealized gains or losses must be recognized in the current period’s income.

The impact of either a 10% increase in the March 31, 2004 LME price of aluminum or a 10% increase in the value of the U.S. Dollar against the Euro would be material to our estimated gross profit. As of March 31, 2004 we estimate that a 10% increase in the LME price of aluminum, holding currency rates constant, would increase our gross profits by $2,600,000. Separately, for the same period, we also estimate that a 10% increase in the value of the U.S. Dollar against the Euro, holding metal prices constant, would increase our gross profits by $2,250,000.

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

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2004. We currently have contracts in place to cover about 62% of our natural gas requirements for the succeeding nine months.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a 10% change in the March 31, 2004 NYMEX closing price would be material to our estimated gross profit for the next nine months. We estimate that a 10% increase in the price of natural gas, as of

Page 54 of 65.

March 31, 2004, would decrease our estimated gross profits for the remainder of this year by approximately $1,500,000.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities are summarized in the table below:

As of March 31, 2004
Amount of natural gas hedged, at period-end, MMBTUs	3,120,000
Deferred gain	$2,374,000
Deferred gain net of tax	$1,472,000

For the three months ending March 31, 2004
Effect of natural gas hedging activities on cost of goods sold, decrease of	$653,000

Our international aluminum segment had no natural gas hedging activities for the three months ended March 31, 2004.

Interest. We have historically funded our operations from our existing credit facilities. Our former senior credit facility bore interest at a variable rate; accordingly, approximately 88% of our outstanding long-term debt as of September 30, 2003 accrued interest at floating rates related to LIBOR plus a margin. As of March 31, 2004, after giving effect to the senior secured notes issuance and the establishment of the new senior credit facility, approximately 13% of our debt was at floating rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% change in interest rates prevailing as of March 31, 2004, would not be material to our operating results.

In addition, we may enter into fixed-to-floating interest rate swaps with respect to a portion of the indebtedness represented by our senior secured notes. Such a transaction would increase our variable rate debt. We did not enter into any interest rate swaps or similar financial risk contracts during the three months ended March 31, 2004.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to our fixed-rate long-term debt outstanding at March 31, 2004, a 10% decline in market interest rates would have resulted in an increase to the fair value of our fixed-rate long-term debt of approximately $11,320,000. The fair values of our long-term debt were estimated using discounted future cash flows based on our incremental borrowing rates for similar types of borrowing arrangements.

We have not generally sought to mitigate foreign currency translation effects through the use of derivative instruments.

Page 55 of 65.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. In addition, there was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding certain legal proceedings involving us, see NOTE E – “COMMITMENTS AND CONTINGENCIES” of PART 1, ITEM 1 of this Quarterly Report on Form 10-Q.

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered an amended judgment in our favor in March 2004. We have filed post-trial motions seeking the award of our attorneys fees. Based on the favorable amended judgment, we believe that there is insurance coverage for the Bland claims and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case. We have deferred expensing certain legal fees and expenses incurred during the third quarter of 2003 in connection with this matter.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Page 56 of 65.

(b) Reports on Form 8-K

The following Current Report on Form 8-K was filed during the three months ended March 31, 2004:

On January 29, 2004, we filed a Form 8-K/A-2 under Item 7, to file as an exhibit a redacted copy of the Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss und Recycling GmbH and Hydro Aluminium Deutschland GmbH.

Page 57 of 65.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc. (Registrant)

Date: May 10, 2004	By:	/s/ ROBERT R. HOLIAN

Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

Page 58 of 65.

EXHIBIT INDEX

Number	Exhibit Title

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section1350.

Page 59 of 65.