Form 10-Q
period 2004-06-30
IMCO RECYCLING INC
filed 2004-08-09
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

☐Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 30, 2004.

Common Stock, $0.10 par value, 15,545,308

INTRODUCTORY NOTE

On July 21, 2004, IMCO Recycling Inc. (IMCO) filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) containing a preliminary joint proxy statement/prospectus regarding a proposed merger between IMCO and Commonwealth Industries, Inc. (Commonwealth). Information concerning IMCO and the proposed merger with Commonwealth is contained in the Registration Statement, which, along with other filings containing information about IMCO, can be found at the SEC’s Internet site (http://www.sec.gov). The information contained in the Registration Statement on Form S-4 as filed on July 21, 2004 is subject to amendment. See NOTE B-“IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER” of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,934	$14,760
Accounts receivable (net of allowance of $1,540 and $1,228 at June 30, 2004 and December 31, 2003, respectively)	132,538	112,128
Inventories	82,514	78,270
Restricted cash	18,917	—
Deferred income taxes	13,078	11,229
Other current assets	12,434	12,382

Total Current Assets	273,415	228,769
Property and equipment, net	212,829	219,668
Goodwill	69,239	69,049
Restricted cash	—	24,846
Investments in joint ventures	831	976
Other assets, net	14,225	13,209

Total Assets	$570,539	$556,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$88,870	$96,207
Accrued liabilities	37,384	30,955
Current maturities of long-term debt	30	26

Total Current Liabilities	126,284	127,188
Long-term debt	266,516	256,167
Deferred income taxes	20,618	20,390
Other long-term liabilities	25,705	25,244

STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.10: 8,000,000 shares authorized; none issued	—	—
Common stock; par value $0.10: 40,000,000 shares authorized; 17,159,026 issued at June 30, 2004; 17,155,211 issued at December 31, 2003	1,716	1,716
Additional paid-in capital	103,607	103,264
Deferred stock compensation	(3,154)	(4,153)
Retained earnings	54,188	51,189
Accumulated other comprehensive loss	(6,892)	(4,825)
Treasury stock, at cost; 1,692,076 shares at June 30, 2004; 1,843,403 shares at December 31, 2003	(18,049)	(19,663)

Total Stockholders’ Equity	131,416	127,528

	$570,539	$556,517

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$292,439	$239,452	$570,947	$434,535
Cost of sales	270,023	221,613	525,384	404,789

Gross profit	22,416	17,839	45,563	29,746

Selling, general and administrative expense	14,717	9,452	26,648	17,457
Fees on receivables sale	—	291	—	581
Interest expense	6,861	3,704	13,305	6,053
Other (income) expense, net	41	(45)	184	22
Equity in net loss (earnings) of affiliates	62	14	45	(911)

Earnings before provision for income taxes and minority interests	735	4,423	5,381	6,544
Provision for income taxes	387	1,847	2,295	2,493

Earnings before minority interests	348	2,576	3,086	4,051
Minority interests, net of provision for income taxes	60	113	87	265

Net earnings	$288	$2,463	$2,999	$3,786

Net earnings per common share:
Basic	$0.02	$0.17	$0.20	$0.26
Diluted	0.02	0.17	0.20	0.26

Weighted average shares outstanding:
Basic	14,814	14,457	14,658	14,480
Diluted	15,313	14,519	15,097	14,533

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net earnings	$2,999	$3,786
Depreciation and amortization	14,197	13,291
Provision for (benefit from) deferred income taxes	(2,134)	331
Equity in loss (earnings) of affiliates	45	(911)
Non-cash retirement charge	1,576	—
Other non-cash charges	3,459	2,869
Changes in operating assets and liabilities:
Accounts receivable	(22,127)	(1,460)
Accounts receivable sold	—	(5,000)
Inventories	(5,011)	(3,737)
Other current assets	(131)	2,309
Accounts payable and accrued liabilities	4,565	(5,227)

Net cash from (used by) operating activities	(2,562)	6,251

INVESTING ACTIVITIES
Payments for property and equipment	(12,563)	(7,723)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	15,669
Decrease in restricted cash	5,929	—
Acquisition costs	(1,889)	—
Other	30	486

Net cash from (used by) investing activities	(8,493)	8,432

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility	10,295	4,000
Net payments of long-term debt	—	(694)
Debt issuance costs	(510)	(757)
Other	622	(371)

Net cash from financing activities	10,407	2,178

Effect of exchange rate differences on cash and cash equivalents	(178)	595

Net increase (decrease) in cash and cash equivalents	(826)	17,456
Cash and cash equivalents at January 1	14,760	6,875

Cash and cash equivalents at June 30	$13,934	$24,331

SUPPLEMENTARY INFORMATION
Cash payments for interest	$12,728	$4,388
Cash payments for income taxes, net of refunds received	$2,146	$1,508

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

(dollars in tables are in thousands, except per share data)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “IMCO”, the “Company”, “we,” “us,” “our” or similar terms). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B – IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES INC. PROPOSED MERGER

On June 16, 2004, we announced the execution of a definitive merger agreement for a business combination of IMCO with Commonwealth Industries, Inc. Under the merger, we will acquire each outstanding share of Commonwealth common stock in exchange for 0.815 shares of IMCO common stock. The merger is expected to give IMCO and Commonwealth approximately equal representation on the combined company’s board of directors, and IMCO’s stockholders are expected to own approximately 54% of the combined company immediately following the merger. The transaction is expected to close in the fourth quarter of 2004, and its completion is subject to regulatory approval, successful completion of the refinancing of certain indebtedness of the two companies, and stockholder approval by both companies, as well as other customary closing conditions. We have capitalized $1,889,000 in acquisition costs related to this transaction as of June 30, 2004. More information on the proposed merger transaction is available in IMCO’s Current Report on Form 8-K filed with the SEC on June 18, 2004.

Commonwealth is one of North America’s leading manufacturers of aluminum sheet for distributors, transportation, construction and consumer durables end-use markets. Commonwealth has direct-chill casting facilities in Kentucky and continuous casting mini-mills in Ohio and California. The combination is expected to create a new vertically integrated company that can be a strong competitor in the global aluminum recycling and production industries, having benefits from procurement savings and cost synergies, an enhanced competitive position, increased scope and scale, greater technological capabilities, and improved access to capital.

NOTE C – INVENTORIES

The components of inventories are:

	June 30, 2004	December 31, 2003
Finished goods	$38,215	$36,329
Raw materials	37,623	33,428
Work in process	3,981	4,613
Supplies	2,695	3,900

	$82,514	$78,270

NOTE D – LONG-TERM DEBT

Our long-term debt is summarized as follows:

	June 30, 2004	December 31, 2003
Senior Credit Facility, expiring in October 2007	$43,286	$32,991
10-3/8% Senior Secured Notes, due October 6, 2010 (net of discount)	208,802	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of discount)	5,706	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	52	46

Subtotal	266,546	256,193
Less current maturities	30	26

Total	$266,516	$256,167

Senior Secured Notes

In October 2003, we issued $210,000,000 principal amount of senior secured notes as part of a refinancing of our debt facilities. The issue was priced at 99.383% to yield 10.50% and provided $208,704,000 of gross proceeds, after offering discount. Interest is payable semi-annually, on April 15 and October 15 of each year, commencing on April 15, 2004. In addition, in October 2003 we established a new four-year $120,000,000 senior secured revolving credit facility (senior credit facility). Our former senior credit facility and former receivables sale facility, which were both scheduled to expire by their terms in the fourth quarter of 2003, were replaced by the senior secured notes and the new senior credit facility.

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

The senior secured notes are guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future domestic restricted subsidiaries. The senior secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE M – “CONDENSED CONSOLIDATING FINANCIAL STATEMENTS.” The senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

Upon the occurrence of a “change of control” (as defined under the indenture governing the senior secured notes), we are required to offer to purchase the senior secured notes at a price equal to 101% of the principal amount of the outstanding senior secured notes plus accrued interest. The proposed merger of IMCO and Commonwealth is not expected to cause a change of control of IMCO under the indenture.

The indenture governing the senior secured notes, among other things, contains covenants limiting our ability and the ability of our restricted subsidiaries to incur additional debt; grant liens; make restricted payments, including paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in sale-leaseback transactions; create liens on our or our subsidiaries’ assets; receive distributions; engage in transactions with affiliates; and merge or sell substantially all of our or our subsidiaries’ assets. The proposed merger of IMCO and Commonwealth is not expected to violate any covenants under the indenture.

Senior Credit Facility

As of June 30, 2004, we had $43,286,000 of indebtedness outstanding under our senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of June 30, 2004, we estimated that our borrowing base would have supported additional borrowings of $38,801,000 after giving effect to outstanding borrowings of $43,286,000 and outstanding letters of credit of $6,805,000. As of June 30, 2004, our total borrowing base was estimated to be approximately $88,892,000.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. The indebtedness under the senior secured credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. The Company is subject to the terms of a lockbox arrangement with the administrative agent bank under the senior credit facility, whereby funds deposited from collections of receivables are applied by the lenders to reduce outstanding balances of the borrowings under the senior credit facility. If at any time during specified periods, our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

As of June 30, 2004, our undrawn availability was less than $50,000,000, requiring us to be in compliance with these two financial covenants. In addition, under our senior credit facility, we are currently unable to pay cash dividends to our stockholders. As of June 30, 2004, we were in compliance with all applicable debt covenants.

The terms of our senior credit facility also include covenants prohibiting certain mergers and acquisitions (including the completion of the proposed merger of IMCO and Commonwealth) without the consent of the lenders under the facility. However, the indebtedness under the senior credit facility is expected to be refinanced and replaced by a new facility or facilities at or before the completion of the proposed merger. Completion of this merger is conditioned upon, among other things, the refinancing of certain outstanding indebtedness of the two companies. See NOTE B – “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER.”

On May 26, 2004, IMCO and its co-borrower subsidiaries under our senior credit facility entered into a First Amendment to Revolving Credit and Security Agreement with the lenders parties thereto. This amendment revised the definitions of EBITDA and Fixed Charge Ratio contained in the senior credit facility. The changes were made to enable IMCO to make withdrawals from a cash collateral account established under the terms of our senior secured notes indenture without having the amounts withdrawn being deemed “capital expenditures” for purposes of complying with the fixed charge coverage ratio covenant. In addition, the covenant restricting annual capital expenditures was amended to permit capital expenditures in fiscal 2004 of up to $25 million for IMCO and its co-borrowers, and then up to $20 million for IMCO and its co-borrowers for fiscal 2005 and each fiscal year thereafter during the term of the facility.

On July 16, 2004, IMCO and its co-borrower subsidiaries entered into a Second Amendment to Revolving Credit and Security Agreement. This amendment modified a section of the senior credit facility that had provided that any change in the condition or affairs of IMCO or its co-borrowers which, in the lenders’ agent’s reasonable opinion, has a “material adverse effect” (as defined in the senior credit facility), would be deemed an event of default under the senior credit facility. The Second Amendment to Revolving Credit and Security Agreement revised this provision so that it now provides that such an event of default would not be applicable and the agent and the lenders would have no rights under the provision, so long as IMCO was in compliance with certain undrawn availability tests under the senior credit facility.

VAW-IMCO credit facilities

Our German subsidiary, VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), has two lines of credit available for its working capital needs. The total amount of credit available under these facilities is 15,000,000 Euros ($18,294,000 U.S. Dollars). During the second quarter of 2004, the terms of these credit facilities were renewed and extended, and these facilities now are scheduled to expire in April and May of 2006. As of June 30, 2004, no amounts were outstanding under these lines of credit.

Other

In February 2004, VAW-IMCO paid IMCO approximately 20,000,000 Euros (U.S. $24,846,000, including interest), repaying in full its indebtedness owed to IMCO under an intercompany note that IMCO had pledged in October 2003 as part of the collateral security for the senior secured notes. The prepayment of this intercompany note, which was denominated in U.S. Dollars, resulted in a recognized gain of $278,000 for the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the senior secured notes, which permits us for a one-year period to use these funds for acquisitions and construction of assets and properties to be used in our domestic business, which will be added to and form a part of the collateral security for the senior secured notes.

Giving effect to the anticipated usage of the funds in the collateral account period in a one-year period, the restricted cash balance of $18,917,000 remaining in the collateral account has been reclassified as a current asset; the funds had been classified as a long-term asset on our balance sheet as of December 31, 2003. For the six months ended June 30, 2004, we have withdrawn $5,929,000 for capital expenditures relating to manufacturing equipment, pollution control equipment and buildings. These assets now form part of the collateral security for the senior secured notes.

NOTE E – NET EARNINGS PER SHARE

The following table set forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per-share amounts)
Numerators for basic and diluted earnings per share:	$288	$2,463	$2,999	$3,786
Denominator:
Denominator for basic earnings per share-weighted-average shares	14,814,096	14,457,108	14,657,534	14,479,607
Dilutive potential common shares- stock options	499,004	61,681	438,986	53,548

Denominator for diluted earnings per share	15,313,100	14,518,789	15,096,520	14,533,155

Net earnings per share:
Basic	$0.02	$0.17	$0.20	$0.26
Diluted	$0.02	$0.17	$0.20	$0.26

As of June 30, 2004, we had a total of 330,000 shares of restricted stock outstanding. All outstanding shares of restricted stock are unvested and therefore are excluded from our basic earnings per share calculation. We also had stock options outstanding to purchase up to 386,572 shares that were considered anti-dilutive.

NOTE F – COMMITMENTS AND CONTINGENCIES

General

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described here.

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

On February 15, 2001, the State of Michigan filed a lawsuit against us in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arose out of disputes between our Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at Alchem’s aluminum specialty alloy production facilities in Coldwater, Michigan. The State claimed injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit sought compliance by us, as well as potentially substantial monetary penalties. On January 14, 2004, the parties settled the lawsuit by entering a Consent Judgment with the State Circuit Court. The Consent Judgment requires that we (i) operate our Coldwater aluminum facilities in compliance with a permit compliance program, (ii) adhere to certain recordkeeping, notification and testing guidelines, (iii) install a baghouse and associated equipment at our Alchem facility in Coldwater; and (iv) pay a civil fine in the amount of $300,000 to the State of Michigan. We have paid the civil fine and are currently in compliance with the Consent Judgment.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to us a Notice of Violation (NOV) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at our Coldwater facilities. The NOV addressed the same instances of alleged non-compliance raised in the State of Michigan lawsuit, alleging that we had purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Coldwater facilities and exceeded permitted emission levels. All issues raised in the NOV have been resolved through the State of Michigan lawsuit and Consent Judgment.

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

Other legal proceedings

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered an amended judgment in our favor in March 2004. We then filed a post-trial motion seeking the award of attorneys fees. We have reached a settlement, and have received a portion of attorneys fees claimed and have withdrawn the motion. Based on the favorable amended judgment, we believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case.

We are also a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such proceedings would not have a material adverse effect on our financial position or results of operations.

NOTE G – OTHER COMPREHENSIVE EARNINGS (LOSS)

The following table presents the components of other comprehensive earnings (loss). These items change equity during the reporting period, but are not included in earnings.

	Total	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation, Unrealized Gain (Loss)
Balance at December 31, 2003	$(4,825)	$1,939	$(6,764)
Current period net change	(1,770)	—	(1,770)
Change in fair value of derivative financial instruments	2,115	2,115	—
Reclassification of (gains) on derivative financial instruments into earnings	(2,593)	(2,593)	—
Income tax effect	181	181	—

Balance at June 30, 2004	$(6,892)	$1,642	$(8,534)

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of earnings are translated using the average exchange rates for the period. The cumulative effect of such translations is included in stockholders’ equity, other than for current intercompany accounts, as a component of other comprehensive earnings (loss). Foreign currency translation adjustments, unrealized gains or losses, accumulate in equity until the final disposition of their respective operations.

See NOTE O – “MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS” for further information in regards to our deferred hedging activities.

NOTE H – SEGMENT REPORTING

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

Measurement of Segment Profit or Loss and Segment Assets:

The accounting policies of the reportable segments are the same as those described in NOTE A – “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of our Form 10-K for the year ended December 31, 2003. We evaluate performance based on gross profit or loss from operations, net of selling expenses, which we title “Segment Income.” Provision for income taxes, interest expense, certain amounts of other (income) expense, net, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net unamortized debt costs, net current deferred tax assets and assets located at our headquarters office in Irving, Texas are not allocated to the reportable segments.

Factors Management Used to Identify Our Reportable Segments:

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	June 30, 2004	December 31, 2003
Assets:
Domestic Aluminum	$265,535	$232,060
International Aluminum	165,485	181,277
Zinc	105,122	109,815
Other unallocated assets	34,397	33,365

Total assets	$570,539	$556,517

The following table shows our revenues and income for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES:
Domestic Aluminum	$143,931	$121,857	$281,610	$248,974
International Aluminum	92,594	80,558	183,267	113,822
Zinc	55,914	37,037	106,070	71,739

Total revenues	$292,439	$239,452	$570,947	$434,535

INCOME:
Domestic Aluminum	$9,267	$5,363	$15,887	$11,176
International Aluminum	4,986	6,316	11,943	9,225
Zinc	2,884	1,404	6,777	2,510

Total segment income	$17,137	$13,083	$34,607	$22,911

Unallocated amounts:
General and administrative expenses	$(9,534)	$(4,709)	$(15,893)	$(9,701)
Interest expense	(6,861)	(3,704)	(13,305)	(6,053)
Fees on receivables sale	—	(291)	—	(581)
Interest and other income	(7)	44	(28)	(32)

Earnings before provision for income taxes and minority interests	$735	$4,423	$5,381	$6,544

NOTE I – VAW-IMCO

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity in excess of 700 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum markets.

Through a wholly-owned subsidiary, we had previously owned a 50% share interest in VAW-IMCO, with Hydro Aluminium Deutschland GmbH (Hydro) owning the remaining 50% share interest. On March 14, 2003, we entered into an agreement with Hydro and VAW-IMCO, finalizing the terms and conditions whereby VAW-IMCO would redeem its shares owned by Hydro. As a result of this agreement, voting control of VAW-IMCO was effectively vested in a wholly-owned subsidiary of ours, and effective March 1, 2003, the accounts of VAW-IMCO were consolidated with those of ours and reflected within our consolidated financial statements. Prior to that date, the accounts of VAW-IMCO were reflected in our financial statements under the equity method of accounting. This effective acquisition of the remaining 50% interest in VAW-IMCO was an important step in the ongoing expansion of our international operations.

The following table represents our condensed unaudited pro forma statement of operations for the six months ended June 30, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations. The condensed unaudited pro forma statement of operations assumes that the consolidation of VAW-IMCO occurred on January 1, 2003.

Six months ended June 30, 2003
Revenues	$486,123
Gross profit	35,709
Net earnings	4,434

Net earnings per common share:
Basic	$0.31
Diluted	$0.31

Weighted average shares outstanding:
Basic	14,480
Diluted	14,533

NOTE J – STOCK BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the pro forma disclosure features of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Our net earnings and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

Our pro forma information below is presented as if we had applied the fair value recognition provision of SFAS 123 “Accounting for Stock-Based Compensation.”

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$288	$2,463	$2,999	$3,786
Add: stock-based compensation expense included in reported net earnings, net of tax	1,118	88	1,284	179
Less: compensation cost determined under the fair value method,
net of tax	(1,281)	(259)	(1,615)	(523)

Pro forma net earnings	$125	$2,292	$2,668	$3,442

Basic earnings per share:
As reported	$0.02	$0.17	$0.20	$0.26
Pro forma	0.01	0.16	0.18	0.24

Diluted earnings per share:
As reported	$0.02	$0.17	$0.20	$0.26
Pro forma	0.01	0.16	0.18	0.24

NOTE K – STOCKHOLDERS’ EQUITY

In February and May 2004, we awarded a total of 147,000 restricted stock units to certain of our officers and key employees. The restricted stock units cannot be transferred or pledged and are subject to forfeiture if the holder’s employment with us terminates for any reason other than death, disability or retirement. The restricted stock units fully vest upon the earlier of the fifth anniversary of the date of grant, a “change of control” of the company or upon the holder’s death, disability or retirement. The vested restricted stock units are exchangeable into shares of IMCO common stock. We recorded $1,594,000 in deferred compensation as a reduction to stockholders’ equity related to these awards. This amount will be recorded as compensation expense over the vesting period of the restricted stock units.

Don V. Ingram resigned as chairman of the board, president and chief executive officer of the company in April 2004. In 2000 and 2002, our board of directors had approved grants of contractual restricted stock awards to Mr. Ingram for a total of 600,000 shares. As a consequence of Mr. Ingram’s resignation, as of May 7, 2004, 450,000 shares of common stock were fully vested in accordance with the terms of his restricted stock award agreement resulting in a charge of $1,576,000. The remaining 150,000 shares of his restricted stock were cancelled and returned to treasury stock. In addition, Mr. Ingram received a cash severance payment of $1,500,000. The total charge of $3,655,000 relating to the cash payment, vesting of the 450,000 shares of restricted common stock and certain legal expenses was recognized in the second quarter of 2004 in selling, general and administrative expense.

NOTE L – INCOME TAXES

Our effective tax rate was 43% for the six months ended June 30, 2004. This compares to an effective tax rate of 38% for the comparable period in 2003. The effective tax rate for the three and six-month periods ended June 30, 2004 was impacted because we have not recognized deferred state income tax benefits for 2004 as a result of domestic operating losses. Our provision for income tax in 2003 excluded the equity income from VAW-IMCO, which is recorded on an after tax basis.

Higher interest expense and payments for departing executives have generated net operating losses in the U.S. for federal income tax purposes for the six month period ended June 30, 2004. Deferred tax benefits related to these net operating losses have been recorded for U.S. federal income tax purposes. While our overall effective tax rate for 2004 contemplates the utilization of such operating loss carryforwards, if further profit improvements in our domestic operations do not occur, the recording of additional U.S. federal income tax benefits for 2004 will need to be re-evaluated

We have recorded net deferred tax assets in various state jurisdictions totaling $5,664,000, which includes amounts recorded related to the benefit for loss carryforwards and tax credits, and which expire in varying amounts between 2005 and 2024. A valuation allowance of $2,345,000 has been provided related to such net deferred tax assets. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Finally, our deferred tax asset and liability positions for both U.S. federal and various state jurisdictions could be impacted by the proposed acquisition of Commonwealth (see NOTE B – “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER”), and adjustments to our deferred tax positions may occur.

The provision for income taxes, including income taxes on minority interests, was as follows:

	For the six months ended June 30,
	2004	2003
Current:
Federal	$1	$(105)
State	151	78
Foreign	4,277	2,189

	4,429	2,162

Deferred:
Federal	(2,415)	358
State	—	(62)
Foreign	281	35

	(2,134)	331

Provision for income taxes	$2,295	$2,493

The income tax expense (benefit), computed by applying the federal statutory rate to earnings (loss) before income taxes, differed from the provision for income taxes as follows:

	For the six months ended June 30,
	2004	2003
Income taxes (benefit) at the federal statutory rate	$(2,369)	$(499)
Foreign taxes at the statutory rate	4,340	2,911
State income taxes, net	—	(9)
Foreign income not currently taxable	19	(335)
Other, net	305	425

Provisions for income taxes	$2,295	$2,493

NOTE M – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries are guarantors of the indebtedness of IMCO under its senior secured notes. See NOTE D - “LONG-TERM DEBT.” For purposes of complying with the reporting requirements of these guarantor subsidiaries, presented below are condensed consolidating financial statements of IMCO Recycling Inc., the Guarantor Subsidiaries, and those subsidiaries of IMCO Recycling Inc. that are not guaranteeing the indebtedness under the senior secured notes (Non-Guarantor Subsidiaries).

The condensed consolidating balance sheets are presented as of June 30, 2004, the condensed consolidating statements of operations are presented for the three and six months ended June 30, 2004 and 2003 and the condensed consolidating statements of cash flows are presented for the six months ended June 30, 2004 and 2003.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$325	$46	$13,563	$—	$13,934
Accounts receivable, net	7,869	77,302	47,424	(57)	132,538
Inventories	2,191	53,137	27,186	—	82,514
Restricted cash	18,917	—	—	—	18,917
Deferred income taxes	8,677	3,031	1,370	—	13,078
Other current assets	3,706	5,658	3,070	—	12,434

Total Current Assets	41,685	139,174	92,613	(57)	273,415
Property and equipment, net	36,305	104,431	73,950	(1,857)	212,829
Goodwill	3,760	49,131	16,348	—	69,239
Investments in joint ventures	—	831	—	—	831
Other assets, net	10,373	3,066	786	—	14,225
Investments in subsidiaries/ intercompany receivable (payable), net	334,698	(202,583)	123,680	(255,795)	—

	$426,821	$94,050	$307,377	$(257,709)	$570,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,986	$47,645	$30,296	$(57)	$88,870
Accrued liabilities	8,287	8,408	20,689	—	37,384
Current maturities of long-term debt	—	26	4	—	30

Total Current Liabilities	19,273	56,079	50,989	(57)	126,284
Long-term debt	266,495	15	6	—	266,516
Deferred income taxes	2,304	9,777	8,537	—	20,618
Other long-term liabilities	5,493	3,769	16,443	—	25,705
Total Stockholders’ Equity	133,256	24,410	231,402	(257,652)	131,416

	$426,821	$94,050	$307,377	$(257,709)	$570,539

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,067	$181,817	$98,236	$(11,681)	$292,439
Cost of sales	21,638	170,134	89,932	(11,681)	270,023

Gross profit	2,429	11,683	8,304	—	22,416

Selling, general and administrative expense	447	11,332	2,938	—	14,717
Interest expense	6,844	1,572	43	(1,598)	6,861
Other (income) expense, net	(586)	(972)	1	1,598	41
Equity in net loss (earnings) of affiliates	(3,282)	62	—	3,282	62

Earnings (loss) before provision for income taxes and minority interests	(994)	(311)	5,322	(3,282)	735
Provision (benefit) for income taxes	(1,282)	(165)	1,834	—	387

Earnings (loss) before minority interests	288	(146)	3,488	(3,282)	348
Minority interests, net of provision for income taxes	—	—	60	—	60

Net earnings (loss)	$288	$(146)	$3,428	$(3,282)	$288

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2003

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,560	$137,084	$84,652	$(6,844)	$239,452
Cost of sales	22,532	130,728	75,197	(6,844)	221,613

Gross profit	2,028	6,356	9,455	—	17,839

Selling, general and administrative expense	455	6,376	2,621	—	9,452
Interest expense	2,212	360	1,741	(609)	3,704
Fees on receivables sale	—	291	—	—	291
Other (income) expense, net	2,067	(2,239)	(482)	609	(45)
Equity in net loss (earnings) of affiliates	(5,110)	14	—	5,110	14

Earnings (loss) before provision for income taxes and minority interests	2,404	1,554	5,575	(5,110)	4,423
Provision (benefit) for income taxes	(59)	—	1,906	—	1,847

Earnings (loss) before minority interests	2,463	1,554	3,669	(5,110)	2,576
Minority interests, net of provision for income taxes	—	—	113	—	113

Net earnings (loss)	$2,463	$1,554	$3,556	$(5,110)	$2,463

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$51,773	$349,712	$193,111	$(23,649)	$570,947
Cost of sales	46,722	328,387	173,924	(23,649)	525,384

Gross profit	5,051	21,325	19,187	—	45,563

Selling, general and administrative expense	921	19,200	6,527	—	26,648
Interest expense	13,180	3,232	339	(3,446)	13,305
Other (income) expense, net	(980)	(1,918)	(335)	3,417	184
Equity in net loss (earnings) of affiliates	(8,417)	45	—	8,417	45

Earnings (loss) before provision for income taxes and minority interests	347	766	12,656	(8,388)	5,381
Provision (benefit) for income taxes	(2,652)	329	4,618	—	2,295

Earnings (loss) before minority interests	2,999	437	8,038	(8,388)	3,086
Minority interests, net of provision for income taxes	—	—	87	—	87

Net earnings (loss)	$2,999	$437	$7,951	$(8,388)	$2,999

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$49,446	$276,939	$122,132	$(13,982)	$434,535
Cost of sales	44,844	265,205	108,722	(13,982)	404,789

Gross profit	4,602	11,734	13,410	—	29,746

Selling, general and administrative expense	921	13,115	3,421	—	17,457
Interest expense	3,927	602	1,835	(311)	6,053
Fees on receivables sale	—	581	—	—	581
Other (income) expense, net	4,105	(4,516)	122	311	22
Equity in net loss (earnings) of affiliates	(7,932)	(177)	(734)	7,932	(911)

Earnings (loss) before provision for income taxes and minority interests	3,581	2,129	8,766	(7,932)	6,544
Provision (benefit) for income taxes	(205)	—	2,698	—	2,493

Earnings (loss) before minority interests	3,786	2,129	6,068	(7,932)	4,051
Minority interests, net of provision for income taxes	—	—	265	—	265

Net earnings (loss)	$3,786	$2,129	$5,803	$(7,932)	$3,786

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net earnings	$2,999	$437	$7,951	$(8,388)	$2,999
Depreciation and amortization	2,650	8,032	3,515	—	14,197
Provision for (benefit from) deferred income tax	(2,415)	—	281	—	(2,134)
Equity in loss (earnings) of affiliates	(8,417)	45	—	8,417	45
Net transfers with subsidiaries	(136,165)	101,978	29,409	4,778	—
Non-cash retirement charge	—	1,576	—	—	1,576
Other non-cash items	2,618	1,113	(272)	—	3,459
Changes in operating assets and liabilities:
Accounts receivable	1,947	(12,385)	(11,689)	—	(22,127)
Inventories	2,102	(8,224)	1,111	—	(5,011)
Other current assets	(56)	1,028	(1,103)	—	(131)
Accounts payable and accrued liabilities	121,109	(86,034)	(25,703)	(4,807)	4,565

Net cash from (used by) operating activities	(13,628)	7,566	3,500	—	(2,562)

INVESTING ACTIVITIES:
Payments for property and equipment	(1,170)	(6,196)	(5,197)	—	(12,563)
Acquisition costs	—	(1,889)	—		(1,889)
Decrease in restricted cash	5,929	—	—	—	5,929
Other	(1,935)	278	1,687	—	30

Net cash from (used by) investing activities	2,824	(7,807)	(3,510)	—	(8,493)

FINANCING ACTIVITIES:
Net proceeds from long-term revolving credit facility	10,295	—	—	—	10,295
Debt issuance costs	(510)	—	—	—	(510)
Other	841	153	(372)	—	622

Net cash from (used by) financing activities	10,626	153	(372)	—	10,407

Effects of exchange rate changes on cash	—	—	(178)	—	(178)
Net (decrease) in cash and cash equivalents	(178)	(88)	(560)	—	(826)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$325	$46	$13,563	$—	$13,934

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net earnings	$3,786	$2,129	$5,803	$(7,932)	$3,786
Depreciation and amortization	2,879	7,867	2,545	—	13,291
Provision for (benefit from) deferred income tax	296	—	35	—	331
Equity in loss (earnings) of affiliates	(7,932)	(177)	(734)	7,932	(911)
Net transfers with subsidiaries	25,190	(7,374)	—	(17,816)	—
Other non-cash items	(2,433)	3,715	1,587	—	2,869
Changes in operating assets and liabilities:
Accounts receivable	1,913	(6,247)	2,874	—	(1,460)
Accounts receivable sold	(5,000)	—	—	—	(5,000)
Inventories	818	(1,573)	(2,982)	—	(3,737)
Other current assets	262	1,376	671	—	2,309
Accounts payable and accrued liabilities	(25,156)	3,099	(986)	17,816	(5,227)

Net cash from (used by) operating activities	(5,377)	2,515	8,813	—	6,251

INVESTING ACTIVITIES:
Payments for property and equipment	(496)	(3,312)	(3,915)	—	(7,723)
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	750	(750)	15,669		15,669
Other	(977)	1,911	(448)	—	486

Net cash from (used by) investing activities	(723)	(2,151)	11,306	—	8,432

FINANCING ACTIVITIES:
Net proceeds from long term-revolving credit facility	4,000	—	—	—	4,000
Net (payments of) proceeds from of long-term debt	2	(155)	(541)	—	(694)
Debt issuance costs	—	(757)	—	—	(757)
Other	(4)	114	(481)	—	(371)

Net cash from (used by) financing activities	3,998	(798)	(1,022)	—	2,178

Effects of exchange rate changes on cash	—	—	595	—	595
Net increase (decrease) in cash and cash equivalents	(2,102)	(134)	19,692	—	17,456
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$316	$49	$23,966	$—	$24,331

NOTE N – EMPLOYEE BENEFITS

VAW-IMCO Pension Plan.

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some VAW-IMCO senior officers are entitled to receive enhanced pension benefits. The pension plan is classified as a book reserve plan; no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under SFAS No. 87, “Employers’ Accounting for Pensions,” a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as an unfunded accrued pension cost. This liability is insured by a German pension insurance association under German law if VAW-IMCO is unable to fulfill its obligations. These obligations are included in “Other Long-Term Liabilities” on our consolidated balance sheet as of June 30, 2004.

Pension cost for the defined pension plan includes the following components of net periodic benefits cost:

	Three Months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$121	$108	$242	$144
Interest cost	210	173	420	231
Amortization cost	36	—	72	—

Total	$367	$281	$734	$375

NOTE O – MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS

We enter into derivative transactions to hedge the cost of energy and the price of certain aluminum and zinc products. We evaluate and document each hedge item when entered into. It is our policy not to speculate in hedging activities.

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

Domestically, we enter into hedges for aluminum, zinc and natural gas with the expectation that these instruments will be highly effective at achieving offsetting changes in future cash flows. We have this expectation both at the inception of the hedged instrument, and on an ongoing basis. We expect this because the gains and losses of the hedge instruments are based on underlings, such as commodity prices of aluminum, zinc, or natural gas, that are closely correlated to the overall purchase price of materials and energy that are required in our operations. This close correlation is a key factor in the deferral of the gains and losses of our hedges until the respective maturity of the hedges, or until the hedges are closed.

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

At June 30, 2004, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 2,540,000 Mmbtus of natural gas, which represents approximately 40%, 20% and 5% of our expected 2004, 2005 and 2006 natural gas needs, respectively. At June 30, 2004, the deferred fair value gain of these contracts was $2,694,000 ($1,671,000 net of tax). For the six months ended June 30, 2004 and 2003, natural gas hedging activities decreased cost of goods sold by $1,491,000 and $2,942,000, respectively.

Domestic Aluminum: We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2004 total production covered under these futures sale contracts as of June 30, 2004 was 12,335 metric tonnes (mt) with a fair value deferred loss of $699,000 ($433,000 net of tax).

We also enter into forward purchase contracts for aluminum. As of June 30, 2004, we had contracts for 3,260 mt with a fair value deferred gain of $212,000 ($131,000 net of tax). For the six months ended June 30, 2004 and 2003, our domestic aluminum revenue was higher by $773,000 and $145,000, respectively, for settled metal hedging contracts.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At June 30, 2004, estimated total production covered under these futures sale contracts and their respective fair values were as follows:

	Metric Tons	Unrealized deferred gain (loss)	Unrealized deferred gain (loss), net of tax
Forward sales in 2004	(1,875)	$212,000	$131,000
Forward purchases in 2004	10,617	198,000	123,000
Forward purchases in 2005	3,877	39,000	24,000
Forward purchases in 2006	180	(2,000)	(1,000)

Net notional amounts	12,799	$447,000	$277,000

For the six months ended June 30, 2004 and 2003, our zinc revenue was higher (lower) by $327,000 and ($325,000), respectively, due to settled zinc metal hedging contracts.

VAW-IMCO: VAW-IMCO has a significant metal hedging program. The majority of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into London Metals Exchange (LME) high-grade and alloy aluminum forward sales and purchase contracts. VAW-IMCO does not hold or issue any derivative financial instruments for trading purposes. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

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

As of June 30, 2004, VAW-IMCO had forward purchase contracts for high-grade aluminum for 44,225 mt having a fair value loss of U.S. $75,419,000. Also as of June 30, 2004, VAW-IMCO had forward sales contracts for 40,975 mt having a fair value gain of U.S. $71,123,000.

VAW-IMCO recognized in its cost of goods sold unrealized net gains of approximately U.S. $1,465,000 due to metal hedging activities for the six months ended June 30, 2004 and an unrealized net loss of $446,000 for the three months ended June 30, 2004.

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

OVERVIEW

IMCO – Commonwealth Proposed Merger.

On June 16, 2004, IMCO and Commonwealth announced the execution of a merger agreement for a business combination of the two companies. The merger agreement provides for a stock-for-stock merger in which 0.815 shares of IMCO common stock will be exchanged on a tax-free basis for each share of Commonwealth common stock outstanding. Cash will be paid in lieu of any fractional shares. The merger will be accounted for using the purchase method of accounting for business combinations. The transaction is subject to the approval of the stockholders of IMCO and Commonwealth, the successful completion of refinancing of certain existing indebtedness of the two companies, and certain regulatory approvals. Subject to the successful completion of these events, the transaction is expected to close in the fourth quarter of 2004. More information on the proposed merger transaction is contained in our Registration Statement on Form S-4 filed with the SEC on July 21, 2004.

Operations.

For both the three and six month periods ended June 30, 2004, total segment income increased over that recorded for the corresponding periods in the prior year due to improved economic conditions in the manufacturing sectors that we serve. However, the improvement was offset by higher interest expense and higher selling, general and administrative expense, which included severance costs and costs related to our proposed merger with Commonwealth.

Among our domestic aluminum operations, our margins improved as greater economic activity resulted in higher volumes of metals processed and an increased availability of scrap metals for purchase. Among other positive factors, the amount of scrap that the Chinese have purchased (which drives up the prices we pay for our scrap raw materials) has declined in recent periods. Our international aluminum operations continue to experience strong demand for their products and services, but margins for production in our European operations declined during 2004’s second quarter. Our zinc operations benefited from higher zinc prices due to increased industrial demand.

Negatively impacting our results for the first half of 2004 were continuing high natural gas prices and other fuel costs. In addition, as noted above, selling, general and administrative costs have increased as a result of severance costs for departing executives, the effect of the full six months of consolidated operations of VAW-IMCO in 2004 compared to 2003 and merger-related costs. Our interest expense has also increased significantly as a result of our October 2003 refinancing of substantially all of our indebtedness, higher levels of indebtedness outstanding and the new facilities’ higher interest rates. Obligations under our former receivables sale facility did not bear interest, although administrative fees were charged. Despite our improved segment income performance, as a result of a number of these increased costs and expenses, we generated net operating losses from our U.S. operations for federal income tax purposes for the six months ended June 30, 2004.

Our capital expenditures are expected to be $25 million for all of 2004. A significant expansion of our Saginaw, Michigan facility is underway and expected to be completed by the end of this year. We are also expanding our landfill at Morgantown, Kentucky and are planning expansions at our VAW-IMCO facility in Töging, Germany.

Assuming that the industrial economic recovery continues and the relatively high level of automobile sales is maintained, we expect improvements in earnings from operations in 2004’s third quarter compared to the third quarter of 2003. However, high fuel costs, traditional shutdowns of auto manufacturing facilities for model changeovers and greater-than-expected merger-related costs will negatively impact our net earnings for the third quarter of 2004.

For both the three month and six month periods ended June 30, 2004, approximately 58% of our processing volumes consisted of aluminum and zinc tolled for customers. Tolling revenues reflect only processing costs and our profit margin. Our processing activities also involve the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale. The revenues from these sales transactions reflect the cost of the metal, as well as the processing cost and our profit margin. Accordingly, our tolling business produces lower revenues and costs of sales than our product sales business. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period. As a result, we have traditionally considered processing volume to be a more important determinant of performance than revenues, particularly in the domestic aluminum segment.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profits (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Pounds processed	840,059	768,181	1,669,923	1,431,427
Percentage of pounds tolled	58%	53%	58%	54%
Revenues	$292,439	$239,452	$570,947	$434,535
Gross profit	$22,416	$17,839	$45,563	$29,746

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Areas of uncertainty that require judgments, estimates and assumptions include accounting for inventories, long-lived assets, derivatives, property and equipment, goodwill and other intangible assets, credit risk and income taxes. Management uses historical experience and certain other information available in order to make these judgments and estimates; actual results will inevitably differ from those estimates and assumptions that are used to prepare our financial statements at any given time.

A summary of our significant accounting policies and estimates is included in ITEM 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003. There has been no significant change to our critical accounting policies during the six months ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003, AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

PRODUCTION. The following table shows the increases in total pounds processed and the percentage tolled for the domestic aluminum, international aluminum and zinc segments (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% increase	2004	2003	% increase
Pounds Processed:
Domestic Aluminum	517,844	487,109	6%	1,036,421	974,867	6%
International Aluminum	259,333	219,174	18%	514,427	340,366	51%
Zinc	62,882	61,898	2%	119,075	116,194	2%

Total Pounds Processed	840,059	768,181	9%	1,669,923	1,431,427	17%

Percentage Tolled:
Domestic Aluminum	67%	61%		66%	61%
International Aluminum	54%	51%		55%	54%
Zinc	0%	3%		1%	3%
Total Percentage Tolled	58%	53%		58%	54%

DOMESTIC ALUMINUM PRODUCTION: For the three and six month periods ended June 30, 2004, overall production increased compared to the same period in the prior year. Within this segment, production increased in both our aluminum recycling division and specialty alloy division. Our domestic aluminum tolling percentage increased due to a general improvement in the U.S. industrial economy for both the three and six month periods ended June 30, 2004 compared to the same periods in the prior year.

As the second quarter of 2004 ended, growth was reported in several sectors of the U.S industrial economy. However, the continuing shutdown of primary smelter capacity in the Pacific Northwest continues to adversely affect our domestic aluminum operations.

Operations at our Rockwood, Tennessee facility remain provisionally suspended. We may restart operations at this facility if market conditions warrant doing so. Materials that normally would have been processed at Rockwood have been sent to our other locations for processing.

Within the aluminum recycling division, deox processing increased for both the three and six month periods ended June 30, 2004 compared to the same periods in 2003 due to increased demand from the steel industry.

Due to an increase in manufacturing and economic conditions in the specialty alloy division resulting in an increased supply of scrap metal, we have been able to process more materials than last year at this time. A significant expansion is underway at our Saginaw, Michigan facility to supply more specialty alloy materials under our long-term agreement with General Motors. This project is expected to be completed by the end of this year.

INTERNATIONAL ALUMINUM PRODUCTION: Production at our international aluminum facilities also increased. On a pro forma basis, assuming the consolidation of VAW-IMCO had occurred on January 1, 2003, production in this segment increased by 13%. Production at VAW-IMCO improved due to the installation of new IMCO-designed furnaces in 2003. Production also improved at our Monterrey, Mexico facility due to higher volumes from the addition of new customers. Tolling volume for this facility continues to be up sharply compared to the same period in 2003 due to the addition of new customers.

ZINC PRODUCTION: Zinc production increased modestly during the three and six months ended June 30, 2004 compared to the same period in the prior year. Most of the production gains occurred as a result of an increase in demand due to the improving economy.

REVENUES. The following table shows the increases in total revenue for our three operating segments for the three and six months ended June 30, 2004 compared to the same periods in the prior year, and the percentage change from the prior period (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% increase	2004	2003	% increase
Revenues:
Domestic Aluminum	$143,931	$121,857	18%	$281,610	$248,974	13%
International Aluminum	92,594	80,558	15%	183,267	113,822	61%
Zinc	55,914	37,037	51%	106,070	71,739	48%

Total Revenues	$292,439	$239,452	22%	$570,947	$434,535	31%

Our total consolidated revenues increased 22% during the three months ended June 30, 2004 compared to the same period in the prior year. Our total consolidated revenues increased 31% during the six months ended June 30, 2004 compared to the same period in the prior year. This increase is more than the percentage increase in our metal processed, due mostly to higher metal selling prices.

DOMESTIC ALUMINUM REVENUES: For the three month period ended June 30, 2004 compared to the same period in the prior year, our domestic aluminum revenues increased. This reflected stronger volumes processed at our aluminum recycling facilities and increases in our deox processing. The operating rates of our domestic aluminum recycling plants have increased due to the recovery in U.S. industrial activity and a stronger overall aluminum market. The average London Metal Exchange (LME) price of primary aluminum during the first six months of 2004 increased by approximately 22% compared to the average price during the same period in 2003.

Within this segment, for both the current quarter and the six months ended June 30, 2004, tolling revenues are running ahead of last year’s amounts due to higher tolling volumes. Product sales revenues have also increased for the same time periods; however, most of this increase has been due to an increase in prices. Product sales volume was relatively unchanged for both the three and six month periods ended June 30, 2004, compared to the same time periods in the prior year.

INTERNATIONAL ALUMINUM REVENUES: Our international aluminum revenues have increased strongly since 2003, reflecting our foreign acquisitions and increased volumes. Most of this growth is due to our consolidation of VAW-IMCO, and, to a lesser degree, reflects our increased operations in Mexico. With the consolidation of VAW-IMCO, the majority of our revenues in this segment represent product sales as opposed to tolling fees. VAW-IMCO’s revenues are closely tied to the European auto industry; approximately 60% of its annual output is provided to that industry. Revenue increased at our Monterrey, Mexico facility mostly due to the addition of new customers and higher processing volumes. Revenues also increased at our Swansea, UK facility in part due to new deox processing.

On a pro forma basis, assuming the consolidation of VAW-IMCO had occurred on January 1, 2003, revenues are relatively unchanged for the six months ending June 30, 2004 compared to the same time period in 2003.

ZINC REVENUES: Zinc revenues increased in the second quarter of 2004 compared to the same period in 2003. Principally driving zinc revenues has been the increase in the average LME zinc price, which during the second quarter of 2004 increased by approximately 34% compared to the average price during the corresponding period in 2003.

GROSS PROFIT. The following table shows total segment income, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profit (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% change	2004	2003	% change
Segment Income:
Domestic Aluminum	$9,267	$5,363	73%	$15,887	$11,176	42%
International Aluminum	4,986	6,316	-21%	11,943	9,225	29%
Zinc	2,884	1,404	105%	6,777	2,510	170%

Total segment income	$17,137	$13,083	31%	$34,607	$22,911	51%

Items not included in gross profit:
Plant selling expense	$1,300	$1,240	5%	$2,563	$2,420	6%
Management SG&A expense	3,883	3,415	14%	8,192	5,097	61%
Equity in earnings of affiliates	62	14	343%	45	(911)	—
Other income	34	87	-61%	156	229	-32%

Gross Profit	$22,416	$17,839	26%	$45,563	$29,746	53%

DOMESTIC ALUMINUM INCOME: Domestic aluminum income increased for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year due to higher volumes and selling prices. Within this segment, total margins increased, due mostly to higher amounts of material processed. Total product sales margins have improved as well, reflecting both favorable selling and scrap metal prices.

Natural gas prices, after including the effects of our hedging activities, are higher than last year’s natural gas prices. On a per unit basis, overall natural gas prices are approximately 11% higher for the six months ended June 30, 2004 compared to the same period in the prior year.

Overall, excluding fuels, operating costs were relatively unchanged in this segment, both for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year. Excluding fuels, operating costs on a per unit processed basis are slightly lower this year than in the same time periods last year due to more units processed this year.

INTERNATIONAL ALUMINUM INCOME: For the six months ended June 30, 2004, compared to the same time period in 2003, income in this segment increased mostly due to the consolidation of VAW-IMCO as discussed above. Metal hedging activities also affected VAW-IMCO’s income; overall unrealized metal hedging gains, included in income, were $1,465,000, net.

For the three months ended June 30, 2004, compared to the same time period in 2003, income in this segment decreased mostly due to weaker margins and an unrealized hedging loss of $446,000. Higher production at VAW-IMCO, in total, has offset some of the sales margin weakness.

In contrast to VAW-IMCO, we realized improvements in income from our Monterrey, Mexico facility and our Pindamonhangaba, Brazil facility. Income at these locations increased sharply for both the three and six month periods ended June 30, 2004 compared to the same periods in the prior year due to higher volumes and prices.

ZINC INCOME: Zinc income increased for both the three and six months ended June 30, 2004 compared to the same periods in the prior year, which increase is primarily related to higher LME zinc prices. Expenses for freight and energy costs are slightly higher for the six month period ended June 30, 2004 compared to the same period in 2003.

SG&A EXPENSE. During the three months ended June 30, 2004, our SG&A expenses were $14,717,000, which was $5,265,000 higher than the $9,452,000 in the same period in 2003. During the six months ended June 30, 2004, our SG&A expenses were $26,648,000, which was $9,191,000 higher than the $17,457,000 in the same period in 2003.

The increases in SG&A are due in part to the inclusion of VAW-IMCO’s SG&A for the full six months ended June 30, 2004 into our results of operations for that period (which resulted from our consolidation of VAW-IMCO’s results of operation into our consolidated financial statements as of March 1, 2003), certain merger expenses, and expenses amounting to $3,665,000 related to the departure of Don V. Ingram, our former chairman of the board, president and chief executive officer. These expenses included:

•	a cash severance payment of $1,500,000.

•	expenses from the vesting of Mr. Ingram’s restricted stock awards.

•	certain legal expenses associated with his departure.

INTEREST EXPENSE. During the three months ended June 30, 2004, our interest expense was $6,861,000, which was $3,157,000 higher than the $3,704,000 in the same period in 2003. During the six months ended June 30, 2004, our interest expense was $13,305,000, which was $7,252,000 higher than $6,053,000 in the same period in 2003. Most of our outstanding debt is now related to our senior secured notes, which bear an effective fixed interest rate of 10.5%, compared to the first six months of 2003 when our former senior credit facility bore an effective annual interest rate of 7.9%. As a result of our October 2003 debt refinancing our former receivables sale facility was extinguished and we longer incur fees on receivables sales. As a result of the termination of the receivables sale facility, our average borrowings have increased.

PROVISION FOR INCOME TAXES. During the three months ended June 30, 2004, our provision for income taxes was $387,000, which was $1,460,000 below the $1,847,000 amount from the same period in the prior year. During the six months ended June 30, 2004, our provision for income taxes was $2,295,000, which was $198,000 below the $2,493,000 amount from the same period in the prior year. These reductions resulted from lower consolidated earnings. Our effective tax rate was 43% for the six months ended June 30, 2004. This compares to an effective tax rate of 38% for the comparable period in 2003. Our provision for income tax in 2003 excluded the equity income from VAW-IMCO, which was recorded on an after tax basis.

The consolidation of VAW-IMCO’s results of operations into our financial statements beginning in March 2003 resulted in a higher overall effective tax on our international income due to German income taxes imposed on VAW-IMCO. This consolidation has had the impact of increasing our international earnings. Offsetting this, higher interest expense and payments for departing executives generated net operating losses for U.S. federal income tax purposes. Deferred tax benefits related to these net operating losses have been recorded. While our effective tax rate for 2004 contemplates the utilization of such operating loss carryforwards, if expected profit improvements in our domestic operations do not occur, recording of additional U.S. tax benefits for 2004 will need to be re-evaluated.

We have recorded net deferred tax assets in various state jurisdictions totaling $5,664,000, which includes amounts recorded related to the benefit for loss carryforwards and tax credits, and which expire in varying amounts between 2005 and 2024. A valuation allowance of $2,345,000 has been provided related to such net deferred tax assets. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Finally, our deferred tax asset and liability positions for both U.S. federal and various state jurisdictions could be impacted by the proposed merger with Commonwealth, and adjustments to our deferred tax positions may occur.

NET EARNINGS. For the three months ended June 30, 2004, our net earnings were $288,000, which is $2,175,000 below the $2,463,000 from the same period in the prior year. For the six months ended June 30, 2004, our net earnings were $2,999,000, which is $787,000 below the $3,786,000 amount from the same period in the prior year. Overall, improved gross profits were offset by increased SG&A expenses and interest expense as discussed above.

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

Cash Flows from Operations. Operations used $2,562,000 of cash for the six months ended June 30, 2004, compared to providing $6,251,000 of cash for the same six months in 2003. Decreases in cash flow from operations included the effect of increasing investments in operating assets and liabilities, which totaled $22,704,000 for the six months ended June 30, 2004 compared to $13,115,000 for the same period in 2003. The majority of our change in operating assets and liabilities was due to changes in accounts receivable.

For the six months ended June 30, 2004, increases in accounts receivable of $22,127,000 were due to an increase in our overall processing volume and an increase in overall metal prices. An indicator of our collections on receivables activity, and a key internal performance indicator, is our days’ sales outstanding statistic. We have reduced the number of average days’ sales outstanding since December 31, 2003, effectively strengthening our cash receipts from customers:

	June 30, 2004	December 31, 2003
Days’ sales outstanding	41	46

For the six months ended June 30, 2004, inventories increased $5,011,000. The majority of our increase in inventories occurred in our domestic operations due to higher metal prices and the availability of suitably-priced raw materials.

For the six months ended June 30, 2004, accounts payable and accrued liabilities increased $4,565,000. Increases in our accounts payable and accrued liabilities were mostly concentrated on our operations in Germany. This was partially offset by lower accounts payable and accrued liabilities from our domestic operations. On April 15, 2004, we paid $11,438,000 as our first interest payment under the senior secured notes we issued in October 2003. The payment of this interest obligation reduced our accrued liabilities.

Also affecting our cash used by operations was the $1,500,000 cash severance payment to our former chairman and chief executive officer, as mentioned above.

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure activities. Our capital expenditures principally relate to property, plant and equipment. During the six months ended June 30, 2004, cash used by investing activities was $8,493,000. During the same time period in 2003, cash provided by investing activities was $8,432,000, due to the increase in cash resulting from the consolidation of VAW-IMCO.

Cash used for capital expenditures was $12,563,000 for the six months ended June 30, 2004, compared to a use of cash of $7,723,000 for capital expenditures during the same time period in 2003. Our overall capital expenditures for property, plant and equipment in the U.S. and at our international locations for the remainder of this year are expected to approximate $12,400,000. The majority of this sum is planned to be used for expansion of our Saginaw, Michigan facility and our Morgantown, Kentucky landfill and other maintenance capital items. These capital expenditures are expected to be funded by cash flows generated from continuing operations and from the utilization of restricted cash. At June 30, 2004 we had $18,917,000 in restricted cash in a collateral account held by the trustee under the indenture for the benefit of holders of the senior secured notes. As permitted under the senior secured notes indenture, and subject to certain limitations, we will be able to use these funds in the collateral account for certain property and equipment expenditures until January 2005. The property and equipment that are the subject of these expenditures will also become collateral security for the senior secured notes. We currently intend to use the majority of the funds from the collateral account for these purposes in 2004. To the extent that more than $5,000,000 in unused funds remain in the collateral account after January 2005, we are required to make an offer to repurchase outstanding senior unsecured notes up to the extent of the amount of the unused funds. If the amount of notes tendered to us in response to this offer is less than the amount of the unused funds, then we may use the excess funds for our general corporate purposes, free of liens under the indenture, but subject to certain other terms and conditions. During the first six months of 2004, we used $5,929,000 of funds in the collateral account for capital expenditures.

As of June 30, 2004, we capitalized $1,889,000 of expenses incurred in connection with our proposed merger with Commonwealth.

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash from our financing activities was $10,407,000 for the six months ended June 30, 2004, compared to $2,178,000 of cash provided by financing activities for the same time period in 2003.

During the six months ended June 30, 2004, $10,295,000 was borrowed under our senior credit facility. During the same time period in the prior year, proceeds from borrowings on our former revolving credit facility were $4,000,000.

As of June 30, 2004, we estimated that our borrowing base would have supported additional borrowings of $38,801,000 after giving effect to outstanding borrowings of $43,286,000 and outstanding letters of credit of $6,805,000. As of June 30, 2004, our total borrowing base was estimated to be approximately $88,892,000. VAW-IMCO also had unused lines of credit totaling approximately $18,294,000.

EBITDA. We report our financial results in accordance with generally accepted accounting principles (GAAP). However, our management believes that certain non-GAAP performance measures, which our management uses in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods.

EBITDA is defined as net earnings (loss) before cumulative effect of accounting change, income tax expense, interest (income) expense, depreciation and amortization. EBITDA is a non-GAAP financial measure which is presented because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA when reporting their results.

We also use EBITDA because our senior credit facility and our senior secured notes indenture use EBITDA with additional adjustments to measure our compliance with covenants such as interest coverage, leverage ratio and debt incurrence. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results prepared in accordance with GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense or cash requirements necessary to service interest or principal payments on indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only on a supplemental basis.

Our reconciliation of EBITDA to net earnings and net cash from (used by) operating activities is as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
EBITDA	$14,618	$15,000	$32,796	$25,623

Interest expense	6,861	3,704	13,305	6,053
Income taxes	387	1,847	2,295	2,493
Depreciation and amortization	7,082	6,986	14,197	13,291

Net income	$288	$2,463	$2,999	$3,786

Depreciation and amortization	7,082	6,986	14,197	13,291
Deferred income taxes	(2,809)	(85)	(2,134)	331
Equity in net loss (earnings) of affiliates	62	14	45	(911)
Non-cash charges	3,745	1,874	5,035	2,869

Net change in working capital:
Accounts receivable	3,879	9,513	(22,127)	(1,460)
Accounts receivable sold	—	(600)	—	(5,000)
Inventories	(7,843)	(4,818)	(5,011)	(3,737)
Other current assets	1,336	1,696	(131)	2,309
Accounts payable & accrued liabilities	(10,467)	(2,027)	4,565	(5,227)

Total net change in working capital	$(13,095)	$3,764	$(22,704)	$(13,115)

Cash from (used by) operating activities	$(4,727)	$15,016	$(2,562)	$6,251

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

During the six months ended June 30, 2004, the U.S. Dollar gained approximately 3% in value against the Euro, resulting in an unrealized foreign currency translation loss of approximately $1,387,000. Also during this same period, the U.S. Dollar gained approximately 2% in value against the Mexican Peso, resulting in an unrealized foreign currency translation loss of approximately $437,000. Partially offsetting this unrealized loss were unrealized foreign currency translation gains in the British Pound. During this same time period, the British Pound gained approximately 2% against the U.S. Dollar. The Euro is the functional currency of our German facilities, and the British Pound is the functional currency of our Wales facility. The Peso is the functional currency of our Monterrey, Mexico facility.

We also operate a facility in Pindamonhangaba, Brazil, and the Brazilian Real is the functional currency of this facility. During the six months ended June 30, 2004, the U.S. Dollar gained approximately 6% in value against the Real, resulting in a small unrealized foreign currency translation loss.

CREDIT FACILITIES. Our long-term debt is summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Senior Credit Facility, expiring in October 2007	$43,286	$32,991
10-3/8% Senior Secured Notes, due October 6, 2010 (net of discount)	208,802	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of discount)	5,706	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	52	46

Subtotal	266,546	256,193
Less current maturities	30	26

Total	$266,516	$256,167

As of June 30, 2004, we had $43,286,000 of indebtedness outstanding under our senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of June 30, 2004, we estimated that our borrowing base would have supported additional borrowings of $38,801,000 after giving effect to outstanding borrowings of $43,286,000 and outstanding letters of credit of $6,805,000. As of June 30, 2004, our total borrowing base was estimated to be approximately $88,892,000. See NOTE D - “LONG-TERM DEBT” regarding covenant requirements under our senior credit facility.

In addition, VAW-IMCO has two lines of credit available for its working capital needs. The total amount of credit available under these facilities is 15,000,000 Euros ($18,294,000 U.S. Dollars). During the second quarter of 2004, the terms of these credit facilities were renewed and extended, and these facilities now are scheduled to expire in April and May of 2006. As of June 30, 2004, no amounts were outstanding under these lines of credit.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of June 30, 2004:

	Cash payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations	$266,546	$30	$22	$43,286	$223,208
Operating lease obligations	8,924	3,204	4,486	1,234	—
Purchase obligations	350,461	200,130	147,449	2,882	—
Other long-term liabilities reflected on our balance sheet	20,998	—	786	—	20,212

Total	$646,929	$203,364	$152,743	$47,402	$243,420

Our noncancellable purchase obligations are principally for materials, such as metals and salt fluxes. These materials are used in our manufacturing operations. Other long-term liabilities mostly reflect liabilities for our landfills and VAW-IMCO pension obligations.

RISK FACTORS

The occurrence of any of the events described in the risk factors below could materially and adversely affect our financial condition and results of operations.

Risks of the Company

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

Our business strategy will likely change materially following our proposed merger with Commonwealth assuming it is completed. See “—Certain Risks of the Proposed Merger” below.

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

We require substantial amounts of raw materials and energy in our business, consisting principally of aluminum scrap, primary aluminum metal and natural gas. Any substantial increases in their costs could adversely affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. London Metals Exchange (the “LME”) primary aluminum metal prices declined by 56% between 1988 and 2002 and rose 30% from 2002 to 2004. Metallics (aluminum and zinc scrap, primary aluminum metal and aluminum dross) represent the largest component of our cost of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. Remaining requirements are met with purchased primary metals. There is no assurance that these supply sources will continue to be available.

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

Natural gas costs represent the third largest component of our cost of sales (after labor costs). The price of natural gas can be particularly volatile. We hedge according to board policy and purchase the majority of our natural gas on a spot-market basis. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. If natural gas prices remain at current levels or increase further, our financial condition and results of operations may be adversely affected.

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

OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL INVESTMENTS, MAINTENANCE EXPENDITURES AND CONTRACTUAL COMMITMENTS THAT WE MAY BE UNABLE TO FULFILL.

Our operations are capital intensive. Our total capital expenditures were $20,807,000 and $19,313,000 for 2003 and 2002, respectively. We expect to spend approximately $25,000,000 on capital expenditures during 2004. Our business also requires substantial expenditures for routine maintenance and non-capital environmental expenditures. For the six months ended June 30, 2004, we spent $12,563,000 in capital expenditures, compared to $7,723,000 during the same time period in 2003. As of June 30, 2004, in addition to debt obligations, we had contractual obligations of approximately $380,383,000 payable over time.

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

We currently have operations in countries outside the United States and in certain emerging markets, including Mexico and Brazil, and we plan to continue to expand our international operations. Our foreign operations are generally subject to risks, including:

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

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. Dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. Dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our German and Brazilian operations were positively impacted during the first half of 2003 due to the strengthening of the Euro and Brazilian Real against the U.S. Dollar. We have not generally sought to mitigate this translation effect through the use of derivative financial instruments. This practice exposes us to risks of currency exchange rate and interest rate fluctuations to a greater degree than if we were to use financial derivative instruments.

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

The metals industry in general is highly cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. These conditions include the level of economic growth, financing availability, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, the operations of metals companies have been adversely affected. We are particularly sensitive to trends in cyclical industries such as the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing and production volume; accordingly, reduced demand and pricing pressures will adversely affect our financial condition and results of operations. Economic downturns in the national and international economies or a prolonged recession in our principal markets have adversely affected our operations in the past, and could have a material adverse effect on the combined company’s future financial condition or results of operations.

Changes in the market price of aluminum and zinc impact the selling prices our our products. Market prices of aluminum and zinc are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	U.S. and world economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental and conservation regulations;

•	seasonal factors and weather; and

•	import and export restrictions.

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

Our business is exposed to risks related to customer concentration. In 2003, our 10 largest customers were responsible for 36% of our net revenues. No one customer accounted for more than 10% of our net revenues in 2003. A loss of order volumes from, or a loss of market share by, any major customer could materially and adversely affect our financial condition and results of operations. In addition, our increased emphasis on dedicated facilities and dedicated arrangements with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business with one or more of our facilities, could have a material adverse effect on our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years, which has adversely affected our financial condition and results of operations.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE MARKETS WE SERVE, WHICH COULD REDUCE OUR MARKET SHARE AND HAVE A MATERIAL ADVERSE EFFECT ON OUR SELLING PRICES AND SALES VOLUMES.

Aluminum competes with other material such as steel, plastic and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

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

Additional competition could result in lost market share or reduced prices for our products and services, either of which could have a material adverse effect on our financial condition and results of operations.

THE COST OF COMPLIANCE WITH AND LIABILITIES UNDER ENVIRONMENTAL, HEALTH AND SAFETY LAWS COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have ongoing environmental matters being conducted at sites for which we have or are alleged to have partial or full responsibility. Our operations are subject to numerous federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, the handling, storage, and disposal of hazardous materials, the remediation of contaminated sites, and employee health and safety. Compliance with environmental requirements is a major aspect of our operations. At present, the majority of our environmental compliance expenditures are directed toward controlling air emissions from all of our operations and managing and disposing of salt cake from our aluminum recycling. Changes in environmental requirements could materially increase our costs. For example, if salt cake were to become classified as a hazardous waste in the United States, our costs to manage and dispose of it would increase. Federal and state regulations continue to impose stricter emission requirements on the aluminum industry. While we believe that current pollution control measures at the emission sources at our facilities meet current requirements, additional equipment or process changes at some of our facilities may be required to meet future requirements.

We previously have agreed to indemnify certain customers and parties to acquisition agreements against environmental liabilities for which they might otherwise share responsibility under such contractual arrangements or pursuant to law.

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

A substantial number of our customers do not have a long-term contractual arrangement with us. These customers purchase products and services from us on a purchase order basis. We cannot assure you that these customers will continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could reduce our market share and have a material adverse effect on our sales volume and our business.

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

THE LOSS OF CERTAIN MEMBERS OF OUR MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OUR SIGNIFICANT DEBT OBLIGATIONS COULD LIMIT OUR FLEXIBILITY IN MANAGING OUR BUSINESS AND EXPOSE US TO CERTAIN RISKS.

We are highly leveraged. As of June 30, 2004, we would have been able to incur an additional $38,801,000 under our senior credit facility. Whenever during specified periods our availability under this facility is less than $50,000,000, we are subject to a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, we may be permitted under our senior credit facility and the indenture governing the senior secured notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences including the following:

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

Certain Risks of the Proposed Merger

WE MAY FAIL TO OBTAIN ADEQUATE FINANCING, WHICH IS A CONDITION TO THE COMPLETION OF THE MERGER, AND AS A RESULT THE MERGER MAY NOT BE CONSUMMATED, OR IF CONSUMMATED, MAY CONTAIN FINANCING TERMS LESS FAVORABLE THAN ANTICIPATED.

As a condition to the completion of the merger, we and Commonwealth are required to obtain adequate financing to, among other things, pay for the costs of the merger and refinance significant portions of each company’s outstanding debt obligations, including Commonwealth’s senior subordinated notes, repurchase amounts previously sold under Commonwealth’s receivables purchase agreement and repay all amounts outstanding under our and Commonwealth’s senior credit facilities. Such financing may consist of public offerings of debt or private debt arrangements. No assurances can be given that the financing necessary to consummate the merger will be successfully obtained, or if obtained, that such financing will be on terms and conditions favorable to us. If we are unable to obtain the necessary financing to consummate the merger, our business, prospects, and future results of operations and financial condition, and the prices of our common stock, could be adversely affected.

WE MAY FACE DIFFICULTIES IN ACHIEVING THE EXPECTED BENEFITS OF THE MERGER.

We and Commonwealth currently operate as separate companies. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the merger. In addition, the costs we incur in implementing these efficiencies, synergies, cost savings and other benefits, including our ability to terminate, amend or renegotiate prior contractual commitments of either company, may be greater than expected. We also may suffer a loss of employees, customers or suppliers, a loss of revenues, or an increase in operating or other costs as a result of the merger or other difficulties relating to the merger.

For more information regarding certain risks of our proposed merger with Commonwealth, we refer you to our Registration Statement on Form S-4 as filed with the SEC on July 21, 2004, as it may be amended.

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

Overview, significant metal price changes. The prices for aluminum and zinc were higher during the six months ended June 30, 2004 compared to the same period in 2003. As measured by the LME, overall primary aluminum and zinc metal prices are up approximately 22% and 34%, respectively. However, for the second quarter of 2004, primary aluminum and zinc prices had declined below their higher levels prevailing earlier in 2004.

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

Our deferred domestic aluminum hedging positions are summarized below:

	Metric tonnes	Unrealized deferred gain (loss)	Unrealized deferred gain (loss) net of tax
Forward sales in 2004	(12,335)	(699,000)	(433,000)
Forward purchases in 2004	3,260	212,000	131,000

Net notional amount	(9,075)	(487,000)	(302,000)

For the six months ended June 30, 2004 and 2003, our domestic aluminum revenue was higher by $773,000 and $145,000, respectively, for settled metal hedging contracts. The impact of a 10% change in the June 30, 2004 LME price of aluminum ingot would not be material to our estimated gross profit for the year ending December 31, 2004.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

Our deferred zinc hedging positions are summarized below:

	Metric tonnes	Unrealized deferred gain	Unrealized deferred gain net of tax
Forward sales in 2004	(1,875)	$212,000	$131,000
Forward purchases in 2004	10,617	198,000	123,000

Net notional amount	8,742	$410,000	$254,000

Grand total forward sales, 2004 and beyond	(1,875)	$212,000	$131,000
Grand total forward purchases, 2004 and beyond	14,674	235,000	146,000

Net notional amount	12,799	$447,000	$277,000

For the six months ended June 30, 2004 and 2003, our zinc revenue was higher (lower) by $327,000 and ($325,000), respectively, due to settled zinc metal hedging contracts. The impact of a hypothetical 10% change in the June 30, 2004 LME price of zinc ingot would be material to our estimated gross profit for the year ending December 31, 2004. At this time, we estimate that a hypothetical 10% increase in the price of zinc would increase our gross profit for the remainder of 2004 by approximately $350,000.

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

U.S. Dollar denominated hedges	Metric tonnes	Contract Value, U.S. Dollars
Forward sales in 2004	(1,000)	$1,699,000
Forward purchases in 2004	1,000	(1,406,000)

Total	—	$293,000

Euro denominated hedges	Metric tonnes	Contract Value, U.S. Dollars
Forward sales in 2004	(39,975)	$69,424,000
Forward purchases in 2004	43,225	(74,013,000)

Total	3,250	$(4,589,000)

VAW-IMCO recognized, in its cost of goods sold, unrealized gains of approximately $1,465,000 due to metal hedging activities for the six month period ended June 30, 2004.

The impact of either a 10% increase in the June 30, 2004 LME price of aluminum or a 10% increase in the value of the U.S. Dollar against the Euro would be material to our estimated gross profit. As of June 30, 2004 we estimate that a 10% increase in the LME price of aluminum, holding currency rates constant, would increase our gross profit by approximately $550,000. Separately, for the same period, we also estimate that a 10% increase in the value of the U.S. Dollar against the Euro, holding metal prices constant, would increase our gross profit by approximately $400,000.

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

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2004. We currently have contracts in place to cover about 40% of our natural gas requirements for the succeeding six months.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a 10% change in the June 30, 2004 NYMEX closing price would be material to our estimated gross profit for the next nine months. We estimate that a 10% increase in the price of natural gas, as of June 30, 2004, would decrease our estimated gross profit for the remainder of this year by approximately $1,050,000.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities are summarized in the table below:

As of June 30, 2004
Amount of natural gas hedged, at period end, MMBTU’s	2,540,000
Deferred gain	$2,694,000
Deferred gain, net of tax	$1,671,000

Our natural gas hedging activities, for the six months ended June 30, 2004 and 2003, decreased our cost of goods sold by $1,491,000 and $2,942,000, respectively.

Our international aluminum segment had no natural gas hedging activities for the six months ended June 30, 2004.

Interest. We have historically funded our operations from our existing credit facilities. As of June 30, 2004, approximately 16% of our outstanding debt bore interest at variable interest rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% increase in interest rates prevailing as of June 30, 2004, would decrease our operating results by approximately $100,000 for the remainder of the year.

In addition, we may enter into fixed-to-floating interest rate swaps with respect to a portion of the indebtedness represented by our senior secured notes. Such a transaction would increase our variable rate debt. We did not enter into any interest rate swaps or similar financial risk contracts during the six months ended June 30, 2004.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to our fixed-rate long-term debt outstanding at June 30, 2004, a 10% decline in market interest rates would have resulted in an increase to the fair value of our fixed-rate long-term debt of approximately $11,320,000. The fair values of our long-term debt were estimated using discounted future cash flows based on our incremental borrowing rates for similar types of borrowing arrangements.

We have not generally sought to mitigate foreign currency translation effects through the use of derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. In addition, there was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered an amended judgment in our favor in March 2004. We then filed a post-trial motion seeking the award of attorneys fees. We have reached a settlement, and have received a portion of attorneys fees claimed and have withdrawn the motion. Based on the favorable amended judgment, we believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 27, 2004, at which the election of two Class I directors and the ratification of the appointment of Ernst & Young LLP as our independent auditors for 2004 were considered. John E. Balkcom was elected as a director and received 14,129,527 votes for his election with 283,849 votes withheld. John E. Grimes was elected as a director and received 14,112,510 votes for his election with 584,445 votes withheld. The motion to ratify the appointment of Ernst & Young as our independent auditors for 2004 received 14,341,455 votes in favor or their ratification, with 49,458 votes against and 22,193 votes abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On April 14, 2004 we filed a Form 8-K under Item 5 and Item 9, reporting changes in management of the Company (including the appointment of Richard L. Kerr as interim President and Chief Executive Officer and John E. Balkcom as Chairman of the Board).

On April 30, 2004, we filed a Form 8-K under Item 5 and Item 7 regarding the execution of an Agreement and General Release dated April 20, 2004 by and among Don V. Ingram, IMCO Recycling Inc. and IMCO Management Partnership L.P.

On June 18, 2004, we filed a Form 8-K under Item 5 and Item 7, reporting the execution of the Agreement and Plan of Merger dated June 16, 2004, by and among IMCO Recycling Inc., Silver Fox Acquisition Company and Commonwealth Industries, Inc.

On July 20, 2004, we filed a Form 8-K under Item 5 and Item 7, reporting the First Amendment to Revolving Credit and Security Agreement by and among IMCO Recycling Inc., the other Borrowers, and the Lenders parties thereto dated May 26, 2004 and the Second Amendment to Revolving Credit and Security Agreement by and among IMCO Recycling Inc., the other Borrowers, and the Lenders parties thereto dated July 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc. (Registrant)

Date: August 9, 2004	By:	/s/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.