Form 10-K/A
period 2003-12-31
IMCO RECYCLING INC
filed 2004-10-21
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE TO FORM 10-K/A–AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR

ENDED DECEMBER 31, 2003

This Form 10-K/A (Amendment No. 1) is being filed by IMCO Recycling Inc. with the Securities and Exchange Commission to reflect the restatement of certain previously reported information as more fully described in Note A – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained herein. Portions of Item 6. “Selected Consolidated Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data” of IMCO’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004, have been amended to reflect the restatements. In addition, this Form 10-K/A reflects revised and additional disclosures in response to comments received from the staff of the Division of Corporation Finance of the SEC.

This Amendment No. 1 provides revised and additional disclosures under the following captions as follows:

•	The amendments restate the Consolidated Balance Sheet at December 31, 2003 and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the year ended December 31, 2003, and the notes related thereto as contained under Item 8. “Financial Statements and Supplementary Data”

•	to reverse a gain recognized in the fourth quarter of fiscal 2003 related to the redemption of the former joint venture partner’s share interest in VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), IMCO’s German subsidiary. As a result, the consolidated financial statements have been restated to reflect a purchase price adjustment to the cost basis of the VAW-IMCO assets and a corresponding reduction in goodwill;

•	to reclassify as an expense, $566,000 that had been previously recorded as an account receivable and increase the benefit from income taxes by $215,000 for this item; and

•	to amend the Consolidated Balance Sheet at December 31, 2003 and expand Note G – “Long-Term Debt” to reflect the reclassification of outstanding debt under IMCO’s senior secured revolving credit facility as a current liability. The terms of the loan agreement for this facility as of December 31, 2003 contained a provision whereby cash receipts of the company from certain receivables were applied to pay amounts outstanding under the facility under a lock-box account arrangement. These provisions, coupled with another provision of the agreement, resulted in the reclassification. In July 2004, the company amended the loan agreement as described in the company’s Current Report on Form 8-K filed on July 20, 2004.

These amendments result in a reduction of $5,783,000 in IMCO’s net earnings for the year ended December 31, 2003, which will change IMCO’s net earnings for 2003 of $4,971,000, to a net loss for the year of ($812,000).

The amendments also revise “Net earnings (loss) before cumulative effect of accounting change”; “Net earnings (loss)”, “Net earnings (loss) per common share”, “Total assets”, and “Long-term debt (excluding current maturities)” at December 31, 2003 under Item 6. “Selected Financial Data”, various information included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Exhibit 12 for these items.

•	Other amendments revise paragraphs under “Critical Accounting Policies and Estimates — Property and Equipment” and “—Goodwill and Other Intangible Assets” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Note P – “Goodwill” of Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data,” to state that the relevant determinations cited were made by management. The amendments also revise the fourth and seventh paragraphs under “Critical Accounting Estimates — Property and Equipment” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add disclosure of the carrying value of the company’s assets held for sale and disclosures regarding operations in Brazil.

•	The amendments revise “Critical Accounting Estimates—Income Taxes” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add disclosures regarding management’s estimates and assumptions.

•	The amendments revise the Consolidated Statement of Cash Flows (and the Guarantor Statements of Cash Flow for the year ended December 31, 2003 contained in Note O) under Item 8. “Financial Statements and Supplementary Data” and the applicable disclosures under “— Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restricted cash as a financing cash flow instead of an investing cash flow, and revise Note A – “Summary of Significant Accounting Policies – General Guarantees and Indemnifications” to confirm that amounts paid under the disclosed guarantees and indemnifications have not been significant for the periods presented.

•	The amendments revise, under Item 8. “Financial Statements and Supplementary Data,” Note F – “Income Taxes” to revise the statutory tax rate reconciliation, Note M – “Segment Information” to add specific disclosure regarding revenues and long-lived assets of the company’s VAW-IMCO German subsidiary, and Note G – “Long-Term Debt” and Note O – “Condensed Consolidating Financial Statements” to clarify the 100% ownership of the company’s subsidiaries guaranteeing the debt and the nature of their guarantees, and to reconcile the equity accounts of the company in the Guarantor Balance Sheets and reflect other changes to the Consolidated Balance Sheets and Consolidated Statements of Operations and Cash Flows in the Condensed Consolidating Financial Statements provided in Note O.

•	The amendments also revise Note Q – “Market Risk Management Using Financial Instruments” to disclose the deferred gains expected to be reclassified into income during the next twelve months, and Note L. – “Commitments and Contingencies” to disclose the company’s inability to make an estimate of any reasonably possible losses resulting from those contingencies listed.

•	The amendments revise the first paragraph under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” to add language regarding the limitation on the company’s benefiting from future price changes in natural gas and metals, due to its use of hedging instruments.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by IMCO’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV of this Form 10-K/A.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Annual Report on Form 10-K for the year ended December 31, 2003 that was affected by this Amendment No. 1 has been amended and restated in its entirety.

No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments. This Amendment No. 1 continues to speak as of the date of the original Form 10-K, and has not been updated to reflect any events that occurred at a date subsequent to the filing of the original Form 10-K (including disclosures relating to risks, uncertainties and other factors that may affect future performance).

For more current information regarding risks, uncertainties and other factors that may affect future performance, please see “Risk Factors” included in Item 2 of Part I of IMCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended. You should read this Amendment No. 1 together with other documents that IMCO has filed with the Securities and Exchange Commission subsequent to the filing of its original Form 10-K in March 2004. Information contained in such reports and documents updates and supersedes certain information contained in this Form 10-K/A.

PART II

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	Restated
Revenues	$892,015	$687,168	$689,337	$846,939	$764,831
Net earnings (loss) before cumulative effect of accounting change	(812)	6,864	(2,722)	283	20,796
Cumulative effect of accounting change, net of tax benefit	—	(58,730)	—	—	—

Net earnings (loss)	$(812)	$(51,866)	$(2,722)	$283	$20,796

Net earnings (loss) per common share:
Basic before cumulative effect	(0.06)	0.47	(0.18)	0.02	1.26
Basic after cumulative effect	(0.06)	(3.57)	(0.18)	0.02	1.26
Dilutive before cumulative effect	(0.06)	0.47	(0.18)	0.02	1.26
Dilutive after cumulative effect	(0.06)	(3.54)	(0.18)	0.02	1.26
Total assets	550,734	351,410	406,954	433,671	543,637

Long-term debt (excluding current maturities)	223,176	14,550	125,314	128,786	214,993
Dividends declared per common share	$—	$—	$—	$0.24	$0.24

Our financial position and results of operations have been affected by acquisitions of facilities and companies during certain periods presented. For information, see NOTE B—“ACQUISITIONS / JOINT VENTURE FORMATION” and NOTE G -“LONG TERM DEBT” of Notes to Consolidated Financial Statements. See NOTE P – “GOODWILL” of Notes to Consolidated Financial Statements regarding the goodwill impairment charge recorded as a cumulative effect of an accounting change.

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

The following discussion has been revised to reflect the Company’s restatement of its Consolidated Balance Sheet and Consolidated Statement of Operations for the year ended December 31, 2003 to recognize the gain of $5,432,000 previously recorded in other (income) expense, net related to the settlement of the VAW-IMCO redemption liability as a reduction to goodwill and to record legal fees of $566,000 in Selling general and administrative expense related to the Bland litigation previously recorded as an asset in Accounts receivable. The Company also increased its benefit from income taxes for 2003 by $215,000. These revisions decreased stockholders’ equity and net earnings by $5,783,000 and by $0.40 per share. In addition, as a result of our lockbox arrangement with the administrative agent bank under the senior revolving credit facility, the amounts outstanding under the new senior credit facility are now classified as a current liability.

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

Internationally, we are planning to continue our growth in a measured manner. During 2003, we completed the process of consolidating VAW-IMCO’s operations in Germany with ours. Also, in late 2003, we acquired the remaining minority interest in our Monterrey, Mexico facility.

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

SEGMENT INFORMATION

Giving effect to the March 2003 consolidation of the results of operations of VAW-IMCO, we now have three business segments that meet the reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See NOTE M-“SEGMENT INFORMATION” of Notes to Consolidated Financial Statements. Previously, VAW-IMCO’s financial results had been reported under the equity method of accounting, which only recorded our 50% share of VAW-IMCO’s after tax earnings. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation.

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

The following table sets forth, for the periods indicated, domestic aluminum, international aluminum and zinc segment information for pounds processed, tolling percentage, revenues, income and assets (in thousands, except percentages):

	For the Year Ended December 31,
	2003	2002	2001
Pounds Processed:
Domestic Aluminum	1,938,777	2,144,798	2,212,516
International Aluminum	778,810	157,849	126,462
Zinc	238,441	233,372	215,009

Total Pounds Processed	2,956,028	2,536,019	2,553,987
Percentage Tolled:
Domestic Aluminum	63%	64%	68%
International Aluminum	52%	74%	75%
Zinc	3%	3%	3%
Total Percentage Tolled	55%	59%	63%
Revenues:
Domestic Aluminum	$479,585	$505,683	$490,616
International Aluminum	256,386	23,952	20,629
Zinc	156,044	157,533	178,092

Consolidated revenues	$892,015	$687,168	$689,337

Income (loss):
Domestic Aluminum	$12,621	$34,938	$24,061
International Aluminum	17,310	1,536	5,437
Zinc	4,895	3,677	(20)
Unallocated general and administrative expenses	(20,919)	(17,988)	(19,777)
Unallocated interest expense	(15,806)	(9,727)	(11,038)
Fees on receivables sale	(843)	(1,698)	(3,372)
Unallocated interest and other income	1,246	530	70

Net earnings (loss) before provision for income taxes and minority interests	$(1,496)	$11,268	$(4,639)

Assets:
Domestic Aluminum	$232,209	$185,657	$220,771
International Aluminum	175,345	47,286	30,054
Zinc	109,815	80,277	107,734
Other unallocated assets	33,365	38,190	48,395

Consolidated assets	$550,734	$351,410	$406,954

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

Landfill closure costs are currently estimated and are being accrued as space in the landfills is used. We use aerial photography and engineering calculations based on that photography to determine the space used. The construction costs of the landfills are depreciated as space in the landfills is used. The estimation of the closure costs is determined by management based on an engineering study. The estimation is based on various factors, including historical utilization of the landfill. In the event that the current utilization rate changes drastically from historical rates, we would be required to record an adjustment to the accrual.

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

We currently have some assets classified as available for sale with a carrying value of $2,097,000. These assets are recorded at the lower of cost or fair value. Assets held in this category are actively marketed, and our policy is to sell those assets not intended for future use in income producing activities. We review our property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, less disposal costs.

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

During the 2003 fourth quarter, our management, based on our best estimates of future activity, concluded that unfavorable market trends necessitated an evaluation of recoverability of assets at some of our production facilities and of some of our assets held for sale. As required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recognized a non-cash charge of $3,940,000 principally for the obsolescence of our Wendover production facility. We further recognized a non-cash impairment charge of $1,965,000 for certain of our assets held for sale. Our management concluded that future market conditions would not justify the former carrying value of these assets. We have permanently closed our Wendover facility, and we also intend to market and sell our assets held for sale.

Our Brazil operations have incurred operating losses since their acquisition in 2002. Such losses result from the Brazil operations being in the start-up phase during this time period and include certain costs incurred to ensure their long-term profitability. If such operating losses continue, our assets in Brazil could be subject to impairment charges. The total assets held in Brazil were $9,200,000 as of December 31, 2003, consisting of $5,800,000 in fixed assets, $2,900,000 in current assets and $500,000 in intangible assets.

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

Income Taxes

We record deferred income taxes to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are regularly reviewed for recoverability. This evaluation considers tax planning strategies, including assumptions about the availability and character of future taxable income. A valuation allowance is provided to reduce certain deferred tax assets to amounts that, in our estimate, are more likely than not to be realized. We consider forecasts of future company performance and our ability and intent to execute tax planning strategies to utilize tax carryovers. Based on our projections, we believe that it is probable that we can utilize our year-end 2003 federal tax carryovers prior to their expiration.

In assessing the need for a valuation allowance, we estimate future taxable income and future tax rates. As of December 31, 2003, we estimate that we will generate domestic taxable income for federal and state tax purposes in excess of $15,900,000 during 2004 to realize the majority of our federal and state net operating losses, and have therefore classified such deferred tax assets as current assets. The amount of taxable income for 2004 is based upon our 2004 forecast and other tax planning strategies to increase income in the U.S. by potential organization restructuring and making certain allocations of expenses to recently acquired foreign operations. In the event that our 2004 taxable income is less than estimated, realization of the deferred tax asset could be delayed resulting in a reclassification of the deferred income tax from a current asset to a long-term asset. Additionally, in the event that our future income is more or less than estimated, our future tax expense could increase or decrease to reflect the change in the estimated valuation allowances.

The foregoing estimate of taxable income for 2004 is a forward-looking statement under the Private Securities Litigation Reform Act of 1995, and is based on a number of key assumptions. Actual results could differ materially from the results estimated. Important risks that could cause actual results to differ materially from that estimated include unforeseen business and economic factors adversely affecting our results of operations and delays or changes in implementation of tax planning strategies.

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

OTHER EXPENSES AND INCOME ITEMS.

(in thousands, except percentages):

	For the Year Ended December 31,			2003 over 2002 % change	2002 over 2001 % change
	2003	2002	2001
Selling, general and administrative expense	38,808	26,549	22,686	46%	17%
Amortization expense	—	—	4,299	n/a	-100%
Fees on receivables sale	843	1,698	3,372	-50%	-50%
Interest expense	15,806	9,727	11,038	62%	-12%
Other (income) expense net	1,415	(367)	(301)	n/a	22%
Equity in net (earnings) loss of affiliates	(789)	(2,403)	(3,131)	-67%	-23%

SG&A EXPENSE. Selling, general and administrative expense has increased since 2001. In 2002 this increase was primarily due to higher employee costs. In 2003, these costs increased largely as a result of the consolidation of VAW-IMCO and higher professional fees. Professional fees were approximately 86% higher in 2003 than in 2002.

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

The financial condition and results of operations of our special purpose receivables subsidiary are included in our consolidated financial statements. See NOTE C— “SALE OF RECEIVABLES” of Notes to Consolidated Financial Statements.

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

OTHER (INCOME) EXPENSE, NET. In 2003, we recorded significant expenses considered other expense, which offset our other income. A portion of this expense was due to a writeoff of unamortized debt issuance costs recorded on the refinancing of our debt in October 2003. In addition, non-cash impairment charges of $1,965,000 were incurred related to certain assets held for sale in our domestic aluminum segment, which was reflected within the calculation of segment income for that segment.

In the fourth quarter of 2003, an unrealized foreign currency gain of $1,880,000 was recorded related to certain intercompany notes with foreign subsidiaries. The primary reason for this gain was the increase in the value of the Euro against the U.S. dollar in the fourth quarter of 2003. See NOTE R—“OTHER COMPREHENSIVE EARNINGS (LOSS)” of Notes to Consolidated Financial Statements.

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

INCOME TAXES. We recorded an overall consolidated net tax benefit for 2003. See NOTE F—“INCOME TAXES” of Notes to Consolidated Financial Statements. The effective tax rate reported was 83% in 2003 compared to 34% in 2002. This rate is higher in 2003 in part, because equity income, which is excluded from our tax provision under provision for income taxes, is a significantly lower percent of pretax income in 2003 than in 2002.

The consolidation of VAW-lMCO’s results of operations into our financial statements beginning in March 2003 resulted in a higher overall effective tax on our international income due to German income taxes imposed on VAW-IMCO. This consolidation has had the impact of increasing our international earnings. Offsetting this, higher interest expense and legal costs generated net operating losses for U.S. federal income tax purposes. Deferred tax benefits related to these net operating losses have been recorded. While our effective tax rate contemplates the utilization of such operating loss carryforwards, if expected improvements in our domestic operations do not occur, recording of additional U.S. tax benefits will need to be reevaluated.

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

Cash Flows from Operations. Cash flows from our operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in our working capital. Operations used $8,252,000 of cash during 2003 compared to $38,443,000 of cash provided from operations during 2002. Changes in operating assets and liabilities, principally the repurchase of our previously sold receivables in conjunction with our debt refinancing in October 2003, accounted for the majority of this difference. Changes in operating assets and liabilities resulted in a net use of cash of $41,993,000 for the year ended December 31, 2003, compared to net cash inflows from changes in operating assets and liabilities of $6,203,000 for the same period in 2002.

During the year ended December 31, 2003, changes in the amount of our receivables outstanding represented a cash source, providing $11,879,000 of cash. However, during that period, the repurchase of receivables eligible for sale under our former receivables sale facility represented a use of cash of approximately $61,300,000. Increases in our accounts payable and accrued liabilities functioned as a cash source of $19,341,000 during 2003. Increases in our inventories used $12,639,000 in cash in 2003, and changes in our other current assets provided $726,000 in cash during 2003.

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

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure strategy. Our capital expenditures principally relate to property, plant and equipment. During the year ended December 31, 2003, net cash used by investing activities was $5,222,000, compared to a use of cash of $16,344,000 for the same period in 2002. The difference between these two periods was primarily due to the acquisition of the remaining 50% of VAW-IMCO, as discussed above. Our total payments for property, plant and equipment in 2003 increased to $20,807,000 compared to $19,313,000 spent in 2002. Our overall capital expenditures for property, plant and equipment in the U.S. and at our international locations in 2004 are expected to approximate $25,000,000. The majority of this sum is planned to be used for expansion of certain specialty alloying facilities, the expansion of the Morgantown landfill and other maintenance capital items. These capital expenditures are expected to be funded by cash flows generated from continuing operations, and proceeds to us from the repayment in full by VAW-IMCO in February 2004 of a $24,002,000 loan made by us to VAW-IMCO in connection with our October 2003 debt refinancing. See “—CREDIT FACILITIES AND REFINANCING.”

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash provided by financing activities was $20,711,000 for the year ended December 31, 2003, compared to a use of cash of $18,381,000 for 2002. In 2003 we refinanced almost all of our long term foreign and domestic debt obligations. The payments and proceeds through these transactions reflected these changes. As a result of our new financing arrangements, our interest expense is expected to increase. At this time, we estimate that our interest expense for 2004 will increase by approximately $7,000,000 over our reported amounts for 2003.

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

Our reconciliation of EBITDA to net earnings (loss) and net cash from operating activities is as follows (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
EBITDA reconciliation:
EBITDA	$47,377	$44,080	$34,202
Interest expense	15,806	9,727	9,970
Provision for (benefit from) income taxes	(1,244)	3,843	(2,243)
Depreciation and amortization	33,627	23,646	29,197
Cumulative effect of accounting change, net of tax benefit	—	58,730	—

Net earnings (loss)	$(812)	$(51,866)	$(2,722)

Cumulative effect of accounting change, net of tax benefit	—	58,730	—
Depreciation and amortization	33,627	23,646	29,197
Provision for deferred income taxes	(4,066)	(962)	2,106
Equity in earnings of affiliates	(789)	(2,403)	(3,131)
Other non-cash charges	5,781	5,095	3,390
Net change in working capital:
Accounts receivable	11,879	2,118	19,024
Net change in accounts receivable sales facility	(61,300)	(4,000)	(24,700)
Inventory	(12,639)	(3,514)	18,367
Other current assets	726	(3,390)	2,869
Accounts payable	19,341	14,989	(23,397)

Net changes in working capital	(41,993)	6,203	(7,837)

Net cash from operating activities	$(8,252)	$38,443	$21,003

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

The terms of our new senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. The indebtedness under the senior revolving credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. We are subject to the terms of a lockbox arrangement with the administrative agent bank under the senior revolving credit facility, whereby funds deposited from collections of receiveables are applied by the lenders to reduce outstanding balances of the borrowings under the credit facility. As a result of this lockbox requirement, the amounts outstanding under the new senior credit facility are classified as a current liability. At any time during specified periods (including currently) our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

As of December 31, 2003 we were in compliance with all applicable debt covenants. In the event that we were not in compliance with these covenants, it would constitute a breech of the agreement and an event of default, and we would not be able to borrow under the revolving credit facility.

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

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table shows our significant contractual cash obligations as of December 31, 2003 (in thousands):

	Cash Payments Due by Period (thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (does not include interest)	$256,193	$33,017	$20	$—	$223,156
Operating lease obligations	5,777	3,459	2,081	237	—
Purchase obligations	184,798	125,743	59,055	—	—
Other long-term liabilities reflected on our balance sheet	20,516	—	—	762	19,754

Total	$467,284	$162,219	$61,156	$999	$242,910

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

As of December 31, 2003, in addition to our debt obligations, we had contractual obligations of approximately $211,091,000 payable over time as described under ITEM 7— “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTRACTUAL OBLIGATIONS.” As of December 31, 2003, we had contingent obligations outstanding consisting of indemnity obligations under surety bonds and letters of credit being used for financial assurance purposes, totaling approximately $7,873,000. Additionally, domestic and foreign environmental requirements may impose liability for costs of investigation and clean-up, regardless of fault or the legality of the original disposal. Clean-up costs could be substantial and could have a material adverse effect on our financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of its business, we are exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas. Changes in currency values and the level of interest rates also expose our company to potential losses. We use derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes. Because of the use of swap and forward contract hedging instruments, we are limited in our ability to take advantage of potential changes in aluminum, gas and zinc prices. The hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at that time. Therefore, in an effort to offset the effect of increasing prices, we have also limited our potential benefit of declining prices. See NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and

Board of Directors of

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors as discussed above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMCO Recycling Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note P of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles as required by the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

As discussed in “Revisions and Reclassifications” in Note A of the Notes to Consolidated Financial Statements, the accompanying balance sheet at December 31, 2003 and statement of operations, statement of cash flows and statement of stockholders’ equity for the year ended December 31, 2003 have been restated to revise the accounting for the settlement of the VAW-IMCO redemption liability and to record certain legal expenses previously deferred. In addition, the accompanying balance sheet at December 31, 2003 has been restated to reclassify borrowings under the senior secured credit facility as a current liability.

/s/    Ernst & Young LLP

Dallas, Texas

March 5, 2004

except for “Revisions and Reclassifications” in Note A, as to which the date is

October 20, 2004

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

Arthur Andersen

Wirtschaftsprüfungsgesellschaft

Steuerberatungsgesellschaft mbH

/s/ Gerd Lützeler /s/ Marcus Senghaas
Cologne, Germany
January 25, 2002

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
	Restated
ASSETS
Current Assets
Cash and cash equivalents	$14,760	$6,875
Accounts receivable (net of allowance of $1,228 and $1,205 at December 31, 2003 and 2002, respectively)	111,562	24,501
Inventories	78,270	42,730
Deferred income taxes	11,444	3,355
Other current assets	12,382	13,210

Total Current Assets	228,418	90,671
Property and equipment, net	219,668	187,451
Goodwill	63,617	51,118
Other long-term asset, restricted cash	24,846	—
Investments in joint ventures	976	17,467
Other assets, net	13,209	4,703

	$550,734	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96,207	$77,682
Accrued liabilities	30,955	18,589
Notes payable	—	7,420
Current maturities of long-term debt	33,017	94,075

Total Current Liabilities	160,179	197,766
Long-term debt	223,176	14,550
Deferred income taxes	20,390	10,883
Other long-term liabilities	25,244	11,347
STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,155,211 issued at December 31, 2003; 17,142,404 issued at December 31, 2002	1,716	1,714
Additional paid-in capital	103,264	103,958
Deferred stock compensation	(4,153)	(3,099)
Retained earnings	45,406	46,218
Accumulated other comprehensive loss	(4,825)	(9,830)
Treasury stock, at cost; 1,843,403 shares at December 31, 2003; 2,049,941 shares at December 31, 2002	(19,663)	(22,097)

Total Stockholders’ Equity	121,745	116,864

	$550,734	$351,410

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
	Restated
Revenues	$892,015	$687,168	$689,337
Cost of sales	837,428	640,696	656,013

Gross profits	54,587	46,472	33,324
Selling, general and administrative expense	38,808	26,549	22,686
Amortization expense	—	—	4,299
Fees on receivables sale	843	1,698	3,372
Interest expense	15,806	9,727	11,038
Other (income) expense net	1,415	(367)	(301)
Equity in net earnings of affiliates	(789)	(2,403)	(3,131)

Earnings (loss) before income taxes, minority interest, and cumulative effect of accounting change	(1,496)	11,268	(4,639)
Provision for (benefit from) income taxes	(1,244)	3,843	(2,243)

Earnings (loss) before minority interests and cumulative effect of accounting change	(252)	7,425	(2,396)
Minority interests, net of provision for income taxes	560	561	326

Earnings (loss) before cumulative effect of accounting change	(812)	6,864	(2,722)
Cumulative effect of accounting change (after tax benefit of $7,132)	—	(58,730)	—

Net earnings (loss)	$(812)	$(51,866)	$(2,722)

Net earnings (loss) per common share:
Basic before accounting change	$(0.06)	$0.47	$(0.18)
Cumulative effect of accounting change	—	(4.04)	—

Basic earnings (loss) per share	$(0.06)	$(3.57)	$(0.18)

Diluted before accounting change	$(0.06)	$0.47	$(0.18)
Cumulative effect of accounting change	—	(4.01)	—

Diluted earnings (loss) per share	$(0.06)	$(3.54)	$(0.18)

Weighted average shares outstanding:
Basic	14,473	14,548	14,978
Diluted	14,473	14,655	14,978

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	For the year ended December 31,
	2003	2002	2001
	Restated
OPERATING ACTIVITIES
Earnings (loss) before accounting change	$(812)	$6,864	$(2,722)
Depreciation and amortization	33,627	23,646	29,197
Provision for (benefit from) deferred income taxes	(4,066)	(962)	2,106
Equity in earnings of affiliates	(789)	(2,403)	(3,131)
Other non-cash charges	5,781	5,095	3,390
Changes in operating assets and liabilities:
Accounts receivable	11,879	2,118	19,024
Net change in accounts receivable sales facility	(61,300)	(4,000)	(24,700)
Inventories	(12,639)	(3,514)	18,367
Other current assets	726	(3,390)	2,869
Accounts payable and accrued liabilities	19,341	14,989	(23,397)

Net cash from (used by) operating activities	(8,252)	38,443	21,003
INVESTING ACTIVITIES
Payments for property and equipment	(20,807)	(19,313)	(9,858)
Acquisitions of businesses and investments	—	(604)	(4,823)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	14,488	—	—

Other	1,097	3,573	683

Net cash used by investing activities	(5,222)	(16,344)	(13,998)
FINANCING ACTIVITIES
Net payments of long-term revolving credit facility	(61,009)	(16,500)	(3,400)
Net (payments of) proceeds from issuance of long-term debt	145,569	(335)	(110)
Debt issuance costs	(11,553)	(1,036)	(978)
Purchases of treasury stock	—	—	(4,966)
Increase in restricted cash	(24,846)	—	—
Settlement of VAW-IMCO redemption liability	(26,046)	—	—
Other	(1,404)	(510)	856

Net cash from (used by) financing activities	20,711	(18,381)	(8,598)
Effect of exchange rate differences on cash and cash equivalents	648	(144)	(120)

Net increase (decrease) in cash and cash equivalents	7,885	3,574	(1,713)
Cash and cash equivalents at January 1	6,875	3,301	5,014

Cash and cash equivalents at December 31	$14,760	$6,875	$3,301

SUPPLEMENTARY INFORMATION
Cash payments for interest	$8,414	$7,430	$10,870
Cash payments for income taxes, net of refunds received	$4,168	$(2,251)	$(3,829)

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	TREASURY STOCK		TOTAL DOLLARS
	SHARES	AMOUNT				SHARES	AMOUNT
BALANCE AT DECEMBER 31, 2000	17,119,420	$1,712	$106,137	$—	$95,664	(1,789,152)	$(21,656)	$181,857

Comprehensive income:
Net loss	—	—	—	—	(2,722)	—	—	(2,722)

Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax benefit of $2,892	—	—	—	—	(4,923)	—	—	(4,923)
Foreign currency translation adjustments	—	—	—	—	176	—	—	176

Net comprehensive income								(7,469)

Issuance of common stock for services	11,820	1	73	—	—	—	—	74
Common stock repurchased	—	—	—	—	—	(644,500)	(4,966)	(4,966)
Stock issued in connection with ESPP	—	—	(410)	—	—	60,134	681	271
Other	—	—	—	—	—	(121,434)	(874)	(874)

BALANCE AT DECEMBER 31, 2001	17,131,240	1,713	105,800	—	88,195	(2,494,952)	(26,815)	168,893

Comprehensive loss:
Net loss	—	—	—	—	(51,866)	—	—	(51,866)

Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $3,214	—	—	—	—	5,443	—	—	5,443
Foreign currency translation adjustments	—	—	—	—	(5,384)	—	—	(5,384)

Net comprehensive loss								(51,807)

Issuance of common stock for services	11,164	1	86	—	—	—	—	87
Settlement of executive option loan program	—	—	1,624	—	—	(205,439)	(2,321)	(697)
Exercise of stock options	—	—	(136)	—	—	29,549	318	182
Issuance of restricted stock	—	—	(3,180)	(3,294)	—	600,000	6,474	—
Deferred compensation expense		—	(96)	195		—	—	99
Stock issued in connection with ESPP	—	—	(140)	—	—	29,902	322	182
Other	—	—	—	—	—	(9,001)	(75)	(75)

BALANCE AT DECEMBER 31, 2002	17,142,404	1,714	103,958	(3,099)	36,388	(2,049,941)	(22,097)	116,864

Comprehensive loss:
Net loss (Restated)	—	—	—	—	(812)	—	—	(812)

Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $868	—	—	—	—	1,418	—	—	1,418
Foreign currency translation adjustments	—	—	—	—	3,587	—	—	3,587

Net comprehensive income (Restated)								4,193

Issuance of common stock for services	12,807	2	92	—	—	—	—	94
Exercise of stock options	—	—	(15)	—	—	3,001	33	18
								—
Issuance of restricted stock	—	—	(760)	(1,800)	—	240,000	2,560	—
Deferred compensation expense	—	—	96	746	—	—	—	842
Stock issued in connection with ESPP	—	—	(107)	—	—	23,547	252	145
Other	—	—	—	—	—	(60,010)	(411)	(411)

BALANCE AT DECEMBER 31, 2003 (Restated)	17,155,211	$1,716	$103,264	$(4,153)	$40,581	(1,843,403)	$(19,663)	$121,745

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

Revisions and Reclassifications:

The Company has restated its Consolidated Statement of Operations for the year ended December 31, 2003 to recognize the gain of $5,432,000 previously recorded in the Company’s fourth quarter related to the settlement of the VAW-IMCO redemption liability as a reduction to goodwill, see Note B—“Acquisitions/Joint Venture Formation.” The Company also recorded legal expenses of $566,000 in Selling, general and administrative expense in the Company’s third quarter related to the Bland litigation previously recorded in Accounts receivable, see Note L—“Commitments and Contingencies”, and increased its benefit from income taxes in that quarter by $215,000. These revisions decreased stockholders’ equity as of December 31, 2003 and net earnings for the year then ended by $5,783,000 or $0.40 per share.

The Company restated its Consolidated Balance Sheet as of December 31, 2003 to reclassify $32,991,000 outstanding under the new senior secured credit facility as a current liability. This restatement has no impact on the Company’s results of operations or cash flows for the year ended December 31, 2003. See Note G—“Long-Term Debt”.

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

For our landfills, we adopted as of January 1, 2003, SFAS 143 “Accounting for Asset Retirement Obligations” for the recognition of our asset retirement obligations and the associated asset retirement costs. See NOTE K—“IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS.” Used space in the landfill is determined periodically either by aerial photography and engineering estimates based on the photography or on engineering estimates. The construction costs of the landfills are depreciated as space in the landfills is used. As of December 31, 2003 our total asset retirement obligations for our landfills were $5,285,000 as recognized in our financial statements.

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

Income Taxes:

Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of our assets and liabilities. Our management’s judgment and income tax assumptions are used to determine the levels, if any, of valuation allowances associated with deferred tax assets.

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

Our pro forma information below is presented as if we had applied the fair value recognition provision of SFAS 123 “Accounting for Stock-Based Compensation” (in thousands, except per share items).

	Twelve months ended December 31,
	2003	2002	2001
	Restated
Net loss, as reported	$(812)	$(51,866)	$(2,722)
Add: stock-based compensation expense included in reported net loss, net of tax	522	62	—
Less: compensation cost determined under the fair value method, net of tax	(663)	(389)	(585)

Pro forma net loss	$(953)	$(52,193)	$(3,307)

Basic loss per share:
As reported	$(0.06)	$(3.57)	$(0.18)
Pro forma	(0.07)	(3.59)	(0.22)
Diluted loss per share:
As reported	$(0.06)	$(3.54)	$(0.18)
Pro forma	(0.07)	(3.56)	(0.22)

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

Although we cannot estimate the potential amount of future payments under the foregoing indemnities and agreements, amounts paid under these guarantees and indemnifications have not been significant.

NOTE B—ACQUISITIONS / JOINT VENTURE FORMATION (RESTATED, SEE NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

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

Under the redemption agreement, the redemption price for Hydro’s share interest was 30,407,500 Euros (approximately U.S. $32,300,000), payable in Euros in five installments, plus interest. The first installment of 6,081,500 Euros, plus interest of 613,000 Euros, was paid by VAW-IMCO to Hydro on March 18, 2003. The remaining annual installments were to have been paid beginning in December 2003. In conjunction with the refinancing of substantially all our debt in the fourth quarter of 2003, we fully paid the VAW-IMCO redemption liability. The subsequent settlement of the redemption liability and purchase of certain other recycling assets owned by our former joint venture partner for $28,300,000 resulted in a reduction of $5,432,000 of goodwill recorded related to the acquisition of the remaining 50% interest in VAW-IMCO.

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

The consideration described above plus the obligations assumed were allocated to the following assets at their fair value: approximately $22,400,000 in cash, $34,200,000 in accounts receivable net of an allowance for doubtful accounts, approximately $19,300,000 in inventories, and approximately $36,334,000 in property, plant and equipment.

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

The redemption price allocation described above resulted in our recording approximately $12,518,000 in goodwill. This goodwill is not deductible for tax purposes.

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

The subsequent extinguishment of the redemption liability and purchase of certain other recycling assets owned by our former joint venture partner resulted in a reduction of $5,432,000 of goodwill.

	Pro forma Year ended December 31,
	2003	2002
	Restated
Revenues	$944,186	$959,138
Gross profit	60,532	64,312
Earnings (loss) before accounting change	(168)	8,864
Cumulative effect of accounting change (net of tax $7,132)	—	(58,730)

Net earnings (loss)	(168)	(49,866)
Net earnings (loss) per common share:
Basic before accounting change	$(0.01)	$0.61
Cumulative effect of accounting change	—	(4.04)

Basic earnings (loss) per share	$(0.01)	$(3.43)

Diluted before accounting change	$(0.01)	$0.60
Cumulative effect of accounting change	—	(4.01)

Diluted earnings (loss) per share	$(0.01)	$(3.41)

Weighted average shares outstanding:
Basic	14,473	14,548
Diluted	14,473	14,655

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

NOTE F—INCOME TAXES

The provision (benefit) for income taxes was as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001
	Restated
Current:
Federal	$(1,771)	$2,636	$(4,922)
State	(57)	—	57
Foreign	4,650	245	(366)

	2,822	2,881	(5,231)

Deferred:
Federal	(4,508)	(130)	2,406
State	(1,568)	59	(815)
Foreign	2,010	1,033	1,397

	(4,066)	962	2,988

	$(1,244)	$3,843	$(2,243)

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision (benefit) for income taxes as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001
	Restated
Income taxes (benefit) at the federal statutory rate	$(524)	$3,944	$(1,624)
Goodwill amortization, nondeductible	—	—	596
State income taxes, net	(1,124)	38	(492)
Foreign income not currently taxable	(342)	(1,070)	(864)
Losses not benefited	1,684	1,927	217
Other, net	(937)	(996)	(76)

Provisions (benefit) for income taxes	$(1,244)	$3,843	$(2,243)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2003	2002
	Restated
Deferred tax liabilities:
Accelerated depreciation and amortization	$19,240	$10,981
State income taxes	1,787	612
Deferred hedge gain	1,190	322

Total deferred tax liabilities	22,217	11,915

Deferred tax assets:
Net operating loss carryforwards	16,190	2,608
Tax credit carryforwards	2,489	2,403
Expenses not currently deductible	3,579	2,634

Total deferred tax assets	22,258	7,645
Valuation allowance	(8,987)	(3,258)

Net deferred tax assets	13,271	4,387

Net deferred tax liability	$8,946	$7,528

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

At December 31, 2003, we had approximately $19,415,000 of unused net operating loss carry forwards for foreign tax purposes, which do not expire, $187,000 foreign net operating loss carry forwards that expire in 2013, $16,112,000 in U.S. federal income tax net operating loss carry forwards that expire in 2024, and had approximately $57,223,000 for state purposes, which expire in 2004 to 2023. In 2003, the net operating losses in the U.K. and Mexico were significantly reduced due to the current year utilization.

At December 31, 2003, we had $2,910,000 of unused state tax credit carry forwards, $744,000 of which expire in 2005 to 2020, and $2,166,000 of which do not expire.

For U.S. federal income tax, at December 31, 2003 and 2002, we had a $380,000 receivable and a $1,318,000 payable for U.S. federal income tax, respectively.

Undistributed earnings for all non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. As of December 31, 2003, the undistributed earnings are estimated at $26,216,000 for VAW-IMCO.

NOTE G—LONG-TERM DEBT (RESTATED, SEE NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

Our long-term debt is summarized as follows (in thousands):

	December 31,
	2003	2002
	Restated
Former senior secured credit facility, expiring December 2003	—	$94,000
New senior secured credit facility, expiring in October 2007	$32,991	—
10 3/8% Senior Secured Notes, due October 6, 2010, net	208,751	—
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016, net	5,705	5,702
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	46	223

Subtotal	256,193	108,625
Less current maturities	33,017	94,075

Total	$223,176	$14,550

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

The proceeds from the new senior secured note offering and initial borrowings under the new senior credit facility were used as follows: repayment of the former credit facility, $122,500,000; repurchase of receivables outstanding under the receivables sales facility and termination of such facility, $46,300,000; repayment of certain Brazilian loans, $7,541,000. Additionally, approximately $51,400,000 in proceeds were applied toward outstanding loans and obligations owed by VAW-IMCO to commercial banks and to Hydro Aluminium Deutschland GmbH (Hydro), our former joint venture partner, with regard to VAW-IMCO’s redemption liability.

Of the approximately $51,400,000 in proceeds referred to above, $27,376,000 was used to pay all amounts owing under the VAW-IMCO redemption liability We paid to Hydro 23,750,000 Euros (approximately U.S. $28,300,000) for the share redemption liability and an aluminum recycling furnace and related assets and real estate located at, and adjacent to, a VAW-IMCO facility.

Fees and expenses of the new senior secured note offering and the establishment of the new senior credit facility were $11,553,000. The fees will be amortized as additional interest expense over the terms of the new senior secured notes and new senior credit facility. During the fourth quarter of 2003, due to the extinguishment of our former senior revolving credit facility, we recognized a loss of $753,000 due to the write-off of unamortized debt costs related to the former senior revolving credit facility.

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

The senior secured notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future domestic restricted subsidiaries. The senior secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE O—“CONDENSED CONSOLIDATING FINANCIAL STATEMENTS.” The senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

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

Senior Credit Facility

As of December 31, 2003 we had $32,991,000 of indebtedness outstanding under our senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of December 31, 2003, we estimated that our borrowing base would have supported additional borrowings of $36,572,000 after giving effect to outstanding borrowings of $32,991,000 and outstanding letters of credit of $7,873,000. As of December 31, 2003, our total borrowing base was estimated to be approximately $77,436,000.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. The indebtedness under the senior secured credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. We are subject to the terms of a lockbox arrangement with the administrative agent bank under the senior credit facility, whereby funds deposited from collections of receivables are applied by the lenders to reduce outstanding balances of the borrowings under the senior credit facility. If at any time during specified periods, our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

As of December 31, 2003 our undrawn availability was less than $50,000,000, requiring us to be in compliance with these two financial covenants. In addition, under our senior credit facility, we are currently unable to pay cash dividends to our stockholders. As of December 31, 2003, we were in compliance with all applicable debt covenants.

The amounts outstanding under the new senior secured credit facility are classified as a current liability because the terms of the facility contain a subjective acceleration clause and contractual provisions that require the cash receipts of the Company to be used to repay amounts outstanding under the revolving credit facility.

VAW-IMCO credit facilities

Our German subsidiary, VAW-lMCO Guss und Recycling GmbH (VAW-IMCO), has two lines of credit available for its working capital needs. The total amount of credit available under these facilities is 15,000,000 Euros ($18,869,000 U.S. Dollars). As of December 31, 2003, no amounts were outstanding under these lines of credit.

Other

In February 2004, VAW-IMCO paid IMCO approximately 20,000,000 Euros (U.S. $24,846,000, including interest), repaying in full its indebtedness owed to IMCO under an intercompany note that IMCO had pledged in October 2003 as part of the collateral security for the senior secured notes. The prepayment of this intercompany note, which was denominated in U.S. Dollars, resulted in a recognized gain of $278,000 for the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the senior secured notes, which permits us for a one-year period to use these funds for acquisitions and construction of assets and properties to be used in our domestic business, which will be added to and form a part of the collateral security for the senior secured notes. Because the funds are designated for additional property and equipment, the funds have been classified as non-current restricted cash on our balance sheet as of December 31, 2003.

Scheduled maturities of our long-term debt subsequent to December 31, 2003, are as follows (in thousands):

Restated
2004	$33,017
2005	16
2006	4
2007	—
After 2007	223,156

Subtotal	$256,193
Less current maturities of long-term debt	33,017

Total	$223,176

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

Our capitalized interest is as follows (in thousands):

	For the year ending December 31,
	2003	2002	2001
Capitalized interest	$152	$212	$336

NOTE H—NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001
	Restated
Numerators for basic and diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of accounting change	$(812)	$6,864	$(2,722)
Cumulative effect of accounting change	—	(58,730)	—

Net earnings (loss)	$(812)	$(51,866)	$(2,722)

Denominator:
Denominator for basic earnings (loss) per share- weighted-average shares	14,472,884	14,547,826	14,978,120
Dilutive potential common shares—stock options	—	107,212	—

Denominator for diluted earnings (loss) per share	14,472,884	14,655,038	14,978,120

Net earnings (loss) per share:
Basic before cumulative effect of accounting change	$(0.06)	$0.47	$(0.18)
Basic after cumulative effect	(0.06)	(3.57)	(0.18)
Dilutive before cumulative effect	(0.06)	0.47	(0.18)
Dilutive after cumulative effect	(0.06)	(3.54)	(0.18)

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

Information related to options outstanding at December 31, 2003, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.38 – $ 4.75	202,043	7.1	$4.39	131,415	$4.40
$ 4.75 – $ 7.13	290,567	7.6	$6.28	209,939	$6.28
$ 7.13 – $ 9.50	621,400	9.0	$8.20	211,161	$8.23
$ 9.50 – $ 11.88	130,871	6.2	$10.94	130,871	$10.94
$ 11.88 – $ 14.25	624,156	3.7	$13.03	624,156	$13.03
$ 14.25 – $ 16.63	214,646	3.6	$15.82	214,646	$15.82
$16.63 $19.00	1,945	4.0	$17.13	1,945	$17.13
$19.00 $21.38	—	0.0	$—	—	$—
$ 21.38 – $ 23.75	47,549	1.9	$22.76	47,549	$22.76

	2,133,177			1,571,682

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

Environmental proceedings

In 1997, the Illinois Environmental Protection Agency (IEPA) notified us that two of our zinc subsidiaries were potentially responsible parties (PRP) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sent zinc oxide for processing and resale. The site has not been fully investigated and final estimated cleanup costs have not yet been determined. We have been informed by the IEPA that the agency is preparing a revised list of companies that may have sent materials to the site and the volume of materials sent by each company. Because of the nature of this matter, we cannot make an estimate of reasonably possible losses. After receiving this information, our subsidiaries presently plan to seek, possibly in connection with other PRPs, an agreed resolution of the IEPA’s claims.

On February 15, 2001, the State of Michigan filed a lawsuit against us in the State Circuit Court for the 30th District, Ingham County, Michigan. The lawsuit arose out of disputes between our Alchem Aluminum Inc. subsidiary and Michigan environmental authorities concerning air emission control permits at Alchem’s aluminum specialty alloy production facilities in Coldwater, Michigan. The State claimed injunctive relief and penalties for alleged non-compliance with and violations of federal and state environmental laws. The suit sought compliance by us as well as potentially substantial monetary penalties. On January 14, 2004, the parties settled the lawsuit by entering a Consent Judgment with the State Circuit Court. The Consent Judgment requires that we (i) operate our Coldwater aluminum facilities in compliance with a permit compliance program, (ii) adhere to certain recordkeeping, notification and testing guidelines, (iii) install a baghouse and associated equipment at our Alchem facility in Coldwater; and (iv) pay a civil fine in the amount of $300,000 to the State of Michigan, which has been accrued as of December 31, 2003.

On April 27, 2001, the U. S. Environmental Protection Agency, Region V, issued to us a Notice of Violation (NOV) alleging violations of the federal Clean Air Act, primarily for violations of the Michigan State Implementation Plan at our Coldwater facilities. The NOV addresses the same instances of alleged non-compliance raised in the State of Michigan lawsuit, alleging that we purportedly failed to obtain appropriate preconstruction air quality permits prior to conducting modifications to the Alchem production facilities and exceeded permitted emission levels from two of our Coldwater facilities. In September 2001, we filed our response with Region V of the Environmental Protection Agency, and there have been no developments in this matter since that date. Because of the nature of this matter, we cannot make an estimate of reasonably possible losses.

We are a named co-defendant in a lawsuit filed on February 26, 2004 in the U.S. District Court for the Central District of California. The listed claimants are the current owners of a Corona, California property formerly owned by one of our subsidiaries. The petition seeks declaratory relief and damages in an unspecified amount in connection with an alleged release of hazardous substances on the property. As of March 12, 2004, we had not yet been served in this lawsuit. Because of the nature of this matter, we cannot make an estimate of reasonably possible losses. We believe that we have meritorious defenses to the claims contained in the petition. We plan a vigorous defense against these claims.

There is the possibility that expenditures could be required at our other facilities from time to time, because of new or revised regulations that could require that additional expenditures be made for compliance purposes. These expenditures could materially affect our results of operations in future periods.

Other legal proceedings  (Restated, See Note A—Summary Of Significant Accounting Policies)

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered a judgment in our favor and awarded the Company its costs in July 2003. We have filed post-trial motions seeking the award of our attorneys fees and to clarify the terms of the favorable judgment. When judgment is entered, to clarify these points an appeal may be filed by one or both parties. We currently believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case.

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

NOTE M—SEGMENT INFORMATION

Description of the Types of Products and Services from which Each Reportable Segment Derives its Revenues:

With the consolidation of VAW-IMCO in 2003, we now have the following product lines: Aluminum Recycling, Specialty Alloy, Zinc and International Aluminum.

The Aluminum Recycling and Specialty Alloy product lines have been aggregated for reporting purposes into one business segment for financial reporting purposes—“Domestic Aluminum” and represents all of our aluminum melting, processing, alloying, trading and salt cake recycling activities within the United States. We have aggregated these businesses because the products produced are identical, (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical, and they report to the same member of executive management. Our international aluminum segment represents all of our aluminum melting, processing, alloying and trading activities outside the United States. Our zinc segment represents all of our zinc melting, processing and trading activities.

Measurement of Segment Profit or Loss and Segment Assets:

The accounting policies of the reportable segments are the same as those described in NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” We evaluate performance based on gross profit or loss from operations, net of selling expenses. Provision for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at our headquarters office in Irving, Texas are not allocated to the reportable segments.

Factors Management Used to Identify the Company’s Reportable Segments:

Our reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers.

Reportable Segment Information:

Selected reportable segment disclosures for the three years ended December 31, 2003 are as follows (in thousands):

	Domestic Aluminum	International Aluminum	Zinc	Total
2003 (Restated)
Revenues from external customers	$479,585	$256,386	$156,044	$892,015
Segment income (loss)	12,621	17,310	4,895	34,826
Depreciation and amortization expense	22,464	5,387	3,329	31,180
Equity in earnings of affiliates	55	734	—	789
Segment assets	232,209	175,345	109,815	517,369
Equity investments in joint ventures	876	—	100	976
Payments for plant and equipment	7,233	10,201	2,773	20,207

2002
Revenues from external customers	$505,683	$23,952	$157,533	$687,168
Segment income (loss)	34,938	1,536	3,677	40,151
Depreciation and amortization expense	17,145	1,784	2,829	21,758
Equity in earnings of affiliates	222	2,181	—	2,403
Segment assets	185,657	47,286	80,277	313,220
Equity investments in joint ventures	985	16,482	—	17,467
Payments for plant and equipment	9,011	7,750	1,826	18,587

2001
Revenues from external customers	$490,616	$20,629	$178,092	$689,337
Segment income (loss)	24,061	5,437	(20)	29,478
Depreciation and amortization expense	20,851	760	4,645	26,256
Equity in earnings of affiliates	74	3,057	—	3,131
Segment assets	220,771	30,054	107,734	358,559
Equity investments in joint ventures	1,063	16,829	—	17,892
Payments for plant and equipment	5,999	1,809	1,180	8,988

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	2003	2002	2001
	Restated
PROFITS
Total profits for reportable segments	$34,826	$40,151	$29,478
Unallocated amounts:
General and administrative expense	(20,919)	(17,988)	(19,777)
Interest expense	(15,806)	(9,727)	(11,038)
Fees on receivables sale	(843)	(1,698)	(3,372)
Interest and other income	1,246	530	70

Income (loss) before provision for income taxes, minority interests and cumulative effect of accounting change	$(1,496)	$11,268	$(4,639)

DEPRECIATION AND AMORTIZATION EXPENSE
Total depreciation and amortization expense for reportable segments	$31,180	$21,758	$26,256
Other depreciation and amortization expense	2,447	1,888	2,941

Total consolidated depreciation and amortization expense	$33,627	$23,646	$29,197

ASSETS
Total assets for reportable segments	$517,369	$313,220	$358,559
Other assets	33,365	38,190	48,395

Total consolidated assets	$550,734	$351,410	$406,954

PAYMENTS FOR PLANT AND EQUIPMENT
Total payments for plant and equipment for reportable segments	$20,207	$18,587	$8,988
Other payments for plant and equipment	600	726	870

Total consolidated payments for plant and equipment	$20,807	$19,313	$9,858

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

Revenues and property and equipment presented above for Europe include revenues for VAW-IMCO (our subsidiary in Germany) of $223,756 for the year ended December 31, 2003, and property and equipment of $41,634 as of December 31, 2003.

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

NOTE N—QUARTERLY FINANCIAL DATA (Unaudited and amounts in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
			Restated	Restated	Restated
2003:
Revenues	$195,082	$239,452	$219,552	$237,929	$892,015
Gross profits	$11,907	$17,839	$13,238	$11,603	$54,587
Earnings (loss) before accounting change	$1,323	$2,463	$(693)	$(3,905)	$(812)
Net earnings (loss)	$1,323	$2,463	$(693)	$(3,905)	$(812)
Net earnings (loss) per common share:
Basic	$0.09	$0.17	$(0.04)	$(0.28)	$(0.06)
Dilutive	$0.09	$0.17	$(0.04)	$(0.28)	$(0.06)

2002:
Revenues	$157,901	$180,509	$180,866	$167,892	$687,168
Gross profits	$8,589	$13,972	$13,375	$10,536	$46,472
Earnings (loss) before accounting change	$382	$2,534	$2,493	$1,455	$6,864
Cumulative effect of accounting change (after tax benefit of $7,132)	$(58,730)	$—	$—	$—	$(58,730)
Net earnings (loss)	$(58,348)	$2,534	$2,493	$1,455	$(51,866)
Net earnings (loss) per common share:
Basic before cumulative effect	$0.03	$0.17	$0.17	$0.10	$0.47
Basic after cumulative effect	$(3.98)	$0.17	$0.17	$0.10	$(3.57)
Dilutive before cumulative effect	$0.03	$0.17	$0.17	$0.10	$0.47
Dilutive after cumulative effect	$(3.95)	$0.17	$0.17	$0.10	$(3.54)

See Revisions and Reclassifications of NOTE A—“SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” regarding the restated third and fourth quarter of 2003 financial data.

Special items relating to our 2003 financial statements and operations

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

NOTE O—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONSOLIDATED BALANCE SHEETS

(All amounts are presented in thousands)

	December 31, 2003 (Restated)
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$503	$134	$14,123	$—	$14,760
Accounts receivable, net	9,816	64,993	36,753	—	111,562
Inventories	4,292	44,913	29,065	—	78,270
Deferred income taxes	6,774	3,246	1,424	—	11,444
Other current assets	2,750	7,577	2,055	—	12,382

Total Current Assets	24,135	120,863	83,420	—	228,418
Property and equipment, net	37,801	109,546	74,205	(1,884)	219,668
Goodwill	3,660	49,175	10,782	—	63,617
Investments in joint ventures	—	976	—	—	976
Other long-term asset, restricted cash	—	—	24,846	—	24,846
Other assets, net	10,776	1,646	787	—	13,209
Investments in subsidiaries/intercompany receivable (payable), net	337,213	(92,258)	(8,777)	(236,178)	—

	$413,585	$189,948	$185,263	$(238,062)	$550,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,798	$45,918	$31,491	$—	$96,207
Accrued liabilities	9,455	7,788	13,712	—	30,955
Current maturities of long-term debt	32,991	22	24,951	(24,947)	33,017

Total Current Liabilities	61,244	53,728	70,154	(24,947)	160,179
Long-term debt	223,156	12	8	—	223,176
Deferred income taxes	2,155	9,776	8,459	—	20,390
Other long-term liabilities	5,285	3,520	16,439	—	25,244
Total Stockholders’ Equity	121,745	122,912	90,203	(213,115)	121,745

	$413,585	$189,948	$185,263	$(238,062)	$550,734

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONSOLIDATED BALANCE SHEETS

	December 31, 2002
	Imco Recycling Inc.	Combined Guarantor Subsidiaries (1)	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,418	$183	$4,274	$—	$6,875
Accounts receivable, net	1,245	14,413	8,843	—	24,501
Inventories	2,608	36,662	3,460	—	42,730
Deferred income taxes	1,888	959	508	—	3,355
Other current assets	3,441	8,691	1,078	—	13,210

Total Current Assets	11,600	60,908	18,163	—	90,671
Property and equipment, net	39,765	121,396	27,445	(1,155)	187,451
Goodwill	3,038	46,848	1,232	—	51,118
Investments in joint ventures	—	985	16,482	—	17,467
Other assets, net	2,269	(325)	2,759	—	4,703
Investments in subsidiaries/ intercompany receivables (payables), net	205,033	17,725	(26,910)	(195,848)	—

	$261,705	$247,537	$39,171	$(197,003)	$351,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,278	$49,244	$5,160	$—	$77,682
Accrued liabilities	5,553	10,842	2,194	—	18,589
Notes payable	—	—	7,420	—	7,420
Current maturities of long-term debt	94,000	75	—	—	94,075

Total Current Liabilities	122,831	60,161	14,774	—	197,766
Long-term debt	14,402	133	15	—	14,550
Deferred income taxes	3,898	6,689	296	—	10,883
Other long-term liabilities	3,710	3,820	3,817	—	11,347
Total Stockholders’ Equity	116,864	176,734	20,269	(197,003)	116,864

	$261,705	$247,537	$39,171	$(197,003)	$351,410

(1)	Includes accounts receivable in IMCO Funding Corporation which, upon the closing of the refinancing transactions, became receivables of the guarantors.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003 (Restated)
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$92,775	$554,692	$272,038	$(27,490)	$892,015
Cost of sales	84,116	536,500	244,302	(27,490)	837,428

Gross profits	8,659	18,192	27,736	—	54,587
Selling, general and administrative expense	1,841	28,723	8,244	—	38,808
Interest expense	12,540	9,419	3,269	(9,422)	15,806
Fees on receivables sale	—	843	—	—	843
Interest and other (income) expense, net	2,505	(8,287)	(2,037)	9,234	1,415
Equity in net earnings of affiliates	2,552	(55)	(734)	(2,552)	(789)

Earnings before provision for income taxes and minority interest	(10,779)	(12,451)	18,994	2,740	(1,496)
Provision for income taxes	(9,967)	2,648	6,075	—	(1,244)

Earnings before minority interests	(812)	(15,099)	12,919	2,740	(252)
Minority interests, net of provision for income taxes	—	—	560	—	560

Net earnings (loss)	$(812)	$(15,099)	$12,359	$2,740	$(812)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Year Ended December 31, 2002
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$96,766	$573,446	$44,473	$(27,517)	$687,168
Cost of sales	85,519	541,853	40,841	(27,517)	640,696

Gross profits	11,247	31,593	3,632	—	46,472
Selling, general and administrative expense	1,942	23,615	992	—	26,549
Interest expense	8,245	10,840	817	(10,175)	9,727
Fees on receivables sale	—	1,698	—	—	1,698
Interest and other (income) expense, net	1,971	(13,469)	(197)	11,328	(367)
Equity in net earnings of affiliates	(11,059)	(222)	(2,181)	11,059	(2,403)

Earnings before provision for income taxes and minority interest	10,148	9,131	4,201	(12,212)	11,268
Provision for income taxes	3,284	(25)	584	—	3,843

Earnings before minority interests	6,864	9,156	3,617	(12,212)	7,425
Minority interests, net of provision for income taxes	—	—	561	—	561

Earnings before accounting change	6,864	9,156	3,056	(12,212)	6,864

Cumulative effect of accounting change (net of tax) for goodwill impairment	(58,730)	(64,942)	(920)	65,862	(58,730)

Net earnings (loss)	$(51,866)	$(55,786)	$2,136	$53,650	$(51,866)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001
	Imco Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidation
Revenues	$102,006	$556,486	$50,704	$(19,859)	$689,337
Cost of sales	93,579	534,529	47,764	(19,859)	656,013

Gross profits	8,427	21,957	2,940	—	33,324
Selling, general and administrative expense	1,378	21,126	182	—	22,686
Amortization expense	140	3,926	233	—	4,299
Interest expense	10,011	1,934	113	(1,020)	11,038
Fees on receivables sale	—	3,372	—	—	3,372
Interest and other (income) expense, net	14,758	(8,195)	(6,662)	(202)	(301)
Equity in net earnings of affiliates	(12,168)	(74)	(3,057)	12,168	(3,131)

Earnings before provision for income taxes and minority interest	(5,692)	(132)	12,131	(10,946)	(4,639)
Provision for income taxes	(2,970)	80	647	—	(2,243)

Earnings before minority interests	(2,722)	(212)	11,484	(10,946)	(2,396)
Minority interests, net of provision for income taxes	—	—	326	—	326

Net earnings (loss)	$(2,722)	$(212)	$11,158	$(10,946)	$(2,722)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF CASH FLOW

	Year Ended December 31, 2003 (Restated)
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Earnings (loss) before accounting change	$(812)	$(15,099)	$12,359	$2,740	$(812)
Depreciation	5,718	21,703	6,206	—	33,627
Provision (benefit) for deferred income tax	(7,602)	798	2,738	—	(4,066)
Equity in earnings of affiliates	2,552	(55)	(734)	(2,552)	(789)
Other non-cash items	(12,898)	7,320	11,359	—	5,781
Changes in operating assets & liabilities:
Accounts receivable	(602)	1,793	10,688	—	11,879
Accounts receivable sold	(7,969)	(53,331)	—	—	(61,300)
Inventories	(1,684)	(8,252)	(2,703)	—	(12,639)
Other current assets	528	(288)	486	—	726
Accounts payable & accrued liabilities	(19,389)	(6,216)	48,719	(3,773)	19,341

Net cash from (used by) operating activities	(42,158)	(51,627)	89,118	(3,585)	(8,252)

Investing Activities:
Payments for property & equipment	(1,557)	(8,793)	(10,457)	—	(20,807)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	(1,181)	15,669	—	14,488
Other	—	172	925	—	1,097

Net cash from (used by) investing activities	(1,557)	(9,802)	6,137	—	(5,222)

Financing Activities:
Net (payments of) proceeds from long-term revolving credit facility	(61,009)	—	—	—	(61,009)
Net (payments of) proceeds of long-term debt	154,569	—	(9,000)	—	145,569
New debt issuance costs	(11,553)	—	—	—	(11,553)
Settlement of VAW-IMCO redemption liability	—	—	(26,046)	—	(26,046)
Increase in restricted cash	—	—	(24,846)	—	(24,846)
Net transfers with subsidiaries	(40,463)	60,176	(23,298)	3,585	—
Other	256	1,204	(2,864)	—	(1,404)

Net cash from (used by) financing activities	41,800	61,380	(86,054)	3,585	20,711

Effect of exchange rate changes on cash	—	—	648	—	648
Net increase in cash and cash equivalents	(1,915)	(49)	9,849	—	7,885
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$503	$134	$14,123	$—	$14,760

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF CASH FLOW

	Year Ended December 31, 2002
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Earnings (loss) before accounting change	$6,864	$9,156	$3,056	$(12,212)	$6,864
Depreciation	5,860	15,731	2,055	—	23,646
Provision (benefit) for deferred income tax	(8,759)	9,032	(1,235)	—	(962)
Equity in earnings of affiliates	11,059	(222)	(2,181)	(11,059)	(2,403)
Other non-cash items	(1,227)	4,411	758	1,153	5,095
Changes in operating assets & liabilities:
Accounts receivable	(60,601)	62,450	269	—	2,118
Accounts receivable sold	(520)	(3,480)	—	—	(4,000)
Inventories	136	(3,992)	342	—	(3,514)
Other current assets	92	(3,441)	(41)	—	(3,390)
Accounts payable & accrued liabilities	(2,780)	11,363	(9,232)	15,638	14,989

Net cash from (used by) operating activities	(49,876)	101,008	(6,209)	(6,480)	38,443

Investing activities:
Payments for property & equipment	(2,352)	(9,057)	(7,904)	—	(19,313)
Other	104,200	(110,949)	9,718	—	2,969

Net cash from (used by) investing activities	101,848	(120,006)	1,814	—	(16,344)

Financing activities:
Net (payments of) proceeds from long-term revolving credit facility	(16,497)	(3)	—	—	(16,500)
Net (payments of) proceeds of long-term debt	—	(335)	—	—	(335)
New debt issuance costs	—	(1,036)	—	—	(1,036)
Net transfers with subsidiaries	(33,227)	19,923	6,824	6,480	—
Other	(138)	(3)	(369)	—	(510)

Net cash from (used by) financing activities	(49,862)	18,546	6,455	6,480	(18,381)

Effect of exchange rate changes on cash	—	—	(144)	—	(144)
Net increase in cash and cash equivalents	2,110	(452)	1,916	—	3,574
Cash and cash equivalents at beginning of period	308	635	2,358	—	3,301

Cash and cash equivalents at end of period	$2,418	$183	$4,274	$—	$6,875

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR STATEMENTS OF CASH FLOW

	Year Ended December 31, 2001
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Earnings (loss) before accounting change	$(2,722)	$(212)	$11,158	$(10,946)	$(2,722)
Depreciation and amortization	7,011	20,682	1,504	—	29,197
Provision (benefit) for deferred income tax	2,106	—	—	—	2,106
Equity in earnings of affiliates	(12,168)	(74)	(3,057)	12,168	(3,131)
Other non-cash items	4,095	(1,234)	529	—	3,390
Changes in operating assets & liabilities:
Accounts receivable	(18,087)	38,150	(1,039)	—	19,024
Accounts receivable sold	(3,211)	(21,489)	—	—	(24,700)
Inventories	1,078	17,900	(611)	—	18,367
Other current assets	(564)	3,827	(394)	—	2,869
Accounts payable & accrued liabilities	(4,624)	(27,356)	3,039	5,544	(23,397)

Net cash from (used by) operating activities	(27,086)	30,194	11,129	6,766	21,003

Investing activities:
Payments for property & equipment	(1,044)	(6,663)	(2,151)	—	(9,858)
Other	(7,010)	4,151	(1,281)	—	(4,140)

Net cash from (used by) investing activities	(8,054)	(2,512)	(3,432)	—	(13,998)

Financing activities:
Net (payments of) proceeds from long-term revolving credit facility	(3,397)	(3)	—	—	(3,400)
Net (payments of) proceeds of long-term debt	—	(110)	—	—	(110)
New debt issuance costs	—	(978)	—	—	(978)
Net transfers with subsidiaries	44,012	(37,389)	143	(6,766)	—
Other	(5,496)	10,917	(9,531)	—	(4,110)

Net cash from (used by) financing activities	35,119	(27,563)	(9,388)	(6,766)	(8,598)

Effect of exchange rate changes on cash	—	—	(120)	—	(120)
Net increase in cash and cash equivalents	(21)	119	(1,811)	—	(1,713)
Cash and cash equivalents at beginning of period	329	518	4,167	—	5,014

Cash and cash equivalents at end of period	$308	$637	$2,356	$—	$3,301

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For the 2002 goodwill impairment charge, in connection with our adoption of SFAS 142, we estimated the fair value of our reporting units. We used a discounted cash flow model to determine the fair value of our reporting units with a discount rate based on a risk-adjusted weighted average cost of capital for each unit. Because the fair value of our reporting units, was less than the carrying value of the reporting unit net assets, we performed the second step of the impairment test as required and determined that an impairment charge was required for each reporting unit. The cumulative effect adjustment recognized as a result of the impairment charge was $58,730,000 (after tax), consisting of write offs for the impairment of goodwill in the domestic aluminum and zinc segments. We will perform our annual impairment review as of December 31 of each year. No impairment of goodwill was indicated as of December 31, 2003.

The following table sets forth a reconciliation of net earnings (loss) before cumulative effect of the accounting change and earnings (loss) before cumulative effect of the accounting change per share for the four years ended December 31, 2003 as though the accounting for goodwill had been in effect at the beginning of fiscal 2001:

	Net Earnings For the year ended December 31,			Diluted EPS For the year ended December 31,
(Amounts in thousands, except per-share amounts)	2003	2002	2001	2003	2002	2001
	Restated			Restated
Net earnings (loss)	$(812)	$(51,866)	$(2,722)	$(0.06)	$(3.54)	$(0.18)
Less: Cumulative net earnings effect from the accounting change for goodwill	—	(58,730)	—	—	(4.01)	—

Earnings (loss), excluding cumulative effect	(812)	6,864	(2,722)	(0.06)	0.47	(0.18)
Add: Goodwill amortization	—	—	3,721	—	—	0.25

Earnings excluding cumulative effect from the accounting change in 2002 and goodwill amortization in 2001	$(812)	$6,864	$999	$(0.06)	$0.47	$0.07

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

	Domestic Aluminum Segment	International Aluminum Segment	Zinc Segment	Total
Goodwill balance at December 31, 2001	$70,082	$103	$45,377	$115,562
Acquisition of Recipar	—	1,120	—	1,120
Other acquisitions	—	—	250	250
Write-off of goodwill recognized in cumulative effect adjustment	(42,190)	(47)	(23,625)	(65,862)
Translation and other adjustments during the period	—	124	(76)	48

Balance at December 31, 2002	$27,892	$1,300	$21,926	$51,118

Acquisition of VAW-IMCO (Restated)	—	12,518	—	12,518
Translation and other adjustments during the period	622	(641)	—	(19)

Balance at December 31, 2003 (Restated)	$28,514	$13,177	$21,926	$63,617

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

Our deferred gains and losses accumulate on our balance sheet (in Other Comprehensive Income) until the maturity of our respective hedging agreements. As of December 31, 2003, over the next twelve months, we estimate that we will recognize in earnings deferred gains or (losses) from the settlement of our hedging instruments of $1,372, 000, $259,000 and $1,222,000 for natural gas, aluminum and zinc respectively. Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities dampen, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8 – “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

2.	Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8 – “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

3.	Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of IMCO Recycling Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112152) on January 23, 2004, and incorporated herein by reference.

3.2	By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

3.3	Amendment to By-laws of IMCO Recycling Inc. adopted in August 2000, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Indenture, dated as of October 6, 2003, among IMCO Recycling Inc., the Subsidiary Guarantors parties thereto, and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.2	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as part of Exhibit 4.1 hereof.

4.3	Registration Rights Agreement, dated as of October 6, 2003, among IMCO Recycling Inc., certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.2	Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour and Robert R. Holian.

10.3	Credit and Security Agreement dated as of October 6, 2003 by and among IMCO Recycling Inc., certain of its subsidiaries parties thereto, PNC Bank, National Association and JPMorgan Chase Bank, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

10.4	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 on January 29, 2004 and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterik. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

**10.5	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

**10.6	IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

10.7	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 (Registration No. 333-81949), and incorporated herein by reference.

**10.8	Split-Dollar Life Insurance Agreement between Steve B. Ingram, Trustee of the Ingram Family Insurance Trust No. 1 and the Company, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

**10.9	IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

**10.10	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan.

**10.11	Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000 filed as Exhibit 10.20 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.12	Restricted Stock Award Agreement between the Company and Paul V. Dufour dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to the Restricted Stock Award Agreement between the Company and Richard L. Kerr dated February 1, 2001.

**10.13	Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000 filed as Exhibit 10.22 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.14	Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001 filed as Exhibit 10.23 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.15	Amendment No. 1 to Employment Agreement for Don V. Ingram dated December 18, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

**10.16	Amendment No. 2 to Employment Agreement between the Company and Don V. Ingram dated May 9, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.17	Amendment No. 2 to Employment Agreement between the Company and Paul V. Dufour dated May 9, 2003 filed as Exhibit 10.3 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.18	2003 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 7, 2003 filed as Exhibit 10.4 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.19	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 8, 2003, filed as Exhibit 10.5 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.20	2002 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002 filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

**10.21	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

+21.1	Subsidiaries of IMCO Recycling Inc. as of March 1, 2004.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	Previously filed with original Form 10-K for year ended December 31, 2003.

(b)	Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 1) report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 21, 2004	IMCO Recycling Inc.

	By:	/s/ Robert R. Holian
Robert R. Holian, Senior Vice President,
Controller and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of IMCO Recycling Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112152) on January 23, 2004, and incorporated herein by reference.

3.2	By-laws of IMCO Recycling Inc., as amended, effective as of March 24, 1999, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

3.3	Amendment to By-laws of IMCO Recycling Inc. adopted in August 2000, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Indenture, dated as of October 6, 2003, among IMCO Recycling Inc., the Subsidiary Guarantors parties thereto, and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.2	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as part of Exhibit 4.1 hereof.

4.3	Registration Rights Agreement, dated as of October 6, 2003, among IMCO Recycling Inc., certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**10.2	Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour and Robert R. Holian.

10.3	Credit and Security Agreement dated as of October 6, 2003 by and among IMCO Recycling Inc., certain of its subsidiaries parties thereto, PNC Bank, National Association and JPMorgan Chase Bank, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

10.4	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 on January 29, 2004 and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterik. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

**10.5	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

**10.6	IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

10.7	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 (Registration No. 333-81949), and incorporated herein by reference.

**10.8	Split-Dollar Life Insurance Agreement between Steve B. Ingram, Trustee of the Ingram Family Insurance Trust No. 1 and the Company, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

**10.9	IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference.

+**10.10	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan.

**10.11	Employment Agreement between the Company, IMCO Management Partnership L.P. and Don V. Ingram dated September 1, 2000 filed as Exhibit 10.20 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.12	Restricted Stock Award Agreement between the Company and Paul V. Dufour dated October 12, 2000. This agreement is virtually identical (except as to dates and number of shares of restricted stock awarded) to the Restricted Stock Award Agreement between the Company and Richard L. Kerr dated February 1, 2001.

**10.13	Employment Agreement between the Company, IMCO Management Partnership L.P. and Paul V. Dufour dated September 1, 2000 filed as Exhibit 10.22 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.14	Employment Agreement between the Company, IMCO Management Partnership L.P. and Richard L. Kerr dated February 1, 2001 filed as Exhibit 10.23 to the Company’s Annual Report on From 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

**10.15	Amendment No. 1 to Employment Agreement for Don V. Ingram dated December 18, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, and incorporated herein by reference.

**10.16	Amendment No. 2 to Employment Agreement between the Company and Don V. Ingram dated May 9, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.17	Amendment No. 2 to Employment Agreement between the Company and Paul V. Dufour dated May 9, 2003 filed as Exhibit 10.3 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.18	2003 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 7, 2003 filed as Exhibit 10.4 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.19	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Paul V. Dufour dated May 8, 2003, filed as Exhibit 10.5 to the Company’s Quarterly Report 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

**10.20	2002 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002 filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

**10.21	Amended and Restated 2000 Restricted Stock Award Agreement between the Company and Don V. Ingram dated October 16, 2002, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2002 and incorporated herein by reference.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

+21.1	Subsidiaries of IMCO Recycling Inc. as of March 1, 2004.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	Previously filed with original Form 10-K for year ended December 31, 2003.