Form 10-Q/A
period 2004-03-31
IMCO RECYCLING INC
filed 2004-10-21
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE TO FORM 10-Q/A – AMENDMENT TO FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2004

This Form 10-Q/A (Amendment No. 1) is being filed by IMCO Recycling Inc. with the Securities and Exchange Commission solely for the purpose of reflecting revised and additional disclosures in response to comments received from the staff of the Division of Corporation Finance with the SEC, as well as for the purposes of enhancing our disclosures following discussions with the staff. These amendments principally revise and supplement certain portions of Item 1. “Financial Statements,” Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Part I of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed with the SEC on May 10, 2004.

This Amendment No. 1 provides revised and additional disclosures under the following captions as follows:

•	The amendments restate the Consolidated Balance Sheet at March 31, 2004 and December 31, 2003 and the notes related thereto as contained under Item 1. “Financial Statements”

•	To reverse a gain recognized in the fourth quarter of fiscal 2003 related to the redemption of the Company’s former joint venture partner’s share interest in VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), IMCO’s German subsidiary. As a result, the consolidated balance sheets have been restated to reflect a reduction in goodwill; and

•	To reduce accounts receivable by $566,000, for legal fees which should have been expensed in the third quarter of 2003.

•	The amendments revise the Consolidated Balance Sheets and disclosures under Note C – “Long-Term Debt” of Notes to Consolidated Financial Statements (Unaudited ) under Item 1. “Financial Statements” to reclassify borrowings under our senior revolving credit facility we established in October 2003 as a current liability and revise the Consolidated Balance Sheets to reclassify restricted cash from current assets to long-term assets as of March 31, 2004.

•	The amendments also revise the Consolidated Statements of Cash Flows and Note M – “Condensed Consolidating Financial Statements” under Item 1. “Financial Statements” and the applicable disclosures under “— Liquidity and Capital Resources” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in order to reflect the decrease in restricted cash as a financing cash flow instead of an investing cash flow.

•	The amendments revise Note C – “Long-Term Debt” and Note L – “Condensed Consolidating Financial Statements” to clarify the nature of the guarantees by the company’s subsidiaries guaranteeing the debt, and reconcile the equity accounts of the Company in the Guarantor Condensed Consolidating Balance Sheets and reflect other changes to the Guarantor Condensed Consolidating Balance Sheets and Consolidating Statements of Cash Flows in the Condensed Consolidating Financial Statements shown in Note L.

•	The amendments further revise Note C – “Long-Term Debt” to show the calculation of the specific undrawn availability tests.

•	The amendments revise Note K – “Income Taxes” to revise the statutory tax rate reconciliation provided, and Note E – “Commitments and Contingencies” to disclose our inability to make an estimate of any reasonably possible losses resulting from those contingencies listed.

•	The amendments revise “— Credit Facilities and Refinancing” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add disclosures regarding certain of the covenants contained in the company’s senior revolving credit facility.

•	The amendments revise the first paragraph under Item 3. “Quantitative and Qualitative Disclosures About Market Risk” to add language regarding our limitations on fully benefiting from future price changes in prices for natural gas and metals due to its use of hedging instruments.

•	The amendments revise the presentation under “— Contractual Obligations” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to clarify the treatment of interest payments in the table.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 that was affected by this Amendment No. 1 has been amended and restated in its entirety.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments. This Amendment No. 1 continues to speak as of the date of filing the original Form 10-Q, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the original Form 10-Q (including disclosures relating to risks, uncertainties and other factors that may affect our future performance). You should read this Amendment No. 1 together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of our original Form 10-Q in May 2004. Information contained in such reports and documents updates and supersedes certain information contained in this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	Restated	Restated
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,759	$14,760
Accounts receivable (net of allowance of $1,304 and $1,228 at March 31, 2004 and December 31, 2003, respectively)	136,419	111,562
Inventories	75,000	78,270
Deferred income taxes	12,582	11,444
Other current assets	15,350	12,382

Total Current Assets	250,110	228,418
Property and equipment, net	216,172	219,668
Goodwill	63,919	63,617
Restricted cash	22,278	24,846
Investments in joint ventures	893	976
Other assets, net	12,798	13,209

	$566,170	$550,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$95,719	$96,207
Accrued liabilities	41,688	30,955
Current maturities of long-term debt	32,589	33,017

Total Current Liabilities	169,996	160,179
Long-term debt	223,188	223,176
Deferred income taxes	22,097	20,390
Other long-term liabilities	25,623	25,244
STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,157,437 issued at March 31, 2004; 17,155,211 issued at December 31, 2003	1,716	1,716
Additional paid-in capital	102,885	103,264
Deferred stock compensation	(5,480)	(4,153)
Retained earnings	48,117	45,406
Accumulated other comprehensive loss	(4,565)	(4,825)
Treasury stock, at cost; 1,631,863 shares at March 31, 2004; 1,843,403 shares at December 31, 2003	(17,407)	(19,663)

Total Stockholders’ Equity	125,266	121,745

	$566,170	$550,734

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

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Earnings	$2,711	$1,323
Depreciation and amortization	7,115	6,305
Provision for deferred income taxes	675	416
Equity in earnings of affiliates	(17)	(925)
Other non-cash charges	1,290	995
Changes in operating assets and liabilities:
Accounts receivable	(26,006)	(10,973)
Accounts receivable sold	—	(4,400)
Inventories	2,832	1,081
Other current assets	(1,467)	613
Accounts payable and accrued liabilities	15,032	(3,200)

Net cash from (used by) operating activities	2,165	(8,765)
INVESTING ACTIVITIES
Payments for property and equipment	(7,626)	(2,392)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	15,669

Other	(300)	121

Net cash from (used by) investing activities	(7,926)	13,398
FINANCING ACTIVITIES
Net payments of long-term revolving credit facility	(428)	12,500
Net payments of proceeds from issuance of long-term debt	—	1,181
Decrease in restricted cash	2,568	—

Debt issuance costs	(209)	—
Other	127	(93)

Net cash from (used by) financing activities	2,058	13,588

Effect of exchange rate differences on cash and cash equivalents	(298)	(52)

Net increase (decrease) in cash and cash equivalents	(4,001)	18,169
Cash and cash equivalents at January 1	14,760	6,875

Cash and cash equivalents at March 31	$10,759	$25,044

SUPPLEMENTARY INFORMATION
Cash payments for interest	$366	$1,540
Cash payments for income taxes, net of refunds received	$665	$1,106

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2004

(dollars in tables are in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes, as amended, thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

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

Our long-term debt is summarized as follows:

	March 31, 2004	December 31, 2003
	Restated	Restated
Senior Credit Facility, expiring in October 2007	$32,563	$32,991
10 3/8% Senior Secured Notes, due October 6, 2010 (net of the discount)	208,769	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of the discount)	5,705	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	40	46

Subtotal	255,777	256,193
Less current maturities	32,589	33,017

Total	$223,188	$223,176

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

The senior secured notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future restricted domestic subsidiaries. The senior secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE L—”CONDENSED CONSOLIDATING FINANCIAL STATEMENTS.” The senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

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

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. The indebtedness under the senior secured credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. We are subject to the terms of a lockbox arrangement with the administrative agent bank under the senior credit facility, whereby funds deposited from collections of receivables are applied by the lenders to reduce outstanding balances of the borrowings under the senior credit facility. As a result of this lockbox requirement, the amounts outstanding under the senior credit facility are classified as a current liability. If at any time during specified periods, our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

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

Environmental proceedings

In 1997, the Illinois Environmental Protection Agency (IEPA) notified us that two of our zinc subsidiaries were potentially responsible parties (PRP) pursuant to the Illinois Environmental Protection Act for the cleanup of contamination at a site in Marion County, Illinois to which these subsidiaries, among others, in the past had sent zinc oxide for processing and resale. The site has not been fully investigated and final estimated cleanup costs have not yet been determined. Because of the nature of this matter, we cannot make an estimate of reasonable possible losses. We have been informed by the IEPA that the agency is preparing a revised list of companies that may have sent materials to the site and the volume of materials sent by each company. Once we receive this information, we may seek, possibly in connection with other PRPs, an agreed resolution of the IEPA’s claims.

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

On March 17, 2004, we were named as a co-defendant in a lawsuit filed in the U.S. District Court for the Central District of California. The listed claimants are the current owners of a Corona, California property formerly owned by one of our subsidiaries. The petition seeks declaratory relief and damages in an unspecified amount in connection with an alleged release of hazardous substances on the property. Because of the nature of this matter, we cannot make an estimate of reasonable possible losses. We believe that we have meritorious defenses to the claims contained in the petition. We plan a vigorous defense against these claims and are seeking indemnification from certain of the other co-defendants.

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

Factors Management Used to Identify Our Reportable Segments:

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	March 31, 2004	December 31, 2003
Assets:
Domestic Aluminum	$263,508	$232,209
International Aluminum	158,391	175,345
Zinc	110,346	109,815
Other unallocated assets	33,925	33,365

Total Assets	$566,170	$550,734

The following table shows our revenues and income for the three month periods ended March 31, 2004 and March 31, 2003, respectively.

	Three months ended March 31,
	2004	2003
REVENUES:
Domestic Aluminum	$137,679	$127,117
International Aluminum	90,673	33,264
Zinc	50,156	34,702

Total Revenues	$278,508	$195,083

SEGMENT INCOME:
Domestic Aluminum	$6,620	$5,813
International Aluminum	6,957	2,909
Zinc	3,893	1,106

Total Segment Income	$17,470	$9,828

Unallocated amounts:
General and administrative expenses	$(6,358)	$(4,992)
Interest expense	(6,444)	(2,349)
Fees on receivables sale	—	(290)
Interest and other income	(22)	(76)

Earnings before provision for income taxes and minority interests	$4,646	$2,121

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

The provision for income taxes was as follows:

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

The income tax expense (benefit), computed by applying the federal statutory rate to earnings (loss) before income taxes, differed from the provision for income taxes as follows:

	Three months ended March 31,
	2004	2003
Income taxes at the federal statutory rate	$1,626	$742
Foreign tax rate difference	93	(38)
State income taxes, net	(63)	(4)
Foreign income not currently taxable	(17)	(263)
Other, net	269	209

Provision for income taxes	$1,908	$646

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

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2004 (Restated)
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$153	$46	$10,560	$—	$10,759
Accounts receivable, net	9,494	77,748	49,589	(412)	136,419
Inventories	2,634	46,620	25,746	—	75,000

Deferred income taxes	7,906	3,246	1,430	—	12,582
Other current assets	3,581	8,480	3,289	—	15,350

Total Current Assets	23,768	136,140	90,614	(412)	250,110
Property and equipment, net	36,476	107,006	74,547	(1,857)	216,172
Goodwill	3,660	49,874	10,385	—	63,919
Restricted cash	22,278	—	—	—	22,278
Investments in joint ventures	—	893	—	—	893
Other assets, net	10,541	1,444	813	—	12,798
Investments in subsidiaries/intercompany receivable (payable), net	319,790	(95,176)	(7,330)	(217,284)	—

	$416,513	$200,181	$169,029	$(219,553)	$566,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,595	$52,563	$30,974	$(413)	$95,719
Accrued liabilities	13,596	7,046	21,046	—	41,688
Current maturities of long-term debt	32,563	22	4	—	32,589

Total Current Liabilities	58,754	59,631	52,024	(413)	169,996
Long-term debt	223,174	6	8	—	223,188
Deferred income taxes	3,930	9,777	8,390	—	22,097
Other long-term liabilities	5,389	3,734	16,500	—	25,623
Total Stockholders’ Equity	125,266	127,033	92,107	(219,140)	125,266

	$416,513	$200,181	$169,029	$(219,553)	$566,170

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$27,706	$167,895	$94,876	$(11,969)	$278,508
Cost of sales	25,084	158,253	83,993	(11,969)	255,361

Gross profits	2,622	9,642	10,883	—	23,147
Selling, general and administrative expense	474	7,868	3,589	—	11,931
Interest expense	6,336	96	296	(284)	6,444
Other (income) expense net	1,171	(947)	(336)	255	143
Equity in net earnings of affiliates	(7,194)	(17)	—	7,194	(17)

Earnings before provision for income taxes and minority interest	1,835	2,642	7,334	(7,165)	4,646
Provision for income taxes	(876)	—	2,784	—	1,908

Earnings before minority interest	2,711	2,642	4,550	(7,165)	2,738
Minority interest, net of provision for income taxes	—	—	27	—	27

Net earnings (loss)	$2,711	$2,642	$4,523	$(7,165)	$2,711

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,886	$139,835	$37,480	$(7,118)	$195,083
Cost of sales	22,313	134,456	33,525	(7,118)	183,176

Gross profits	2,573	5,379	3,955	—	11,907
Selling, general and administrative expense	466	6,739	800	—	8,005
Interest expense	1,714	242	548	(155)	2,349
Fees on receivables sale	—	290	—	—	290
Other (income) expense net	2,038	(2,277)	151	155	67
Equity in net earnings of affiliates	(2,822)	(190)	(735)	2,822	(925)

Earnings before provision for income taxes and minority interest	1,177	575	3,191	(2,822)	2,121
Provision for income taxes	(146)	—	792	—	646

Earnings before minority interests	1,323	575	2,399	(2,822)	1,475
Minority interests, net of provision for income taxes	—	—	152	—	152

Net earnings (loss)	$1,323	$575	$2,247	$(2,822)	$1,323

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Earnings	$2,711	$2,642	$4,523	$(7,165)	$2,711
Depreciation and amortization	1,331	4,015	1,769	—	7,115
Provision for deferred income tax	642	—	33	—	675
Equity in earnings of affiliates	(7,194)	(17)	—	7,194	(17)
Other non-cash items	305	1,313	(328)	—	1,290
Changes in operating assets and liabilities:
Accounts receivable	322	(13,023)	(13,305)	—	(26,006)
Inventories	1,659	(1,707)	2,880	—	2,832
Other current assets	51	(218)	(1,300)	—	(1,467)
Accounts payable and accrued liabilities	(840)	13,702	8,340	(6,170)	15,032

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(1,013)	6,707	2,612	(6,141)	2,165

INVESTING ACTIVITIES:
Payments for property and equipment	(1,255)	(3,564)	(2,807)	—	(7,626)
Other	1,201	(240)	(1,261)	—	(300)

NET CASH FROM (USED BY) INVESTING ACTIVITIES	(54)	(3,804)	(4,068)	—	(7,926)

FINANCING ACTIVITIES:
Net (payments of) proceeds from long term revolving credit facility	(428)	—	—	—	(428)
New debt issuance costs	(209)	—	—	—	(209)
Change in restricted cash	(22,279)	—	24,847	—	2,568
Payment of VAW-IMCO promissory note	24,847	—	(24,847)	—	—
Net transfers with subsidiaries	(1,452)	(3,247)	(1,442)	6,141	—
Other	238	256	(367)	—	127

NET CASH FROM (USED BY) FINANCING ACTIVITIES	717	(2,991)	(1,809)	6,141	2,058

Effects of exchange rate changes on cash	—	—	(298)	—	(298)
Net increase in cash and cash equivalents	(350)	(88)	(3,563)	—	(4,001)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153	$46	$10,560	$—	$10,759

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Earnings	$1,323	$575	$2,247	$(2,822)	$1,323
Depreciation and amortization	1,459	3,858	988	—	6,305
Provision for deferred income tax	30	—	386	—	416
Equity in earnings of affiliates	(2,822)	(190)	(735)	2,822	(925)
Other non-cash items	540	1,125	(670)	—	995
Changes in operating assets and liabilities:
Accounts receivable	1,113	(8,753)	(3,333)	—	(10,973)
Accounts receivable sold	(572)	(3,828)	—	—	(4,400)
Inventories	(154)	714	521	—	1,081
Other current assets	(16)	1,009	(380)	—	613
Accounts payable and accrued liabilities	(23,471)	6,384	7,571	6,316	(3,200)

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(22,570)	894	6,595	6,316	(8,765)

INVESTING ACTIVITIES:
Payments for property and equipment	(55)	(1,259)	(1,078)	—	(2,392)
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	—	—	15,669	—	15,669
Other	(37)	52	106	—	121

NET CASH FROM (USED BY) INVESTING ACTIVITIES	(92)	(1,207)	14,697	—	13,398

FINANCING ACTIVITIES:
Net (payments of) proceeds from long term revolving credit facility	12,500	—	—	—	12,500
Net (payments of) proceeds from of long-term debt	—	—	1,181	—	1,181
Net transfers with subsidiaries	7,998	(153)	(1,529)	(6,316)	—
Other	86	382	(561)	—	(93)

NET CASH FROM (USED BY) FINANCING ACTIVITIES	20,584	229	(909)	(6,316)	13,588

Effects of exchange rate changes on cash	—	—	(52)	—	(52)
Net increase in cash and cash equivalents	(2,078)	(84)	20,331	—	18,169
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$340	$99	$24,605	$—	$25,044

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

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At March 31, 2004, estimated total production covered for 2004 under these futures sale contracts was 1,300 mt with a fair value deferred gain of $19,000 ($12,000 net of tax).

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

The following table shows the total pounds processed and the percentage tolled for the domestic aluminum, international aluminum and zinc segments (in thousands, except percentages):

	Three months ended March 31,
	2004	2003	% change
Pounds Processed:
Domestic Aluminum	518,577	487,758	6%
International Aluminum	255,094	121,192	110%
Zinc	56,193	54,296	3%

Total Pounds Processed	829,864	663,246	25%

Percentage Tolled:
Domestic Aluminum	66%	60%
International Aluminum	57%	60%
Zinc	2%	4%
Total Percentage Tolled	59%	56%

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

REVENUES. The following table shows the total revenue for our three operating segments for the three months ended March 31, 2004 compared to the same period in the prior year, and the percentage change from the prior period (in thousands, except percentages):

	Three months ended March 31,
	2004	2003	% change
REVENUES:
Domestic Aluminum	$137,679	$127,117	8%
International Aluminum	90,673	33,264	173%
Zinc	50,156	34,702	45%

Total Revenues	$278,508	$195,083	43%

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

The following table shows the total income for our segments, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profits (in thousands, except percentages):

	Three months ended March 31,
	2004	2003	% change
Segment Income:
Domestic Aluminum	$6,620	$5,813	14%
International Aluminum	6,957	2,909	139%
Zinc	3,893	1,106	252%

Total Segment Income	$17,470	$9,828	78%

Items not included in gross profits:
Plant selling expense	$1,263	$1,180	7%
Management SG&A expense	4,309	1,833	135%
Equity in earnings of affiliates	(17)	(925)	-98%
Other income	122	(9)	n/m

Gross Profits	$23,147	$11,907	94%

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

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure strategy. Our capital expenditures principally relate to property, plant and equipment. During the three months ended March 31, 2004, cash used by investing activities was $7,926,000. During the same time period in 2003, cash provided by investing activities was $13,398,000, due to the consolidation of VAW-IMCO as a result of the redemption of shares by VAW-IMCO. See NOTE H - “VAW-IMCO.”

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

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash provided by our financing activities was $2,058,000 for the three months ended March 31, 2004, compared to $13,588,000 of cash provided by financing activities for the same time period in 2003. During the three months ended March 31, 2004, $428,000 was used to reduce the long term debt under our senior credit facility. During the same time period in the prior year, proceeds from borrowings on our former revolving credit facility were $12,500,000.

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

As of March 31, 2004, we were in compliance with all applicable debt covenants. In the event that we were not in compliance with this covenant, we would not be able to borrow under the revolving credit facility.

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

Our reconciliation of EBITDA to net earnings and net cash from (used by) operating activities is as follows (amounts in thousands):

	For the three months ended March 31,
	2004	2003
EBITDA	$18,178	$10,623
Interest expense	6,444	2,349
Income taxes	1,908	646
Depreciation and amortization	7,115	6,305

Net earnings	$2,711	$1,323

Depreciation and amortization	7,115	6,305
Deferred income taxes	675	416
Equity earnings	(17)	(925)
Non-cash charges	1,290	995
Net change in working capital:
Accounts receivable	(26,006)	(10,973)
Accounts receivable sold	—	(4,400)
Inventories	2,832	1,081
Other current assets	(1,467)	613
Accounts payable & accrued liabilities	15,032	(3,200)

Total net change in working capital	$(9,609)	$(16,879)

Cash from (used by) operating activities	$2,165	$(8,765)

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

CREDIT FACILITIES AND REFINANCING. Our long-term debt is summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Senior Credit Facility, expiring in October 2007	$32,563	$32,991
10 3/8% Senior Secured Notes, due October 6, 2010 (net of the discount)	208,769	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of the discount)	5,705	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	40	46

Subtotal	255,777	256,193
Less current maturities	32,589	33,017

Total	$223,188	$223,176

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

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of March 31, 2004:

	Cash payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (does not include interest)	$255,777	$32,589	$13	$—	$223,175
Operating lease obligations	10,318	3,817	4,638	1,863	—
Purchase obligations	185,769	126,742	59,027	—	—
Other long-term liabilities reflected on our balance sheet	20,480	—	773	—	19,707

Total	$472,344	$163,148	$64,451	$1,863	$242,882

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

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a 10% change in the March 31, 2004 NYMEX closing price would be material to our estimated gross profit for the next nine months. We estimate that a 10% increase in the price of natural gas, as of March 31, 2004, would decrease our estimated gross profits for the remainder of this year by approximately $1,500,000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description
12	Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

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

IMCO Recycling Inc. (Registrant)

Date: October 21, 2004	By:	/s/ Robert R. Holian
Robert R. Holian
Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
12	Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section1350.

*	Filed herewith.