Form 10-Q/A
period 2004-06-30
IMCO RECYCLING INC
filed 2004-10-21
CIK 202890

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

FOR QUARTER ENDED JUNE 30, 2004

This Form 10-Q/A (Amendment No. 1) is being filed by IMCO Recycling Inc. with the Securities and Exchange Commission solely for the purpose of reflecting revised and additional disclosures in response to comments received from the staff of the Division of Corporation Finance with the SEC, as well as for the purposes of enhancing our disclosures following discussions with the staff. These amendments principally revise and supplement certain portions of Item 1. “Financial Statements,” Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Part I of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed with the SEC on August 9, 2004.

This Amendment No. 1 provides revised and additional disclosures under the following captions as follows:

•	The amendments restate the Consolidated Balance Sheet at June 30, 2004 and December 31, 2003 and the notes related thereto as contained under Item 1. “Financial Statements”

•	To reverse a gain recognized in the fourth quarter of fiscal 2003 related to the redemption of the Company’s former joint venture partner’s share interest in VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), IMCO’s German subsidiary. As a result, the consolidated balance sheets have been restated to reflect a reduction in goodwill; and

•	To reduce accounts receivable by $566,000, for legal fees which should have been expensed in the third quarter of 2003.

•	The amendments revise the Consolidated Balance Sheets and disclosures under Note D – “Long-Term Debt” of Notes to Consolidated Financial Statements (Unaudited ) under Item 1. “Financial Statements” to reclassify borrowings under our senior revolving credit facility as a current liability, revise the Consolidated Balance Sheet to reclassify restricted cash from current assets to long-term assets at June 30, 2004 and reclassify deferred tax assets from current assets to reduce long-term deferred tax liabilities at June 30, 2004.

•	The amendments also revise the Consolidated Statements of Cash Flows and Note M – “Condensed Consolidating Financial Statements” under Item 1. “Financial Statements” and the applicable disclosures under “— Liquidity and Capital Resources” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in order to reflect the decrease in restricted cash as a financing cash flow instead of an investing cash flow.

•	The amendments revise Note D – “Long-Term Debt” and Note M – “Condensed Consolidating Financial Statements” to clarify the nature of the guarantees by the company’s subsidiaries guaranteeing the debt, reconcile the equity accounts of the Company in the Guarantor Condensed Consolidating Balance Sheets and reflect other changes to the Guarantor Condensed Consolidating Balance Sheets and Consolidating Statements of Cash Flows in the condensed consolidating financial statements shown in Note M.

•	The amendments further revise Note D – “Long-Term Debt” to show the calculation of the specific undrawn availability tests.

•	The amendments revise Note L – “Income Taxes” to revise the statutory tax rate reconciliation provided, and Note F – “Commitments and Contingencies” to disclose our inability to make an estimate of any reasonably possible losses resulting from those contingencies listed.

•	The amendments revise “— Credit Facilities” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add disclosures regarding certain of the covenants contained in the company’s senior revolving credit facility.

•	The amendments revise the first paragraph under Item 3. “Quantitative and Qualitative Disclosures About Market Risk” to add language regarding our limitations on fully benefiting from future price changes in prices for natural gas and metals due to its use of hedging instruments.

•	The amendments revise the presentation under “— Contractual Obligations” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to clarify the treatment of interest payments in the table.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 that was affected by this Amendment No. 1 has been amended and restated in its entirety.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments. This Amendment No. 1 continues to speak as of the date of filing the original Form 10-Q, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the original Form 10-Q (including disclosures relating to risks, uncertainties and other factors that may affect our future performance). You should read this Amendment No. 1 together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of our original Form 10-Q in August 2004. Information contained in such reports and documents updates and supersedes certain information contained in this Form 10-Q/A.

INTRODUCTORY NOTE

On July 21, 2004, IMCO Recycling Inc. (IMCO) filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) containing a preliminary joint proxy statement/prospectus regarding a proposed merger between IMCO and Commonwealth Industries, Inc. (Commonwealth). Information concerning IMCO and the proposed merger with Commonwealth is contained in the Registration Statement, which, along with other filings containing information about IMCO, can be found at the SEC’s Internet site (http://www.sec.gov). The information contained in the Registration Statement on Form S-4 as filed on July 21, 2004 is subject to amendment. See NOTE B - “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER” of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	Restated	Restated
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,934	$14,760
Accounts receivable (net of allowance of $1,540 and $1,228 at June 30, 2004 and December 31, 2003, respectively)	131,972	111,562
Inventories	82,514	78,270
Deferred income taxes	1,916	11,444
Other current assets	12,434	12,382

Total Current Assets	242,770	228,418
Property and equipment, net	212,829	219,668
Goodwill	63,807	63,617
Restricted cash	18,917	24,846
Investments in joint ventures	831	976
Other assets, net	14,225	13,209

Total Assets	$553,379	$550,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$88,870	$96,207
Accrued liabilities	37,384	30,955
Current maturities of long-term debt	43,316	33,017

Total Current Liabilities	169,570	160,179
Long-term debt	223,230	223,176
Deferred income taxes	9,241	20,390
Other long-term liabilities	25,705	25,244

STOCKHOLDERS’ EQUITY
Preferred stock; par value $0.10: 8,000,000 shares authorized; none issued	—	—
Common stock; par value $0.10: 40,000,000 shares authorized; 17,159,026 issued at June 30, 2004; 17,155,211 issued at December 31, 2003	1,716	1,716
Additional paid-in capital	103,607	103,264
Deferred stock compensation	(3,154)	(4,153)
Retained earnings	48,405	45,406
Accumulated other comprehensive loss	(6,892)	(4,825)
Treasury stock, at cost; 1,692,076 shares at June 30, 2004; 1,843,403 shares at December 31, 2003	(18,049)	(19,663)

Total Stockholders’ Equity	125,633	121,745

	$553,379	$550,734

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

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net earnings	$2,999	$3,786
Depreciation and amortization	14,197	13,291
Provision for (benefit from) deferred income taxes	(2,134)	331
Equity in loss (earnings) of affiliates	45	(911)
Non-cash retirement charge	1,576	—
Other non-cash charges	3,459	2,869
Changes in operating assets and liabilities:
Accounts receivable	(22,127)	(1,460)
Accounts receivable sold	—	(5,000)
Inventories	(5,011)	(3,737)
Other current assets	(131)	2,309
Accounts payable and accrued liabilities	4,565	(5,227)

Net cash from (used by) operating activities	(2,562)	6,251

INVESTING ACTIVITIES
Payments for property and equipment	(12,563)	(7,723)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	15,669
Acquisition costs	(1,889)	—
Other	30	486

Net cash from (used by) investing activities	(14,422)	8,432

FINANCING ACTIVITIES
Net proceeds from long-term revolving credit facility	10,295	4,000
Net payments of long-term debt	—	(694)
Decrease in restricted cash	5,929	—
Debt issuance costs	(510)	(757)
Other	622	(371)

Net cash from financing activities	16,336	2,178

Effect of exchange rate differences on cash and cash equivalents	(178)	595

Net increase (decrease) in cash and cash equivalents	(826)	17,456

Cash and cash equivalents at January 1	14,760	6,875

Cash and cash equivalents at June 30	$13,934	$24,331

SUPPLEMENTARY INFORMATION
Cash payments for interest	$12,728	$4,388
Cash payments for income taxes, net of refunds received	$2,146	$1,508

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

NOTE C – INVENTORIES

The components of inventories are:

	June 30, 2004	December 31, 2003
Finished goods	$38,215	$36,329
Raw materials	37,623	33,428
Work in process	3,981	4,613
Supplies	2,695	3,900

	$82,514	$78,270

NOTE D – LONG-TERM DEBT

Our long-term debt is summarized as follows:

	June 30, 2004	December 31, 2003
	Restated	Restated
Senior Credit Facility, expiring in October 2007	$43,286	$32,991
10 3/8% Senior Secured Notes, due October 6, 2010 (net of discount)	208,802	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of discount)	5,706	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	52	46

Subtotal	266,546	256,193
Less current maturities	43,316	33,017

Total	$223,230	$223,176

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

On July 16, 2004, IMCO and its co-borrower subsidiaries entered into a Second Amendment to Revolving Credit and Security Agreement. This amendment modified a section of the senior credit facility that had provided that any change in the condition or affairs of IMCO or its co-borrowers which, in the lenders’ agent’s reasonable opinion, has a “material adverse effect” (as defined in the senior credit facility), would be deemed an event of default under the senior credit facility. The Second Amendment to Revolving Credit and Security Agreement revised this provision so that it now provides that such an event of default would not be applicable and that the agent and the lenders would have no rights under the provision, so long as IMCO was in compliance with certain undrawn availability tests under the senior credit facility. If the level of undrawn availability falls below $3,000,000 for three consecutive business days or below an average of $10,000,000 per day for any calendar month, then the lenders’ rights under this provision would be reinstated.

The amounts outstanding under the new senior secured credit facility are classified as a current liability because the terms of the facility contain contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

Other legal proceedings

In 1998 an employee filed a personal injury claim against us (Bland v. IMCO Recycling Inc.) in Missouri state court. In August 2002 the trial court entered a final judgment against us for $4,000,000. We are also involved in litigation with the surety for the appeal bond that was levied to secure the judgment in the Bland case (IMCO Recycling Inc. v. American Guarantee & Liability Insurance Company), currently pending in the Missouri Circuit Court of Appeals. To date, we have not paid any portion of the Bland judgment or reimbursed the surety. In a lawsuit between us and our umbrella coverage insurer to resolve a dispute as to coverage in the Bland case (Twin City Fire Insurance Company v. IMCO Recycling Inc.), a federal district court in Missouri entered an amended judgment in our favor in March 2004. We have reached a settlement, and in July 2004 we recovered $568,000 in attorneys fees that had previously been expensed. We have withdrawn the motion. Based on the favorable amended judgment, we believe that there is insurance coverage for the Bland claim and that we will be indemnified for any payments that we must make. We have not established any reserves for the Bland case.

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

Factors Management Used to Identify Our Reportable Segments:

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	June 30, 2004 Restated	December 31, 2003 Restated
Assets:
Domestic Aluminum	$265,684	$232,209
International Aluminum	159,553	175,345
Zinc	105,122	109,815
Other unallocated assets	23,020	33,365

Total assets	$553,379	$550,734

The following table shows our revenues and income for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES:
Domestic Aluminum	$143,931	$121,857	$281,610	$248,974
International Aluminum	92,594	80,558	183,267	113,822
Zinc	55,914	37,037	106,070	71,739

Total revenues	$292,439	$239,452	$570,947	$434,535

INCOME:
Domestic Aluminum	$9,267	$5,363	$15,887	$11,176
International Aluminum	4,986	6,316	11,943	9,225
Zinc	2,884	1,404	6,777	2,510

Total segment income	$17,137	$13,083	$34,607	$22,911

Unallocated amounts:
General and administrative expenses	$(9,534)	$(4,709)	$(15,893)	$(9,701)
Interest expense	(6,861)	(3,704)	(13,305)	(6,053)
Fees on receivables sale	—	(291)	—	(581)
Interest and other income	(7)	44	(28)	(32)

Earnings before provision for income taxes and minority interests	$735	$4,423	$5,381	$6,544

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

Higher interest expense and payments for departing executives have generated net operating losses in the U.S. for federal income tax purposes for the six month period ended June 30, 2004. Deferred tax benefits related to these net operating losses have been recorded for U.S. federal income tax purposes. While our overall effective tax rate for 2004 contemplates the utilization of such operating loss carryforwards, if further profit improvements in our domestic operations do not occur, the recording of additional U.S. federal income tax benefits for 2004 will need to be re-evaluated.

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

Finally, our deferred tax asset and liability positions for both U.S. federal and various state jurisdictions will be taken into consideration in accounting for the proposed acquisition of Commonwealth (see NOTE B – “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER”) and the amount of deferred tax positions recorded in conjunction with the purchase price allocation could be impacted.

The provision for income taxes was as follows:

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

The income tax expense (benefit), computed by applying the federal statutory rate to earnings (loss) before income taxes, differed from the provision for income taxes as follows:

	For the six months ended June 30,
	2004	2003
Income taxes at the federal statutory rate	$1,883	$2,290
Foreign tax rate difference	88	122
State income taxes, net	98	9
Foreign income not currently taxable	19	(335)
Other, net	207	407

Provisions for income taxes	$2,295	$2,493

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

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2004 (Restated)

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$325	$46	$13,563	$—	$13,934
Accounts receivable, net	7,869	76,736	47,424	(57)	131,972
Inventories	2,191	53,137	27,186	—	82,514
Deferred Income Taxes	331	215	1,370	—	1,916
Other current assets	3,706	5,658	3,070	—	12,434

Total Current Assets	14,422	135,792	92,613	(57)	242,770
Property and equipment, net	36,305	104,431	73,950	(1,857)	212,829
Goodwill	3,760	49,631	10,416	—	63,807
Restricted cash	18,917	—	—	—	18,917

Investments in joint ventures	—	831	—	—	831
Deferred income taxes	6,042	—	—	(6,042)	—
Other assets, net	10,373	3,066	786	—	14,225
Investments in subsidiaries/ intercompany receivable (payable), net	327,075	(100,196)	(4,350)	(222,529)	—

	$416,894	$193,555	$173,415	$(230,485)	$553,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,986	$47,645	$30,296	$(57)	$88,870
Accrued liabilities	8,287	8,408	20,689	—	37,384
Current maturities of long-term debt	43,286	26	4	—	43,316

Total Current Liabilities	62,559	56,079	50,989	(57)	169,570
Long-term debt	223,209	15	6	—	223,230
Deferred income taxes	—	6,746	8,537	(6,042)	9,241
Other long-term liabilities	5,493	3,769	16,443	—	25,705
Total Stockholders’ Equity	125,633	126,946	97,440	(224,386)	125,633

	$416,894	$193,555	$173,415	$(230,485)	$553,379

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,067	$181,817	$98,236	$(11,681)	$292,439
Cost of sales	21,638	170,134	89,932	(11,681)	270,023

Gross profit	2,429	11,683	8,304	—	22,416
Selling, general and administrative expense	447	11,332	2,938	—	14,717
Interest expense	6,844	1,572	43	(1,598)	6,861
Other (income) expense, net	(586)	(972)	1	1,598	41
Equity in net loss (earnings) of affiliates	(3,282)	62	—	3,282	62

Earnings (loss) before provision for income taxes and minority interests	(994)	(311)	5,322	(3,282)	735
Provision (benefit) for income taxes	(1,282)	(165)	1,834	—	387

Earnings (loss) before minority interests	288	(146)	3,488	(3,282)	348
Minority interests, net of provision for income taxes	—	—	60	—	60

Net earnings (loss)	$288	$(146)	$3,428	$(3,282)	$288

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2003

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,560	$137,084	$84,652	$(6,844)	$239,452
Cost of sales	22,532	130,728	75,197	(6,844)	221,613

Gross profit	2,028	6,356	9,455	—	17,839
Selling, general and administrative expense	455	6,376	2,621	—	9,452
Interest expense	2,212	360	1,741	(609)	3,704
Fees on receivables sale	—	291	—	—	291
Other (income) expense, net	2,067	(2,239)	(482)	609	(45)
Equity in net loss (earnings) of affiliates	(5,110)	14	—	5,110	14

Earnings (loss) before provision for income taxes and minority interests	2,404	1,554	5,575	(5,110)	4,423
Provision (benefit) for income taxes	(59)	—	1,906	—	1,847

Earnings (loss) before minority interests	2,463	1,554	3,669	(5,110)	2,576
Minority interests, net of provision for income taxes	—	—	113	—	113

Net earnings (loss)	$2,463	$1,554	$3,556	$(5,110)	$2,463

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$51,773	$349,712	$193,111	$(23,649)	$570,947
Cost of sales	46,722	328,387	173,924	(23,649)	525,384

Gross profit	5,051	21,325	19,187	—	45,563
Selling, general and administrative expense	921	19,200	6,527	—	26,648
Interest expense	13,180	3,232	339	(3,446)	13,305
Other (income) expense, net	(980)	(1,918)	(335)	3,417	184
Equity in net loss (earnings) of affiliates	(8,417)	45	—	8,417	45

Earnings (loss) before provision for income taxes and minority interests	347	766	12,656	(8,388)	5,381
Provision (benefit) for income taxes	(2,652)	329	4,618	—	2,295

Earnings (loss) before minority interests	2,999	437	8,038	(8,388)	3,086
Minority interests, net of provision for income taxes	—	—	87	—	87

Net earnings (loss)	$2,999	$437	$7,951	$(8,388)	$2,999

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$49,446	$276,939	$122,132	$(13,982)	$434,535
Cost of sales	44,844	265,205	108,722	(13,982)	404,789

Gross profit	4,602	11,734	13,410	—	29,746
Selling, general and administrative expense	921	13,115	3,421	—	17,457
Interest expense	3,927	602	1,835	(311)	6,053
Fees on receivables sale	—	581	—	—	581
Other (income) expense, net	4,105	(4,516)	122	311	22
Equity in net loss (earnings) of affiliates	(7,932)	(177)	(734)	7,932	(911)

Earnings (loss) before provision for income taxes and minority interests	3,581	2,129	8,766	(7,932)	6,544
Provision (benefit) for income taxes	(205)	—	2,698	—	2,493

Earnings (loss) before minority interests	3,786	2,129	6,068	(7,932)	4,051
Minority interests, net of provision for income taxes	—	—	265	—	265

Net earnings (loss)	$3,786	$2,129	$5,803	$(7,932)	$3,786

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net earnings	$2,999	$437	$7,951	$(8,388)	$2,999
Depreciation and amortization	2,650	8,032	3,515	—	14,197
Provision for (benefit from) deferred income tax	(2,415)	—	281	—	(2,134)
Equity in loss (earnings) of affiliates	(8,417)	45	—	8,417	45
Non-cash retirement charge	—	1,576	—	—	1,576
Other non-cash items	2,618	1,113	(272)	—	3,459
Changes in operating assets and liabilities:
Accounts receivable	1,947	(12,385)	(11,689)	—	(22,127)
Inventories	2,102	(8,224)	1,111	—	(5,011)
Other current assets	(56)	1,028	(1,103)	—	(131)
Accounts payable and accrued liabilities	(8,701)	5,248	8,018	—	4,565

Net cash from (used by) operating activities	(7,273)	(3,130)	7,812	29	(2,562)

INVESTING ACTIVITIES:
Payments for property and equipment	(1,170)	(6,196)	(5,197)	—	(12,563)
Acquisition costs	—	(1,889)	—		(1,889)
Other	(1,935)	278	1,687	—	30

Net cash from (used by) investing activities	(3,105)	(7,807)	(3,510)	—	(14,422)

FINANCING ACTIVITIES:
Net proceeds from long-term revolving credit facility	10,295	—	—	—	10,295
Change in restricted cash	(18,918)	—	24,847	—	5,929
Payoff of VAW-IMCO promissory note	24,847	—	(24,847)	—	—
Debt issuance costs	(510)	—	—	—	(510)
Net transfer with subsidiaries	(6,355)	10,696	(4,312)	(29)	—
Other	841	153	(372)	—	622

Net cash from (used by) financing activities	10,200	10,849	(4,684)	(29)	16,336

Effects of exchange rate changes on cash	—	—	(178)	—	(178)
Net (decrease) in cash and cash equivalents	(178)	(88)	(560)	—	(826)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$325	$46	$13,563	$—	$13,934

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003

	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net earnings	$3,786	$2,129	$5,803	$(7,932)	$3,786
Depreciation and amortization	2,879	7,867	2,545	—	13,291
Provision for (benefit from) deferred income tax	296	—	35	—	331
Equity in loss (earnings) of affiliates	(7,932)	(177)	(734)	7,932	(911)
Other non-cash items	(2,433)	3,715	1,587	—	2,869
Changes in operating assets and liabilities:
Accounts receivable	1,034	(5,368)	2,874	—	(1,460)
Accounts receivable sold	(650)	(4,350)	—	—	(5,000)
Inventories	818	(1,573)	(2,982)	—	(3,737)
Other current assets	262	1,376	671	—	2,309
Accounts payable and accrued liabilities	(32,554)	11,102	(1,830)	18,055	(5,227)

Net cash from (used by) operating activities	(34,494)	14,721	7,969	18,055	6,251

INVESTING ACTIVITIES:
Payments for property and equipment	(496)	(3,312)	(3,915)	—	(7,723)
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	750	(750)	15,669		15,669
Other	(977)	1,911	(448)	—	486

Net cash from (used by) investing activities	(723)	(2,151)	11,306	—	8,432

FINANCING ACTIVITIES:
Net proceeds from long term-revolving credit facility	4,000	—	—	—	4,000
Net (payments of) proceeds from of long-term debt	2	(155)	(541)	—	(694)
Debt issuance costs	—	(757)	—	—	(757)
Net transfers with subsidiaries	29,117	(11,906)	844	(18,055)	—
Other	(4)	114	(481)	—	(371)

Net cash from (used by) financing activities	33,115	(12,704)	(178)	(18,055)	2,178

Effects of exchange rate changes on cash	—	—	595	—	595
Net increase (decrease) in cash and cash equivalents	(2,102)	(134)	19,692	—	17,456
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$316	$49	$23,966	$—	$24,331

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

Finally, our deferred tax asset and liability positions for both U.S. federal and various state jurisdictions will be taken into consideration in accounting for the proposed acquisition of Commonwealth (see NOTE B – “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER”) and the amount of deferred tax positions recorded in conjunction with the purchase price allocation could be impacted.

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

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure activities. Our capital expenditures principally relate to property, plant and equipment. During the six months ended June 30, 2004, cash used by investing activities was $14,422,000. During the same time period in 2003, cash provided by investing activities was $8,432,000, due to the increase in cash resulting from the consolidation of VAW-IMCO.

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

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash from our financing activities was $16,336,000 for the six months ended June 30, 2004, compared to $2,178,000 of cash provided by financing activities for the same time period in 2003.

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

CREDIT FACILITIES. Our long-term debt is summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Senior Credit Facility, expiring in October 2007	$43,286	$32,991
10 3/8% Senior Secured Notes, due October 6, 2010 (net of discount)	208,802	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016 (net of discount)	5,706	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Other	52	46

Subtotal	266,546	256,193
Less current maturities	43,316	33,017

Total	$223,230	$223,176

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

The terms of our new senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. . We are subject to the terms of a lockbox arrangement with the administrative agent bank under the senior credit facility, whereby funds deposited from collections of receivables are applied by the lenders to reduce outstanding balances of the borrowings under the senior credit facility. At any time during specified periods (including currently) our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

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

On July 16, 2004, IMCO and its co-borrower subsidiaries entered into a Second Amendment to Revolving Credit and Security Agreement. This amendment modified a section of the senior credit facility that had provided that any change in the condition or affairs of IMCO or its co-borrowers which, in the lenders’ agent’s reasonable opinion, has a “material adverse effect” (as defined in the senior credit facility), would be deemed an event of default under the senior credit facility. The Second Amendment to Revolving Credit and Security Agreement revised this provision so that it now provides that such an event of default would not be applicable and that the agent and the lenders would have no rights under the provision, so long as IMCO was in compliance with certain undrawn availability tests under the senior credit facility. If the level of undrawn availability falls below $3,000,000 for three consecutive business days or below an average of $10,000,000 per day for any calendar month, then the lenders’ rights under this provision would be reinstated.

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

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of June 30, 2004:

	Cash payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (does not include interest)	$266,546	$43,316	$22	$—	$223,208
Operating lease obligations	8,924	3,204	4,486	1,234	—
Purchase obligations	350,461	200,130	147,449	2,882	—
Other long-term liabilities reflected on our balance sheet	20,998	—	786	—	20,212

Total	$646,929	$246,650	$152,743	$4,116	$243,420

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