Form 10-Q
period 2004-09-30
IMCO RECYCLING INC
filed 2004-11-09
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 29, 2004.

Common Stock, $0.10 par value, 15,620,996

INTRODUCTORY NOTE

On July 21, 2004, IMCO Recycling Inc. (IMCO) filed a Registration Statement on Form S-4 (No. 333-117548) with the Securities and Exchange Commission (SEC) containing a preliminary joint proxy statement/prospectus regarding a proposed merger between IMCO and Commonwealth Industries, Inc. (Commonwealth). Information concerning IMCO and the proposed merger with Commonwealth is contained in the Registration Statement and the joint proxy statement/prospectus, which, along with other filings containing information about IMCO, can be found at the SEC’s Internet site (http://www.sec.gov). See NOTE B - “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER” of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

The Registration Statement was declared effective on November 5, 2004.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)	Restated
ASSETS
Current Assets
Cash and cash equivalents	$9,390	$14,760
Accounts receivable (net of allowance of $1,346 and $1,228 at September 30, 2004 and December 31, 2003, respectively)	124,425	111,562
Inventories	81,074	78,270
Deferred income taxes	1,706	11,444
Other current assets	11,579	12,382

Total Current Assets	228,174	228,418
Property and equipment, net	217,354	219,668
Goodwill	63,940	63,617
Restricted cash	14,117	24,846
Investments in joint ventures	741	976
Other assets, net	15,601	13,209

	$539,927	$550,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$97,356	$96,207
Accrued liabilities	43,707	30,955
Current maturities of long-term debt	10,629	33,017

Total Current Liabilities	151,692	160,179
Long-term debt	223,260	223,176
Deferred income taxes	8,210	20,390
Other long-term liabilities	26,611	25,244

STOCKHOLDERS’ EQUITY
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 40,000,000 shares authorized; 17,160,441 issued at September 30, 2004; 17,155,211 issued at December 31, 2003	1,716	1,716
Additional paid-in capital	103,586	103,264
Deferred stock compensation	(1,279)	(4,153)
Retained earnings	48,091	45,406
Accumulated other comprehensive loss	(4,307)	(4,825)
Treasury stock, at cost; 1,645,945 shares at September 30, 2004; 1,843,403 shares at December 31, 2003	(17,653)	(19,663)

Total Stockholders’ Equity	130,154	121,745

	$539,927	$550,734

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Revenues	$283,044	$219,552	$853,991	$654,087
Cost of sales	265,139	206,314	790,523	611,103

Gross profit	17,905	13,238	63,468	42,984

Selling, general and administrative expense	11,119	10,182	37,767	27,639
Interest expense	6,643	3,466	19,948	9,519
Fees on receivables sale	—	240	—	821
Other (income) expense, net	152	405	336	427
Equity in net loss (earnings) of affiliates	90	64	135	(847)

Earnings (loss) before income taxes and minority interest	(99)	(1,119)	5,282	5,425
Provision for (benefit from) income taxes	180	(534)	2,475	1,959

Earnings (loss) before minority interests	(279)	(585)	2,807	3,466
Minority interests, net of provision for income taxes	35	108	122	373

Net earnings (loss)	$(314)	$(693)	$2,685	$3,093

Net earnings (loss) per common share:
Basic	$(0.02)	$(0.05)	$0.18	$0.21
Diluted	(0.02)	(0.05)	0.18	0.21

Weighted average shares outstanding:
Basic	15,186	14,463	14,835	14,474
Diluted	15,186	14,463	15,277	14,534

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2004	2003
		Restated
OPERATING ACTIVITIES
Net earnings	$2,685	$3,093
Depreciation and amortization	21,113	20,000
Provision for (benefit from) deferred income taxes	(3,756)	2,388
Equity in loss (earnings) of affiliates	135	(847)
Non-cash retirement charge	1,576	—
Other non-cash charges	3,937	6,341
Changes in operating assets and liabilities:
Accounts receivable	(13,558)	11,889
Net change in accounts receivable sales facility	—	(15,000)
Inventories	(3,033)	(2,761)
Other current assets	1,722	4,094
Accounts payable and accrued liabilities	19,158	(28,853)

Net cash from operating activities	29,979	344

INVESTING ACTIVITIES
Payments for property and equipment	(22,302)	(13,577)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	15,670
Acquisition costs	(3,458)	—
Other	(100)	828

Net cash from (used by) investing activities	(25,860)	2,921

FINANCING ACTIVITIES
Net (payments of) proceeds from long-term revolving credit facility	(22,391)	24,300
Net payments of long-term debt	—	(1,789)
Change in restricted cash	10,729	—
Debt issuance costs	(765)	(1,386)
Other	2,801	(414)

Net cash from (used by) financing activities	(9,626)	20,711

Effect of exchange rate differences on cash and cash equivalents	137	540

Net increase (decrease) in cash and cash equivalents	(5,370)	24,516
Cash and cash equivalents at January 1	14,760	6,875

Cash and cash equivalents at September 30	$9,390	$31,391

SUPPLEMENTARY INFORMATION
Cash payments for interest	$13,259	$6,468
Cash payments for income taxes, net of refunds	$5,839	$(378)

See Notes to Consolidated Financial Statements.

IMCO RECYCLING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

(dollars in tables are in thousands, except per share data)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements include the accounts of IMCO Recycling Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “IMCO”, the “company”, “we,” “us,” “our” or similar terms). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2003. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

Restatement of prior period financial statements

We restated our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 to record legal expenses of $566,000 in selling, general and administrative expense in the third quarter of 2003 related to the Bland litigation previously recorded in Accounts receivable, see “NOTE F—COMMITMENTS AND CONTINGENCIES, and increased our benefit from income taxes in that quarter by $215,000. These revisions decreased net earnings for the three and nine month periods ended September 30, 2003 by $351,000 or $0.02 per share.

We restated our Consolidated Balance Sheet as of December 31, 2003 to reclassify $32,991,000 outstanding under our senior credit facility as a current liability. This restatement had no impact on our results of operations or cash flows for the year ended December 31, 2003. See “NOTE G—LONG-TERM DEBT” of the audited financial statements.

NOTE B – IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES INC. PROPOSED MERGER

On June 16, 2004, we announced the execution of a definitive merger agreement for a business combination of IMCO with Commonwealth Industries, Inc. (“Commonwealth”). Under the merger, we will acquire each outstanding share of Commonwealth common stock in exchange for 0.815 shares of IMCO common stock. The merger is expected to give IMCO and Commonwealth approximately equal representation on the combined company’s board of directors, and IMCO’s stockholders are expected to own approximately 54% of the combined company immediately following the merger. The transaction is expected to close in December 2004, and its completion is subject to successful completion of the refinancing of certain indebtedness of the two companies, and stockholder approval by both companies, as well as other customary closing conditions. Certain financing has been completed. See NOTE D – LONG-TERM DEBT. We have capitalized $3,458,000 in acquisition costs related to this transaction as of September 30, 2004.

Commonwealth is a manufacturer of aluminum sheet for distributors, transportation, construction and consumer durables end-use markets. Commonwealth has direct-chill casting facilities in Lewisport, Kentucky and continuous casting mini-mills in Urichsville, Ohio and Carson, California. The combination is anticipated to create a new vertically integrated company that can be a strong competitor in the global aluminum recycling and production industries, having benefits from procurement savings and cost synergies, an enhanced competitive position, increased scope and scale, greater technological capabilities, and improved access to capital. As of December 31, 2003, Commonwealth had total assets and total property and equipment of $380.1 million and $127.6 million, respectively. For the year ended December 31, 2003 Commonwealth had revenues of $817.7 million and income from continuing operations of $142,000.

NOTE C – INVENTORIES

The components of inventories are:

	September 30, 2004	December 31, 2003
Finished goods	$37,836	$36,329
Raw materials	36,096	33,428
Work in process	3,962	4,613
Supplies	3,180	3,900

	$81,074	$78,270

NOTE D – LONG-TERM DEBT

Our long-term debt is summarized as follows:

	September 30, 2004	December 31, 2003
		Restated
Senior Credit Facility, expiring in October 2007	$10,600	$32,991
10 3/8% Senior Secured Notes, due October 6, 2010 (net of discount)	208,837	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities
Revenue Bonds - 1996 Series, Due May 1, 2016 (net of discount)	5,707	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities
Revenue Bonds - 1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities
Revenue Bonds - 1998 Series, Due May 1, 2023	4,100	4,100
Other	45	46

Subtotal	233,889	256,193
Less current maturities	10,629	33,017

Total	$223,260	$223,176

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

The senior secured notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future domestic restricted subsidiaries. The senior secured notes are not guaranteed by any of our current foreign subsidiaries. See NOTE M – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS. The senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

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

The indenture governing the senior secured notes, among other things, contains covenants limiting our ability and the ability of our restricted subsidiaries to incur additional debt; grant liens; make restricted payments, including paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in sale-leaseback transactions; create liens on our or our subsidiaries’ assets; restrict distributions from our subsidiaries; engage in transactions with affiliates; and merge or sell substantially all of our or our subsidiaries’ assets. The proposed merger of IMCO and Commonwealth has been structured so as to not violate any covenants under the indenture.

Senior Credit Facility

As of September 30, 2004, we had $10,600,000 of indebtedness outstanding under our senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of September 30, 2004, we estimated that our borrowing base would have supported additional borrowings of $65,460,000 after giving effect to outstanding borrowings of $10,600,000 and outstanding letters of credit of $6,075,000. As of September 30, 2004, our total borrowing base was estimated to be approximately $82,135,000.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. The indebtedness under the senior secured credit facility is secured by IMCO’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. We are subject to the terms of a lockbox arrangement with the administrative agent bank under the senior credit facility, whereby funds deposited from collections of receivables are applied by the lenders to reduce outstanding balances of the borrowings under the senior credit facility. If at any time during specified periods, our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	a minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	a minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

For the quarter ended September 30, 2004, our average undrawn availability exceeded $50,000,000. Under our senior credit facility, we are restricted in our ability to pay cash dividends to our stockholders. As of September 30, 2004, we were in compliance with all applicable financial covenants under this facility.

The terms of our senior credit facility also include covenants prohibiting certain mergers and acquisitions (including the completion of the proposed merger of IMCO and Commonwealth) without the consent of the lenders under the facility. However, the indebtedness under the senior credit facility is expected to be refinanced and replaced by an amended and restated facility at or before the completion of the proposed merger with Commonwealth, which is conditioned upon, among other things, the refinancing of certain outstanding indebtedness of the two companies. See NOTE B – “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER.”

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

On July 16, 2004, IMCO and its co-borrower subsidiaries entered into a Second Amendment to Revolving Credit and Security Agreement. This amendment modified a section of the senior credit facility that had provided that any change in the condition or affairs of IMCO or its co-borrowers which, in the lenders’ agent’s reasonable opinion, has a “material adverse effect” (as defined in the senior credit facility), would be deemed an event of default under the senior credit facility. The Second Amendment to Revolving Credit and Security Agreement revised this provision so that it now provides that such an event of default will not be applicable and that the agent and the lenders will have no rights under the provision, so long as IMCO was in compliance with certain undrawn availability tests under the senior credit facility. If the level of undrawn availability falls below $3,000,000 for three consecutive business days or below an average of $10,000,000 per day for any calendar month, then the lenders’ rights under this provision would be reinstated.

VAW-IMCO

Our German subsidiary, VAW-IMCO, has two lines of credit available for its working capital needs. The total amount of credit available under these facilities is 15,000,000 Euros ($18,654,000 U.S. Dollars). During the second quarter of 2004, the terms of these credit facilities were renewed and extended, and these facilities now are scheduled to expire in April and May of 2006. As of September 30, 2004, no amounts were outstanding under these lines of credit.

In February 2004, VAW-IMCO paid IMCO approximately 20,000,000 Euros (U.S. $24,846,000, including interest), repaying in full VAW-IMCO’s indebtedness owed to IMCO under an intercompany note that IMCO had pledged in October 2003 as part of the collateral security for the senior secured notes. The prepayment of this intercompany note, which was denominated in U.S. Dollars, resulted in a recognized gain of $278,000 for the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the senior secured notes, which permits us for a one-year period to use these funds for acquisitions and construction of assets and properties to be used in our domestic business, which will be added to and form a part of the collateral security for the senior secured notes. For the nine months ended September 30, 2004, we have withdrawn $10,729,000 for capital expenditures relating to manufacturing equipment, pollution control equipment and buildings. These assets now form part of the collateral security for the senior secured notes.

Placement of $125 million in senior notes

The merger agreement between IMCO and Commonwealth requires that certain indebtedness of these companies be refinanced prior to the merger. The requirement has been partially satisfied with the placement of $125 million of unsecured senior notes.

On November 4, 2004, a wholly-owned subsidiary of IMCO Recycling Inc. issued $125 million in aggregate principal amount of 9% Senior Notes due 2014. The gross proceeds from this issue were deposited in an escrow account pending the completion of IMCO’s proposed merger with Commonwealth.

Upon release of the funds from the escrow account, they will be applied, along with borrowings under the proposed amended and restated senior secured revolving credit facility, to refinance certain indebtedness of IMCO and Commonwealth. After the merger is completed, the senior notes will be assumed by IMCO and guaranteed by IMCO’s wholly-owned U.S. subsidiaries, Commonwealth, and Commonwealth’s subsidiaries, and the proceeds will be released from escrow.

If the merger is terminated or is not completed by January 31, 2005, the subsidiary, IMCO Recycling Escrow Inc., will be required to redeem the senior notes at a redemption price of 101% of their issue price plus accrued interest to the date of redemption.

The senior notes were issued at an issue price of 100%, bear interest at the rate of 9.0% per annum and mature on November 15, 2014. Interest will be payable on May 15 and November 15 of each year, with the first interest payment being payable on May 15, 2005. Some or all of the senior notes may be redeemed at any time after November 15, 2009. In addition, up to 35 percent of the senior notes may be redeemed using the proceeds of certain equity offerings completed before November 15, 2007.

The senior notes were issued and sold under an indenture between IMCO Recycling Escrow Inc. and LaSalle Bank National Association, as Trustee. The indenture contains covenants that will restrict IMCO and its restricted subsidiaries’ ability to (1) incur additional debt, (2) pay dividends, (3) grant liens, (4) engage in transactions with affiliates, (5) make investments, (6) transfer or sell assets, (7) restrict distributions from its restricted subsidiaries, (8) issue or sell stock of its subsidiaries and (9) consolidate, merge or transfer all or substantially all of its or its restricted subsidiaries’ assets. The indenture contains customary default provisions for an issue of senior notes of this nature, including defaults in payment of principal, premium or interest, covenant defaults, cross-defaults to other indebtedness, failures to satisfy or discharge certain outstanding judgments and certain acts of insolvency.

Additionally, we entered into a registration rights agreement with the initial purchasers of the senior notes, pursuant to which, upon completion of the merger with Commonwealth, IMCO and the guarantors of the senior notes will use their reasonable best efforts to (i) file with the SEC, within 60 days after the merger is completed, a registration statement to enable holders of senior notes to exchange their unregistered notes for publicly registered senior notes having substantially identical terms, (ii) cause the registration statement to become effective under the Securities Act of 1933 within 150 days after the merger is completed and (iii) effect the exchange offer on or before the 195th day following completion of the merger. If we are not permitted to effect an exchange offer under certain circumstances, then we may be required to file a shelf registration with the SEC for the resale of the senior notes. Failure to timely fulfill these obligations will result in our being required to pay, as liquidated damages, additional interest on the senior notes.

Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds

On October 6, 2004, a new series of $5,000,000 of Morgantown, Kentucky Solid Waste Disposal Facilities Variable Rate Revenue Bonds (Series 2004) was issued. These bonds mature on October 1, 2027, and bear interest at variable rates (based on prevailing market rates on short-term investments), reset on a weekly basis. The bonds were issued in conjunction with an expansion of our landfill in Morgantown, Kentucky. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to us as we incur costs to expand the landfill. As of October 31, 2004, we had drawn against and received approximately $1,734,000 in cash proceeds from the escrow fund.

NOTE E – NET EARNINGS (LOSS) PER SHARE

The following table set forth the reconciliation between weighted average shares used for calculating basic and diluted earnings (loss) per share (EPS):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
	(dollars in thousands, except per-share amounts)
Numerators for basic and diluted earnings (loss) per share	$(314)	$(693)	$2,685	$3,093
Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	15,186,072	14,462,889	14,834,999	14,473,973
Dilutive potential common shares-stock options	—	—	442,316	60,221

Denominator for diluted earnings (loss) per share	15,186,072	14,462,889	15,277,315	14,534,194

Net earnings (loss) per share:
Basic	$(0.02)	$(0.05)	$0.18	$0.21
Diluted	$(0.02)	$(0.05)	$0.18	$0.21

As of September 30, 2004, we had a total of 330,000 shares of restricted stock outstanding. All outstanding shares of restricted stock were unvested and therefore were excluded from our basic earnings per share calculation. We also had stock options outstanding to purchase up to 890,104 shares that were anti-dilutive.

NOTE F – COMMITMENTS AND CONTINGENCIES

General

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described herein.

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

Other legal proceedings

In 1998, an employee filed a personal injury claim against IMCO in Missouri state court (the Bland case). In August 2002 the trial court entered a final judgment against IMCO for $4.0 million. In connection with this matter, IMCO also became involved in litigation (i) in Missouri state court with the surety for the appeal bond that was levied to secure the judgment in the Bland case and (ii) in federal district court in Missouri with IMCO’s umbrella coverage insurer to resolve a dispute as to coverage in the Bland case. In March 2004, the federal district court entered a judgment in IMCO’s favor, and in the third quarter of 2004, IMCO recovered and recorded $625,000 of its attorneys’ fees and costs previously expensed in the matter. In October 2004, IMCO entered into a final settlement agreement, resolving all litigation relating to the Bland case and resulting in no liability for IMCO.

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

	Total	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation, Unrealized Gain (Loss)
Balance at December 31, 2003	$(4,825)	$1,939	$(6,764)
Current period net change	(79)	—	(79)
Change in fair value of derivative financial instruments	3,988	3,988	—
Reclassification of (gains) on derivative financial instruments into earnings	(3,028)	(3,028)	—
Income tax effect	(363)	(363)	—

Balance at September 30, 2004	$(4,307)	$2,536	$(6,843)

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

Factors Management Used to Identify Our Reportable Segments:

The Aluminum Recycling and Specialty Alloy product lines have been aggregated for reporting purposes into one business segment —“Domestic Aluminum”—and represents all of our aluminum melting, processing, alloying, trading and salt cake recycling activities within the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition) and are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical, and both businesses report to the same member of executive management. Our international aluminum segment represents all of our aluminum melting, processing, alloying and trading activities outside the United States. Our zinc segment represents all of our zinc melting, processing and trading activities.

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

The following table shows our segment assets for the indicated periods:

	September 30, 2004	December 31, 2003
		Restated
Assets:
Domestic Aluminum	$238,493	$232,209
International Aluminum	173,835	175,345
Zinc	104,754	109,815
Other unallocated assets	22,845	33,365

Total assets	$539,927	$550,734

The following table shows our revenues and income for the three and nine month periods ended September 30, 2004 and September 30, 2003, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Revenues:
Domestic Aluminum	$138,072	$110,402	$419,682	$359,376
International Aluminum	93,472	69,895	276,739	183,717
Zinc	51,500	39,255	157,570	110,994

Total revenues	$283,044	$219,552	$853,991	$654,087

Income:
Domestic Aluminum	$4,138	$4,012	$20,025	$15,188
International Aluminum	5,423	2,392	17,366	11,617
Zinc	2,384	1,550	9,161	4,060

Total segment income	$11,945	$7,954	$46,552	$30,865

Unallocated amounts:
General and administrative expenses	$(5,457)	$(4,790)	$(21,350)	$(14,501)
Interest expense	(6,643)	(3,466)	(19,948)	(9,519)
Fees on receivables sale	—	(240)	—	(821)
Interest and other income	56	(577)	28	(599)

Earnings (loss) before provision for income taxes and minority interests	$(99)	$(1,119)	$5,282	$5,425

NOTE I – VAW-IMCO

VAW-IMCO owns and operates two aluminum recycling foundry alloy facilities in Grevenbroich and Töging, Germany, that together have an annual melting capacity in excess of 700 million pounds. VAW-IMCO supplies specialty alloys to the European automobile industry and serves other European aluminum industries.

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

The following table represents our condensed unaudited pro forma statement of operations for the nine months ended September 30, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been made at the beginning of the periods presented or the future results of the combined operations. The condensed unaudited pro forma statement of operations assumes that the consolidation of VAW-IMCO occurred on January 1, 2003.

Nine months ended September 30, 2003
Restated
Revenues	$705,532
Gross profit	48,929
Net earnings	3,737
Net earnings per commons share:
Basic	$0.26
Diluted	$0.26
Weighted average shares outstanding:
Basic	14,474
Diluted	14,534

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Net earnings (loss), as reported	$(314)	$(693)	$2,685	$3,093
Add: stock-based compensation expense included in reported net income, net of tax	82	190	1,366	378
Less: compensation cost determined under the fair value method, net of tax	(239)	(360)	(1,854)	(891)

Pro forma net earnings (loss)	$(471)	$(863)	$2,197	$2,580

Basic earnings (loss) per share:
As reported	$(0.02)	$(0.05)	$0.18	$0.21
Pro forma	(0.03)	(0.06)	0.15	0.18
Diluted earnings (loss) per share:
As reported	$(0.02)	$(0.05)	$0.18	$0.21
Pro forma	(0.03)	(0.06)	0.14	0.18

NOTE K – STOCKHOLDERS’ EQUITY

In February and May 2004, we awarded a total of 147,000 restricted stock units to certain of our officers and key employees. The restricted stock units cannot be transferred or pledged and are subject to forfeiture if the holder’s employment with us terminates for any reason other than death, disability or retirement. The restricted stock units fully vest upon the earlier of the fifth anniversary of the date of grant, a “change of control” of the company or upon the holder’s death, disability or retirement. The vested restricted stock units are exchangeable into shares of IMCO common stock. While the completion of the Commonwealth merger will not by itself constitute a change of control under the terms of our Amended and Restated 2000 Restricted Stock Plan under which the restricted stock units were granted, the expected retirement of certain IMCO executive officers at or about the time of the completion of the merger will constitute a vesting event for their restricted stock units.

Don V. Ingram resigned as chairman of the board, president and chief executive officer of the company in April 2004. In 2000 and 2002, our board of directors had approved grants of contractual restricted stock awards to Mr. Ingram for a total of 600,000 shares. As a consequence of Mr. Ingram’s resignation, as of May 7, 2004, 450,000 shares of common stock were fully vested in accordance with the terms of his restricted stock award agreement resulting in a charge of $1,576,000. The remaining 150,000 shares of his restricted stock were cancelled and returned to treasury stock. In addition, Mr. Ingram received a cash severance payment of $1,500,000. The total charge of $3,665,000 relating to the cash payment, vesting of the 450,000 shares of restricted common stock and certain legal expenses was recognized in the second quarter of 2004 in selling, general and administrative expense.

NOTE L – INCOME TAXES

Our effective tax rate was 47% for the nine months ended September 30, 2004. This compares to an effective tax rate of 36% for the comparable period in 2003. The effective tax rate for the nine-month period ended September 30, 2004 was impacted because we have not recognized deferred state income tax benefits for 2004 as a result of continuing operating losses for our U.S. operations. Our provision for income tax in 2003 excluded the equity income from VAW-IMCO, which was recorded on an after tax basis.

Higher interest expense and payments for departing executives generated net operating losses in the U.S. for federal income tax purposes for the nine month period ended September 30, 2004. Deferred tax benefits related to these net operating losses have been recorded for U.S. federal income tax purposes. While our overall effective tax rate for 2004 contemplates the utilization of such operating loss carryforwards, if further profit improvements in our domestic operations do not occur, the recording of additional U.S. federal income tax benefits for 2004 will need to be re-evaluated.

We have recorded net deferred tax assets in various state jurisdictions totaling $7,993,000, which includes amounts recorded related to the benefit for loss carryforwards and tax credits, and which expire in varying amounts between 2005 and 2024. A valuation allowance of $3,859,000 has been provided related to such net deferred tax assets. As indicated above, no net state deferred tax benefits have been recorded for the nine month period ended September 30, 2004. Realization of such net deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset (net of valuation allowance) will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Finally, our deferred tax asset and liability positions for both U.S. federal and various state jurisdictions will be taken into consideration in accounting for the proposed acquisition of Commonwealth (see NOTE B – “IMCO RECYCLING INC. AND COMMONWEALTH INDUSTRIES, INC. PROPOSED MERGER”), and the amount of deferred tax positions recorded in conjunction with the purchase price allocation could be impacted.

The provision for income taxes was as follows:

	For the nine months ended September 30,
	2004	2003
		Restated
Current:
Federal	$69	$(3,326)
State	292	(55)
Foreign	5,870	2,952

	6,231	(429)
Deferred:
Federal	(3,909)	2,392
State	—	145
Foreign	153	(149)

	(3,756)	2,388

Provision for income taxes	$2,475	$1,959

The income tax expense (benefit), computed by applying the federal statutory rate to earnings (loss) before income taxes, differed from the provision for income taxes as follows:

	For the nine months ended September 30,
	2004	2003
		Restated
Income taxes at the federal statutory rate	$1,853	$2,097
Foreign tax rate difference	73	271
State income taxes, net	(1,338)	132
Foreign income not currently taxable	51	(298)
Increase in valuation allowance	1,492	39
Other, net	344	(282)

Provisions for income taxes	$2,475	$1,959

NOTE M – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries are guarantors of the indebtedness of IMCO under its senior secured notes. See NOTE D - LONG-TERM DEBT. For purposes of complying with the reporting requirements of these guarantor subsidiaries, presented below are condensed consolidating financial statements of IMCO Recycling Inc., the Guarantor Subsidiaries, and those subsidiaries of IMCO Recycling Inc. that are not guaranteeing the indebtedness under the senior secured notes (Non-Guarantor Subsidiaries).

The condensed consolidating balance sheets are presented as of September 30, 2004, the condensed consolidating statements of operations are presented for the three and nine months ended September 30, 2004 and 2003 and the condensed consolidating statements of cash flows are presented for the nine months ended September 30, 2004 and 2003.

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$322	$45	$9,023	$—	$9,390
Accounts receivable, net	8,053	67,146	49,309	(83)	124,425
Inventories	3,809	43,593	33,672	—	81,074
Deferred income taxes	—	289	1,417	—	1,706
Other current assets	4,551	4,410	2,618	—	11,579

Total Current Assets	16,735	115,483	96,039	(83)	228,174
Property and equipment, net	37,019	104,030	78,162	(1,857)	217,354
Goodwill	4,160	49,131	10,649	—	63,940
Restricted cash	14,117	—	—	—	14,117
Investments in joint ventures	—	741	—	—	741
Other assets, net	10,185	4,664	752	—	15,601
Deferred income taxes	7,373	—	—	(7,373)	—
Investments in subsidiaries/ intercompany receivable (payable), net	310,739	(94,381)	(4,483)	(211,875)	—

	$400,328	$179,668	$181,119	$(221,188)	$539,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,511	$47,688	$33,240	$(83)	$97,356
Accrued liabilities	14,222	9,050	20,435	—	43,707
Current maturities of long-term debt	10,600	25	4	—	10,629

Total Current Liabilities	41,333	56,763	53,679	(83)	151,692
Long-term debt	223,243	12	5	—	223,260
Deferred income taxes	—	7,035	8,548	(7,373)	8,210
Other long-term liabilities	5,598	3,823	17,189	1	26,611
Total Stockholders’ Equity	130,154	112,035	101,698	(213,733)	130,154

	$400,328	$179,668	$181,119	$(221,188)	$539,927

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$24,092	$171,564	$98,263	$(10,875)	$283,044
Cost of sales	20,968	165,852	89,194	(10,875)	265,139

Gross profit	3,124	5,712	9,069	—	17,905

Selling, general and administrative expense	496	7,270	3,353	—	11,119
Interest expense	6,625	4,733	45	(4,760)	6,643
Other (income) expense, net	(1,708)	(2,959)	195	4,624	152
Equity in net loss (earnings) of affiliates	(2,190)	90	—	2,190	90

Earnings (loss) before provision for income taxes and minority interest	(99)	(3,422)	5,476	(2,054)	(99)
Provision (benefit) for income taxes	215	(1,540)	1,505	—	180

Earnings (loss) before minority interests	(314)	(1,882)	3,971	(2,054)	(279)
Minority interests, net of provision for income taxes	—	—	35	—	35

Net earnings (loss)	$(314)	$(1,882)	$3,936	$(2,054)	$(314)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Restated

	Three Months Ended September 30, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$20,935	$131,776	$73,394	$(6,553)	$219,552
Cost of sales	19,257	125,797	67,813	(6,553)	206,314

Gross profit	1,678	5,979	5,581	—	13,238

Selling, general and administrative expense	434	6,960	2,788	—	10,182
Interest expense	2,267	3,306	971	(3,078)	3,466
Fees on receivables sale	—	240	—	—	240
Other (income) expense, net	322	(3,217)	393	2,907	405
Equity in net loss (earnings) of affiliates	(326)	64	—	326	64

Earnings (loss) before provision for income taxes and minority interest	(1,019)	(1,374)	1,429	(155)	(1,119)
Provision (benefit) for income taxes	(326)	(506)	298	—	(534)

Earnings (loss) before minority interests	(693)	(868)	1,131	(155)	(585)
Minority interests, net of provision for income taxes	—	—	108	—	108

Net earnings (loss)	$(693)	$(868)	$1,023	$(155)	$(693)

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$75,865	$521,275	$291,374	$(34,523)	$853,991
Cost of sales	67,689	494,239	263,118	(34,523)	790,523

Gross profit	8,176	27,036	28,256	—	63,468

Selling, general and administrative expense	1,417	26,471	9,879	—	37,767
Interest expense	19,806	14,289	383	(14,530)	19,948
Other (income) expense, net	(4,338)	(9,551)	(412)	14,637	336
Equity in net loss (earnings) of affiliates	(9,685)	135	—	9,685	135

Earnings (loss) before provision for income taxes and minority interest	976	(4,308)	18,406	(9,792)	5,282
Provision (benefit) for income taxes	(1,709)	(1,939)	6,123	—	2,475

Earnings (loss) before minority interests	2,685	(2,369)	12,283	(9,792)	2,807
Minority interests, net of provision for income taxes	—	—	122	—	122

Net earnings (loss)	$2,685	$(2,369)	$12,161	$(9,792)	$2,685

IMCO RECYCLING INC. AND SUBSIDIARIES

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Restated

	Nine Months Ended September 30, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$70,380	$408,715	$195,525	$(20,533)	$654,087
Cost of sales	64,100	391,001	176,535	(20,533)	611,103

Gross profit	6,280	17,714	18,990	—	42,984

Selling, general and administrative expense	1,356	20,074	6,209	—	27,639
Interest expense	6,193	9,671	2,807	(9,152)	9,519
Fees on receivables sale	—	821	—	—	821
Other (income) expense, net	1,300	(10,367)	513	8,981	427
Equity in net loss (earnings) of affiliates	(5,463)	(113)	(734)	5,463	(847)

Earnings (loss) before provision for income taxes and minority interest	2,894	(2,372)	10,195	(5,292)	5,425
Provision (benefit) for income taxes	(199)	(838)	2,996	—	1,959

Earnings (loss) before minority interests	3,093	(1,534)	7,199	(5,292)	3,466
Minority interests, net of provision for income taxes	—	—	373	—	373

Net earnings (loss)	$3,093	$(1,534)	$6,826	$(5,292)	$3,093

IMCO RECYCLING INC.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2004
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net Earnings	$2,685	$(2,369)	$12,161	$(9,792)	$2,685
Depreciation and amortization	3,968	11,501	5,644	—	21,113
Provision for (benefit from) deferred income tax	(4,094)	185	153	—	(3,756)
Equity in loss (earnings) of affiliates	(9,685)	135	—	9,685	135
Non-cash retirement charge	—	1,576	—	—	1,576
Other non-cash items	3,653	422	(138)	—	3,937
Changes in operating assets and liabilities:
Accounts receivable	1,762	(2,519)	(12,801)	—	(13,558)
Inventories	483	1,321	(4,837)	—	(3,033)
Other current assets	87	2,235	(600)	—	1,722
Accounts payable and accrued liabilities	4,740	4,188	10,230	—	19,158

NET CASH FROM (USED BY) OPERATING ACTIVITIES	3,599	16,675	9,812	(107)	29,979

INVESTING ACTIVITIES:
Payments for property and equipment	(4,105)	(8,304)	(9,893)	—	(22,302)
Acquisition costs	—	(3,458)	—	—	(3,458)
Other	(637)	349	188	—	(100)

NET CASH USED BY INVESTING ACTIVITIES	(4,742)	(11,413)	(9,705)	—	(25,860)

FINANCING ACTIVITIES:
Net payments of long-term revolving credit facility	(22,391)	—	—	—	(22,391)
Change in restricted cash	(14,118)	—	24,847	—	10,729
Payoff of VAW-IMCO promissory note	24,847	—	(24,847)	—	—
Debt issuance costs	(765)	—	—	—	(765)
Net transfer with subsidiaries	10,233	(5,946)	(4,394)	107	—
Other	3,156	595	(950)	—	2,801

NET CASH FROM (USED BY) FINANCING ACTIVITIES	962	(5,351)	(5,344)	107	(9,626)

Effects of exchange rate changes on cash	—	—	137	—	137
Net decrease in cash and cash equivalents	(181)	(89)	(5,100)	—	(5,370)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$322	$45	$9,023	$—	$9,390

IMCO RECYCLING INC.

GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Restated

	Nine Months Ended September 30, 2003
	IMCO Recycling Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net earnings	$3,093	$(1,534)	$6,826	$(5,292)	$3,093
Depreciation and amortization	4,307	11,741	3,952	—	20,000
Provision for (benefit from) deferred income tax	1,887	(95)	596	—	2,388
Equity in loss (earnings) of affiliates	(5,463)	(113)	(734)	5,463	(847)
Other non-cash items	2,628	2,471	1,242	—	6,341
Changes in operating assets and liabilities:
Accounts receivable	7,282	(2,818)	7,425	—	11,889
Accounts receivable sold	(15,000)	—	—	—	(15,000)
Inventories	(80)	(7,841)	5,160	—	(2,761)
Other current assets	280	3,234	580	—	4,094
Accounts payable and accrued liabilities	(36,118)	(3,125)	(7,428)	17,818	(28,853)

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(37,184)	1,920	17,619	17,989	344

INVESTING ACTIVITIES:
Payments for property and equipment	(953)	(5,938)	(6,686)	—	(13,577)
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	—	1	15,669	—	15,670
Other	(3,472)	1,006	3,294	—	828

NET CASH FROM (USED BY) INVESTING ACTIVITIES	(4,425)	(4,931)	12,277	—	2,921

FINANCING ACTIVITIES:
Net proceeds from long-term revolving credit facility	24,300	—	—	—	24,300
Net payments of long-term debt	—	(155)	(1,634)	—	(1,789)
Debt issuance costs	(1,386)	—	—	—	(1,386)
Net transfer with subsidiaries	16,440	1.550	(1)	(17,989)	—
Other	216	1,470	(2,100)	—	(414)

NET CASH FROM (USED BY) FINANCING ACTIVITIES	39,570	2,865	(3,735)	(17,989)	20,711

Effects of exchange rate changes on cash	—	—	540	—	540
Net increase (decrease) in cash and cash equivalents	(2,039)	(146)	26,701	—	24,516
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379	$37	$30,975	$—	$31,391

NOTE N – EMPLOYEE BENEFITS

VAW-IMCO Pension Plan.

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some VAW-IMCO senior officers are entitled to receive enhanced pension benefits. The pension plan is classified as a book reserve plan; no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under SFAS No. 87, “Employers’ Accounting for Pensions,” a book reserve plan under German law is an unfunded plan and a liability item has to be recognized as an unfunded accrued pension cost. This liability is insured by a German pension insurance association under German law if VAW-IMCO is unable to fulfill its obligations. These obligations are included in “Other Long-Term Liabilities” on our consolidated balance sheet as of September 30, 2004.

Pension cost for the defined pension plan includes the following components of net periodic benefits cost:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$117	$108	$353	$319
Interest cost	219	162	658	481
Amortization cost	35	—	107	—

Total	$371	$270	$1,118	$800

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

Domestically, we enter into hedges for aluminum, zinc and natural gas with the expectation that these instruments will be highly effective at achieving offsetting changes in future cash flows. We have this expectation both at the inception of the hedged instrument, and on an ongoing basis. We expect this because the gains and losses of the hedge instruments are based on underlyings, such as the commodity prices of aluminum, zinc, or natural gas, that are closely correlated to the overall purchase price of materials and energy that are required in our operations. This close correlation is a key factor in the deferral of the gains and losses of our hedges until the respective maturity of the hedges, or until the hedges are closed.

Our deferred gains and losses accumulate on our balance sheet (in Other Comprehensive (Loss) Income) until the maturity of our respective hedging agreements. Actual amounts realized will inevitably differ from our estimates. In addition, our deferred hedging activities reduce, but do not eliminate, the effects of volatile aluminum, zinc and natural gas prices on our operations.

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

Natural Gas: In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into swap agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed.

At September 30, 2004 we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 2,570,000 Mmbtus of natural gas, which represents approximately 55% and 25% of our expected 2004 and 2005 natural gas needs, respectively. At September 30, 2004, the deferred fair value gain of these contracts was $3,647,000 ($2,261,000 net of tax). For the nine months ended September 30, 2004 and 2003, natural gas hedging activities decreased cost of goods sold by $2,091,000 and $3,641,000, respectively.

Our natural gas hedging activities as of September 30, 2004 are summarized as follows:

	MMBTUs	Fair value of hedge contracts
Forward purchases in 2004	640,000	$985,000
Forward purchases in 2005	1,460,000	2,353,000
Forward purchases in 2006	470,000	309,000

Net notional amounts	2,570,000	$3,647,000

Domestic Aluminum: We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2004 total production covered under these futures sale contracts as of September 30, 2004 was 2,985 metric tonnes (mt) with a fair value deferred loss of $305,000.

We also enter into forward purchase contracts for aluminum. As of September 30, 2004, we had contracts for 3,340 mt with a fair value gain of $105,000.

For the nine months ended September 30, 2004 and 2003, our domestic aluminum revenue was higher by $262,000 and $73,000, respectively, as a result of aluminum hedging activities.

Certain of our aluminum hedges did not meet all of the requirements for recognition as a deferred hedge under generally accepted accounting principles, resulting in a non-cash charge of approximately $200,000 to earnings.

Our domestic aluminum hedging activities as of September 30, 2004 are summarized as follows:

	Metric Tons	Fair value of hedge contracts
Forward sales in 2004	(2,985)	$(305,000)
Forward purchases in 2004	2,900	106,000
Forward purchases in 2005	440	(1,000)

Net notional amounts	355	$(200,000)

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. Our zinc hedging activities related to such contracts as of September 30, 2004 are summarized as follows:

	Metric Tons	Fair value of hedge contracts
Forward sales in 2004	(5,270)	$(545,000)
Forward sales in 2005	(3,091)	(278,000)
Forward sales in 2006	(40)	(3,000)
Forward purchases in 2004	5,609	700,000
Forward purchases in 2005	4,310	515,000
Forward purchases in 2006	180	20,000

Net notional amounts	1,698	$409,000

For the nine months ended September 30, 2004 and 2003, our zinc revenue was higher (lower) by $673,000 and ($340,000), respectively, due to settled zinc metal hedging contracts.

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

Unlike the derivative contracts utilized throughout the rest of our hedging activities, the unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, “Accounting for Derivatives and Hedging Activities.” VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the financial statements.

As of September 30, 2004, VAW-IMCO had forward purchase contracts for high-grade aluminum for 35,075 mt having a fair value loss of U.S. $57,863,000. Also, as of September 30, 2004, VAW-IMCO had forward sales contracts for 33,425 mt having a fair value gain of U.S. $61,367,000.

VAW-IMCO recognized in its cost of goods sold unrealized net gains of approximately U.S. $806,000 due to metal hedging activities for the nine months ended September 30, 2004 and an unrealized net loss of $657,000 for the three months ended September 30, 2004.

VAW-IMCO’s hedging positions as of September 30, 2004, are summarized below:

U.S. Dollar denominated hedges	Metric tonnes	Fair value of hedge contracts
Forward sales	(1,000)	$1,699,000
Forward purchases	1,000	(1,406,000)

Total	—	$293,000

Euro denominated hedges	Metric tonnes	Fair value of hedge contracts
Forward sales	(34,075)	$59,668,000
Forward purchases	32,425	(56,457,000)

Total	(1,650)	$3,211,000

None of our other international locations engage in commodity hedging, as their processing activities consist mainly of tolling.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere in this Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2003 (as amended by Amendment No. 1 on Form 10-K/A). Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to the sub-section of this ITEM 2 entitled “—RISK FACTORS.”

OVERVIEW

IMCO – Commonwealth Proposed Merger.

On June 16, 2004, IMCO and Commonwealth announced the execution of a merger agreement for a business combination of the two companies. The merger agreement provides for a stock-for-stock merger in which 0.815 shares of IMCO common stock will be exchanged on a tax-free basis for each share of Commonwealth common stock outstanding. Cash will be paid in lieu of any fractional shares. The merger will be accounted for using the purchase method of accounting for business combinations. The transaction is subject to the approval of the stockholders of IMCO and Commonwealth, the successful completion of refinancing of certain existing indebtedness of the two companies, and certain regulatory approvals. Subject to the successful completion of these events, the transaction is expected to close in December 2004. More information about IMCO and the proposed merger transaction is contained in the Joint Proxy Statement/Prospectus dated November 5, 2004, and our Registration Statement on Form S-4 (as amended) filed with the SEC.

Proposed Name Change

On October 21, 2004, IMCO and Commonwealth announced that, subject to and following the completion of their proposed merger, IMCO will change its name to “Aleris International, Inc.”

Expected Executive Retirements

On August 12, 2004, IMCO announced that Richard L. Kerr, president and chief executive officer, and Paul V. Dufour, executive vice president and chief financial officer, had each decided to retire upon the completion of our proposed merger with Commonwealth.

On October 1, 2004, Messrs. Kerr and Dufour entered into separation agreements with us providing for the terms of their retirement and termination of employment from us. The separation agreements each provide that they will be effective only upon the completion of our proposed merger with Commonwealth, and at that time they will supersede their current employment agreements now in effect with us.

In the event that the merger is not completed by January 31, 2005, each of the separation agreements will be terminated and the rights and obligations of Mr. Kerr and Mr. Dufour will be governed by the terms of their respective employment agreements currently in effect with us.

For more information on the terms of these separation agreements, please refer to our Current Report on Form 8-K filed with the SEC on October 1, 2004.

Operations.

For both the three and nine month periods ended September 30, 2004, total segment income increased over that recorded for the corresponding periods in 2003 due to improved economic conditions in the manufacturing sectors that we serve. However, the improvement was offset by a reduction in our revenues from a customer bankruptcy filing, higher interest expense and higher selling, general and administrative expense, which included severance costs and costs related to our proposed merger with Commonwealth.

As a result of a major customer’s, INTERMET Corporation, filing for bankruptcy on September 30, 2004, we did not recognize $3.2 million in revenue from shipments in the third quarter of 2004 of specification aluminum alloys to INTERMET, although the costs associated with those sales were recorded in the third quarter of 2004.

Among our domestic aluminum operations, our operating margins improved as greater economic activity resulted in higher volumes of metals processed and an increased availability of scrap metals for purchase. Our international aluminum operations continued to experience strong demand for their products and services, but operating margins in our European operations declined during 2004’s third quarter. Our zinc operations benefited from higher zinc prices that resulted from that industry’s better supply/demand balance.

Negatively impacting our results for the first nine months of 2004 were continuing high natural gas prices and other fuel costs. In addition, as noted above, selling, general and administrative costs increased over 2003’s levels as a result of severance costs for departing executives, the effect of the full nine months of consolidated operations of VAW-IMCO during 2004, costs related to compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, and certain merger-related costs.

Our interest expense also increased significantly over 2003 levels as a result of the October 2003 refinancing of substantially all of our indebtedness, higher levels of indebtedness outstanding during 2004 due to the termination of our former accounts receivable sales facility in October 2003, and the facilities’ higher interest rates. Outstanding obligations under our former receivables sale facility did not bear interest, although administrative fees were charged. The new issuance in November 2004 of 9% senior notes due 2014 will further increase our interest costs for the fourth quarter of 2004.

Primarily as a result of this reduction in revenues and these increased costs and expenses, we generated a net loss for the three months ended September 30, 2004.

Our total 2004 capital expenditures are expected to be approximately $35 million. A significant expansion of our Saginaw, Michigan facility is underway and expected to be completed by the end of this year. We are also expanding our landfill at Morgantown, Kentucky and have announced new projects and expansions in Germany for our VAW-IMCO operations.

For the three and nine month periods ended September 30, 2004, approximately 61% and 59%, respectively, of our processing volumes consisted of aluminum and zinc tolled for customers. Tolling revenues reflect only processing costs and our profit margin. Our processing activities also involve the processing, recovery and specialty alloying of aluminum and zinc metal and the production of other value-added zinc products for sale. The revenues from these sales transactions reflect the cost of the metal, as well as the processing cost and our profit margin. Accordingly, our tolling business produces lower revenues and costs of sales than our product sales business. Variations in the mix between these two types of transactions can cause revenue amounts to change significantly from period to period. As a result, we have traditionally considered processing volume to be a more important determinant of performance than revenues, particularly in the domestic aluminum segment.

The following table shows total pounds processed, the percentage of total pounds processed represented by tolled metals, total revenues and total gross profit (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
Pounds processed	863,047	741,530	2,532,970	2,172,958
Percentage of pounds tolled	61%	56%	59%	55%
Revenues	$283,044	$219,552	$853,991	$654,087
Gross profit	$17,905	$13,238	$63,468	$42,984

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

A summary of our significant accounting policies and estimates is included in ITEM 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003 (as amended by Form 10-K/A). There has been no significant change to our critical accounting policies and estimates during the nine months ended September 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003, AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

PRODUCTION. The following table shows the increases in total pounds processed and the percentage tolled for the domestic aluminum, international aluminum and zinc segments (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Pounds processed:
Domestic aluminum	530,399	462,109	15%	1,566,820	1,436,976	9%
International aluminum	265,608	214,271	24%	780,035	554,638	41%
Zinc	67,040	65,150	3%	186,115	181,344	3%

Total pounds processed	863,047	741,530	16%	2,532,970	2,172,958	17%

Percentage tolled:
Domestic aluminum	69%	65%		67%	62%
International aluminum	61%	52%		57%	53%
Zinc	1%	3%		1%	3%
Total percentage tolled	61%	56%		59%	55%

DOMESTIC ALUMINUM PRODUCTION: For the three and nine month periods ended September 30, 2004, overall production increased compared to the same period in the prior year. Within this segment, production increased in both our aluminum recycling division and specialty alloy division. Our domestic aluminum tolling percentage increased due to a general improvement in the U.S. industrial economy for both the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year.

Operations at our Rockwood, Tennessee facility remain provisionally suspended. We may restart operations at this facility if market conditions warrant doing so. Materials that normally would have been processed at Rockwood have been sent to our other locations for processing.

Within the aluminum recycling division, deoxidation (deox) processing increased for both the three and nine month periods ended September 30, 2004 compared to the same periods in 2003 due to increased demand from the steel industry.

Due to an increase in manufacturing and economic conditions resulting in an increased supply of scrap metal, we have been able to process more materials than last year at this time.

INTERNATIONAL ALUMINUM PRODUCTION: Production at our international aluminum facilities also increased. On a pro forma basis, assuming the consolidation of VAW-IMCO had occurred on January 1, 2003, production in this segment during the first nine months of 2004 increased by 17%. Production at VAW-IMCO improved due to the installation of new IMCO-designed furnaces in 2003. Also, production improved due to increased demand from German automotive producers. Production also improved at our Monterrey, Mexico facility due to higher volumes from the addition of new customers. Tolling volume for this facility continues to be up sharply compared to the same period in 2003.

ZINC PRODUCTION: Zinc production increased modestly during the three and nine months ended September 30, 2004 compared to the same periods in the prior year. Most of the production gains occurred as a result of an increase in demand due to the improving economy.

In October 2004, we closed our Hillsboro, Illinois zinc oxide facility. This was a leased facility and its equipment was fully depreciated. The capabilities of our Clarksville and Millington, Tennessee zinc oxide facilities have been expanded over the last two years along with technological improvements. Therefore, we do not believe our zinc oxide capacity will decline significantly because of this closing.

REVENUES. The following table shows the increases in total revenue for our three operating segments for the three and nine months ended September 30, 2004 compared to the same periods in the prior year, and the percentage change from the prior period (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Revenues:
Domestic aluminum	$138,072	$110,402	25%	$419,682	$359,376	17%
International aluminum	93,472	69,895	34%	276,739	183,717	51%
Zinc	51,500	39,255	31%	157,570	110,994	42%

Total revenues	$283,044	$219,552	29%	$853,991	$654,087	31%

Our total consolidated revenues increased 29% during the three months ended September 30, 2004 compared to the same period in the prior year. Our total consolidated revenues increased 31% during the nine months ended September 30, 2004 compared to the same period in the prior year. This percentage increase is higher than the percentage increase in our metal processed, due mostly to higher metal selling prices.

DOMESTIC ALUMINUM REVENUES: For the three month period ended September 30, 2004 compared to the same period in the prior year, our domestic aluminum revenues increased. This reflected stronger volumes processed at our aluminum recycling facilities and increases in our deox processing. The operating rates of our domestic aluminum recycling plants have increased due to the recovery in U.S. industrial activity, a stronger overall aluminum market and new business the company has obtained. The average London Metal Exchange (LME) price of primary aluminum during the first nine months of 2004 increased by approximately 21% compared to the average price during the same period in 2003.

Within this segment, for the three and nine months ended September 30, 2004, tolling revenues increased over last year’s amounts due to higher tolling volumes. Product sales revenues also increased for the same time periods; however, most of this increase has been due to an increase in prices. Product sales volume has modestly increased for both the three and nine month periods ended September 30, 2004, compared to the same time periods in 2003.

Revenues for the three and nine months ended September 30, 2004 were negatively impacted by INTERMET Corporation’s bankruptcy filing on September 30, 2004. During the three and nine months ended September 30, 2004 we did not recognize approximately $3.2 million in revenues from shipments of specification aluminum alloys to that customer.

INTERNATIONAL ALUMINUM REVENUES: International aluminum revenues have increased strongly since 2003, reflecting our foreign acquisitions and increased volumes. Most of this growth is due to our consolidation of VAW-IMCO (effective March 1, 2003) and, to a lesser degree, reflects our increased operations in Mexico. With the consolidation of VAW-IMCO, the majority of our revenues in this segment represent product sales as opposed to tolling fees. Revenues in 2004 are higher due to increased production and higher aluminum prices.

Revenue also increased at our Monterrey, Mexico facility mostly due to the addition of new customers and higher processing volumes. Revenues also increased at our Swansea, UK facility, in part due to new deox processing.

On a pro forma basis, assuming the consolidation of VAW-IMCO had occurred on January 1, 2003, revenues are higher for the three and nine months ended September 30, 2004 compared to the same time period in 2003. This is due to higher aluminum prices and higher production.

ZINC REVENUES: Zinc revenues increased in the third quarter of 2004 compared to the same period in 2003. Principally driving zinc revenues was the increase in the average LME zinc price, which during the first nine months of 2004 has increased by approximately 31% compared to the average price during the corresponding period in 2003.

GROSS PROFIT. The following table shows total segment income, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profit (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% change	2004	2003	% change
		Restated			Restated
Segment income:
Domestic aluminum	$4,138	$4,012	3%	$20,025	$15,188	32%
International aluminum	5,423	2,392	127%	17,366	11,617	49%
Zinc	2,384	1,550	54%	9,161	4,060	126%

Total segment income	$11,945	$7,954	50%	$46,552	$30,865	51%

Items not included in gross profits:
Plant selling expense	$1,199	$1,151	4%	$3,762	$3,571	5%
Management SG&A expense	4,462	4,231	5%	12,654	9,328	36%
Equity in loss (earnings) of affiliates	90	64	41%	135	(847)	-116%
Other income	209	(162)	-229%	365	67	445%

Gross profit	$17,905	$13,238	35%	$63,468	$42,984	48%

DOMESTIC ALUMINUM INCOME: Domestic aluminum income increased for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year due to higher volumes and selling prices. Within this segment, total margins increased, due mostly to higher amounts of tolling material processed. Income in 2004 was negatively affected by the bankruptcy filing of a major customer in September 2004. Costs associated with these shipments were recorded in the third quarter of this year. If funds are recovered, they will be reported as income in future periods when received.

Natural gas prices, after including the effects of hedging activities, were higher than last year’s natural gas prices. On a per unit basis, overall natural gas prices were approximately 13% higher for the nine months ended September 30, 2004 compared to the same period in the prior year. Excluding fuel costs, operating costs on a per unit processed basis are slightly lower this year than for the same time periods last year, due to more units processed this year.

INTERNATIONAL ALUMINUM INCOME: For the nine months ended September 30, 2004, compared to the same time period in 2003, income in this segment increased mostly due to the consolidation of VAW-IMCO as discussed above. Metal hedging activities also affected VAW-IMCO’s income; overall unrealized metal hedging gains (losses), included in income, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
VAW-IMCO unrealized hedging gains (losses) recognized in income	$(656,500)	$(1,300,000)	$806,000	$(1,200,000)

For the three months ended September 30, 2004, compared to the same time period in 2003, income in this segment increased due to the rise in volume and prices. The comparable 2003 period included the recording of a $1,300,000 mark-to-market hedge loss in the year-ago period.

In addition, we realized improvements in income from our Monterrey, Mexico facility and our Pindamonhangaba, Brazil facility. Income at these locations increased sharply for both the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year due to higher volumes and prices. Income from our Brazilian operations included $1,025,000 recovered from the settlement of a dispute involving a processing agreement with a major customer.

ZINC INCOME: Zinc income increased for both the three and nine months ended September 30, 2004 compared to the same periods in the prior year, which is primarily related to higher LME zinc prices. Expenses for freight and energy costs are slightly higher for the nine month period ended September 30, 2004 compared to the same period in 2003.

SG&A EXPENSE. During the three months ended September 30, 2004, our SG&A expenses were $11,119,000, which was $937,000 higher than the $10,182,000 in the same period in 2003. During the nine months ended September 30, 2004, our SG&A expenses were $37,767,000, which was $10,128,000 higher than the $27,639,000 in the same period in 2003.

The increases in SG&A are due in part to the inclusion of VAW-IMCO’s SG&A for the full nine months ended September 30, 2004 into our results of operations (which resulted from the consolidation of of VAW-IMCO’s results of operations into our consolidated financial statements as of March 1, 2003), certain merger expenses of $692,000 and expenses of $1,300,000 in connection with our Sarbanes-Oxley Act Section 404 internal control processes. In addition, we incurred $3,665,000 in expenses related to the departure of our former chairman of the board, president and chief executive officer.

INTEREST EXPENSE. During the three months ended September 30, 2004, our interest expense was $6,643,000, which was $3,177,000 higher than the $3,466,000 in the same period in 2003. During the nine months ended September 30, 2004, our interest expense was $19,948,000, which was $10,429,000 higher than $9,519,000 in the same period in 2003. Most of our outstanding debt is now evidenced by our senior secured notes, which bear an effective fixed interest rate of 10.5%, compared to the first nine months of 2003 when our former senior credit facility bore an effective annual interest rate of 7.8%. As a result of our October 2003 debt refinancing, our former receivables sale facility was extinguished, and we no longer incur fees on receivables sales, but our average borrowings have increased.

PROVISION FOR INCOME TAXES. During the three months ended September 30, 2004, our provision for income taxes was $180,000, which was $714,000 higher than the $534,000 benefit amount from the same period in the prior year. During the nine months ended September 30, 2004, our provision for income taxes was $2,475,000, which was $516,000 higher than the $1,959,000 amount from the same period in the prior year. These increases resulted from higher domestic earnings. Our effective tax rate was 47% for the nine months ended September 30, 2004. This compares to an effective tax rate of 36% for the comparable period in 2003. Our provision for income tax in 2003 excluded the equity income from VAW-IMCO, which was recorded on an after tax basis.

The consolidation of VAW-IMCO’s results of operations into our financial statements beginning in March 2003 resulted in a higher overall effective tax on our international income due to German income taxes imposed on VAW-IMCO. Higher interest expense and payments for departing executives in 2004 generated net operating losses for U.S. federal income tax purposes. Deferred tax benefits for federal tax purposes related to these net operating losses have been recorded. While our effective tax rate for 2004 contemplates the utilization of such operating loss carry forwards, if expected profit improvements in our domestic operations do not occur, recording of additional U.S. tax benefits for 2004 will need to be re-evaluated.

We have recorded net deferred tax assets in various state jurisdictions totaling $7,993,000, which includes amounts recorded related to the benefit for loss carry forwards and tax credits, and which expire in varying amounts between 2005 and 2024. A valuation allowance of $3,859,000 has been provided related to such net deferred tax assets. As indicated above, no net state deferred tax benefits have been recorded for the nine month period ended September 30, 2004. Realization of such net deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Our deferred tax asset and liability positions for both U.S. federal and various state jurisdictions will be taken into consideration in accounting for our proposed merger with Commonwealth, and the amount of deferred tax positions recorded in conjunction with the purchase price allocation could be impacted.

NET EARNINGS. For the three months ended September 30, 2004, we recorded a net loss of $314,000, compared to a $693,000 loss from the same period in the prior year. For the nine months ended September 30, 2004, our net earnings were $2,685,000, which is $408,000 below the $3,093,000 amount from the same period in the prior year. The decrease in net earnings is primarily attributable to the September 30, 2004 bankruptcy filing of INTERMET Corporation, one of our significant customers.

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

Cash Flows from Operations. Operations provided $29,979,000 of cash for the nine months ended September 30, 2004, compared to providing $344,000 of cash for the same nine months in 2003. Increases in cash flow from operations included the effect of decreasing investments in operating assets and liabilities, which provided cash flows of $4,289,000 for the nine months ended September 30, 2004. In the same period in 2003, investments in operating assets and liabilities used $30,631,000 of cash. The majority of our change in operating assets and liabilities was due to changes in accounts receivable and accrued liabilities.

For the nine months ended September 30, 2004, accounts payable and accrued liabilities increased $19,158,000. Part of the reason for the increase in our accounts payable relates to our semi-annual interest payments on our senior secured notes that were issued on October 6, 2003. On October 15, 2004, we paid $10,894,000 in interest under the senior secured notes. The accrual for this expense increased our accrued liabilities for the period ending September 30, 2004.

For the nine months ended September 30, 2004, increases in accounts receivable of $13,558,000 were due to an increase in our overall processing volume and an increase in overall metal prices. An indicator of our collections on receivables activity, and a key internal performance indicator, is our days’ sales outstanding statistic. We have reduced the number of average days’ sales outstanding since December 31, 2003, effectively strengthening our cash receipts from customers:

	September 30, 2004	December 31, 2003
Days’ sales outstanding	39	46

For the nine months ended September 30, 2004, inventories increased $3,033,000. The majority of our increase in inventories occurred in our foreign operations due to higher metal prices and the availability of suitably-priced raw materials. Partially offsetting this, our domestic inventory amounts have decreased slightly.

Also affecting cash used by operations in 2004 was the $1,500,000 cash severance payment to our former chairman and chief executive officer, as mentioned above.

Cash Flows from Investing Activities. Cash flows from investing activities primarily reflect our capital expenditure activities. Our capital expenditures principally relate to property, plant and equipment. During the nine months ended September 30, 2004, cash used by investing activities was $25,860,000. During the same time period in 2003, cash provided by investing activities was $2,921,000, due to the increase in cash resulting from the consolidation of VAW-IMCO.

Cash used for capital expenditures was $22,302,000 for the nine months ended September 30, 2004, compared to a use of cash of $13,577,000 for capital expenditures during the same time period in 2003. Our overall remaining capital expenditures for property, plant and equipment in the U.S. and at our international locations for the remainder of this year are expected to approximate $12,700,000. The majority of this sum is planned to be used for expansion of our Saginaw, Michigan facility and our Morgantown, Kentucky landfill. These capital expenditures are expected to be funded by cash flows generated from operations and from the utilization of our restricted cash. In addition, work will be continuing on the construction of two new VAW-IMCO plants. The VAW-IMCO capital expenditures are expected to be funded by cash flows generated from operations.

As of September 30, 2004, we had capitalized $3,458,000 of expenses incurred in connection with our proposed merger with Commonwealth.

Cash Flows from Financing Activities. Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $9,626,000 for the nine months ended September 30, 2004, compared to $20,711,000 of cash provided by financing activities for the same time period in 2003.

During the nine months ended September 30, 2004, $22,391,000 was applied to pay down our senior credit facility. During the same time period in the prior year, proceeds from borrowings under our former revolving credit facility were $24,300,000.

As of September 30, 2004, we estimated that our borrowing base would have supported additional borrowings of $65,460,000 after giving effect to outstanding borrowings of $10,600,000 and outstanding letters of credit of $6,075,000. As of September 30, 2004, our total borrowing base was estimated to be approximately $82,135,000. VAW-IMCO also had unused lines of credit totaling approximately $18,654,000.

At September 30, 2004 we had $14,117,000 in restricted cash in a collateral account held by the trustee under the indenture for the benefit of holders of the senior secured notes. As permitted under the senior secured notes indenture, and subject to certain limitations, we will be able to use these funds in the collateral account for certain property and equipment expenditures until February 2005. The property and equipment that are the subject of these expenditures will also become collateral security for the senior secured notes. We currently intend to use the majority of the funds from the collateral account for these purposes in 2004. To the extent that more than $5,000,000 in unused funds remain in the collateral account after February 2005, we are required to make an offer to repurchase outstanding senior unsecured notes up to the extent of the amount of the unused funds. If the amount of notes tendered to us in response to this offer is less than the amount of the unused funds, then we may use the excess funds for our general corporate purposes, free of liens under the indenture, but subject to certain other terms and conditions. During the first nine months of 2004, we used $10,729,000 of funds in the collateral account for capital expenditures.

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

Our reconciliation of EBITDA to net earnings (loss) and net cash from (used by) operating activities is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated		Restated
EBITDA	$13,425	$8,948	$46,221	$34,571
Interest expense	6,643	3,466	19,948	9,519
Income taxes	180	(534)	2,475	1,959
Depreciation and amortization	6,916	6,709	21,113	20,000

Net earnings (loss)	$(314)	$(693)	$2,685	$3,093

Depreciation and amortization	6,916	6,709	21,113	20,000
Deferred income taxes	(1,622)	2,057	(3,756)	2,388
Equity in net loss (earnings) of affiliates	90	64	135	(847)
Non-cash charges	478	3,472	5,513	6,341

Net change in working capital:
Accounts receivable	8,569	13,349	(13,558)	11,889
Net change in accounts receivable sales facility	—	(10,000)	—	(15,000)
Inventories	1,978	976	(3,033)	(2,761)
Other current assets	1,853	1,785	1,722	4,094
Accounts payable & accrued liabilities	14,593	(23,626)	19,158	(28,853)

Total net change in working capital	26,993	(17,516)	4,289	(30,631)

Cash from (used by) operating activities	$32,541	$(5,907)	$29,979	$344

Placement of $125 million in senior notes

On November 4, 2004, IMCO Recycling Escrow Inc., a wholly-owned subsidiary of IMCO Recycling Inc., issued $125 million in aggregate principal amount of unsecured 9% Senior Notes due 2014. The gross proceeds from this issue were deposited in an escrow account pending the completion of our proposed merger with Commonwealth, which is currently expected to be completed in December 2004.

Upon release of the funds from the escrow account, they will be applied, along with borrowings under a proposed amended and restated senior secured revolving credit facility, to refinance certain outstanding indebtedness of IMCO and Commonwealth. After the merger is completed, the senior notes will be assumed by IMCO and guaranteed by IMCO’s wholly-owned U.S. subsidiaries, Commonwealth and Commonwealth’s subsidiaries, and the proceeds will be released from escrow.

If the merger is terminated or is not completed by January 31, 2005, IMCO Recycling Escrow Inc. will be required to redeem the senior notes at a redemption price of 101% of their issue price plus accrued interest to the date of redemption. The senior notes were issued at an issue price of 100%, bear interest at the rate of 9.0% per annum and mature on November 15, 2014. Interest will be payable on May 15 and November 15 of each year, with the first interest payment being payable on May 15, 2005. Some or all of the senior notes may be redeemed at any time after November 15, 2009. In addition, up to 35 percent of the senior notes may be redeemed using the proceeds of certain equity offerings completed before November 15, 2007.

The senior notes were issued and sold under an indenture between IMCO Recycling Escrow Inc. and LaSalle Bank National Association, as Trustee. The indenture contains covenants that will restrict IMCO and its restricted subsidiaries’ ability to (1) incur additional debt, (2) pay dividends, (3) grant liens, (4) engage in transactions with affiliates, (5) make investments, (6) transfer or sell assets, (7) restrict distributions from its restricted subsidiaries, (8) issue or sell stock of its subsidiaries and (9) consolidate, merge or transfer all or substantially all of its or its restricted subsidiaries’ assets. The indenture contains customary default provisions for an issue of senior notes of this nature, including defaults in payment of principal, premium or interest, covenant defaults, cross-defaults to other indebtedness, failures to satisfy or discharge certain outstanding judgments and certain acts of insolvency.

The senior notes were offered and sold in reliance on exemptions from registration under the Securities Act of 1933. The senior notes were offered and sold in the United States in a private offering to qualified institutional investors in reliance on Rule 144A under the Securities Act, and pursuant to Regulation S under that Act for transactions outside the United States.

Additionally, we entered into a registration rights agreement with the initial purchasers of the senior notes, pursuant to which, upon completion of the merger with Commonwealth, IMCO and the guarantors of the senior notes will use their reasonable best efforts to (i) file with the SEC, within 60 days after the merger is completed, a registration statement to enable holders of senior notes to exchange their unregistered notes for publicly registered senior notes having substantially identical terms, (ii) cause the registration statement to become effective under the Securities Act of 1933 within 150 days after the merger is completed and (iii) effect the exchange offer on or before the 195th day following completion of the merger. If we are not permitted to effect an exchange offer under certain circumstances, then we may be required to file a shelf registration with the SEC for the resale of the senior notes. Failure to timely fulfill these obligations will result in our being required to pay, as liquidated damages, additional interest on the senior notes.

Terms of Proposed Amended and Restated Senior Revolving Credit Facility

We have received a commitment letter dated September 28, 2004 from PNC Bank, National Association, Citicorp USA, Inc. and Deutsche Bank Trust Company Americas, to amend and restate our existing senior revolving credit facility upon and subject to the completion of the Commonwealth merger. The commitment letter term sheet provides, subject to the satisfaction of specified conditions and completion of definitive documentation, for an amended and restated senior secured revolving credit facility, which would contemplate borrowings of up to $325 million, subject to borrowing base limitations. The proposed terms contemplate that IMCO and Commonwealth as combined companies following the merger would comply with various affirmative and negative covenants including, among other items, restrictions on their ability to (1) incur new debt, (2) make certain investments or acquisitions, (3) pay dividends or repurchase shares of capital stock, (4) make capital expenditures, (5) sell assets and (6) grant liens. At any time during specified periods that the combined company’s undrawn availability under the amended and restated facility is less than $50.0 million, the combined company will also be required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 (calculated based on the combined operations of IMCO Recycling Inc. and its wholly owned domestic subsidiaries). The commitment letter does not constitute a binding agreement on the part of any lender to advance any sums to either IMCO or Commonwealth.

Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds

On October 6, 2004, a new series of Morgantown, Kentucky Solid Waste Disposal Facilities Variable Rate Revenue Bonds (Series 2004) was issued. Those bonds mature on October 1, 2027, and bear interest at variable rates (based on prevailing market rates on short-term investments), reset on a weekly basis. The bonds were issued in conjunction with an expansion of our landfill in Morgantown, Kentucky. The net proceeds from the bonds were deposited into an escrow fund, which will be disbursed to us as we incur costs to expand the landfill. As of October 31, 2004, we had drawn against and received approximately $1,734,000 in cash proceeds from the escrow fund.

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

Our unrealized translation gains and losses were immaterial for the nine months ended September 30, 2004. During this period the U.S. Dollar gained approximately 1% in value against the Euro, resulting in an unrealized foreign currency translation loss of approximately $400,000. Offsetting this unrealized translation loss was an unrealized translation gain that occurred due to the increase in value of the Brazilian Real against the U.S. Dollar. Our other translation gains and losses were immaterial.

CREDIT FACILITIES. Our long-term debt is summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
		Restated
Senior Credit Facility, expiring in October 2007	$10,600	$32,991
10 3/8% Senior Secured Notes, due October 2010 (net of discount)	208,837	208,751
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds - 1996 Series, Due May 1, 2016 (net of discount)	5,707	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds - 1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds - 1998 Series, Due May 1, 2023	4,100	4,100
Other	45	46

Subtotal	233,889	256,193
Less current maturities	10,629	33,017

Total	$223,260	$223,176

As of September 30, 2004, we had $10,600,000 of indebtedness outstanding under our senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of September 30, 2004, we estimated that our borrowing base would have supported additional borrowings of $65,460,000 after giving effect to outstanding borrowings of $10,600,000 and outstanding letters of credit of $6,075,000. As of September 30, 2004, our total borrowing base was estimated to be approximately $82,135,000.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. We are subject to the terms of a lockbox arrangement with the administrative agent bank under the senior credit facility, whereby funds deposited from collections of receivables are applied by the lenders to reduce outstanding balances of the borrowings under the senior credit facility. At any time during specified periods our undrawn availability under this facility is less than $50,000,000, we will also be required to maintain a minimum fixed coverage ratio and minimum tangible net worth, as follows:

•	A minimum fixed charge coverage ratio of 1.0 to 1.0 (calculated based on our parent entity and wholly-owned domestic subsidiaries), and

•	Minimum tangible net worth of $44,500,000 plus 50% of future net income on a consolidated basis.

As of September 30, 2004, we were in compliance with all applicable debt covenants under this facility.

On July 16, 2004, IMCO and its co-borrower subsidiaries entered into a Second Amendment to Revolving Credit and Security Agreement. This amendment modified a section of the senior credit facility that had provided that any change in the condition or affairs of IMCO or its co-borrowers which, in the lenders’ agent’s reasonable opinion, has a “material adverse effect” (as defined in the senior credit facility), would be deemed an event of default under the senior credit facility. The Second Amendment to Revolving Credit and Security Agreement revised this provision so that it now provides that no such event of default would be applicable and that the agent and the lenders would have no rights under the provision, so long as IMCO was in compliance with certain undrawn availability tests under the senior credit facility. If the level of undrawn availability falls below $3,000,000 for three consecutive business days or below an average of $10,000,000 per day for any calendar month, then the lenders’ rights under this provision would be reinstated.

In addition, VAW-IMCO has two lines of credit available for its working capital needs. The total amount of credit available under these facilities is 15,000,000 Euros ($18,654,000 U.S. Dollars). These facilities are scheduled to expire in April and May of 2006. As of September 30, 2004, no borrowings were outstanding under these lines of credit.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents certain of our significant contractual cash obligations and other commercial commitments as of September 30, 2004:

	Cash payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (does not include interest)*	$233,889	$10,629	$16	$—	$223,244
Operating lease obligations	8,644	3,306	4,130	1,208	—
Purchase obligations	364,511	201,342	160,299	2,870	—
Other long-term liabilities reflected on our balance sheet	21,917	—	796	—	21,121

Total	$628,961	$215,277	$165,241	$4,078	$244,365

*	The new debt issuances subsequent to September 30, 2004 of approximately $130 million are not reflected in this table.

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

Risks of the Company

IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to achieve operating synergies, focus on production improvements and capacity utilization, enhance our business and product mix, expand in selected international regions and pursue acquisition targets and strategic alliances.

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

Our business strategy may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. We cannot assure you that we will be permitted under the terms of our senior credit facility or the notes to obtain such financing.

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or increased operating costs. Any failure to successfully implement our business strategy could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

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

We require substantial amounts of raw materials and energy in our business, consisting principally of aluminum scrap, primary aluminum metal and natural gas. Any substantial increases in raw materials or energy costs could cause our operating costs to increase and negatively affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. London Metals Exchange (the “LME”) primary aluminum metal prices declined by 45% between 1988 and 2002 and rose 28% from 2002 to 2004. Metallics (aluminum and zinc scrap, primary aluminum metal and aluminum dross) represent the largest component of our cost of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. Remaining requirements are met with purchased primary metals. There is no assurance that these supply sources will continue to be available.

The availability and price of aluminum scrap depend on a number of factors outside our control, including general economic conditions, foreign demand for metallics and internal recycling activities by primary aluminum producers. Increased domestic and worldwide demand for aluminum and zinc scrap have had and will continue to have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We often cannot adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the market value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability.

After raw materials and labor costs, natural gas costs represent the third largest component of our cost of sales. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. If natural gas prices remain at current levels or increase further, our financial condition and results of operations may be adversely affected.

Increased energy prices may also negatively affect our customers, which in turn may affect demand for our services. For example, since 2001 we have experienced a sharp reduction in demand for our recycling services in the Pacific Northwest, because many domestic smelters located in that region have been forced to suspend or terminate their operations due to high energy costs.

OUR BUSINESS REQUIRES SUBSTANTIAL CAPITAL INVESTMENTS, MAINTENANCE EXPENDITURES AND CONTRACTUAL COMMITMENTS THAT WE MAY BE UNABLE TO FULFILL.

Our operations are capital intensive. Our total capital expenditures were $20,807,000 and $19,313,000 for 2003 and 2002, respectively. We expect to spend approximately $35,000,000 on capital expenditures during 2004. Our business also requires substantial expenditures for routine maintenance and non-capital environmental expenditures. For the nine months ended September 30, 2004, we spent $22,302,000 in capital expenditures, compared to $13,577,000 during the same time period in 2003. As of September 30, 2004, in addition to debt obligations, we had contractual obligations of approximately $395,072,000 payable over time.

Our business may not generate sufficient operating cash flow and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes and other competitive influences.

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

We currently have operations in developed countries outside the United States and in certain emerging markets, including Mexico and Brazil, and we plan to continue to expand our international operations. Our foreign operations are generally subject to risks, including:

•	changes in U.S. and foreign governmental regulations, trade restrictions and laws, including tax laws and regulations;

•	foreign currency exchange rate fluctuations;

•	tariffs and other trade barriers;

•	the potential for nationalization of enterprises;

•	interest rate fluctuations;

•	high rates of inflation;

•	currency restrictions and limitations on repatriation of profits;

•	divergent environmental laws and regulations; and

•	political, economic and social instability.

The occurrence of any of these events could cause our costs to rise, limit our growth opportunities, have a negative effect on our operations and our ability to plan for future periods, and subject us to risks not generally prevalent in the U.S.

The financial condition and results of operations of some of our operating entities are reported in foreign currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. Dollar against these foreign currencies will have a negative impact on our reported revenues and operating profit while depreciation of the U.S. Dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our German and Brazilian operations were negatively impacted during the first half of 2004 due to the strengthening of the U.S. Dollar against the Euro, the Mexican Peso and the Brazilian Real. We have not generally sought to mitigate this translation effect through the use of derivative financial instruments. This practice exposes us to risks of currency exchange rate and interest rate fluctuations to a greater degree than if we were to use financial derivative instruments.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOWS TO MEET OUR DEBT SERVICE OBLIGATIONS.

Our ability to make scheduled payments on or to refinance our indebtedness will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us (whether under our senior credit facility or otherwise) in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs.

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

THE CYCLICAL NATURE OF THE METALS INDUSTRY AND OUR CUSTOMERS’ INDUSTRIES COULD LIMIT OUR OPERATING FLEXIBILITY, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions, both domestically and abroad. These conditions include the level of economic growth, financing availability, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, the operations of metals companies have often tended to underperform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing and production volume; accordingly, reduced demand and pricing pressures may have a negative impact on our financial condition and results of operations. Downturns in national and international economies and recessions in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on the combined company’s future financial condition or results of operations.

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

IF WE LOST ORDER VOLUMES FROM ANY OF OUR LARGEST CUSTOMERS, OUR SALES AND REVENUES COULD BE REDUCED AND OUR CASH FLOWS LESSENED.

Our business is exposed to risks related to customer concentration. In 2003, our 10 largest customers were responsible for 36% of our net revenues. No one customer accounted for more than 10% of our net revenues in 2003. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our increased emphasis on dedicated facilities and dedicated arrangements with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. For example, in October 2004 we announced that a customer bankruptcy filing on September 30, 2004 will prevent us from recognizing in 2004’s third quarter approximately $3.2 million of revenues from shipments of specification aluminum alloys to that customer. Future customer insolvencies and defaults may negatively affect our financial condition and results of operations.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE INDUSTRIES WE SERVE, WHICH COULD REDUCE OUR SHARE OF INDUSTRY SALES AND LOWER OUR SELLING PRICES AND REDUCE SALES VOLUMES, WHICH COULD REDUCE OPERATING RESULTS AND NEGATIVELY IMPACT FINANCIAL CONDITIONS.

Aluminum competes with other material such as steel, plastic and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

The aluminum and zinc markets are highly competitive. The global aluminum recycling market is highly fragmented and characterized by smaller, regional operators. The principal factors of competition in our aluminum and zinc recycling businesses include price, metal recovery rates, proximity to customers, customer service, molten metal delivery capability, environmental and safety regulatory compliance and types of services offered.

Additional competition could result in lost share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could have a negative effect on our financial condition and results of operations.

THE COST OF COMPLIANCE WITH AND LIABILITIES UNDER ENVIRONMENTAL, HEALTH AND SAFETY LAWS COULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our operations are subject to numerous federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, the handling, storage, and disposal of hazardous materials, the remediation of contaminated sites, and employee health and safety. At present, the majority of our environmental compliance expenditures are directed toward controlling air emissions from all of our operations and managing and disposing of salt cake from our aluminum recycling, including related landfills. Changes in environmental requirements or changes in their enforcement could materially increase our costs. For example, if salt cake (a by-product from some of our recycling operations) were to become classified as a hazardous waste in the United States, our costs to manage and dispose of it would increase and could result in significant increased expenditures. Federal and state regulations continue to impose stricter emission requirements on the aluminum industry. While we believe that current pollution control measures at the emission sources at our facilities meet current requirements, additional equipment or process changes at some of our facilities may be required to meet future requirements.

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

WE DO NOT HAVE LONG-TERM CONTRACTUAL ARRANGEMENTS WITH A SUBSTANTIAL NUMBER OF OUR CUSTOMERS AND OUR SALES AND REVENUES COULD BE REDUCED IF OUR CUSTOMERS SWITCH SUPPLIERS.

A substantial number of our customers do not have a long-term contractual arrangement with us. These customers purchase products and services from us on a purchase order basis, and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and our business.

WE COULD EXPERIENCE LABOR DISPUTES, WHICH COULD DISRUPT OUR BUSINESS.

Approximately 14% of our domestic employees and 65% of our foreign employees are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation.

Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations:

•	may not prove successful;

•	may result in a significant increase in the cost of labor; or

•	may break down and result in the disruption of our operations.

Labor negotiations may not conclude successfully and work stoppages or labor disturbances may occur. Any such stoppages or disturbances may have a negative impact on our financial condition and results of operations.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY.

Borrowings under our senior credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase and our net income will decrease. In addition, we may consider entering into fixed-to-floating interest rate swaps with respect to a portion of the debt represented by our fixed-rate long-term debt. Such a transaction would increase our variable rate debt.

THE LOSS OF CERTAIN MEMBERS OF OUR MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

Our success depends, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be negatively affected. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

OUR SIGNIFICANT DEBT OBLIGATIONS COULD LIMIT OUR FLEXIBILITY IN MANAGING OUR BUSINESS AND EXPOSE US TO CERTAIN RISKS.

We are highly leveraged. As of September 30, 2004, we would have been able to incur an additional $65,460,000 under our senior credit facility. Whenever during specified periods our availability under this facility is less than $50,000,000, we are subject to a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, we may be permitted under our senior credit facility and the indentures governing our senior secured notes and our senior notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences including the following:

•	we may have difficulty satisfying our obligations under our senior secured notes, our senior notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt obligations.

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROLS IN PLACE, A FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

We are evaluating our internal controls systems and performing system and process evaluation, documentation and testing in order to allow our management to report on, and our independent auditors to attest to, our internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002. While we currently anticipate being able to implement the requirements under Section 404 in a timely fashion, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation activities. If we are not able to meet the deadline under Section 404 in a timely manner or with adequate compliance, we may suffer adverse consequences.

In June 2004, the SEC’s Office of Chief Accountant and Division of Corporation Finance issued a “frequently asked questions” interpretive release, indicating that the staff of the Division would not object to an issuer’s management’s report on internal control over financial reporting that excludes an acquired business from the scope of management’s assessment, so long as appropriate disclosures are made and the date of the acquisition is not more than one year from the date of management’s assessment. In reliance on this guidance, IMCO’s management has determined that it will omit from its management report an assessment of the internal control over financial reporting of Commonwealth and its consolidated subsidiaries as of December 31, 2004. For additional information regarding this matter, please refer to our Registration Statement on Form S-4 (No. 333-117548) and our joint proxy statement/prospectus dated November 5, 2004.

A failure to implement the requirements of Section 404 in a timely manner or the exclusion of Commonwealth’s internal controls from the scope of management’s report on the internal control over financial reporting may cause our investors, creditors, customers, suppliers and others to lose confidence in the accuracy of our financial reporting, which may in turn decrease the price and liquidity of our common stock and negatively affect our ability to secure financing and conduct our operations. In addition, our ability to report financial results on a timely and accurate basis may be adversely affected.

Certain Risks of the Proposed Merger

WE MAY FAIL TO OBTAIN ADEQUATE FINANCING FOR THE COMBINED COMPANY, WHICH IS A CONDITION TO THE COMPLETION OF THE MERGER, AND AS A RESULT THE MERGER MAY NOT BE CONSUMMATED, OR IF CONSUMMATED, MAY CONTAIN REFINANCING TERMS LESS FAVORABLE THAN ANTICIPATED.

As a condition to the completion of the merger, we and Commonwealth are required to obtain adequate financing to, among other things, pay for the costs of the merger and refinance significant portions of each company’s outstanding debt obligations, including to refinance Commonwealth’s $125.0 million senior subordinated notes, purchase accounts receivable previously sold under Commonwealth’s receivables purchase agreement and repay all amounts outstanding under our and Commonwealth’s senior credit facilities. No assurances can be given that the financing necessary to consummate the merger will be successfully obtained, or if obtained, that such financing will be on terms and conditions favorable to us. If we are unable to obtain the necessary financing to consummate the merger, our business, prospects, and future results of operations and financial condition, and the prices of our common stock, could be adversely affected.

WE MAY FACE DIFFICULTIES IN ACHIEVING THE EXPECTED BENEFITS OF THE MERGER.

We and Commonwealth currently operate as separate companies. We may not be able to realize the operating efficiencies, cost savings or other benefits expected from the merger. In addition, the costs we incur in implementing these efficiencies, cost savings and other benefits, including our ability to terminate, amend or renegotiate prior contractual commitments of either company, may be greater than expected. We also may suffer a loss of employees, customers or suppliers, a loss of revenues, or an increase in operating or other costs as a result of the merger or other difficulties relating to the merger.

For more information regarding certain risks of our proposed merger with Commonwealth, we refer you to our Registration Statement on Form S-4 (No. 333-117548).

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

Significant Metal Price Changes. The prices for aluminum and zinc were higher during the nine months ended September 30, 2004 compared to the same period in 2003. As measured by the LME, overall primary aluminum and zinc metal prices increased by approximately 21% and 31%, respectively. For the third quarter of 2004, primary aluminum prices increased compared to the second quarter of 2004. Zinc prices, however, declined below their higher levels prevailing earlier in 2004.

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

Our deferred domestic aluminum hedging positions as of September 30, 2004 are summarized below:

	Metric Tons	Fair value of hedge contracts
Forward sales in 2004	(2,985)	$(305,000)
Forward purchases in 2004	2,900	106,000
Forward purchases in 2005	440	(1,000)

Net notional amounts	355	$(200,000)

For the nine months ended September 30, 2004 and 2003, our domestic aluminum revenue was higher by $262,000 and $73,000, respectively, related to our hedging activities. The impact of a 10% change in the September 30, 2004 LME price of aluminum ingot would not be material to our estimated gross profit for the year ending December 31, 2004.

Certain of our aluminum hedges did not meet all of the requirements for recognition as a deferred hedge under generally accepted accounting principles, resulting in a non-cash charge of $200,000 to earnings.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

Our deferred zinc hedging positions as of September 30, 2004 are summarized below:

	Metric Tons	Fair Value of Hedge Contracts
Forward sales in 2004	(5,270)	$(545,000)
Forward sales in 2005	(3,091)	(278,000)
Forward sales in 2006	(40)	(3,000)
Forward purchases in 2004	5,609	700,000
Forward purchases in 2005	4,310	515,000
Forward purchases in 2006	180	20,000

Net notional amounts	1,698	$409,000

For the nine months ended September 30, 2004 and 2003, our zinc revenue was higher (lower) by $673,000 and ($340,000), respectively, due to settled zinc metal hedging contracts. The impact of a hypothetical 10% change in the September 30, 2004 LME price of zinc ingot would not be material to our estimated gross profit for the year ending December 31, 2004.

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

Unlike the derivative contracts utilized throughout the rest of our hedging activities, the unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, “Accounting for Derivatives and Hedging Activities.” VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the financial statements. VAW-IMCO’s metal hedging positions as of September 30, 2004 are summarized below:

U.S. Dollar denominated hedges	Metric tonnes	Fair Value of Hedge Contracts
Forward sales in 2004	(1,000)	$1,699,000
Forward purchases in 2004	1,000	(1,406,000)

Total	—	$293,000

Euro denominated hedges	Metric tonnes	Fair Value of Hedge Contracts
Forward sales in 2004	(34,075)	$59,668,000
Forward purchases in 2004	32,425	(56,457,000)

Total	(1,650)	$3,211,000

VAW-IMCO recognized, in its cost of goods sold, unrealized gains of approximately $806,000 due to metal hedging activities for the nine-month period ended September 30, 2004.

The impact of either a 10% increase in the June 30, 2004 LME price of aluminum or a 10% increase in the value of the U.S. Dollar against the Euro would be material to our estimated gross profit. As of September 30, 2004 we estimate that a 10% increase in the LME price of aluminum, holding currency rates constant, would increase our gross profit by approximately $300,000. Separately, for the same period, we also estimate that a 10% increase in the value of the U.S. Dollar against the Euro, holding metal prices constant, would decrease our gross profit by approximately $300,000.

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

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2004. We currently have contracts in place to cover about 55% of our natural gas requirements for the remaining three months of 2004, and 25% of our natural gas requirements in 2005.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a 10% change in the September 30, 2004 NYMEX closing price would be material to our estimated gross profit for the next three months. We estimate that a 10% increase in the price of natural gas, as of September 30, 2004, would decrease our estimated gross profit for the remainder of this year by approximately $500,000.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities as of September 30, 2004 are summarized in the table below:

	MMBTUs	Fair Value of Hedge Contracts
Forward purchases in 2004	640,000	$985,000
Forward purchases in 2005	1,460,000	2,353,000
Forward purchases in 2006	470,000	309,000

Net notional amounts	2,570,000	$3,647,000

Our natural gas hedging activities for the nine months ended September 30, 2004 and 2003, decreased our cost of goods sold by $2,091,000 and $3,641,000, respectively.

Our international aluminum segment had no natural gas hedging activities for the nine months ended September 30, 2004.

Interest. We have historically funded our operations from our existing credit facilities. As of September 30, 2004, approximately 5% of our outstanding debt bore interest at variable interest rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% increase in interest rates prevailing as of September 30, 2004, would not be material to our operating results for the remainder of this year.

In addition, we may enter into fixed-to-floating interest rate swaps with respect to a portion of the indebtedness represented by our senior secured notes. Such a transaction would increase our variable rate debt. We did not enter into any interest rate swaps or similar financial risk contracts during the nine months ended September 30, 2004.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to our fixed-rate long-term debt outstanding at September 30, 2004, a 10% decline in market interest rates would have resulted in an increase to the fair value of our fixed-rate long-term debt of approximately $11,320,000. The fair values of our long-term debt were estimated using discounted future cash flows based on our incremental borrowing rates for similar types of borrowing arrangements.

We have not generally sought to mitigate foreign currency translation effects through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. In addition, there was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1998, an employee filed a personal injury claim against IMCO in Missouri state court (the Bland case). In August 2002 the trial court entered a final judgment against IMCO for $4.0 million. In connection with this matter, IMCO also became involved in litigation (i) in Missouri state court with the surety for the appeal bond that was levied to secure the judgment in the Bland case and (ii) in federal district court in Missouri with IMCO’s umbrella coverage insurer to resolve a dispute as to coverage in the Bland case. In March 2004, the federal district court in Missouri entered a judgment in IMCO’s favor, and in the third quarter of 2004, IMCO recovered and recorded $625,000 of its attorneys’ fees and costs previously expensed in the matter. In October 2004, IMCO entered into a final settlement agreement, resolving all litigation relating to the Bland case and resulting in no liability for IMCO.

ITEM 6. EXHIBITS

*12	Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMCO Recycling Inc. (Registrant)

Date: November 9, 2004	By:	/s/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
*12	Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed hereith