Form 10-K
period 2004-12-31
Aleris International, Inc.
filed 2005-03-16
CIK 202890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-7170

Aleris International, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-2008280

(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400

Beachwood, Ohio 44122

(Address of principal executive offices) (Zip code)

(216) 910-3400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.10 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of June 30, 2004, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $171,157,537, based on the closing market price of $13.22 per share on June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2005

Common Stock, $0.10 par value:    29,865,739 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Introductory Note: This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Annual Report on Form 10-K. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors,” for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance, and assumptions underlying those statements. These forward-looking statements may be identified by words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions. Our expectations, beliefs and projections are expressed in good faith and we believe we have a reasonable basis to make these statements, through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.

The financial statements contained in this Form 10-K include the accounts of Aleris International, Inc. and all of its majority owned subsidiaries (which collectively, except where the context otherwise requires, are referred to herein as “we,” “us,” or “our”). The term “VAW-IMCO” refers to our German subsidiary, VAW-IMCO Guss und Recycling GmbH.

On December 9, 2004, Commonwealth Industries, Inc. merged with one of our wholly owned subsidiaries and we changed our name from IMCO Recycling Inc. to Aleris International, Inc. This merger resulted in the inclusion of the financial condition and results of operations of Commonwealth with ours effective December 1, 2004. In this Form 10-K, when we refer to 2003 and 2004 production data calculated, or 2003 and 2004 financial information presented, on a “pro forma” basis, we are giving pro forma effect to the merger with Commonwealth and the financing transactions related to the merger as if they had occurred on January 1, 2003, and are including the results of operations of Commonwealth (excluding that of its Alflex subsidiary, which was sold in July 2004) with ours for all of fiscal 2003 and 2004.

Information in this Annual Report on Form 10-K concerning processing volumes, production capacity, rankings and other industry and market information, including our general expectations concerning the common alloy sheet and aluminum and zinc recycling industries, are based on estimates prepared by us based on certain assumptions and our knowledge of these industries as well as data from third party sources. These data include, but are not limited to, data from The Aluminum Association and U.S. Geological Surveys. The sources of this information generally state that the information contained therein is believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third party sources, nor have we ascertained the underlying economic assumptions relied upon therein.

ITEM 1.	BUSINESS

Company Overview

We are a global leader in aluminum recycling and the production of specification alloys and a leading manufacturer of common alloy sheet. We also are a recycler of zinc and a leading U.S. manufacturer of zinc oxide and zinc dust. We possess a combination of low cost and flexible recycling and manufacturing operations. Our facilities are strategically located and well-positioned to service our customers, which include a number of the world’s largest companies in the transportation, containers and packaging, building and construction and metal distribution industries. On a pro forma basis, revenues from our aluminum operations represented 91% of our total pro forma revenues of $2.3 billion for the year ended December 31, 2004.

We offer customers a wide range of metals recycling services and specification alloy products through our aluminum and zinc production facilities, which include both U.S. and international operations. Our aluminum recycling operations convert scrap and dross (a by-product of the aluminum melting process) and deliver the recycled aluminum in molten or ingot form. Our specification alloy operations purchase and convert aluminum scrap and other metals into molten or ingot form. Our specification alloys provide specific properties (including increased strength, formability and wear resistance), as specified by our customers for their particular applications. In addition, we recycle zinc metal for use in the manufacture of galvanized steel and produce value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint, and in other specialty chemical applications. For the fiscal year ended December 31, 2004, 59% of the total pounds processed by our recycling and alloy operations (formerly IMCO Recycling Inc.) total pounds processed were under “tolling” arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Tolling arrangements eliminate our commodity exposure and reduce our overall working capital requirements. Our recycling and alloy production network operates 24 strategically located production plants, 19 of which are located in the United States, two in Germany, and one in each of Brazil, Mexico and Wales. For the fiscal year ended December 31, 2004, we processed 3.4 billion pounds of recycled metal, specification alloys and zinc products, which accounted for 50% of our total pro forma 2004 revenues.

We are also one of North America’s leading manufacturers of common alloy aluminum sheet, which we produce using the continuous casting process as well as the direct-chill rolling ingot casting process. Substantially all of our aluminum sheet products are tailored in response to specific customer orders, including the incorporation of value-added coatings. We sell the majority of our products to end-users for use in building and construction products, transportation equipment and automotive parts, and consumer durables, as well as to distributors. We have four production facilities located in the U.S. that provide common alloy sheet to all of the major aluminum consuming regions in the U.S. and Canada. Shipments of common alloy sheet products for the fiscal year ended December 31, 2004 on a pro forma basis, totaled 1.0 billion pounds and accounted for approximately 50% of our total pro forma 2004 revenues.

Internet Address and SEC Filings

Our Internet website address is http://www.aleris.com. We make available on our Internet website for no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.

Aluminum Industry Overview

The U.S. aluminum industry totaled 23.3 billion pounds of shipments in 2003 (the latest year for which industry information is available). Aluminum products include flat rolled sheet, castings and extrusions, serving a multitude of end uses. World growth in aluminum use has far exceeded that of competing metals. Since 1950, aluminum use has increased by a factor of 18 while uses of copper and steel have risen by factors of 13 and three, respectively. Today, aluminum is the world’s second most widely used metal. The U.S. aluminum industry has experienced significant growth as well. Annual U.S. aluminum supply (which includes primary, recycled and imported aluminum) increased 66% from 12.7 billion pounds in 1982 to 21.1 billion pounds in 2003, a compound annual growth rate of more than 2.5%.

In the U.S., transportation, containers and packaging and building and construction are the three largest industrial segments for aluminum. In 2003, these segments accounted for about 69% of total industry shipments. Increasing aluminum content in vehicles has made the transportation segment the largest and fastest growing aluminum segment in the U.S. In 2003, transportation consumed about 33% of total shipments while containers and packaging, mainly the production of beverage cans, comprised some 21% of annual shipments and building and construction accounted for approximately 15%. Exports, consumer durables, electricity, machinery and equipment are other important segments for aluminum.

Annual U.S. Aluminum Supply (pounds in billions)	2003 Aluminum Shipments by End Use

Aluminum has several characteristics that provide value in many diverse applications. Compared to several substitute metals, it is light-weight, has a high strength-to-weight ratio and is resistant to corrosion. These and other qualities have made aluminum the material of choice for dozens of different industries and thousands of different products.

Aluminum’s greatest advantage, however, is that it can be recycled again and again without any material decline in performance or quality. About two-thirds of all aluminum ever produced—440 million tons of a total of 680 million tons manufactured since 1886—is still in use. Recycling of aluminum provides energy savings of approximately 95% compared to the production of the primary metal, and it lowers capital equipment costs by 90%. In addition, solid wastes associated with the primary production process (like bauxite residue and spent potlinings) are avoided. Due to these benefits, annual production of recycled aluminum has increased by 69%, from 3.7 billion pounds to 6.2 billion pounds over the last two decades. U.S. primary aluminum production has declined significantly over this period as well because of increases in energy, environmental and labor costs. As a result of this decline, primary aluminum’s role in total U.S. aluminum supply has decreased while those of recycled aluminum and imports have expanded. In 2003, the primary aluminum industry accounted for 28% of total domestic aluminum supply while recycled metal provided 30% and imports provided 42% of total domestic aluminum supply.

Competitive Strengths

Leading positions in attractive industrial segments

We are a global leader in aluminum recycling and the production of specification alloys and a leading manufacturer of common alloy sheet. Aluminum industry shipments in the U.S. have grown 2.5% per annum on average since 1982. We believe aluminum’s growth prospects remain attractive due to its superior strength to weight ratio, corrosion resistance and its ability to be recycled. Furthermore, in certain industrial segments, such as transportation, aluminum is being used as a substitute for other materials. For example, the amount of aluminum used in the average automobile has increased from 166 pounds in 1991 to 290 pounds in 2004.

Additionally, annual production of recycled aluminum has increased by 69%, from 3.7 billion pounds to 6.2 billion pounds, over the last two decades. We believe the trend toward aluminum recycling will continue, driven by its energy savings and lower capital equipment costs as compared to those of primary aluminum producers, and by what we expect will be lower output from domestic primary aluminum producers. We believe we will continue to benefit from growth opportunities both in our domestic and international businesses.

Flexible, efficient processing operations

We benefit from the flexibility and efficiency of our manufacturing and recycling operations. Our recycling operations rely on a network of facilities that have rotary and reverbatory melting furnaces which are among the lowest cost and most efficient furnaces in the industry. We have significant expertise in continuous casting of aluminum, which makes us one of the industry’s lowest cost common alloy sheet manufacturers. Additionally, our flexible direct chill process enables us to produce a wide breadth of products. We believe that the vertical integration of these lower-cost, efficient operations following the merger will allow for significant operating synergies.

Scrap recycling-based business model

Unlike the majority of U.S. common alloy sheet manufacturers and global specification alloy suppliers, we have the advantage of being able to use either primary or scrap aluminum. Historically, scrap aluminum has consistently been less expensive than primary aluminum. We believe that our use of scrap aluminum will continue to offer cost advantages for our rolled products business. Furthermore, assuming primary domestic aluminum production continues to decline, our aluminum recycling and spec alloy business units will offer our customers the logistical benefits of a domestic source of aluminum supply.

Geographically well-positioned manufacturing and distribution networks

Our U.S. facilities are strategically positioned in manufacturing regions where the majority of aluminum and zinc consumers are located. Moreover, we are situated within close proximity to a number of our large customers, which gives us the ability to provide superior service, including just-in-time delivery of molten metal. Our international operations benefit from similar strategic locations. Examples of our strategic positioning include the following:

•	our domestic operations are located near major aluminum producers and fabricators, diecasters, automotive companies, steel companies and other processors;

•	our German operations are positioned to serve the attractive European automotive segment, which is leading the increased use of aluminum in new vehicle designs;

•	our Mexican operation is located near the largest aluminum cylinder head and engine block casting facility in the Western Hemisphere; and

•	our Brazilian operation is located adjacent to the largest can sheet manufacturer in Brazil.

Reduced exposure to commodity price fluctuations

Our management seeks to mitigate the impact of metal price fluctuations by:

•	pursuing tolling arrangements, which eliminate exposure to aluminum and zinc price fluctuations and which accounted for 59% of the total volumes processed in our recycling and alloy business for the fiscal year ended December 31, 2004;

•	using formula pricing in our rolled products business, based on a market-based primary aluminum price plus a conversion fee;

•	aligning metal purchases with metal sales; and

•	hedging open market positions with the use of financial derivatives.

These techniques minimize both margin and inventory risk consistent with the need to allow for continuous operation of production facilities. Additionally, we seek to mitigate the effects of natural gas volatility through the use of financial derivatives as well as through price escalators contained in many of our long-term supply agreements with our recycling customers.

Long-term customer relationships

We have long-standing relationships with many of our largest customers including Alcoa Inc. (“Alcoa”), General Motors Corporation (“GM” or “General Motors”), Novelis, Inc., DaimlerChrysler Corporation (DaimlerChrysler), NEMAK, Integris Metals, Ken-Mac Metals, and BMW. We believe these relationships are mutually beneficial, offer us a consistent base of customer demand and allow us to plan and manage our operations more effectively. Long-term customer relationships also allow us to be more effective in handling our customers’ needs, thereby providing our customers with superior service. Our close working relationships allow us to offer just-in-time inventory management to customers serving multiple industries. We believe these mutually beneficial relationships also lead to significantly higher customer switching costs. Furthermore, as our customer base has expanded globally, a number of our long-term customers have encouraged us to expand our operations to service them.

Experienced management team with proven new senior leadership

As a result of the merger we have the benefit of talented people from each organization, many of whom have a broad base of metals industry experience, to promote best practices and achieve efficiencies and growth within our company. Additionally, we are led by an executive management team with a prior record of achievement at Noveon International, Inc., a specialty chemical company with $1.2 billion in revenues in 2003. At Noveon, from approximately 2001 to mid-2004, this management team implemented cost saving initiatives that reduced manufacturing overhead by more than $20.0 million, de-layered the organization, reduced working capital as a percentage of sales by approximately 33%, refocused capital spending and introduced a Six Sigma-based productivity initiative.

Business Strategy

Achieve operating synergies through focused integration

We expect to achieve approximately $25.0 million of annual cost savings to be fully realized within 18 to 24 months. We anticipate that we will achieve these cost savings by adopting new metals sourcing initiatives, leveraging purchasing volume, eliminating duplicative costs resulting from shared services and integrating our recycling and alloy business with our rolled products business.

Focus on productivity improvements and capacity utilization

We believe there are significant opportunities to reduce our manufacturing costs by implementing Six Sigma-based initiatives, lean manufacturing practices and expanded preventative maintenance practices. We place considerable emphasis on maximizing capacity utilization rates at our plants as a means of increasing profitability. We seek to improve capacity utilization by pursuing long-term contractual arrangements with many of our largest customers, and additional recycling opportunities with new customers. In addition, our production network enables us to reallocate processing work among our various facilities, thereby maximizing capacity utilization and balancing demand. We believe these productivity processes will also enable us to optimize working capital and increase cash flow.

Enhance business and product mix

We believe we have numerous opportunities to improve our mix of business. We will seek to enhance the capabilities of our continuous casting operations through manufacturing improvements to produce higher value common alloy sheet. We believe that increasing the range of alloys produced by this aluminum rolling process could significantly improve our competitiveness, since it is a lower cost manufacturing technique. We also intend to continue to supply higher value alloys targeting the transportation industry, taking advantage of increasing aluminum content per vehicle. Additionally, we will seek to expand our tolling business, which allows for meaningful profit growth potential without significant investment in working capital or exposure to commodity price risk.

Expand in selected international regions

As our customer base continues to expand globally, a number of our customers have encouraged us to expand our operations into these regions as well. We plan to selectively pursue these opportunities where we are able to secure long-term processing arrangements and where we believe we can achieve attractive returns. To date, our international expansion has been tied primarily to our largest customers. For example:

•	our Wales facility supports Alcoa’s adjacent rolling mill;

•	our German facilities support European automotive manufacturers such as DaimlerChrysler and BMW;

•	our Mexican facility supports NEMAK, the largest caster of aluminum cylinder heads and engine blocks in the Western Hemisphere; and

•	our Brazilian facility supports Novelis, Inc.’s beverage can stock operations.

We will continue to pursue expansion opportunities in this disciplined, deliberate manner. One opportunity we announced in late 2004 involves establishing a new facility near Stuttgart, Germany to support DaimlerChrysler and other European customers. Additionally, we believe that the combination of our efficient furnaces and processing techniques and our low cost continuous cast technologies provides us with a highly competitive business model that we might consider exporting to emerging economies.

Opportunistically pursue acquisition targets and strategic alliances

In recent years, the aluminum industry has seen significant global consolidation among the larger, primary producing suppliers. We believe that a number of potential consolidation opportunities exist in both the rolled products and recycling and alloy businesses. We will prudently evaluate these opportunities as potential enhancements to our existing operating platforms. We will also consider strategic alliances, where appropriate, to achieve operational efficiencies or expand our product offerings.

Business Segments

Our business is organized into four reportable operating segments: aluminum recycling, rolled products, international and zinc. See Note N—“Segment Information” of the Notes to Consolidated Financial Statements.

On a pro forma basis, the percentages of total revenues by segment for the last three fiscal years were as follows:

	For the Year Ended December 31,
Segment	2004	2003	2002
Aluminum Recycling	25%	28%	33%
Rolled Products	50%	48%	55%
International	16%	15%	2%
Zinc	9%	9%	10%

Total	100%	100%	100%

Following is a list of each segment’s principal products and services, end uses, major customers, and competitors:

Segment	Principal Products and Services	Principal End-Use/ Product Category	Customers	Competitors
Aluminum Recycling	Recycles aluminum scrap and dross into recycled metal in molten or ingot form	Common alloy sheet-building and construction		Wabash Alloys L.L.C.

		Aluminum can sheet—containers and packaging	Alcoa	Sceptre

	Specification aluminum alloy products	Automotive	Ford Motor Company, Daimler Chrysler, Contech, a unit of SPX Corporation, General Motors

	Metallurgical additions	Steel manufacturing		Tennessee Aluminum Processors Inc.
Rolled Products	Common alloy aluminum sheet ranging from thickness (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches	Building and Construction—roofing, siding, windows	Alcoa Home Exteriors, Inc. lntegris Metals Corporation	Alcoa

		Metal Distribution	Distributors	Alcan

		Transportation equipment—truck trailers and bodies, automotive parts		Quanex Corporation

		Cookware	Reliance Steel & Aluminum Co.	Jupiter

		Appliances	Ryerson Tull, Inc. Ken-Mac Metals, Inc. Great Dane
International	Recycles aluminum scrap and dross into recycled metal in molten or ingot form	Automotive	BMW Ford NEMAK Daimler Chrysler	Alcoa

	Specification aluminum alloy products	Aluminum can sheet	Norsk Hydro ASA	Alcan Alcoa

	Metallurgical additions			Konzelmann/BUS Remetel Setinger DAIKI

Segment	Principal Products and Services	Principal End-Use/ Product Category	Customers	Competitors
Zinc	Zinc oxide	Chemical additive in rubber	The Goodyear Tire & Rubber Company, Michelin, Continental Tire	ZCA, Zochem, a division of Hudson Bay Mining and Smelting Co. Limited, Purity Zinc Metals Co., Ltd.

	Zinc metal	Steel manufacturing

	Zinc dust	Chemical additive in paint and coatings	The Sherwin-Williams Company, Dow Agrosciences LLC,

Aluminum Recycling

We offer customers a wide range of metals recycling services and specification alloy products through our aluminum production facilities. Many of our plants in this segment are located near our major customers’ facilities. The close proximity of these plants to our customers’ facilities allows us to provide deliveries of molten aluminum by customized trucks with hot metal crucibles. The molten aluminum is then poured from the crucible into the customer’s furnace, saving the customer the time and expense of re-melting ingots. This delivery method lowers our customers’ energy and capital expenses as well as metal melt loss, thereby increasing their productivity. For the fiscal year ended December 31, 2004, 66% of our aluminum recycling segment’s pounds processed were under “tolling” arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Additionally, for the fiscal year ended December 31, 2004, our aluminum recycling business processed 577 million pounds of aluminum pursuant to long- term contractual arrangements, which represented approximately 17% of its total pounds processed.

Rolled Products

Our aluminum sheet products are produced using the continuous casting process at our facilities located in Uhrichsville, Ohio, and Carson, California, and by the conventional, direct-chill rolling ingot casting process at our multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America. We operate coating lines at the Lewisport mill and at our facilities in Bedford, Ohio, and Carson, California. Other than for depot sales, which are for standard size products, substantially all of our aluminum sheet products are produced in response to specific customer orders. For the fiscal year ended December 31, 2004, on a pro forma basis, our North American industry sales of aluminum sheet products were approximately 1.0 billion pounds.

International

Our German subsidiary, VAW-IMCO, supplies specification alloys to the European automobile industry and serves other European aluminum industries from two plants which have an annual processing capacity in excess of 700 million pounds. Our Swansea, Wales, facility supplies aluminum to a variety of customers. Our facility in Pindamonhangaba, Brazil supplies Brazil’s only can sheet rolling mill and recycles used beverage cans and production scrap for a facility owned by Brazil’s largest manufacturer of aluminum cans. Our facility in

Monterrey, Mexico recycles aluminum dross and scrap under a long-term agreement with NEMAK, the largest caster of aluminum cylinder heads and engine blocks in the Western Hemisphere. Each of these facilities has an annual processing capacity of approximately 100 million pounds of aluminum.

Zinc

We recycle zinc metal for use in the manufacture of galvanized steel and produce value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint, and in other specialty chemical applications.

Sales and Marketing

Aluminum Recycling and International

Principal customers of these segments’ operations use recycled aluminum to produce can sheet, building, automotive and other aluminum products. Customarily, agreements with customers in the aluminum recycling industry are short term. These usually result from a bidding process where aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, we have historically maintained no significant backlog of orders in this segment.

However, we have long-term contractual arrangements for our aluminum recycling services with a number of our largest customers in these segments. The remaining terms of these arrangements as of December 31, 2004 ranged from one year to seven years, although many of them provide for extensions. The majority of our pounds processed under long-term contractual arrangements in these segments are subject to price escalators directly related to production costs such as labor, natural gas and supplies. Many of these contractual arrangements contain provisions obligating us to indemnify the customer for certain environmental liabilities that it may incur.

Sales of our products and services are made by our dedicated U.S. and international sales force, which continues to seek long-term arrangements with customers.

See Note N—“Segment Information” to the Notes to Consolidated Financial Statements for certain financial information by geographic area.

Rolled Products

Our aluminum sheet products manufactured by this segment are sold to distributors, as well as end-users, principally for use in building and construction, transportation and consumer durables. Building and construction is the largest industry sector for our common alloy aluminum sheet products. Many of the aluminum sheet end-uses for this segment are seasonal. Demand in the building and construction and transportation sectors is generally stronger in the spring and summer seasons than in the fall and winter seasons. Such factors typically result in higher operating income in the spring and summer months.

Sales of aluminum sheet products are made through the segment’s own sales force which is strategically located to provide North American coverage. The majority of our customer sales agreements in this segment are for a term of one year or less.

Zinc

Most of our zinc products are sold directly to end-users. Most of our agreements with zinc customers are for a term of one year or less. We historically have maintained no significant backlog of orders for zinc products.

Competition

The worldwide aluminum and zinc industries are highly competitive. Aluminum also competes with other materials such as steel, plastic and glass for various applications.

Aluminum Recycling

The principal factors of competition in our aluminum recycling segment are price, metal recovery rates, proximity to customers, molten metal delivery capability, environmental and safety regulatory compliance and other types of services. Freight costs also limit the geographic areas in which we can compete effectively. Our largest domestic aluminum competitor is Wabash Alloys, a secondary aluminum processor, followed by several smaller competitors.

Rolled Products

Our aluminum rolled product business competes in the production and sale of common alloy aluminum sheet products. In the sectors in which we compete, the industry leaders include Alcoa, our company, Novelis, Quanex and Jupiter. In addition, we compete with imported products. We compete with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service.

International

The international recycling business is highly fragmented and very competitive. However, we believe we will be able to compete effectively in certain international areas because of our processing technology.

Zinc

The principal factors of competition in the zinc segment are price, customer service and product quality. Competition is regionally focused due to high freight costs. The zinc recycling industry in the U.S. is concentrated among a small number of competitors. For zinc metal, we consider both primary and secondary zinc producers to be competitors.

Raw Materials and Supplies

Aluminum Recycling, International and Zinc

Aluminum and zinc scrap and dross represent the largest component of cost of sales for these segments. The availability and price of scrap and dross depend on a number of factors outside of our control, including general economic conditions, foreign demand for these materials and internal recycling activities by primary aluminum producers. Changes in domestic and worldwide supply and demand for aluminum and zinc scrap have had and will continue to have an effect on the prices that we pay for these raw materials.

The primary sources of aluminum scrap and dross for these segments’ activities include automotive component manufacturers, can stock producers, used beverage cans and aluminum smelters. Many of our aluminum suppliers are also our customers. We also buy aluminum scrap from metal scrap traders on the open market.

A significant portion of our zinc products are produced from zinc dross and other secondary materials provided by the galvanizing and scrap metals industries. In addition, we purchase primary zinc to produce high-grade zinc and for metals distribution purposes. We purchase our zinc raw materials from numerous suppliers. Many zinc galvanizers, which supply us with zinc raw materials, are also our customers. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

Rolled Products

A significant part of the aluminum metal used by this segment’s rolling mills is purchased, principally from or through aluminum scrap dealers or brokers, in the form of aluminum scrap. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in the U.S. and that the volume of its purchases assists it in obtaining scrap at competitive prices. The remaining requirements of this segment are met with purchased primary metal, including metal produced domestically and internationally.

We have six years remaining on a 10-year supply agreement with Glencore Ltd., a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, we committed to purchase a minimum of 120 million pounds of primary aluminum at current market prices from Glencore each year over the 10-year term, which began in January 2001. To date, we have met or exceeded the minimum purchase quantity for each year of the contract.

Energy Supplies

Our operations are fueled by natural gas, which represents the third largest component of our cost of sales, after metal and labor costs. We purchase the majority of our natural gas on a spot-market basis. However, in an effort to acquire the most favorable natural gas costs, we have secured some of our natural gas at fixed price commitments. We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our natural gas requirements.

Seasonality

Many of our rolled products and aluminum recycling segment markets are seasonal. Demand in the rolled products segment is generally stronger in the spring and summer seasons due to higher demand in the building and construction and transportation markets. Our aluminum recycling segment experiences greater demand in the winter and spring seasons due to stronger automotive demand. Such factors typically result in higher operating income in the first half of the year.

Employees

As of December 31, 2004, we had a total of approximately 3,200 employees, consisting of approximately 900 employees engaged in administrative and supervisory activities and 2,300 employees engaged in manufacturing, production and maintenance functions. Collectively, approximately 1,000 of our domestic employees are covered by collective bargaining agreements. One of these agreements covering 16 employees will expire and require renegotiation in September 2005. Labor relations with employees have been satisfactory.

Environmental

Our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements.

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

We are performing operations and maintenance (O&M) at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders by agencies in four states for environmental remediation at five sites, two of which are located at our operating facilities.

Our aggregate loss contingency accrual for environmental matters was $6.4 million and $1.0 million at December 31, 2004 and 2003, respectively, which covered all environmental loss contingencies that we have determined to be probable and reasonably estimable. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at permitted landfills at our Sapulpa, Oklahoma and Morgantown, Kentucky facilities. If salt cake were ever classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase, which could result in significant increased expenditures.

Our two landfill sites have finite lives and we incur costs related to retiring them. The amounts recognized for landfill asset retirement obligations, as of December 31, 2004, were $4.9 million for our Morgantown, Kentucky landfill and $0.8 million for our Sapulpa, Oklahoma landfill. The related asset retirement cost for each facility was capitalized as a long- lived asset (asset retirement cost), which is to be amortized over the remaining useful life of the landfills. We spent $2.4 million in 2004 and expect to spend approximately $2.5 million in 2005 for expansion of our landfill at Morgantown, Kentucky. Our accruals related to our landfills are not required by any government or court order or administrative action. See Note L—“Asset Retirement Obligations” of the Notes to Consolidated Financial Statements.

Our expected total expenditures for capital improvements regarding environmental control facilities for 2005 and 2006 are currently expected to be $7.5 million.

ITEM 2.	PROPERTIES

Our production and manufacturing facilities are listed below by segment.

Segment	Location	Owned/Leased
Aluminum Recycling	Uhrichsville, Ohio	Owned
	Coldwater, Michigan	Owned
	Morgantown, Kentucky	Owned
	Post Falls, Idaho	Owned
	Shelbyville, Tennessee	Owned
	Sapulpa, Oklahoma	Owned
	Saginaw, Michigan	Owned
	Loudon, Tennessee	Owned
	Chicago Heights, Illinois	Owned
	Goodyear, Arizona	Leased
	Bedford, Indiana	Owned
	Elyria, Ohio	Owned
	Rock Creek, Ohio	Owned
Rolled Products	Lewisport, Kentucky	Owned
	Uhrichsville, Ohio	Owned
	Carson, California	Owned
	Bedford, Ohio	Leased
International	Töging, Germany	Owned
	Grevenbroich, Germany	Owned
	Monterrey, Mexico	Owned
	Swansea, Wales	Leased
	Pindamonhangaba, Brazil	Owned
Zinc	Houston, Texas (2)	Owned
	Clarksville, Tennessee	Owned
	Millington, Tennessee	Owned
	Coldwater, Michigan	Owned
	Spokane, Washington	Leased

Substantially all of our real property, fixtures and equipment at our domestic aluminum recycling and zinc facilities are mortgaged to secure indebtedness under our 10.375% senior secured notes due 2010. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation—Credit Facilities and Refinancing.”

The average operating rates for our wholly owned domestic aluminum recycling and zinc facilities for 2004, 2003 and 2002 were 84%, 73% and 79% of stated capacity. As a result of our Bedford, Indiana facility ceasing melting operations in 2001, certain of its assets were transferred to our other facilities. During 2002, we provisionally suspended operations at our Wendover, Utah facility, and during the fourth quarter of 2003, we permanently closed the facility. In addition, in August 2003, we provisionally suspended operations at our Rockwood, Tennessee plant, which we permanently closed in December 2004.

General Motors has an option to acquire our Saginaw, Michigan facility under its long-term supply agreement with us. This option is exercisable under certain conditions beginning in 2006. If the supply agreement with GM were terminated, GM would then have an option to acquire ownership of the Saginaw facility.

In Louisville, Kentucky, we currently lease approximately 26,000 square feet for our rolled products segment offices. In Irving, Texas, we currently lease approximately 40,000 square feet of office space for financial, accounting and administrative support functions. In Houston, Texas, our zinc segment owns approximately 30,000 square feet of office space for financial and management functions for our zinc operations. We also have three zinc distribution and sales offices that we lease, which are located in Los Angeles, California, Chicago, Illinois and Pittsburgh, Pennsylvania.

In December 2004, we relocated our principal executive corporate offices to Beachwood, Ohio, and have leased approximately 20,000 square feet there for those purposes. Our aluminum recycling segment offices will also be based at that location while the rolled products segment will be moving to smaller commercial headquarters in Louisville, Kentucky in April 2005 when the current lease expires. It is anticipated that the Irving, Texas location will be consolidated to a smaller area through the course of 2005 and the remaining space is expected to be sublet.

We believe that our facilities are suitable and adequate for our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IMCO held a special meeting of stockholders on December 8, 2004. The IMCO stockholders approved the following proposals: (i) the issuance of shares of IMCO common stock to Commonwealth stockholders in connection with the Merger, (ii) the amendment to IMCO’s certificate of incorporation to increase the authorized number of shares of common stock, (iii) the IMCO 2004 Equity Incentive Plan and (iv) the IMCO 2004 Annual Incentive Compensation Plan.

The shares voted with respect to each such proposal were as follows:

1.	Issuance of shares of IMCO common stock to Commonwealth stockholders in connection with the merger with Commonwealth:

For: 10,905,889

Against: 398,157

Abstain: 15,028

Broker Non-Votes: 4,276,422

2.	Amendment to IMCO’s Certificate of Incorporation to increase the authorized number of shares of common stock:

For: 13,798,651

Against: 703,115

Abstain: 15,963

Broker Non-Votes: 1,077,767

3.	The IMCO 2004 Equity Incentive Plan:

For: 8,080,015

Against: 3,183,925

Abstain: 55,134

Broker Non-Votes: 4,276,422

4.	The IMCO 2004 Annual Incentive Compensation Plan:

For: 8,746,698

Against: 2,485,382

Abstain: 86,994

Broker Non-Votes: 4,276,422

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQU ITY SECURITIES

Our Common Stock trades on the New York Stock Exchange (trading symbol: ARS). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our Common Stock, as reported on the New York Stock Exchange composite tape transactions from January 1, 2003 through December 31, 2004. No dividends were declared or paid for those periods.

CALENDAR YEAR	PRICE RANGE
	HIGH	LOW
2003
FIRST QUARTER	$8.59	$5.00
SECOND QUARTER	7.80	5.45
THIRD QUARTER	8.50	6.15
FOURTH QUARTER	10.15	6.19
2004
FIRST QUARTER	$10.05	$8.21
SECOND QUARTER	14.68	8.53
THIRD QUARTER	13.82	9.02
FOURTH QUARTER	17.40	10.31

Cash dividends and repurchases of Common Stock are currently restricted under the terms of our senior credit facilities. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “—Credit Facilities and Refinancing.”

On March 1, 2005, our outstanding shares of Common Stock were held of record by 386 stockholders.

During the fourth quarter of 2004, we made no unregistered sales of our equity securities and did not repurchase any shares of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	(In thousands, except per share data)
	For the Year Ended December 31,
	2004	2003	2002	2001	2000

Revenues	$1,226,597	$892,015	$687,168	$689,337	$846,939
Earnings (loss) before cumulative effect of accounting change	(23,837)	(812)	6,864	(2,722)	283
Cumulative effect of accounting change, net of tax benefit	—	—	(58,730)	—	—

Net income (loss)	$(23,837)	$(812)	$(51,866)	$(2,722)	$283
Net income (loss) per common share:
Basic before cumulative effect	$(1.51)	$(0.06)	$0.47	$(0.18)	$0.02
Basic after cumulative effect	(1.51)	(0.06)	(3.57)	(0.18)	0.02
Dilutive before cumulative effect	(1.51)	(0.06)	0.47	(0.18)	0.02
Dilutive after cumulative effect	(1.51)	(0.06)	(3.54)	(0.18)	0.02
Total assets	1,070,724	550,734	351,410	406,954	433,671
Long-term debt (excluding current maturities)	412,338	223,176	14,550	125,314	128,786
Dividends declared per common share	—	—	—	—	0.24

Our financial position and results of operations have been affected by acquisitions of facilities and companies during certain periods presented. For more information, see Note B—“Acquisitions / Joint Venture Formation” and Note G—“Long Term Debt” of the Notes to Consolidated Financial Statements. See Note P—“Goodwill” of the Notes to Consolidated Financial Statements regarding the goodwill impairment charge recorded in 2002 as a cumulative effect of an accounting change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K. Our discussion of our financial condition and results of operations includes various forward-looking statements about our markets, the demand for our products and services and our projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to our section entitled “—Risk Factors.”

Executive Summary

We are a global leader in aluminum recycling and the production of specification alloys and a leading manufacturer of common alloy sheet. We also are a recycler of zinc and a leading U.S. manufacturer of zinc oxide and zinc dust. Our December 2004 acquisition of Commonwealth Industries, Inc. created a vertically integrated aluminum recycler and sheet manufacturer having 28 facilities worldwide with combined pro forma revenues for 2004 of $2.3 billion. Revenues from our aluminum operations represented approximately 91% of our total combined pro forma revenues for the year ended December 31, 2004.

During 2004, primarily as a result of increased worldwide demand for aluminum and zinc, our total consolidated volume of pounds of metal processed increased by 14% over 2003’s volumes, and our total consolidated revenues increased from $892.0 million in 2003 to $1.2 billion in 2004, representing a 38% increase. Total 2004 revenues were impacted by the addition of $95.1 million in December revenues from the Commonwealth acquisition. Gross profits for 2004 improved by $23.4 million, or 43%, over 2003’s gross profits.

Positive factors on Aleris’ results of operations and financial condition during 2004 included:

•	improved volumes at all business segments;

•	margin improvements and more stable scrap prices due to less buying pressure on scrap supplies from foreign buyers;

•	higher prevailing aluminum and zinc market prices;

•	improved results from our international operations; and

•	inclusion of the results of operations from VAW-IMCO for the full year.

However, negatively impacting Aleris’ results of operations for 2004 were the following:

•	fourth-quarter impairments recorded for underperforming plant facilities and the decision to permanently close our Rockwood, Tennessee facility;

•	higher interest expense due to our 2003 debt refinancing and the acquisition of Commonwealth;

•	amortization of the write-up of acquired inventory of Commonwealth to fair value;

•	increased selling, general and administrative expenses, due principally to the full year impact of VAW-IMCO’s consolidation, compliance with regulations under the Sarbanes-Oxley Act of 2002, and costs associated with the retirement of our former chairman and chief exective officer;

•	significant restructuring charges relating to the Commonwealth acquisition;

•	increased income tax expense due to the establishment of a valuation allowance against certain deferred tax assets; and

•	the bankruptcy of a significant customer which prohibited us from recognizing $3.2 million of revenues from shipments to this customer.

In December 2004, following our acquisition of Commonwealth, we began evaluating and reviewing our results of operations based on four reportable business segments:

•	Our aluminum recycling segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities within the United States; within this segment are two product lines – specification alloys and aluminum recycling – which have been aggregated for financial reporting purposes into one reportable business segment. See Note N—“Segment Information” of the Notes to the Consolidated Financial Statements;

•	Our international segment represents all of our aluminum melting, processing, alloying, and trading activities outside of the United States; within this segment are two reporting units – Europe and Latin America;

•	Our rolled products segment manufactures aluminum sheet for distributors and end-users in the transportation, construction and consumer durables industries; and

•	Our zinc segment represents all of our zinc melting, processing and trading activities.

During the fourth quarter of 2004, we determined that the future cash flows expected to be generated by our Shelbyville, Tennessee aluminum recycling facility were insufficient to support its book value and, as a result, we recorded a $3.7 million impairment charge to reduce the affected assets to their estimated fair values at December 31, 2004. In addition, we wrote down the realizable value of our Mexican dross pile by $0.7 million and we decided to permanently close our Rockwood, Tennessee aluminum recycling plant, resulting in a $0.4 million impairment charge. Both impairment charges were recorded as additional depreciation expense in the aluminum recycling segment.

As a result of the acquisition of Commonwealth, we announced plans to relocate our corporate headquarters from Irving, Texas to Beachwood, Ohio and restructure and consolidate certain duplicative administrative functions. The charges related to these restructuring initiatives, including the termination of certain executives concurrently with the completion of the merger, totaled $10.8 million. The charges cover the reduction of corporate personnel and the retirement of our former interim chief executive officer and former chief financial officer.

Interest expense was higher in 2004, as a result of the refinancing of our debt in October 2003 which resulted in higher overall indebtedness as well as higher interest rates. We expect to incur increased interest expense in 2005 due to the higher levels of indebtedness that we have incurred related to the merger. In November 2004 we issued $125 million of new senior unsecured notes to refinance indebtedness in connection with the merger. We also refinanced outstanding indebtedness under our senior revolving credit facility and amended and restated the terms of that facility. As a result, we now have additional sources of capital available for growth and for our capital expenditures. However, the terms of our new senior unsecured notes, our existing senior secured notes and our amended and restated senior revolving credit facility contain a number of provisions that impose limitations on our ability to grow and expand our businesses.

The following provides our overview of key fiscal 2004 financial metrics, for Aleris as a whole, and our four reportable business segments (in thousands, except per share amounts and percentages):

	Aleris Consolidated	Aluminum Recycling	International	Rolled Products(1)(4)	Zinc
Volumes (pounds) of metal processed	3,451,762	2,099,617	1,033,518	76,738(2)	246,108
Year over year net % increase in total volumes	*	8%	33%	*	3%
Year over year change in percentage of total pounds tolled	4%	3%	7%	*	(2%)
Revenues	$1,226,597	$552,995	$371,649	$95,104	$206,849
Year over year net % change in revenues	38%	15%	45%	*	33%
Segment income(3)	$55,025	$21,817	$21,777	$(523)	$11,954
Net loss	$(23,837)	—	—	—	—
Net loss per basic and diluted share	$(1.51)	—	—	—	—

*	Not applicable

(1)	Reflects only one month’s results of operations because we acquired this business segment, which represented all of Commonwealth’s operations, in December 2004.
(2)	Represents pounds shipped at our rolled products segment plants.
(3)	Excludes unallocated general administrative expenses, interest expense, other (income) expense, net and restructuring charges.
(4)	Pro forma results for this segment, or Commonwealth’s historical operations, for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003, were as follows:

Pro forma Rolled Product Segment (formerly Commonwealth) operating results:

Volumes (pounds) shipped	1,006,384
Year over year net % increase in total pounds shipped	28%
2004 revenues	$1,139,824
Year over year net % change in revenues	39%
Loss from continuing operations	$(2,215)

Cash and cash equivalents for the fiscal year ended December 31, 2004 totaled $17.8 million, an increase from the December 31, 2003 balance of $14.8 million. We generated positive operating cash flow of $2.1 million during 2004, primarily due to improved operating results, excluding non-cash charges.

On a combined pro forma basis, assuming that Aleris and Commonwealth had been operating together on a consolidated basis since January 1, 2003, and after giving effect to our 2004 financing transactions as if they had occurred at that time, our total pro forma revenues for 2004 would have increased over total pro forma 2003 revenues by $581.5 million, and pro forma gross profits for 2004 would have increased over pro forma 2003 gross profits by $52.5 million. However, the pro forma net loss for 2004 would have increased by $20.1 million over 2003’s pro forma net loss, principally due to merger-related costs. See, “—Effects of Merger with Commonwealth Industries, Inc.” below.

We anticipate improvement in our results of operations in 2005 as compared to pro forma 2004 results, largely driven by our rolled products segment which is expecting higher margins in 2005 compared to 2004. We are forecasting improvements in all of our business segments for 2005, assuming continued improvement in the U.S. manufacturing sector and higher metal prices in 2005.

We intend that the discussion of our financial condition and results of operations that follows will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

For a discussion of factors that could impact our future operating results and financial condition, see the section entitled “Risk Factors” below.

Effects of Merger with Commonwealth Industries, Inc.

In December 2004, we acquired all of the outstanding common stock of Commonwealth Industries, Inc., with Commonwealth merging with an indirect wholly-owned subsidiary of Aleris. We also changed our name from IMCO Recycling Inc. to Aleris International, Inc. The merger created a vertically integrated aluminum recycler and sheet manufacturer with combined pro forma revenues for 2004 in excess of $2 billion, approximately 3,200 employees and 28 facilities worldwide. Our corporate headquarters are now located in Beachwood, Ohio, a suburb of Cleveland. Activities at our former corporate headquarters in Irving, Texas and Louisville, Kentucky, will be reduced accordingly. As a result of the acquisition, operations from the former businesses of Commonwealth have been included in a fourth reportable business segment, rolled products.

Under the terms of the merger, we issued approximately 13.6 million shares of Aleris common stock to former Commonwealth stockholders (based on an exchange ratio of 0.815 Aleris shares for each share of Commonwealth). In connection with the merger, we recognized approximately $10.8 million of employee severance and other charges associated with the reduction of corporate personnel at our former headquarters in Irving, Texas and the retirement of our former interim chief executive officer and former chief financial officer. Additionally, interest expense increased with the assumption of debt associated with the rolled products business and because of additional debt incurred to finance costs associated with the merger.

As a result of the merger, we expect to benefit from the adoption of best practices company-wide (particularly in metal melting), procurement savings due to our greater size, the elimination of redundant selling, general and administrative costs, greater technological capabilities and improved access to lower-cost capital. We anticipate that annual cost savings of $25 million as a result of the merger could be realized over the next 18 to 24 month period.

The following table presents certain pro forma condensed combined operating results of our company as if the merger and related financing transactions had occurred on January 1, 2003 (in thousands):

	For the year ended December 31,
	2004	2003
Revenues	$2,271,317	$1,689,840
Cost of sales	2,117,473	1,588,535

Gross profits	153,844	101,305
Selling, general and administrative expense	92,175	73,125
Interest expense	44,885	32,963
Restructuring and merger related charges	33,741	—
Other (income) expense, net	(1,594)	(1,145)

Loss before income taxes and minority interests	(15,363)	(3,638)
Provision for (benefit from) income taxes	7,614	(1,129)
Minority interests, net of provision for income taxes	214	560

Net loss	$(23,191)	$(3,069)

Effects of Consolidation of VAW-IMCO

Prior to 2003, the share capital of VAW-IMCO had been 50% owned by us and 50% by Hydro Aluminium Deutschland GmbH (and its predecessors). In March 2003, we entered into an agreement under which VAW-IMCO became obligated to redeem the shares owned by Hydro Aluminium Deutschland. The redemption liability was to be paid over a period of years. As a result of this agreement, we acquired voting control of

VAW-IMCO, and effective March 1, 2003, the financial condition and results of operations of VAW-IMCO were consolidated with ours. Prior to March 1, 2003, the results of operations of VAW-IMCO were reflected in our consolidated financial statements under the equity method of accounting.

In November 2003, we funded VAW-IMCO’s prepayment to Hydro Aluminium Deutschland of this redemption obligation. VAW-IMCO paid Hydro Aluminium Deutschland a total of approximately $28.3 million in exchange for the payment in full of the outstanding share redemption liability, plus an aluminum recycling furnace, related assets, and real estate located on and adjacent to a VAW-IMCO facility.

General

For the year ended December 31, 2004, approximately 59% of our aggregate recycling volumes in our aluminum recycling, international and zinc segments, consisted of products tolled for our customers. Tolling revenues reflect only our processing costs and profit margin. Our recycling activities also involve processing, recovery and alloying of aluminum and zinc metal and the production of value-added zinc products for sale by us. The revenues from these sales transactions include the cost of the metal, as well as the processing cost and our profit margin. Accordingly, tolling business produces lower revenues and costs of sales than product sales business. Variations in the mix between tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit. As a result, in these three recycling segments, we consider processing volume to be a more important determinant of performance than revenues. In the rolled products segment, our activities include manufacturing common alloy aluminum sheet for distributors and customers in the transportation, construction and consumer durables end-use industries, and our comparable volume measure is packed pounds, or pounds produced, at these facilities.

In 2004, we experienced an increase in the percentage of metals tolled, compared to 2003. This increase was principally the result of increased tolling volume at our aluminum recycling facilities, and an increase in tolling volume at our Mexican and German international facilities.

In prior years, recycling volumes had been declining, and we took steps to counter reduced demand. We closed four aluminum recycling facilities and one zinc recycling facility, and have reduced the number of furnaces we operate at other aluminum recycling facilities. We have redeployed some of these assets to our other operations. As processing volumes increased in 2004, these steps resulted in higher segment profitability.

The following table shows information concerning total pounds processed, percentage of total pounds processed under tolling agreements, total rolled products packed pounds, total revenues and total gross profits (in thousands, except percentages):

	For the Years Ended December 31,
	2004	2003	2002
Pounds processed—Recycling Segments	3,379,243	2,956,028	2,536,019
Percent of pounds tolled	59%	55%	59%
Packed pounds—Rolled Products Segment	72,519	—	—
Revenues	$1,226,597	$892,015	$687,168
Gross profits	$77,963	$54,587	$46,472

In addition to our product sales business, we also enter into metal brokerage transactions under which we buy metal from primary and other producers and then sell the metal to end-users. These transactions involve buying and selling metal without processing it. Also, in order to facilitate acquiring metal for our production processing, we occasionally enter into metal “swap” transactions where we agree to exchange our recycled finished goods for scrap raw materials. As with the product sales business, the brokerage business increases our working capital requirements and subjects us to greater price risk associated with fluctuations in the metals commodities markets. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” and Note A—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Segment Information

Following the December 2004 acquisition of Commonwealth Industries, Inc., we now have four business segments that meet the reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note N—“Segment Information” of the Notes to Consolidated Financial Statements. Reportable segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation.

Our aluminum recycling segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities, including investments in joint ventures, within the United States. Under this segment, we have two operating segments—specification alloys and aluminum recycling—which have been aggregated for financial reporting purposes into one reportable business segment. Our international segment represents all of our aluminum melting, processing, alloying, and trading activities outside of the United States. Our rolled products segment manufactures aluminum sheet for distributors in the transportation, construction and consumer durables end-use industries. Our zinc segment represents all of our zinc melting, processing and trading activities.

The following table sets forth, for the periods indicated, aluminum recycling, international, rolled products (whose results reflect only the month of December 2004), and zinc segment information for pounds processed, tolling percentage, revenues, income and assets (in thousands, except percentages):

	For the Year Ended December 31,
	2004	2003	2002
Pounds Processed:
Aluminum Recycling	2,099,617	1,938,777	2,144,798
International	1,033,518	778,810	157,849
Zinc	246,108	238,441	233,372

Total Pounds Processed	3,379,243	2,956,028	2,536,019
Rolled Products, Packed Pounds	72,519	—	—
Percentage Tolled:
Aluminum Recycling	66%	63%	64%
International	59%	52%	74%
Zinc	1%	3%	3%
Total Percentage Tolled	59%	55%	59%
Revenues:
Aluminum Recycling	$552,995	$479,585	$505,683
International	371,649	256,386	23,952
Rolled Products	95,104	—	—
Zinc	206,849	156,044	157,533

Consolidated revenues	$1,226,597	$892,015	$687,168

	For the Year Ended December 31,
	2004	2003	2002
Segment Income (loss):
Aluminum Recycling	$21,817	$12,621	$34,938
International	21,777	17,310	1,536
Rolled Products	(523)	—	—
Zinc	11,954	4,895	3,677

Total Segment Income	$55,025	$34,826	$40,151
Unallocated general and administrative expenses	(32,205)	(20,919)	(17,988)
Unallocated interest expense	(28,790)	(15,806)	(9,727)
Fees on receivables sale	—	(843)	(1,698)
Unallocated restructuring and merger related charges	(10,754)	—	—
Unallocated interest and other income	585	1,246	530

Earnings (loss) before income taxes and minority interests	$(16,139)	$(1,496)	$11,268

Assets:
Aluminum Recycling	$236,673	$232,209	$185,657
International	201,881	175,345	47,286
Rolled Products	488,989	—	—
Zinc	108,923	109,815	80,277
Other unallocated assets	34,258	33,365	38,190

Consolidated assets	$1,070,724	$550,734	$351,410

The accounting policies of the reportable segments are the same as those described in Note A—“Summary Of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. We evaluate segment performance based on gross profit or loss from operations, net of selling expenses. Income taxes, interest, fees on receivables sale, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Inter-segment sales and transfers are typically recorded at market value. Net profits on inter-segment sales and transfers were immaterial for the periods presented. Consolidated cash, net capitalized debt costs, net current deferred tax assets and assets located at our corporate headquarters are not allocated to the reportable segments. Also, see Note N— “Segment Information” of the Notes to Consolidated Financial Statements for additional segment disclosures.

Results of Operations

2004 vs. 2003 and 2003 vs. 2002

Production

During 2004, within our aluminum recycling, international and zinc segments, we melted 3.38 billion pounds, an increase of 14% from 2.96 billion pounds in 2003. During 2003, we melted 2.96 billion pounds, an increase of 17% from 2.54 billion pounds in 2002.

During December, 2004, we completed our acquisition of Commonwealth, and in that month we shipped 76.7 million pounds of aluminum products from our rolled products segment. The rolled products segment represents the facilities that were acquired in the merger with Commonwealth.

Our tolling percentage has increased from 2003 returning to a level comparable to that experienced in 2002. This increase is due to more tolling volume at both our aluminum recycling and international facilities as a result of improved economic conditions.

The following table shows the total pounds processed for the recycling segments, the percentage change from the prior period, the percentage tolled for the aluminum and zinc segments and the packed pounds for the rolled products segment (in thousands, except percentages):

	For the Years Ended December 31,			2004 over 2003 % change	2003 over 2002 % change
	2004	2003	2002
Pounds Processed:
Aluminum Recycling	2,099,617	1,938,777	2,144,798	8%	-10%
International	1,033,518	778,810	157,849	33%	393%
Zinc	246,108	238,441	233,372	3%	2%

Total Pounds Processed	3,379,243	2,956,028	2,536,019	14%	17%
Percentage Tolled:
Aluminum Recycling	66%	63%	64%
International	59%	52%	74%
Zinc	1%	3%	3%
Total Percentage Tolled	59%	55%	59%
Packed Pounds, Rolled Products	72,519	—	—
Packed Pounds, Rolled Products (pro forma)	987,687	773,058	914,106

Aluminum Recycling Production

Our aluminum recycling production rose 8% in 2004 compared to 2003 after decreasing 10% in 2003 compared to 2002. In 2004, this business experienced increased volume at almost all production facilities as the U.S. manufacturing sector rebounded from the prolonged low level of U.S. industrial activity. In addition, scrap availability, which had been reduced as a result of foreign buying, increased.

Within this segment we have closed capacity over the prior three years and have redeployed assets where practicable to maximize their value to us. These actions included provisionally suspending our Rockwood, Tennessee aluminum recycling facility in 2003, and permanently closing this facility in 2004. In addition, we closed our Wendover, Utah aluminum recycling facility in the fourth quarter of 2003. Materials that normally would be processed at these facilities have instead been shipped to our other facilities for processing.

Total volumes processed at our specialty alloy facilities in this segment have increased yearly since 2002. We continue to experience high demand for spec alloys from the auto manufacturing industry, which is served principally by our spec alloy plants. A capital project to expand the Saginaw, Michigan alloying facility is expected to be completed in 2005. In early 2005, however, we have seen reductions in U.S. automotive production which, if continued, would negatively impact our specialty alloy business.

International Production

Metal processed at our foreign facilities has increased sharply since 2002, reflecting our recent acquisition of operations in Monterrey, Mexico, Pindamonhangaba, Brazil, and VAW-IMCO in Germany, as well as expansions in both Mexico and Germany.

Additionally, we are planning in 2005 to begin processing magnesium in Töging, Germany. The design capacity of this plant is 15,000 metric tons of annual magnesium production. The production from this facility will serve customers in the automotive industry. Another facility in Germany is scheduled to be built and become operational in 2006.

Rolled Products Production

During December 2004, we completed our merger with Commonwealth, and in that month we packed 72.5 million pounds of aluminum products from our rolled products segment. Packed pounds represent production from our rolled products facilities. On a full year pro forma basis, rolled products packed pound volumes increased 28% in 2004 compared to 2003. Greater demand in the building and construction business transportation and distribution industries were the principal drivers of this increase.

Zinc Production

Zinc production increased 3% in 2004 compared to 2003 and it increased 2% in 2003 compared to 2002. These increases mainly reflect greater demand from customers for our zinc oxide and zinc dust products. As is the case with of our other segments, we have also installed a number of new furnaces in these operations to increase productivity and efficiency.

During 2004 we ceased zinc oxide production at our Hillsboro, Illinois leased facility. Production normally done at this facility has been moved to our Millington and Clarksville facilities. There was no impairment charge associated with ceasing production at Hillsboro—our productive assets at this facility were fully depreciated.

Revenues

The following table shows the total revenue for our four reportable business segments since 2002 and the percentage change from the prior period (in thousands, except percentages):

	For the Year Ended December 31,			2004 over 2003	2003 over 2002
	2004	2003	2002	% change	% change
Revenues:
Aluminum Recycling	$552,995	$479,585	$505,683	15%	(5%)
International	371,649	256,386	23,952	45%	970%
Rolled Products	95,104	—	—	—	—
Zinc	206,849	156,044	157,533	33%	(1%)

Consolidated revenues	$1,226,597	$892,015	$687,168	38%	30%

Our total consolidated revenue has increased by 78% since 2002. This increase is more than the percentage increase in our metal processed, primarily due to the acquisition of Commonwealth, the consolidation of our German operations (which through March 2003 had been accounted for under the equity method of accounting) and higher zinc and aluminum prices.

Aluminum Recycling Revenues

Revenues increased $73.4 million, or 15%, in 2004 as compared to 2003. This increase is due to increases in volumes processed at both our aluminum recycling and specification alloy facilities as well as higher aluminum prices in 2004 compared to 2003.

The principal reasons for the 5% decline in revenues in 2003 compared to 2002 were lower processing volumes, due to lower aluminum can recycling rates, the closure of customer facilities in the Pacific Northwest due to higher energy costs in that region and the low level of U.S. industrial activity during most of that time. Further, the closure of our Wendover, Utah facility reduced revenue in this segment.

International Revenues

Revenues from our international segment increased $115.3 million, or 45%, in 2004 as compared to 2003. This increase is a result of our foreign acquisitions and expansions and increased volumes. Most of this growth is due to our consolidation of VAW-IMCO, and, to a lesser degree, reflects our increasing operations in Mexico, as well as operations in Brazil. With the consolidation of VAW-IMCO, the majority of our revenues in this segment represent product sales as opposed to tolling fees. VAW-IMCO’s revenues are closely tied to the European auto industry, since approximately 60% of its annual output is provided to that industry.

Rolled Products Revenues

During December 2004, we acquired Commonwealth, and in that month, revenues totaled $95.1 million. Pro forma full year revenues for this segment in 2004 totaled $1,139.8 million, an increase of $322.1 million or 39% over 2003 pro forma revenues. The increased pro forma revenues resulted from a 28% increase in volumes shipped as well as higher per pound selling prices.

Zinc Revenues

Our zinc segment revenues increased by $50.8 million, or 33%, in 2004. This increase is due almost entirely to the overall increase in the LME price of zinc. Since the end of 2003, the overall price of zinc has increased approximately 27%.

Gross Profits

The following table shows the total income for our segments, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profits (in thousands, except percentages):

	For the Year Ended December 31,			2004 over 2003 % change	2003 over 2002 % change
	2004	2003	2002
Segment Income:
Aluminum Recycling	$21,817	$12,621	$34,938	73%	-64%
International	21,777	17,310	1,536	26%	1027%
Rolled Products	(523)	—	—	—	—
Zinc	11,954	4,895	3,677	144%	33%

Total segment income	$55,025	$34,826	$40,151	58%	-13%

Items not included in gross profits:
Plant selling expense	$5,534	$4,859	$4,634	14%	5%
Management selling, general and administrative expense	16,768	13,031	3,926	29%	232%
Equity in earnings of affiliates	267	(789)	(2,403)	n/a	n/a
Other income	369	2,660	164	-86%	1522%

Gross Profits	$77,963	$54,587	$46,472	43%	17%

Aluminum Recycling Segment Income

In 2004, our aluminum recycling segment benefited from favorable spreads between scrap purchase prices and metal prices, higher volumes and lower impairment charges. In 2004 this segment recorded impairment charges of $3.7 million for the Shelbyville, Tennessee plant and $0.4 million for the Rockwood Tennessee facility, which was permanently closed. In 2003, impairment charges of $5.9 million were recorded. The 2003 charges were the result of permanently closing our Wendover facility as well as impairment charges for certain other assets held for sale in this segment that were written down to their appraised values. See Note E—“Property and Equipment” of the Notes to Consolidated Financial Statements. Segment income for 2004 was negatively impacted by

INTERMET Corporation’s bankruptcy filing in September 2004. We did not recognize approximately $3.2 million of revenues from shipments of specification aluminum alloys to that customer as a result.

Our 2003 segment income was considerably below 2002’s primarily due to lower margins for our spec alloy products as we found it more difficult in 2003 to obtain suitable scrap metal at favorable prices due to significant scrap purchases by foreign buyers. We also continued to be affected by the shutdown of primary smelter capacity in the Pacific Northwest and we experienced reduced demand for our recycling services in the southeastern U.S. Finally, a 13% increase in natural gas prices on a per unit basis in 2003 compared to 2002 also reduced results in this segment.

International Segment Income

Income from our international segment increased 26% in 2004 compared to 2003 due to improved results at our Latin American and German plants. Increased volumes and revenues at these locations generated the majority of the increase. In addition, VAW-IMCO’s results included a full year in 2004 versus only 10 months in 2003, as this operation was fully consolidated beginning in March 2003. We anticipate further expansion of VAW-IMCO’s operations in the near term as a new magnesium facility was added in late 2004, and another German facility will be built during 2005 for operations in 2006.

In 2003, the consolidation of VAW-IMCO and the improved results in Mexico drove our income significantly higher than in 2002. In 2002, VAW-IMCO’s results were reported on the equity method and only 50% of its after-tax income was included in this segment. Our Mexico facility has increased its profitability due to our expansion of this operation in 2002 and the installation of our furnace technology, which has increased metal recoveries.

Rolled Products Segment Income

Rolled products reported a $0.5 million segment loss for the period from the acquisition of Commonwealth to December 31, 2004. These results include $5.4 million of additional cost of sales related to the amortization of the write-up of acquired inventory to selling prices less costs to complete and sell, as required by SFAS 141 “Business Combinations”, as well as unrealized gains on derivative financial instruments of $2.6 million. From a business standpoint, metal margins increased in the period and we expect them to show further improvement in 2005.

Zinc Segment Income

Our zinc segment income increased $7.1 million or 144% in 2004. The overall supply/demand situation for zinc improved late in 2003 and, as a result, zinc prices rose all during the year. This price action increased the overall margins for our zinc products. In 2004, we closed our Hillsboro, Illinois oxide facility, but oxide volumes increased as our Clarksville and Millington, Tennessee facilities were able to offset the decline from Hillsboro.

Other Expense and Income Items

(in thousands, except percentages)

	For the Year Ended December 31,			2004 over 2003 % change	2003 over 2002% change
	2004	2003	2002
Selling, general and administrative expense	$54,507	$38,808	$26,549	40%	46%
Fees on receivables sale	—	843	1,698	—	-50%
Interest expense	28,790	15,806	9,727	82%	62%
Restructuring and merger related charges	10,754	—	—	—	—
Other (income) expense, net	(216)	1,415	(367)	n/a	n/a
Equity in net (earnings) loss of affiliates	267	(789)	(2,403)	n/a	n/a

Selling, General & Administrative Expense

Selling, general and administrative expense increased significantly in 2004 compared to 2003. Executive severance costs related to the retirement of our former chairman and chief executive officer, the inclusion of one month’s expenses of Commonwealth, the increased costs of compliance as a result of the Sarbanes-Oxley Act of 2002 and the inclusion of VAW-IMCO within our consolidated results for the entire year in 2004, accounted for the increase. In 2003, these costs increased over 2002 largely as a result of the consolidation of VAW-IMCO and higher professional fees. Professional fees were approximately 67% higher in 2003 than in 2002.

Fees on Receivables Sales

Our former receivables sale facility was eliminated in connection with our October 2003 refinancing transactions. See Note C—“Sale of Receivables” of the Notes to Consolidated Financial Statements. In 2003, our fees on receivable sales decreased compared with 2002, mainly due to lower prevailing interest rates throughout this period and lower volumes of receivables sold.

Interest Expense

For 2004, interest expense was higher primarily due to the October 2003 refinancing of substantially all of our debt and because of the addition of debt related to the acquisition of Commonwealth. We refinanced our debt in October 2003 because our then-existing credit facilities were scheduled to expire by their own terms at the end of 2003. The effective annual interest rate under that former revolving credit facility was approximately 7.7%. In connection with the October 2003 refinancing, we replaced the former revolving credit facility with a new senior secured revolving credit facility and an issuance of senior secured notes. The annual interest rate on the senior secured notes is 10 3/8%. As part of this refinancing, we were required to use a portion of the proceeds from the new senior secured revolving credit facility and the 10 3/8% senior secured notes to repurchase our previously sold receivables under our former receivables sales facility, which was terminated in October 2003. In connection with the merger transaction with Commonwealth, in November 2004 we sold $125 million of new 9% senior unsecured notes and in December 2004, we amended and expanded the borrowing capacity of our revolving credit facility. See Note G—“Long Term Debt” of the Notes to Consolidated Financial Statements.

Interest expense in 2003 increased compared to 2002 because of the October 2003 refinancing transactions discussed above and because of higher levels of outstanding borrowing on our financial statements due to the consolidation of VAW-IMCO.

Restructuring and Merger Related Charges

The restructuring charges recorded in 2004 represent severance costs for redundant personnel positions eliminated as a result of the merger as well as the retirement of our former interim chief executive officer and former chief financial officer. See Note H—“Restructuring and Merger Related Costs” of the Notes to Consolidated Financial Statements. We expect that certain other restructuring costs associated with eliminating redundant office facilities and additional headcount eliminations will be recorded in this category in 2005.

Other (Income)/Expense, Net

Other income in 2004 consisted primarily of interest income, gains and losses on foreign currency transactions and gains and losses on asset sales. In 2003, we recorded a $0.8 million charge for the early extinguishment of debt and a $1.9 million impairment charge for certain assets held for sale. See Note E—“Property and Equipment” of the Notes to Consolidated Financial Statements. Partially offsetting this amount in 2003 was an unrealized foreign currency gain of $1.9 million related to certain intercompany notes with foreign subsidiaries, due primarily to the increase in the value of the Euro against the U.S. dollar in 2003.

        Earnings (Loss) Before Income Taxes, Minority Interests and Cumulative Effect of Accounting Change

Earnings before income taxes, minority interests and cumulative effect of accounting change decreased in 2004 compared to 2003, because of the reasons discussed above, specifically the increased selling, general and administrative expenses, restructuring and merger related charges and interest expense. These factors more than offset the improvements from our operating results.

In 2003, our earnings before income taxes, minority interests and cumulative effect of accounting change decreased compared to 2002. The decrease was primarily the result of increased selling, general and administrative costs and higher interest expense which more than offset the gross profits improvements.

Provision for (Benefit from) Income Taxes

Income tax expense was $7.5 million in 2004 compared to a benefit of $1.2 million in 2003. The 2004 income tax expense consists of a provision of $8.4 million from foreign jurisdictions and a $0.9 million domestic tax benefit. Management determined the need at year end 2004 for a valuation allowance against the domestic net deferred tax assets that existed prior to the acquisition of Commonwealth. This determination was based on the fact that we changed from a net deferred tax liability position to a net deferred tax asset position as of the end of 2004, combined with the negative evidence of current year tax losses and cumulative losses in recent years. Even though we are projecting future taxable income, management did not believe that this subjective positive evidence was enough to overcome the objective negative evidence of current year tax losses and cumulative losses in recent years to conclude that it is more likely than not that our future taxable income will be substantial enough to realize our net domestic deferred tax assets. The acquisition of Commonwealth resulted in $21.3 million of additional net deferred tax assets. We have recorded a full valuation allowance against these net deferred tax assets through purchase accounting, again due to Commonwealth’s historical cumulative losses in recent years prior to the acquisition. If these net deferred tax assets are ultimately realized, the valuation allowance set up through purchase accounting for Commonwealth will be reversed as a reduction of income tax expenses under SFAS 109, “Accounting for Income Taxes”, since there is no goodwill or other noncurrent intangible assets related to this acquisition based on our preliminary purchase price allocation to the assets and liabilities acquired.

In establishing valuation allowances for the company’s net deferred tax asset position and the net deferred tax assets resulting from the Commonwealth acquisition, management also considered federal income tax regulations regarding change in ownership which will or could serve to limit the amount of net operating loss and tax credit carry forwards, which can be utilized in any given year.

At December 31, 2004, except for deferred tax assets related to a portion of the foreign tax credit that can be carried back against prior year taxes, all of our domestic net deferred tax assets were offset by these valuation allowances.

In accordance with the provisions of SFAS 109, we expect to maintain the tax valuation allowances recorded at December 31, 2004 until sufficient positive evidence (for example, cumulative positive earnings and estimated future taxable income) exists to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction of the otherwise determinable income tax expense.

The income tax benefit recognized in 2003 resulted from the application of the federal statutory rate to our domestic pre-tax losses, partially offset by foreign income tax expense recognized on the pre-tax income of VAW-IMCO from the time of consolidation through December 31, 2003.

In 2002, we recorded income tax expense of $3.8 million, representing a 34% effective tax rate.

Cumulative Effect of Accounting Change

In 2002, we recorded an impairment loss (net of the effect of taxes) of $58.7 million related to the adoption of SFAS 142 “Accounting for Goodwill.” In 2004 and 2003, there were no similar accounting changes recorded.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of our derivative instruments under SFAS 133, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note A—“Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

The following critical accounting policies affect our more significant judgments and estimates used to prepare the consolidated financial statements.

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

Property and Equipment

We review the carrying value of property and equipment to be held and used when events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important that could trigger an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates, which may be affected by the occurrence of certain events, including changes in economic and competitive conditions.

Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we are required to perform annual impairment tests of our goodwill and more frequently in certain circumstances. We have elected to test for impairment on December 31 of each year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes allocated goodwill. These projections include assumptions about aluminum and zinc prices, as well as natural gas and other operating costs. Due to the inherit volatility of commodity prices, actual results may vary from these projections, and could require an adjustment to be recorded. Other key assumptions used to determine the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rates and the discount rate used, which is based on our current cost of capital adjusted for the risks associated with our operations. If the determined fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill, which requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the overall economic environment on our customer base, or a material negative change in our relationships with significant customers.

Credit Risk

We recognize our allowance for doubtful accounts based on our historical experience of customer write-offs as well as specific provisions for customer receivable balances. In establishing the specific provisions, we make assumptions with respect to the future collectibility of amounts currently owed to us. These assumptions are based upon such factors as the customer’s ability to meet and sustain their financial commitments, their current and projected financial condition and the occurrence of changes in their general business, economic or market conditions that could affect their ability to make required payments to us in the future. In addition, we provide reserves for customer rebates, claims, allowances, returns and discounts based on, in the case of rebates, contractual relationships with customers, and, in the case of claims, allowances, returns and discounts, our historical loss experience and the lag time between the recognition of the sale and the granting of the credit to the customer. Our level of reserves for our customer accounts receivable fluctuates depending upon all of these factors. Significant changes in required reserves may occur in the future if our evaluation of a client’s ability to pay and assumptions regarding the relevance of historical data proves incorrect.

Environmental Liabilities

Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Based on the results of this process, we provide reserves for environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. We often cannot predict with certainty the total costs, liability with respect to these total costs, or the timing of the ultimate disposition of these matters. Due to these uncertainties, the precision of the estimated liabilities may be subject to significant changes.

Revenue Recognition

Revenue from the sale of products is recognized when title transfers or risk of loss passes, which is generally as orders are completed and shipped. Certain customer orders provide for transfer of title or risk of loss at the time the shipments are received at their facilities. We recognize revenues at the time shipments are received by these customers. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. We require that persuasive evidence of a revenue arrangement exists, delivery of product has occurred or tolling services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured before revenue is realized and earned.

Deferred Income Taxes

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

In determining the adequacy of recorded valuation allowances, management assesses our profitability by taking into account the present and anticipated amounts of domestic earnings or losses as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. We maintain recorded valuation allowances until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support their reversal. In the event that our future income is more or less than estimated, our future tax expense could increase or decrease to reflect the change in these estimated valuation allowances.

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

Our deferred gains and losses related to cash flow hedges which are considered effective under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” accumulate in our balance sheet (in other comprehensive income (loss)) until the maturity of our respective hedging agreements. Gains and losses on the ineffective portion of our hedges are marked to market and recorded as either increases or decreases in cost of sales in the current period. Our rolled products and international business segments’ metal hedging activities during 2004 did not meet SFAS 133’s requirements for the election to defer gains and losses and we anticipate this to be the case in the future. As a result, all of the related gains and losses on these hedges are reflected in current period earnings. In addition, certain portions of our aluminum recycling and zinc metal hedges have been determined to be ineffective. The unrealized gains and losses related to the ineffective portion of these hedges are recorded as a component of cost of sales.

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

The counter-parties to the financial hedge agreements and futures contracts discussed above expose us to losses in the event of non-performance; however, our management currently does not anticipate any non-performance by existing counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities. Typically, we do not require collateral to support counter-party transactions.

We use what we believe are reasonable assumptions and where applicable, established valuation techniques, in making our determination of the effectiveness of our derivative instruments for financial reporting purposes. However, such determinations are subject to change as movements in the hedged items may not correspond with the movement in the hedge instrument with enough precision to allow us to continue to defer gains and losses on the hedge instruments. As a result, we are subject to unexpected and potentially significant changes in our operating results to the extent we are unable to defer these gains and losses.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are accrued based on annual analyses performed by our actuaries. These analyses are based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Our expected rate of return on plan assets is a long-term assumption based upon our target asset mix. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, we look at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the Moody’s Aa bond index, as adjusted for specific items, including the difference between the average maturity dates of the bonds comprising the Moody’s portfolio and the underlying duration of the plans’ liabilities, as well as the construction of a hypothetical bond portfolio whose cash flow match the year-by-year projected benefit cash flows from our pension and retiree health plans. The resulting yields serve as the basis for determining our best estimate of the effective settlement rate. As the majority of our pension and all of our postretirement benefit obligations resulted from the acquisition of Commonwealth in December 2004, a decrease or increase in the discount rate by one-half of one percent would not have resulted in a material change in our reported net periodic benefit costs.

Unrecognized actuarial gains and losses relating to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group, to the extent they are significant enough to require amortization under the provisions of SFAS 87 “Employees’ Accounting for Pensions.”

The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe difference in actual experience or changes in assumptions will materially affect our financial position or results of operations.

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

Cash Flows from Operations

Cash flows from our operating activities for 2004 are the result of net income, deferred taxes, depreciation and amortization, non-cash restructuring and merger related charges and changes in operating assets and liabilities (or working capital). Operations provided $2.1 million of cash during 2004 compared to using $8.3 million in 2003. Changes in operating assets and liabilities used cash of $21.8 million in 2004. In 2003, the repurchase of our previously sold receivables in conjunction with our debt refinancing in October of that year resulted in using cash of $42.0 million for operating assets and liabilities. Due to restructuring charges, asset impairments and the merger with Commonwealth, a net loss of $23.8 million was recorded in 2004, as discussed above, compared to the loss of $.8 million in 2003.

During the year ended December 31, 2004, our accounts receivables outstanding increased and this represented a cash use of $2.9 million. During 2003, receivables increased significantly because we repurchased receivables which were sold as part of our refinancing in October 2003. The total increase in accounts receivable in 2003 was $49.4 million.

Inventories increased in both 2004 and 2003, which resulted in uses of cash of $23.3 million and $12.6 million, respectively. Both of these increases were due in a large part to rising aluminum and zinc prices and increases in processing volumes.

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

	December 31,
	2004	2003	2002
Days sales outstanding	41	46	50

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect our capital expenditure strategy. Our capital expenditures principally relate to property and equipment. During the year ended December 31, 2004, net cash used by investing activities was $38.9 million compared to a use of cash of $5.2 million in 2003. The difference between these two periods was primarily due to increased capital spending in 2004 compared to 2003. In 2004, capital spending was $44.8 million compared to $20.8 million in 2003. Rolled products capital spending was less than $2.0 million in the short portion of 2004 after which it was acquired. The majority of 2004’s spending was in our international segment as we constructed a magnesium recycling facility at our Töging plant and began a third plant in Germany. In addition, we neared completion of our Saginaw expansion and began an addition to our Morgantown landfill. In 2004, net cash acquired as a result of the acquisition of Commonwealth was $6.1 million. Similarly, in 2003, we had a cash source of $14.5 million from our acquisition of the remaining 50% of the VAW-IMCO joint venture. Capital expenditures for 2005, which will include a full year of our rolled products business, are anticipated to be approximately $60.0 million. Major projects will be the completion of our third German plant, and the completions of the Morgantown landfill expansion and the Saginaw expansion.

At the end of 2004 we had $11.9 million in restricted cash available for spending on domestic capital projects. At year end 2003 we had $24.9 million in restricted cash available for domestic spending. The restricted cash is the result of our October 2003 refinancing of virtually all of our outstanding debt and the issuance of $5.0 million of revenue bonds in 2004. In 2003 we transferred funds we received from our debt refinancing to VAW-IMCO to prepay the redemption liability for its shares owned by our former joint venture partner, and to pay off its then existing debt.

A portion of the funds advanced to VAW-IMCO was in the form of an intercompany loan, evidenced by a promissory note from VAW-IMCO in the original principal amount of $24.0 million. As required under the terms of the indenture for the senior secured notes, we pledged the intercompany note as part of the security for the repayment of the senior secured notes. In February 2004, VAW-IMCO paid all of the outstanding indebtedness under this intercompany note, resulting in a transfer by VAW-IMCO of $24.0 million plus accrued interest to a collateral account held by the trustee under the indenture for the benefit of holders of the senior secured notes. Thus, these funds in the collateral account and interest earned on these funds were restricted.

As permitted under the indenture, subject to certain limitations, we were permitted to use the funds in the collateral account for certain property and equipment expenditures until January 2005. The property and equipment that were the subject of these expenditures became collateral security for the senior secured notes. See Note G—“Long-Term Debt” of the Notes to Consolidated Financial Statements. We did not use all of the funds from the collateral account for these purposes in 2004, and in February 2005 we made an offer to repurchase outstanding senior secured notes in an amount of up to $5.5 million, the extent of the amount of the unused funds remaining in the collateral account. This offer resulted in our repurchase of $1.2 million in senior secured notes in March 2005. We may use the balance of the excess funds for our general corporate purposes, free of liens under the indenture but subject to its other terms and conditions.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash provided by financing activities was $38.7 million for the year ended December 31, 2004, compared to cash provided of $20.7 million in 2003. In 2004 we issued $125 million of 9% senior notes and amended our existing revolving credit agreement in connection with the merger. See Note G—“Long-Term Debt” of the Notes to Consolidated Financial Statements. We used these funds to purchase properties from Commonwealth, which, in turn used the funds to redeem or purchase its existing $125 million 10 3/4% subordinated notes and to purchase receivables previously sold under the terms of Commonwealth’s receivables financing agreement. In 2003 we refinanced almost all of our long term foreign and domestic debt obligations and settled our VAW-IMCO redemption liability. In 2004 we used $15.7 million of restricted cash available for capital spending purposes. See Note B—“Acquisitions/Joint Venture Formation” and Note G—“Long-Term Debt” of the Notes to Consolidated Financial Statements. The payments and proceeds through these transactions reflected these changes. As a result of our new financing arrangements, and the merger with Commonwealth, our interest expense will increase in 2005.

EBITDA

We report our financial results in accordance with accounting principles generally accepted in the United States (U.S. GAAP). However, our management believes that certain non-GAAP performance measures, which management uses in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-GAAP financial measure that we believe provides investors and other users of our financial information with useful information. Management uses EBITDA as a performance metric and believes this measure provides additional information commonly used by our stockholders, noteholders and lenders with respect to the performance of our fundamental business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs.

Our EBITDA calculations represent net income (loss), before interest expense, provision for (benefit from) income taxes, depreciation and amortization and cumulative effect of accounting change, net of tax benefit. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our senior revolving credit facility and our outstanding senior secured notes. EBITDA should not be construed as an alternative to net income (loss) as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under our indenture for our outstanding notes and the credit agreement for our senior revolving credit facility.

Our reconciliation of EBITDA to net income (loss) and net cash from operating activities is as follows (amounts in thousands):

	For the Year Ended December 31,
	2004	2003	2002
EBITDA reconciliations:
EBITDA	$47,222	$47,377	$44,080
Interest expense	28,790	15,806	9,727
Provision for (benefit from) income taxes	7,484	(1,244)	3,843
Depreciation and amortization	34,785	33,627	23,646
Cumulative effect of accounting change, net of tax benefit	—	—	58,730

Net loss	$(23,837)	$(812)	$(51,866)

Cumulative effect of accounting change, net of tax benefit	—	—	58,730
Depreciation and amortization	34,785	33,627	23,646
Provision for deferred income taxes	223	(4,066)	(962)
Equity in earnings of affiliates	267	(789)	(2,403)
Restructuring and merger related charges:
Expenses	10,754	—	—
Payments	(5,070)	—	—
Deferred compensation expense	2,248	841	100
Other non-cash charges	4,519	4,940	4,995
Net change in working capital:
Accounts receivable	(2,931)	11,879	2,118
Net change in accounts receivable sales facility	—	(61,300)	(4,000)
Inventory	(23,307)	(12,639)	(3,514)
Other current assets	(3,244)	726	(3,390)
Accounts payable and accrued liabilities	7,696	19,341	14,989

Net changes in working capital	(21,786)	(41,993)	6,203

Net cash from operating activities	$2,103	$(8,252)	$38,443

Foreign Exchange Rates

During 2004 and 2003, the overall weakening of the U.S. Dollar against foreign currencies resulted in unrealized foreign currency translation gains that increased our equity. Foreign currency translation adjustments are the result of the process of translating a foreign entity’s financial statements from the entity’s functional currency to U.S. Dollars. Foreign currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the foreign entities.

During 2004 and 2003, the currency most responsible for unrealized foreign currency translation gains was the Euro. During 2004 and 2003, the Euro increased in value against the U.S. Dollar by approximately 8% and 20%, respectively. During 2002, the currency most responsible for our unrealized translation loss was the Brazilian Real. During the last half of 2002, the Brazilian Real lost approximately 25% of its value against the U.S. Dollar.

The Euro is the functional currency of our VAW-IMCO facilities. The British Pound is the functional currency of our Wales facility. The Brazilian Real is the functional currency of our Brazil facility, and the Mexican Peso is the functional currency of our Mexican facility.

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity, as a component of other comprehensive income (loss).

Credit Facilities and Refinancing

2004 Financing Transactions

9% Senior Notes due 2014. In November 2004, a wholly-owned subsidiary of Aleris International, Inc. issued $125 million in original principal amount of new 9% senior unsecured notes due 2014 (“Senior Notes”) in connection with our then-proposed business combination with Commonwealth. The gross proceeds from the sale of the Senior Notes were deposited in an escrow account pending the completion of the merger transaction. Upon completion of the merger in December 2004, Aleris International, Inc. assumed the obligations on the Senior Notes under the indenture governing the Senior Notes, and Aleris’ wholly-owned U.S. subsidiaries, Commonwealth and Commonwealth’s subsidiaries guaranteed the obligations under the Senior Notes and the indenture. The gross proceeds were released from the escrow account and were applied, along with sums borrowed under our amended and restated senior revolving credit facility, to:

•	refinance all amounts outstanding under our then-existing senior revolving credit facility,

•	purchase certain assets from Commonwealth, the proceeds from which were used by Commonwealth to purchase or redeem Commonwealth’s outstanding $125 million principal amount of subordinated unsecured notes due 2006 and to purchase all outstanding receivables previously sold under Commonwealth’s receivables purchase facility, and

•	pay fees and expenses related to these financing transactions and the business combination.

The Senior Notes were offered and sold in the United States in a private unregistered offering to qualified institutional investors, and outside the United States under Regulation S under the Securities Act of 1933, as amended. We entered into a registration rights agreement with the initial purchasers of the Senior Notes, under which we agreed to file a registration statement to enable holders of Senior Notes to exchange their unregistered notes for publicly-registered Senior Notes having substantially identical terms.

Interest is payable semi-annually on the Senior Notes, on November 15 and May 15 of each year, commencing on May 15, 2005. Fees and expenses incurred on the Senior Notes were approximately $5.0 million and are being amortized as additional interest expense over the term of the Senior Notes.

The Senior Notes are guaranteed, jointly and severally, by our direct and indirect wholly-owned U.S. subsidiaries (including Commonwealth) on a senior unsecured basis, and are not guaranteed by our foreign subsidiaries. The Senior Notes and the guarantees are effectively subordinated to our and our guarantors’ existing and future senior secured debt (such as under our 10 3/8% Senior Secured Notes and our amended and restated senior revolving credit facility) to the extent of the value of the assets securing that debt.

On or before November 15, 2007, we may redeem, at our option, up to 35% of the aggregate principal amount of the Senior Notes from the net proceeds of one or more equity offerings at a redemption price of 109% of the face amount of the Senior Notes, plus accrued and unpaid interest. Otherwise, we cannot redeem the Senior Notes until November 15, 2009. On that date and after then, we may redeem some or all of the Senior Notes at any time and from time to time, at redemption prices ranging from 104.5% in 2009 to 100% in 2012 and thereafter, plus accrued and unpaid interest.

Upon the occurrence of a “change of control” (as defined under the indenture governing the Senior Notes), we are required to offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the outstanding Senior Notes, plus accrued and unpaid interest.

The indenture relating to the Senior Notes contains covenants that will restrict Aleris and its restricted subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends, (iii) grant liens, (iv) engage in transactions with affiliates, (v) make investments, (vi) transfer or sell assets, (vii) restrict distributions from its restricted subsidiaries, (viii) issue or sell stock of its subsidiaries and (ix) consolidate, merge or transfer all or substantially all of its or its restricted subsidiaries’ assets. The indenture contains customary default provisions for an issue of senior unsecured notes of this nature, including defaults in payment of principal, premium or interest, covenant defaults, cross-defaults to other indebtedness, failures to satisfy or discharge certain outstanding judgments and certain acts of insolvency.

Amended and Restated Senior Credit Facility. On December 9, 2004, in connection with the business combination with Commonwealth, we amended and restated our senior revolving credit facility, to, among other things:

•	increase from $125 million to $325 million the aggregate maximum commitment amount available under the credit facility, with an option to further increase the maximum commitment amount available to $375 million (all subject to borrowing base limitations);

•	provide for a sublimit of $30.0 million for letters of credit;

•	extend the termination date of the credit facility to December 9, 2008;

•	add Commonwealth and its subsidiaries as co-borrowers and guarantors under the facility;

•	provide for the pledge of stock of certain subsidiaries as additional collateral for indebtedness under the facility; and

•	provide for the pledge of eligible inventory and receivables of Commonwealth and its subsidiaries as additional collateral for indebtedness under the facility.

Borrowings under the amended and restated facility are limited to the sum of (i) up to 85% of eligible billed accounts receivable, (ii) up to 75% of eligible unbilled accounts receivable, and (iii) up to 75% of eligible inventory. Inventory advances may not exceed 85% of the net orderly liquidation value of the inventory as determined by an independent appraisal, less certain reserve amounts that the lenders may impose. The inventory portion of the borrowing base is limited to 50% of the borrowing base. We estimated that our borrowing base would have supported additional borrowings of $194.0 million at December 31, 2004, after giving effect to outstanding borrowings of $50.8 million and outstanding letters of credit of $14.4 million. Borrowings under the facility must be repaid at the termination date of the facility in 2008. However, upon the occurrence of certain events, including a continuing “event of default”, as defined, and a reduction of our undrawn availability under the facility to $65.0 million for five consecutive days or $60.0 million on any day, all of our cash receipts would be deposited into a lockbox that would be applied against outstanding borrowings.

Borrowings under the amended and restated senior revolving credit facility bear interest, at our option, at rates per annum equal to (1) the greater of (x) a base rate equal to the lead bank lender’s prime rate or (y) a federal funds rate plus ½%, in each case plus an applicable margin spread; or (2) a LIBOR-based rate plus an applicable margin spread. Commitment fees based on facility usage are due quarterly. The applicable margin spread and the per annum percentage used to calculate the unused commitment fee are determined by reference to a pricing schedule, which is based on the sum of undrawn availability under the amended and restated facility and the unrestricted cash of the borrowers. The applicable margin spread will range (a) for base rate and federal funds rate loans, from 100 to 175 basis points, and (b) for LIBOR-based loans, from 200 to 275 basis points. Loans may be prepaid at any time without premium or penalty, other than costs associated with prepayments of Eurodollar advances.

Indebtedness under this facility is secured by a first priority lien on (a) all of our and our domestic wholly-owned subsidiaries’ (including Commonwealth and its subsidiaries’) receivables, inventory, cash and cash equivalents, and certain general intangibles, contract rights, rights to payment of money, instruments, documents, chattel paper and investment property related thereto, (b) all common and/or voting stock of our domestic direct or indirect wholly owned subsidiaries and 65% of the common and/or voting stock of first-tier foreign subsidiaries, each only to the extent permitted by the terms of the indenture governing our 10 3/8% senior secured notes due 2010 (see below), and (c) all proceeds and products thereof. Future domestic wholly-owned subsidiaries we create or acquire will be required to guarantee or be jointly and severally liable for the indebtedness under the amended and restated revolving credit facility.

The terms of the amended and restated senior revolving credit facility require us to comply with various affirmative and negative covenants including, among other items, restrictions on our ability to (i) incur new debt, (ii) make certain investments or acquisitions, (iii) pay dividends or repurchase shares of capital stock, (iv) make capital expenditures, (v) sell assets, and (vi) grant liens. Additionally, if, at any time during specified periods, the undrawn availability under the facility falls below $50.0 million, we are subject to a fixed charge coverage ratio of 1.1x to 1 (calculated based on the combined operations of Aleris International, Inc. and our wholly-owned domestic subsidiaries).

Fees and expenses associated with amending and restating the terms of the senior revolving credit facility totaled $5.4 million and are being amortized to interest expense over the amended term.

As of December 31, 2004, we were in compliance with all applicable debt covenants under this facility.

2003 Refinancing

In October, 2003, we issued $210 million aggregate principal amount of 10 3/8% senior secured notes due 2010 (“Senior Secured Notes”). At the same time, we and substantially all of our then wholly-owned domestic subsidiaries entered into a new senior revolving credit facility that we subsequently amended and restated in December 2004. The then-existing senior revolving credit facility that the new facility replaced had been scheduled to expire in December 2003. Proceeds from the sale of the new Senior Secured Notes and initial borrowings under the new senior revolving credit facility were applied for the following purposes:

•	to repay $122.6 million of debt outstanding under the former senior revolving credit facility,

•	to repay approximately $7.5 million of bank debt outstanding owed by our Brazilian subsidiary, and

•	to repurchase $46.3 million of trade receivables we had previously sold under our receivables sale facility, which we then terminated.

Additionally, approximately $51.4 million in proceeds were advanced and contributed to VAW-IMCO and applied to pay outstanding loans and obligations owed by VAW-IMCO to commercial banks in Germany and to fund VAW-IMCO’s redemption payment owed to Hydro Aluminium Deutschland GmbH.

Interest on the Senior Secured Notes is payable on April 15 and October 15 of each year. The Senior Secured Notes mature on October 15, 2010.

On or before October 15, 2006, we may redeem, at our option, up to 35% of the aggregate principal amount of the Senior Secured Notes from the net proceeds of one or more equity offerings at a redemption price of 110.375% of the face amount of the Senior Secured Notes, plus accrued and unpaid interest. Otherwise, we cannot redeem the Senior Notes until October 15, 2007. On that date and after then, we may redeem some or all of the Senior Notes at any time, and from time to time, at redemption prices ranging from 105.188% in 2007 to 100% in 2009 and thereafter, plus accrued and unpaid interest.

The Senior Secured Notes are guaranteed on a senior basis by our wholly-owned domestic subsidiaries that are co-borrowers under our senior revolving credit facility and any future restricted domestic subsidiaries; they are not guaranteed by any of our current or future foreign subsidiaries. The Senior Secured Notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to 20 of our wholly-owned domestic operating plants and on the fixtures and equipment relating to three of our leased domestic operating plants. The liens securing the Senior Secured Notes do not extend to any of our inventory, accounts receivable and related property (which secure the debt under our senior revolving credit facility) or to any of our foreign real or personal property.

Previously forming part of the security for the Senior Secured Notes was an intercompany note that had been issued by VAW-IMCO to us in October 2003 evidencing indebtedness for the advances we had made to

VAW-IMCO to repay its obligations, as described above. In February 2004, VAW-IMCO paid us 20.0 million Euros, repaying in full its indebtedness owed to us under the intercompany note. The funds paid by VAW-IMCO were deposited by us in a collateral account held by the trustee under the indenture governing the Senior Secured Notes, which permitted us, for a one-year period, to use those funds for acquisitions and construction of assets and properties to be used in our domestic business. The assets and properties acquired were added as additional collateral security for the Senior Secured Notes. The funds remaining in the account as of December 31, 2004 ($9.1 million) were classified as restricted cash on our consolidated balance sheet.

As of February 1, 2005, $5.5 million remained in the collateral account. Under the indenture governing the Senior Secured Notes, we were required to make an offer to purchase Senior Secured Notes up to an amount equal to the extent of the remaining funds in the collateral account, at a purchase price equal to the face amount of the Senior Secured Notes plus interest accrued and unpaid thereon. On March 9, 2005, following the expiration date of the offer to purchase, we purchased $1.2 million in principal amount of Senior Secured Notes (representing all that had been validly tendered), and leaving approximately $4.3 million of remaining funds available for our general corporate purposes (subject to the other covenants contained in our debt instruments).

The indenture governing the terms of our Senior Secured Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things, (i) incur additional debt, (ii) make restricted payments, including paying cash dividends or making investments, (iii) sell or dispose of assets, including capital stock of subsidiaries, (iv) engage in sale-leaseback transactions; to create liens on our or our subsidiaries’ assets, (v) receive distributions; (vi) engage in transactions with affiliates, and (vii) merge or consolidate or sell substantially all of our or our subsidiaries’ assets.

As of December 31, 2004, we were in compliance with all applicable debt to covenants under the terms of this indenture.

VAW-IMCO Credit Facilities

Our German subsidiary, VAW-lMCO, has two lines of credit available for its working capital needs and two additional term loan facilities for the construction of a new manufacturing facility in Deizisau, Germany. The total amount of credit available under these facilities is 15 million Euros for working capital and 10 million Euros for capital expenditures. The working capital lines of credit expire in April and May 2006. One term loan facility expires in September 2005; it provides that loans made before the expiration date of the facility may have a maturity date of up to five years from the date of borrowing. The other term loan facility expires in March 2009. Both facilities bear interest based on EURIBOR pricing plus a margin of 1.15%. As of December 31, 2004, no borrowings were outstanding under the working capital lines of credit and indebtedness of 6.0 million Euros (approximately $8.1 million) was outstanding under the capital expenditure lines of credit, bearing interest at an average rate of 3.31%.

These facilities include covenants that require VAW-IMCO to maintain certain minimum levels of net equity, interest coverage ratios and net equity ratios. VAW-IMCO was in compliance with all covenants under these facilities at December 31, 2004.

Other Indebtedness

As of December 31, 2004 we had $19.4 million in industrial revenue bond indebtedness outstanding, net of sales price discount. These bonds were issued in four series in 1996, 1997, 1998 and 2004 to acquire, construct and install solid waste (landfill) facilities and a salt cake processing plant adjacent to our Morgantown, Kentucky plant. The interest rates on the 1996, 1997 and 1998 bonds range from 6.0% to 7.65% per annum; the 2004 series bonds carry a variable rate (2.24% at December 31, 2004). The industrial revenue bonds mature in 2016, 2022, 2023 and 2029, respectively.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table shows our significant contractual cash obligations as of December 31, 2004 (in thousands):

	Cash Payments Due by Period
	Total	Less than 1 year	2–3 years	4–5 years	After 5 years
Long-term debt obligations	$412,399	$61	$92	$58,997	$353,249
Interest on long-term debt obligations	259,335	34,065	68,130	68,130	89,010
Operating lease obligations	17,588	6,554	6,835	2,009	2,190
Purchase obligations	1,143,509	587,316	268,193	192,000	96,000

Total	$1,832,831	$627,996	$343,250	$321,136	$540,449

For further information on long-term debt obligations, see Note G—“Long-Term Debt” of the Notes to Consolidated Financial Statements. Operating lease obligations are payment obligations under leases classified as operating. Most leases are for a period of less than 1 year, but many extend for up to 5 years, and are primarily for items used in our manufacturing processes. Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using metals prices as of December 31, 2004. Interest includes only the expected cash payments for interest under our 10 3/8% senior secured notes, 9% senior notes and our fixed rate industrial revenue bonds. Our other debt instruments carry variable interest rates for which estimating future interest payments is not practicable. Our estimated funding for our U.S. pension plans is $3.0 million in 2005. We also expect to make payments related to our other postretirement benefit plan. This plan is not required to be funded in advance; benefits are paid as incurred. We expect to pay benefits of $3.7 million under this plan in 2005. See Note J - “Employee Benefit Plans” of the Notes to Consolidated Financial Statements.

Environmental

Our operations, like those of other basic industries, are subject to federal, state, local and foreign laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this Annual Report on Form 10-K. See Item 1—“Business—Environmental”.

From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. However, we believe that any such non-compliance with such environmental laws would not have a material adverse effect on our financial position or results of operations. See Note M—“Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

RISK FACTORS

We urge you to consider carefully the following risks and all other information contained in this report. The occurrence of any of the events described in the risk factors below could materially and adversely affect our financial condition and results of operations.

The operations of Aleris and Commonwealth may not be integrated successfully.

Achieving the anticipated benefits of the combination of Aleris and Commonwealth will depend in part upon our ability to integrate the two businesses in an efficient and effective manner. Our attempt to integrate two companies that have previously operated independently may face significant challenges, and we may be unable to accomplish the integration successfully. In particular, the need to coordinate geographically dispersed organizations and address possible differences in corporate cultures and management philosophies may increase the difficulties of integration. Additionally, we may incur substantial expense in our efforts to integrate the information technology systems of Aleris and Commonwealth, and these efforts may not prove successful. The integration will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day businesses of our company. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our company’s businesses and the loss of key personnel. Any inability of management to integrate the operations of Aleris and Commonwealth successfully could have a material adverse effect on our businesses and financial condition.

If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to achieve operating synergies through focused integration, focus on productivity improvements and capacity utilization, enhance our business and product mix, expand in selected international regions, and opportunistically pursue acquisition targets and strategic alliances.

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

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions, both domestically and abroad. These conditions include the level of economic growth, financing availability, employment levels, interest rates, consumer confidence and housing demand.

Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to under-perform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. We generally have high fixed costs, our profitability is significantly affected by decreased processing volume; accordingly, reduced demand and pricing pressures will adversely affect our financial condition and results of operations. Economic downturns in the national and international economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations.

Changes in the market price of aluminum and zinc impact the selling prices of our products. Market prices of aluminum and zinc are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	U.S. and world economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental and conservation regulations;

•	seasonal factors and weather; and

•	import and export restrictions.

The loss of certain members of our management may have an adverse effect on our operating results.

Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be negatively affected. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. While several members of our senior management team have previously worked together and demonstrated a successful track record at a large commodity-based chemical company, they have limited experience in managing a metals company.

The financial statements of Aleris and Commonwealth have each reflected in recent periods substantial historical net losses, and any continuation of net losses in the future may reduce our ability to raise needed capital.

Aleris reported net losses for the years ended December 31, 2004, 2003, 2002 and 2001. Commonwealth reported net losses for the years ended December 31, 2003, 2002 and 2001. Our ability to continue operations may become increasingly constrained if we continue to incur operating losses as a combined company in the future.

If we report net losses in future periods, our ability to raise needed financing, or to do so on favorable terms, may be limited as those losses are taken into account by the organizations that issue investment ratings on our indebtedness. Our debt ratings will be below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category. Also, any rating assigned may not remain in effect for any given period of time and may be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating may further increase the combined company’s borrowing costs.

See “—Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.”

We may encounter issues under rules under the Sarbanes-Oxley Act of 2002 that require our management to provide a management report containing an assessment of our internal controls.

We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and the related SEC rules, which require our management to assess the effectiveness of our internal control over financial reporting on an annual basis and to include in our Annual Report on Form 10-K management’s report on that assessment, together with an attestation by our independent registered public accounting firm. If there are any “material weaknesses” in internal control over financial reporting that is identified, then our management is not permitted to conclude in its report that our company’s internal control over financial reporting is effective. As defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As described in Commonwealth’s Form 10-K for the year ended December 31, 2003, as amended, Commonwealth reported a number of control deficiencies, including information gaps related to the implementation of a new information system, that inhibited effective internal controls over Commonwealth’s financial reporting as of December 31, 2003 and which constituted a material weakness in Commonwealth’s internal control over financial reporting. Commonwealth subsequently disclosed in other SEC filings it made in 2004 that this material weakness had been remediated.

In June 2004, the SEC’s Office of Chief Accountant and Division of Corporation Finance issued a “frequently asked questions” interpretive release (that was revised in October 2004) stating (in Question 3 thereof) that the staff would not object to an issuer’s management report on internal control over financial reporting that excludes an acquired business from management’s assessment, so long as appropriate disclosures are made and the date of the acquisition is not more than one year from the date of management’s assessment. In reliance on this guidance, we have omitted from our management report our assessment of the internal control over financial reporting of Commonwealth and its consolidated subsidiaries as of December 31, 2004. There was not sufficient time between the completion of the merger in December 2004 and the date on which our management’s report on internal control over financial reporting must be provided to perform the necessary procedures to make the assessment with respect to Commonwealth. Commonwealth comprises a significant part of our total consolidated total assets and revenues, representing approximately 46% of our total consolidated assets as of December 31, 2004 and approximately 50% of our total pro forma consolidated revenues for 2004.

As discussed in Item 9A. “Controls and Procedures”, we identified certain material weaknesses existing as of December 31, 2004 relating to our accounting for derivatives and the procedures involved in our financial statement closing process. As a result, we have concluded that as of December 31, 2004, our internal control over financial reporting and our disclosure controls and procedures were not effective. Ernst & Young LLP, our independent registered public accounting firm, also indicated in its audit report that, with respect to management’s assessment of internal control over financial reporting, the company’s internal control over financial reporting was not effective as of December 31, 2004. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to do so could impact our ability to report, on a timely basis, our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a rising metals price environment and subject our earnings to greater volatility from period to period.

Purchases of metal for forward delivery and hedging with futures and options contracts are used to reduce our exposure at any time to the risk of changes in metal prices. Significant increases in the price of aluminum scrap or primary aluminum metal, if not offset by product price increases, would cause our cost of goods sold to significantly increase, negatively impacting our future financial condition or results of operations.

Our rolled products segment purchases London Metal Exchange (LME) futures and options contracts to reduce its exposure to the risk of changes in metal prices. Despite the use of LME futures contracts, our rolled products business remains exposed to the variability in prices of scrap metal. While scrap metal is priced in relation to prevailing LME prices, it is also priced at a premium or discount to LME metal (depending on quality of the material supplied). This premium or discount is referred to in the industry as the “scrap spread” and fluctuates depending on market conditions. Further, our rolled products business is exposed to variability in the market price of a transportation differential (“Midwest Premium”) charged by industry participants to deliver metal from the smelter to the manufacturing facility. This transportation differential also fluctuates in relation to market conditions. Our rolled products segment follows a pattern of increasing or decreasing its selling prices to customers in response to changes in the Midwest Premium.

Our rolled products business remains exposed to market fluctuations in scrap spreads and the Midwest Premium because sales prices to its customers do not always conform to the market variations in scrap spreads and the Midwest Premium. Because of its exposure to the risk of changes in the unhedged portions of metal prices (scrap spreads and Midwest Premiums), our rolled products segment’s metal hedging programs in recent periods have not met requisite accounting “effectiveness” tests to enable deferral of aluminum metal hedge gains and losses in reporting the results of its operations in its financial statements. The consequent inclusion of such metals hedging gains or losses in earnings reports produces significant period-to-period volatility in those reports that is not necessarily reflective of our rolled products segment’s underlying operating performance. Our German subsidiary has also not met the requisite accounting effectiveness tests under U.S. GAAP.

We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

We require substantial amounts of raw materials and energy in our business, consisting principally of aluminum and zinc scrap, primary aluminum metal and natural gas. Any substantial increases in raw materials or energy costs could cause operating costs to increase and negatively affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. LME primary aluminum metal prices declined by 45% between 1988 and 2002 and rose 34% from 2002 to December 2004. Metallics (aluminum and zinc scrap, primary aluminum metal and aluminum dross) represent the largest component of our costs of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. Remaining requirements are met with purchased primary metals. We will have no control over the price or availability of these supplies in the future.

The availability and price of aluminum scrap depend on a number of factors outside our control, including general economic conditions, foreign demand for metallics and internal recycling activities by primary aluminum producers. Increased domestic and worldwide demand for aluminum scrap have had and will continue to have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We often cannot adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the market value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability. In addition, a significant decrease in the pricing spread between aluminum scrap and primary aluminum could make recycling less attractive compared to primary production, and thereby reduce customer demand for our recycling business.

After raw materials and labor costs, natural gas costs represent the third largest component of our cost of sales. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. If natural gas prices remain at current levels or increase further, our financial condition and results of operations may be adversely affected. Although our aluminum recycling business attempts to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in many of its long-term supply contracts, the combined company may not be able to eliminate the effects of such cost volatility.

Increased energy prices may also negatively affect our customers, which in turn may affect demand for our services. For example, since 2001 our aluminum recycling business has experienced a sharp reduction in demand in the Pacific Northwest, because many domestic smelters located in that region have been forced to suspend or terminate their operations due to high energy costs.

If we were to lose order volumes from any of our largest customers, our sales and revenues could be reduced and our cash flows lessened.

Our business is exposed to risks related to customer concentration. In 2004, our 10 largest customers were responsible for 24% of our net revenues, on a pro forma basis. No one customer accounted for more than 10% of our combined net revenues in 2004 on a pro forma basis. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our increased emphasis on dedicated facilities and dedicated arrangements with customers carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. For example, in October 2004, we announced that a customer bankruptcy filing on September 30, 2004 prevented us from recognizing in 2004’s third quarter approximately $3.2 million of revenues from shipments of specification aluminum alloys to that customer. Future customer insolvencies and defaults may negatively affect our financial condition and results of operations.

Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2004, (1) we and our guarantor subsidiaries had $260.8 million of senior secured debt outstanding, excluding approximately $194.0 million of unused availability under our amended and restated senior revolving credit facility, and (2) our non-guarantor subsidiaries had approximately $98.3 million of outstanding indebtedness and other liabilities (excluding intercompany liabilities). In addition to amounts that may be borrowed under our amended and restated senior credit facility, the indenture governing our 9% notes allows us and our subsidiaries to borrow money from other sources.

Our substantial level of debt and debt service obligations could have important consequences including the following:

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	exposing our cash flow to changes in floating rates of interest such that a 1% increase in floating rates will negatively impact our cash flows by approximately $0.6 million;

•	imposing additional restrictions on the manner in which we conduct our business under financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets;

•	placing us at a competitive disadvantage compared to many of our competitors who have less debt; and

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flow to service debt obligations.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such event, we may not have sufficient assets to pay amounts due under the notes.

The indentures governing our 10 3/8% senior secured notes and our 9% senior notes, and the terms of our amended and restated senior revolving credit facility restrict us from taking various actions such as incurring additional debt under certain circumstances, paying dividends, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. In addition, our amended and restated senior credit facility limits our capital expenditures and, under certain circumstances, requires us to maintain certain financial ratios and satisfy certain financial conditions and may require us to reduce our debt or take other actions in order to comply with them. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under our amended and restated senior credit facility and the indentures. A breach of any of these provisions will likely result in a default under our amended and restated senior credit facility and the indentures that would allow lenders to declare debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure debt.

In addition, the indenture governing our 10 3/8% senior secured notes and the indenture governing the 9% senior notes contain provisions that prohibit us and our restricted subsidiaries from granting liens in any assets (except for liens in assets securing indebtedness under our amended and restated senior credit facility and other liens permitted under the indentures) to secure any of our or our restricted subsidiaries’ indebtedness, unless the senior secured notes and the 9% senior notes are at the same time secured by liens on an equal and ratable basis with such indebtedness. The existence of these provisions restrict the financing alternatives available to us. The Commonwealth property and equipment added to our consolidated asset base as a result of the merger, and other property and equipment acquired by us in the future, may be less attractive to a particular lender seeking collateral in these and other assets due to the operation of this provision.

We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

Both we and Commonwealth in recent periods have generated cash flows from operations insufficient to fund our capital expenditure requirements. Our combined operations may not be able to generate sufficient cash flows to service our indebtedness, fund our capital expenditures or provide us with the ability to raise needed financing on terms favorable to us. If we are not able to reduce our high leverage through the generation of cash flow from our business, we will have to do one or more of the following:

•	raise additional capital through debt or equity issuances or both;

•	cancel or scale back current and future business initiatives; or

•	sell businesses or properties.

We may be unable to raise additional capital on favorable terms or at all. In addition, any failure to pursue business initiatives could materially and adversely affect our ability to compete effectively. Further, any of the actions above could provide only temporary assistance with the cash flow of the business.

Our management believes that the combination of reduced expenses due to increased economies of scale in the combined operations, other cost savings expected to result from the merger, greater demand and revenues due to an improving economy, initiatives to increase revenues and the resulting opportunity to reduce our leverage over time, will enable us to generate sufficient cash flows to fund our capital expenditures and our other cash needs. However, no assurances can be given that all or any of this will be accomplished. If we are unable over time to generate sufficient cash flows as planned, our ability to expand our business, be profitable and remain solvent would be impaired.

We may not be able to compete successfully in the markets we serve, which could reduce our share of industry sales, lower our selling prices and reduce sales volumes, which could reduce operating results and negatively impact our financial condition.

Aluminum competes with other material such as steel, plastic and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

We compete in the production and sale of common alloy aluminum sheet products with a number of other aluminum rolling mills in the United States and Canada (including large, single purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do) and with imported products. We compete with other rolled products suppliers, principally the multi-purpose mills, on the basis of quality, price, timeliness of delivery and customer service.

We also compete with other aluminum and zinc recyclers in segments which are highly fragmented and characterized by smaller, regional operators. The principal factors of competition in our aluminum and zinc recycling business include price, metal recovery rates, proximity to customers, customer service, molten metal delivery capability, environmental and safety regulatory compliance, and types of services offered.

Additional competition could result in lost share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could have a negative affect on our financial condition and results of operations.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales and revenues could be reduced if our customers switch their suppliers.

Approximately 85% of our total combined sales volume for the year ended December 31, 2004, on a pro forma basis, was with customers who do not have a long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

A growing portion of our sales are expected to be derived from our international operations, which exposes us to certain risks inherent in doing business abroad.

We currently do not have rolled products operations outside the United States. We have aluminum recycling operations in Germany, the United Kingdom, Mexico and Brazil. We plan to continue to expand our international operations. Our foreign operations generally will be subject to risks, including:

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

The occurrence of any of these events could cause our costs to rise, limit growth opportunities and have a negative effect on our operations and our ability to plan for future periods, and subject us to risks not generally prevalent in the U.S.

The financial condition and results of operations of some of our operating entities will be reported in foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on reported revenues and operating profit while depreciation of the U.S. dollar against these foreign currencies will have a positive effect on reported revenues and operating profit. For example, our German, Mexican and Brazilian operations were negatively impacted during the first half of 2004 due to the strengthening of the U.S. Dollar against the Euro, the Mexican Peso and Brazilian Real. We currently do not intend to mitigate this translation effect through the use of derivative financial instruments, which exposes us to risks of currency exchange rate and interest rate fluctuations to a greater degree than if we were to use financial derivative instruments.

Current environmental liabilities, as well as the cost of compliance with and liabilities under health and safety laws, could increase our operating costs, negatively impacting our financial condition and results of operations.

Our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements.

Processing and manufacturing activities at current and formerly-owned and operated properties and adjacent areas have resulted in environmental impacts requiring remediation. We are subject to indemnification obligations to third parties for certain of these properties. Financial responsibility for the remediation of contaminated property or for the amelioration of damage to natural resources can be imposed on us where current or prior operations have had an environmental impact. Such liability can include the cost of investigating and cleaning up contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property, and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose joint and several liability for some of these damages, meaning that a person can be held liable for all damages even though others were also involved in causing them. Certain environmental laws also impose liability for some of these damages regardless of whether the person causing the damages did so through any unlawful conduct or other fault. As of December 31, 2004, we had accrued an aggregate loss contingency of $12.1 million for environmental matters, including $5.7 million for landfill closure costs. These costs have not been material to net income (loss) for any accounting period since January 1, 2001. However, future remedial requirements at current and formerly owned or operated properties or adjacent areas, or identification of previously unknown conditions, could result in liabilities in excess of this amount.

A number of our long-term supply agreements with our customers contain provisions obligating us to indemnify the customer for certain environmental liabilities that may arise in connection with our processing, storage, transportation or disposal of material under those long-term agreements.

For the near term, the majority of our environmental compliance expenditures will be directed toward controlling air emissions from all of our operations, ongoing operation and maintenance of eight federal superfund sites and managing and disposing of salt cake from aluminum recycling, including related landfills. Changes in environmental requirements or changes in their enforcement could materially increase our costs. If salt cake (a by-product from some of our recycling operations) were to become classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase and could result in significant increased expenditures.

Our business requires substantial capital investments that we may be unable to fulfill.

Our operations are capital intensive. On a combined pro forma basis, our total capital expenditures were approximately $52.5 million and $36.9 million for 2004 and 2003, respectively.

We may not generate sufficient operating cash flow and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

We could experience labor disputes that could disrupt our business.

Approximately 39% of our domestic employees and 61% of our foreign employees are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation.

Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations:

•	may not prove successful;

•	may result in a significant increase in the cost of labor; or

•	may break down and result in the disruption of our operations.

Labor negotiations may not conclude successfully and, in that case, work stoppages or labor disturbances may occur. Any such stoppages or disturbances may have a negative impact on our financial condition and results of operations by limiting plant production, sales volumes and profitability.

We may have to take further charges to earnings if our goodwill or asset values are impaired.

We perform an annual goodwill impairment review as of December 31 to estimate the fair value of our reporting units. This valuation entails a discounted cash flow model using internal projections and budgets to determine a unit’s fair value. In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill. The amount of the impairment would be charged as an expense in the period in which the impairment occurred. Any such goodwill or other asset impairment charges in the future would reduce our net income and could be a factor in causing future net losses.

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities and one zinc recycling facility and reduced the number of furnaces we operate at other domestic facilities. Continued under-utilization at our domestic aluminum facilities could result in write-downs and impairment charges. In addition, the carrying value of certain of our properties and assets held for sale could be reduced in the future to their estimated fair values less costs to sell, resulting in additional asset impairment charges at that time.

ITEM 7A.	Q UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to potential losses arising from changes in the price of aluminum, zinc and natural gas. Changes in currency values and the level of interest rates also expose our company to potential losses. We use derivative instruments, such as futures, options, swaps and interest rate caps to manage the effect of such changes. Because of the use of swap and forward contract hedging instruments, we are limited in our ability to take advantage of potential changes in aluminum, gas and zinc prices. The hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at that time. Therefore, in an effort to offset the effect of increasing prices, we have also limited our potential benefit of declining prices. See Note A—“Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Risk Management

All derivative contracts are held for purposes other than trading, and are used primarily to mitigate uncertainty and volatility and cover underlying exposures. Our commodity and derivative activities are subject to the management, direction and control of our company’s Risk Management Committee, which is composed of our chief financial officer, treasurer, controller, head of metal procurement, and two business segment presidents. The Risk Management Committee reports to our company’s Board of Directors, which has supervisory authority over all of its activities.

Counter-parties

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

Metal Commodity Price Risk

Aluminum and zinc ingots are internationally produced, priced, and traded commodities, with their principal trading market being the London Metal Exchange. As part of our efforts to preserve margins, we enter into futures and options and OTC swap contracts. In our aluminum recycling and zinc segments, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment under SFAS 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our rolled products and international segments have not met the requirements for the election to defer unrealized gains and losses under SFAS 133, resulting in the immediate recognition of amounts in the statement of operations.

Overview of Domestic Aluminum Recycling and Zinc Deferred Metal Hedging Activities

As of December 31, 2004, our aluminum recycling and zinc segments had net deferred losses of approximately $497,000 ($308,000 net of tax) related to metal commodity hedging activities. As of December 31, 2003, these segments had net deferred gains of approximately $1,595,000 ($988,000 net of tax) related to metal hedging activities. As of December 31, 2002, net deferred losses totaled approximately $1,069,000 ($663,000 net of tax). The majority of the change from 2003 to 2004 is due to the settlement of 2004 zinc and aluminum metal hedges and to the increase in zinc and aluminum prices. The majority of the change from 2002 to 2003 is due to our zinc forward purchases, which have moved from a deferred loss position to a deferred gain position, primarily as a result of the increase in the price of zinc towards the end of 2003.

Aluminum Recycling

We enter into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and a portion of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of pricing of shipments.

Our deferred aluminum recycling hedging positions are summarized below:

As of December 31, 2004:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales in 2005	(9,060)	$(483,000)	$(299,000)
Forward purchases in 2005	2,190	13,000	8,000

Total notional amount	(6,870)	$(470,000)	$(291,000)

In 2004, our aluminum recycling segment’s revenue was higher by $332,000 for settled metal hedging contracts. In 2003 and 2002, our aluminum recycling segment’s revenue was lower by $185,000 and $421,000, respectively, for settled metal hedging contracts. The impact of a hypothetical 10% change in the December 31, 2004 LME price of aluminum ingot would be material to our estimated gross profit for the year ending December 31, 2005. We estimate that a hypothetical 10% increase in the price of aluminium would decrease our gross profits by approximately $2.2 million.

Accounting principles generally accepted in the United States require that our hedges be regularly assessed for their effectiveness. Hedges that are not highly effective do not qualify for deferred accounting treatment. In 2004, the ineffective portion of the aluminum recycling segment’s metal hedges resulted in unrealized non-cash losses of $430,000 which have been recorded as additional cost of sales.

Rolled Products

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling and zinc segments, the aluminum hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS 133 for deferral of gains and losses. As a result, all aluminum hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the statement of operations. For December 2004, we recorded an unrealized gain of $2.6 million for open metal hedges. In addition, we recorded a $2.1 million gain for settled metal hedges in this segment.

We expect to record losses of $10.1 million for these contracts as they are settled. The impact of a hypothetical 10% change in the December 31, 2004 LME price of aluminum would be material to our estimated gross profit for the year ending December 31, 2005. At this time, we estimate a hypothetical 10% increase in the price of aluminum would decrease our gross profits for 2005 by approximately $7.7 million for this segment. However, it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal purchased.

Zinc

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

Our deferred zinc hedging positions are summarized below:

As of December 31, 2004:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales in 2005	(8,571)	$(1,399,000)	$(867,000)
Forward purchases in 2005	6,082	1,337,000	829,000

Total notional amount	(2,489)	$(62,000)	$(38,000)

Grand total, all periods going forward:
Forward sales	(8,611)	$(1,405,000)	$(871,000)
Forward purchases	6,312	1,378,000	854,000

Total notional amount	(2,299)	$(27,000)	$(17,000)

In 2004, 2003 and 2002 our zinc revenue was higher (lower) by $725,000, $(343,000) and $(2,117,000) respectively, due to settled zinc metal hedging contracts. The impact of a hypothetical 10% change in the December 31, 2004 LME price of zinc ingot would be material to our estimated gross profit for the year ending December 31, 2005. At this time, we estimate a hypothetical 10% increase in the price of zinc would decrease our gross profits for 2005 by about $374,000. However, it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal purchased.

VAW-IMCO

For 2004, VAW-IMCO’s hedging program in Germany operated independent of the aluminum recycling segment. A large amount of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk of changes in metal prices. To mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. VAW-IMCO does not hold or issue any derivative financial instruments for trading purposes. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO’s facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. As a result, VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the statement of operations. VAW-IMCO’s metal hedging positions are summarized below:

As of December 31, 2004:

	Metric tonnes	Contract Value
Forward sales in 2005	(31,250)	$59,491,252
Forward purchases in 2005	34,325	(63,478,041)

Net notional amount	3,075	$(3,986,789)

The total effect of VAW-IMCO’s metal hedging activities on our cost of sales is as follows:

	Year ended December 31,
	2004	2003
Total effect of VAW hedging activities on cost of sales gain (loss)	$4,394,000	$(1,479,000)

The impact of either a hypothetical 10% increase in the December 31, 2004 LME price of aluminum or a 10% increase in the value of the U.S. Dollar against the Euro would be material to our estimated gross profit. As of December 31, 2004 we estimate that a hypothetical 10% increase in the LME price of aluminum, holding currency rates constant, would increase our gross profits by $600,000. Separately, for the same period, we also estimate that a hypothetical 10% increase in the value of the U.S. Dollar against the Euro, holding metal prices constant, would increase our gross profits by $360,000. However, it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal purchased.

Natural Gas

Natural gas is the principal fuel used in the processing operations of all our segments. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Because of the high degree of effectiveness the derivatives instruments have in offsetting changes in natural gas purchase prices, substantially all of the unrealized gains and losses associated with these hedges are deferred until the physical purchase of the natural gas.

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2005. We currently have contracts in place to cover approximately 80% of our natural gas requirements for the succeeding twelve months for our aluminum recycling, rolled products and zinc segments.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a hypothetical 10% change in the December 31, 2004 NYMEX closing price would be material to our estimated gross profit for the next twelve months. We estimate that a hypothetical 10% increase in the price of natural gas, as of December 31, 2004, would decrease our estimated gross profits for the year ending December 31, 2005 by approximately $2.3 million for the aluminum recycling and zinc segments. For the twelve month periods ended December 31, 2004, 2003 and 2002 natural gas hedging activities increased (decreased) cost of goods sold by the following amounts: ($3.7 million), ($3.4 million) and $3.1 million, respectively. However, it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of gas purchased.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities, for our aluminum recycling and zinc segments, are summarized in the table below:

	At December 31,
	2004	2003	2002
Amount of gas hedged, at year end, MMBTU’s	2,180,000	2,910,000	1,660,000
Deferred gain (loss)	$1,500,000	$1,537,000	$2,081,000
Deferred gain (loss), net of tax	$930,000	$953,000	$1,290,000
Effect of natural gas hedging activities on cost of goods sold increase (decrease)	$(3,735,000)	$(3,401,000)	$3,105,000

Our natural gas hedge amounts by year are summarized below:

Gas hedged by year	MMBTU’s	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
2005	1,720,000	$1,195,000	$741,000
2006	460,000	305,000	189,000

Total notional amount	2,180,000	$1,500,000	$930,000

The rolled products segment hedges against natural gas price risk in a similar manner. As of December 31, 2004, natural gas hedging activity in this segment is as follows:

Gas hedged by year	MMBTU’s	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
2005	4,850,000	$(2,059,000)	$(2,059,000)
2006	2,500,000	(569,000)	(569,000)
2007	800,000	(192,000)	(192,000)

Total notional amount	8,150,000	$(2,820,000)	$(2,820,000)

For the month of December 2004, the amounts of gains recorded in earnings for settled natural gas hedges in this segment were not material. Further, no material amounts were recognized in current earnings for open natural gas hedges in this segment. The impact of a hypothetical 10% change in the December 31, 2004 NYMEX price of natural gas would be material to our estimated gross profit for the year ending December 31, 2005. At this time, we estimate a hypothetical 10% increase in the price of natural gas would decrease our gross profits for 2005 by approximately $4.9 million for this segment.

Our grand total natural gas hedging activities are summarized in the table below:

Gas hedged by year	MMBTU’s	Unrealized (Deferred) Gain (Loss)	Unrealized (Deferred) Gain (Loss), net of tax
2005	6,570,000	$(864,000)	$(1,318,000)
2006	2,960,000	(264,000)	(380,000)
2007	800,000	(192,000)	(192,000)

	10,330,000	$(1,320,000)	$(1,890,000)

Our international aluminum segment had no natural gas hedging activities for the year ended December 31, 2004.

Interest

We have historically funded our operations from our credit facilities. Subsequent to the financing activities in conjunction with our merger with Commonwealth, approximately 85% of our total debt is at fixed rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. If interest rates increased 10% from the rates prevailing as of December 31, 2004, interest expense for the next twelve months would increase by approximately $350,000. These amounts are determined by considering the impact of hypothetical interest rates on our variable-rate long-term debt outstanding as of December 31, 2004.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in market interest rates. With respect to our fixed-rate long-term debt outstanding at December 31, 2004, a hypothetical 10% decline in market interest rates would have resulted in an increase to the fair value of our fixed-rate long-term debt of approximately $17.8 million. The fair values of our long-term debt were estimated using discounted future cash flows based on our incremental borrowing rates for similar types of borrowing arrangements.

Foreign Currency

We are increasingly subject to exposure from fluctuations in foreign currencies. When we consider it appropriate, we will utilize foreign currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. However, no significant contracts were entered into during 2003, or were outstanding at December 31, 2004. Generally, we have not sought to mitigate foreign currency translation effects through the use of derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ALERIS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Aleris International, Inc.

We have audited the accompanying consolidated balance sheet of Aleris International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris International, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note P of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles as required by the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aleris International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Dallas, Texas

March 11, 2005

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$17,828	$14,760
Accounts receivable (net of allowance of $3,210 and $1,228 at December 31, 2004 and 2003, respectively)	245,649	111,562
Inventories	251,785	78,270
Deferred income taxes	3,886	11,444
Prepaid assets	11,536	4,748
Other current assets	5,125	7,634

Total Current Assets	535,809	228,418
Property and equipment, net	432,779	219,668
Goodwill	63,940	63,617
Restricted cash	16,007	24,846
Other assets, net	22,189	14,185

Total Assets	$1,070,724	$550,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$178,943	$96,207
Accrued liabilities	77,980	30,955
Current maturities of long-term debt	61	33,017

Total Current Liabilities	256,984	160,179
Long-term debt	412,338	223,176
Deferred income taxes	11,280	20,390
Accrued pension benefits	51,173	13,372
Accrued post-retirement benefits	38,267	—
Other long-term liabilities	18,012	11,872

Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 80,000,000 shares authorized; 30,769,423 and 17,155,211 issued at December 31, 2004 and 2003, respectively	3,077	1,716
Additional paid-in capital	277,843	103,264
Deferred stock compensation	(3,752)	(4,153)
Retained earnings	21,569	45,406
Accumulated other comprehensive loss	(4,220)	(4,825)
Treasury stock, at cost; 1,110,623 and 1,843,403 shares at December 31, 2004 and 2003, respectively	(11,847)	(19,663)

Total Stockholders’ Equity	282,670	121,745

Total Liabilities and Stockholders’ Equity	$1,070,724	$550,734

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	2002
Revenues	$1,226,597	$892,015	$687,168
Cost of sales	1,148,634	837,428	640,696

Gross profits	77,963	54,587	46,472
Selling, general and administrative expense	54,507	38,808	26,549
Fees on receivables sale	—	843	1,698
Interest expense	28,790	15,806	9,727
Restructuring and merger related charges	10,754	—	—
Other (income) expense net	(216)	1,415	(367)
Equity in net (earnings) loss of affiliates	267	(789)	(2,403)

Earnings (loss) before income taxes, minority interests, and cumulative effect of accounting change	(16,139)	(1,496)	11,268
Provision for (benefit from) income taxes	7,484	(1,244)	3,843

Earnings (loss) before minority interests and cumulative effect of accounting change	(23,623)	(252)	7,425
Minority interests, net of provision for income taxes	214	560	561

Earnings (loss) before cumulative effect of accounting change	(23,837)	(812)	6,864
Cumulative effect of accounting change (after tax benefit of $7,132)	—	—	(58,730)

Net loss	$(23,837)	$(812)	$(51,866)

Net earnings (loss) per common share:
Basic before accounting change	$(1.51)	$(0.06)	$0.47
Cumulative effect of accounting change	—	—	(4.04)

Basic loss per share	$(1.51)	$(0.06)	$(3.57)

Diluted before accounting change	$(1.51)	$(0.06)	$0.47
Cumulative effect of accounting change	—	—	(4.01)

Diluted loss per share	$(1.51)	$(0.06)	$(3.54)

Weighted average shares outstanding:
Basic	15,793	14,473	14,548
Diluted	15,793	14,473	14,655

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Operating activities:
Earnings (loss) before accounting change	$(23,837)	$(812)	$6,864
Depreciation and amortization	34,785	33,627	23,646
Provision for (benefit from) deferred income taxes	223	(4,066)	(962)
Equity in (earnings) loss of affiliates	267	(789)	(2,403)
Restructuring and merger related charges:
Expenses	10,754	—	—
Payments	(5,070)	—	—
Deferred compensation expense	2,248	841	100
Other non-cash items	4,519	4,940	4,995
Changes in operating assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	(2,931)	11,879	2,118
Accounts receivable sold	—	(61,300)	(4,000)
Inventories	(23,307)	(12,639)	(3,514)
Other current assets	(3,244)	726	(3,390)
Accounts payable and accrued liabilities	7,696	19,341	14,989

Net cash from (used by) operating activities	2,103	(8,252)	38,443

Investing activities:
Payments for property and equipment	(44,825)	(20,807)	(19,313)
Net cash acquired in acquisition of remaining 50% of VAW-IMCO	—	14,488	—
Net cash acquired in acquisition of Commonwealth Industries, Inc.	6,050	—	—
Other	(114)	1,097	2,969

Net cash used by investing activities	(38,889)	(5,222)	(16,344)

Financing activities:
Net proceeds from (payments of) long-term revolving credit facility	17,806	(61,009)	(16,500)
Proceeds from long-term debt	137,434	145,569	—
Payments of long-term debt	(125,000)	—	(335)
Change in restricted cash	12,984	(24,846)	—
Settlement of VAW-IMCO redemption liability	—	(26,046)	—
Minority interests	(405)	(930)	—
Debt issuance costs	(10,374)	(11,553)	(1,036)
Proceeds from exercise of stock options	6,116	—	—
Other	155	(474)	(510)

Net cash from (used by) financing activities	38,716	20,711	(18,381)

Effect of exchange rate changes on cash	1,138	648	(144)

Net increase in cash and cash equivalents	3,068	7,885	3,574
Cash and cash equivalents at beginning of period	14,760	6,875	3,301

Cash and cash equivalents at end of period	$17,828	$14,760	$6,875

Supplementary information:
Cash payments for interest	$25,110	$8,414	$7,430
Cash payments for income taxes, net of refunds received	$9,554	$4,168	$(2,251)

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	TREASURY STOCK		TOTAL DOLLARS
	SHARES	AMOUNT				SHARES	AMOUNT
BALANCE AT JANUARY 1, 2001	17,131,240	$1,713	$105,800	$—	$88,195	(2,494,952)	$(26,815)	$168,893
Comprehensive loss:
Net loss	—	—	—	—	(51,866)	—	—	(51,866)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $3,214	—	—	—	—	5,443	—	—	5,443
Foreign currency translation adjustments	—	—	—	—	(5,384)	—	—	(5,384)

Net comprehensive loss								(51,807)

Issuance of common stock for services	11,164	1	86	—	—	—	—	87
Settlement of executive option loan program	—	—	1,624	—	—	(205,439)	(2,321)	(697)
Exercise of stock options	—	—	(136)	—	—	29,549	318	182
Issuance of non-vested stock	—	—	(3,180)	(3,294)	—	600,000	6,474	—
Deferred compensation expense	—	—	(96)	195	—	—	—	99
Stock issued in connection with Employee Stock Purchase Plan (ESPP)	—	—	(140)	—	—	29,902	322	182
Other	—	—	—	—	—	(9,001)	(75)	(75)

BALANCE AT DECEMBER 31, 2002	17,142,404	1,714	103,958	(3,099)	36,388	(2,049,941)	(22,097)	116,864
Comprehensive income:
Net loss	—	—	—	—	(812)	—	—	(812)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $868	—	—	—	—	1,418	—	—	1,418
Foreign currency translation adjustments	—	—	—	—	3,587	—	—	3,587

Net comprehensive income								4,193

Issuance of common stock for services	12,807	2	92	—	—	—	—	94
Exercise of stock options	—	—	(15)	—	—	3,001	33	18
Issuance of non-vested stock	—	—	(760)	(1,800)	—	240,000	2,560	—
Deferred compensation expense	—	—	96	746	—	—	—	842
Stock issued in connection with ESPP	—	—	(107)	—	—	23,547	252	145
Other	—	—	—	—	—	(60,010)	(411)	(411)

BALANCE AT DECEMBER 31, 2003	17,155,211	1,716	103,264	(4,153)	40,581	(1,843,403)	(19,663)	121,745
Comprehensive loss:
Net loss	—	—	—	—	(23,837)	—	—	(23,837)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $828	—	—	—	—	(4,122)	—	—	(4,122)
Minimum pension liability adjustment, net of tax of $979	—	—	—	—	(1,532)	—	—	(1,532)
Foreign currency translation adjustments	—	—	—	—	6,259	—	—	6,259

Net comprehensive loss								(23,232)

Issuance of common stock for services	5,938	—	68	—	—	—	—	68
Exercise of stock options	—	—	(1,280)	—	—	693,349	7,396	6,116
Issuance of common stock for vested stock units	—	—	419	—	—	169,000	1,803	2,222
Forfeiture of non-vested stock	—	—	777	824	—	(150,000)	(1,601)	—
Deferred compensation expense	—	—	—	3,511	—	—	—	3,511
Stock issued in connection with ESPP	—	—	(80)	—	—	20,431	218	138
Acquisition of Commonwealth Industries, Inc.	13,608,274	1,361	174,675	(3,934)	—	—	—	172,102

BALANCE AT DECEMBER 31, 2004	30,769,423	$3,077	$277,843	$(3,752)	$17,349	(1,110,623)	$(11,847)	$282,670

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(dollars in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aleris International, Inc. (formerly IMCO Recycling Inc.) and all of our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

Our principal business involves the recycling of aluminum and production of specification alloys as well as the manufacture of common alloy aluminum sheet. We are also involved in the recycling of zinc and the manufacture of zinc oxide and zinc dust. Aluminum scrap material is also recycled for a fee and then the material is returned to our customers, some of whom are the world’s largest aluminum and automotive companies. Aluminum and zinc scrap is also purchased on the open market, recycled and sold.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment and goodwill, assumptions and methodology for assessing hedge effectiveness regarding aluminum, zinc and natural gas futures contracts, forward contracts and options, assumptions for computing pension and postretirement benefits workers’ compensation, medical and environmental liabilities as well as deferred tax valuation allowances and allowances for uncollectible accounts receivable.

Reclassification

Certain amounts in prior years have been reclassified to conform to the 2004 consolidated financial statement presentation.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

Cash we have that is not free and clear of encumbrances is classified as restricted cash. As a result of our refinancing activities in the fourth quarter of 2003, we had $9,144 and $24,846 of restricted cash at December 31, 2004 and 2003, respectively, in a custodial account held by the indenture trustee for the benefit of the holders of our Senior Secured Notes. See Note G—“Long-Term Debt.” In addition, the proceeds from our 2.24% variable rate Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds are restricted as to use and must be expended for capital improvements at the facility. At December 31, 2004, $2,718 of these proceeds had not been expended and remain classified as restricted cash. We also have $4,145 of restricted cash at December 31, 2004 associated with our workers’ compensation programs.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Risk

The majority of our accounts receivable are due from companies in the aluminum, zinc and automotive industries. Credit is extended based on evaluation of our customers’ financial condition; generally, collateral is not required. Accounts receivable are net of a valuation reserve that represents an estimate of amounts considered uncollectible. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. Expense reflected in our consolidated statement of operations for such uncollectible amounts, and receivables that were written-off against the valuation reserve, are as follows:

	For the year ended December 31,
	2004	2003	2002
Expenses for uncollectible accounts	$990	$1,469	$1,567
Receivables written off against the valuation reserve, net of recoveries	$155	$1,658	$2,933

We recorded additions to the allowance for doubtful accounts of $1,147 as of December 31, 2004 due to the acquisition of Commonwealth.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on a specific identification method or a weighted average cost.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

For our landfills, we adopted as of January 1, 2003, Statement of Financial Accounting Standards No. 143 (SFAS 143) “Accounting for Asset Retirement Obligations” for the recognition of our asset retirement obligations and the associated asset retirement costs. See Note L—“Asset Retirement Obligations.” Used space in the landfill is determined periodically either by aerial photography or engineering estimates. The construction costs of the landfills are depreciated as space in the landfills is used.

We review our property and equipment for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs. See Note E—“Property and Equipment.”

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs are as follows:

	Year ended December 31,
	2004	2003	2002
Capitalized interest	$436	$152	$212

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt as interest expense using the effective interest method.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is tested for impairment annually as of December 31 of each year. Our reporting units consist of Rolled Products, Zinc, Domestic Specialty Alloy, Domestic Aluminum Recycling, VAW-IMCO and Other International Operations. See Note P—“Goodwill.”

Revenue Recognition and Shipping and Handling Costs

Revenues are recognized when title transfers or risk of loss passes, which is generally as orders are completed and shipped. Certain customer orders provide for transfer of title or risk of loss at the time the shipments are received at their facilities. We recognize revenues at the time shipments are received for these customers. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. Shipping and handling costs are included within cost of sales in the consolidated statement of operations.

Stock-Based Compensation

We follow the intrinsic value method of accounting for stock-based compensation proscribed by Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. For grants of non-vested shares and units, compensation expense is determined based upon the fair value of the underlying stock at the date of grant and recognized over the vesting period. We have adopted the pro forma disclosure features of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

The fair value of our outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected option life in years	4.8	4.0	4.0
Risk-free interest rate	3.43%	4.89%	4.66%
Volatility factor	0.459	0.460	0.452
Dividend yield	0.00%	0.00%	0.00%

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pro forma information below is presented as if we had applied the fair value recognition provision of SFAS 123.

	December 31,
	2004	2003	2002
Net loss, as reported	$(23,837)	$(812)	$(51,866)
Add: stock-based compensation expense included in reported net loss, net of tax	5,867	522	62
Less: compensation cost determined under the fair value method, net of tax	(6,887)	(663)	(389)

Pro forma net loss	$(24,857)	$(953)	$(52,193)

Basic loss per share:
As reported	$(1.51)	$(0.06)	$(3.57)
Pro forma	(1.57)	(0.07)	(3.59)
Diluted loss per share:
As reported	$(1.51)	$(0.06)	$(3.54)
Pro forma	(1.57)	(0.07)	(3.56)

Market Risk Management Using Financial Instruments

We enter into derivatives to hedge the cost of energy and the sale and purchase price of certain aluminum and zinc products.

We are engaged in activities that expose us to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices. All derivative financial instruments are recorded at fair value. We measure the effectiveness of these cash flow hedges by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the expected cash flows of the hedged items. The ineffective portions are recorded in cost of sales in the current period while the effective portions are included in other comprehensive income until the underlying transaction impacts income. See Note Q—“Market Risk Management Using Financial Instruments.”

Our company is exposed to losses in the event of non-performance by counter-parties to derivative contracts. Although non-performance by counter-parties is possible, we do not currently anticipate any non-performance by any of these parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counter-parties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Foreign Currency Translation

Our foreign subsidiaries in the U.K., Germany, Netherlands, Mexico and Brazil use the local currency as their functional currency. Adjustments resulting from the translation of the assets and liabilities of our foreign operations into U.S. Dollars at the fiscal year end exchange rates are reflected as a separate component of

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders’ equity, except for current intercompany accounts, which along with foreign currency transaction gains and losses are reflected in the statements of operations. Gains related to the translation of current intercompany accounts increased other income by $123, $1,880 and $0 in 2004, 2003 and 2002, respectively. Foreign currency translation adjustments are the result of translating a foreign entity’s functional currency to U.S. Dollars. Foreign currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the foreign entities.

Self Insurance

We are substantially self-insured for losses related to workers’ compensation and health claims. Losses are accrued based upon estimates of the aggregate liability for claims incurred based on experience and certain actuarial assumptions. Under the terms of certain of the workers’ compensation programs, we are required to maintain pre-determined amounts of cash security, restricted as to use. At December 31, 2004 and 2003, we had $4,145 and $0, respectively, of restricted cash related to these programs.

Income Taxes

We account for income taxes using the liability method, whereby deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In valuing deferred tax assets, we use judgment in determining if it is more likely than not that some portion or all of a deferred tax asset will not be realized and the amount of the required valuation allowance.

General Guarantees and Indemnifications

It is common in long-term processing agreements for us to agree to indemnify customers for tort liabilities that arise out of, or relate to, the processing of their material. Additionally, we typically indemnify such parties for certain environmental liabilities that arise out of or relate to the processing of their material.

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

In financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $58,938 of floating rate debt outstanding at December 31, 2004.

Although we cannot estimate the potential amount of future payments under the foregoing indemnities and agreements, amounts paid under these guarantees and indemnifications have not been significant.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payments”, that, upon implementation, will impact our net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. The provisions of SFAS 123(R) are similar to

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those of SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

Consistent with the provisions of the new standard, we intend to adopt SFAS 123(R) in the third quarter of 2005, implementing it on a prospective basis. We are in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123(R) will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123. However, the 2004 pro forma disclosures include compensation expense for the December 2004 stock compensation awards and the unvested stock compensation awards we assumed from Commonwealth (see Note B—“Acquisitions and Joint Venture Information”) from the date of grant and acquisition, respectively to December 31, 2004. Had those awards been outstanding for all of 2004, the pro forma compensation cost would have increased by approximately $4,200. Future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. This guidance was used to determine the fair value of the acquired postretirement benefit obligations of Commonwealth Industries, Inc., resulting in a reduction in the accumulated benefit obligation of approximately $2,200 from the amount otherwise determined by our actuaries. Net periodic postretirement benefit expense for the period from the date of the acquisition of Commonwealth to December 31, 2004 was not materially affected.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact that this Statement may have on our future financial position and results of operations.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 provides that the manufacturer’s deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The manufacturer’s deduction had no effect on our 2004 results, as the deduction is first available to us in 2005. We are currently evaluating the effect that the manufacturer’s deduction will have on future results.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not elect to apply this provision in 2004 and may elect to apply this provision to qualifying repatriations in 2005. Due to the complexity of the repatriation provision, we are still evaluating the effect of the provision, including a definitive calculation of qualifying dividends and the effect of any repatriation on our tax provision. We expect to complete our evaluation in 2005.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B—ACQUISITIONS / JOINT VENTURE FORMATION

Acquisition of Commonwealth Industries, Inc.

On December 9, 2004, we acquired all of the shares of outstanding common stock of Commonwealth Industries, Inc. (“Commonwealth”). Commonwealth is a manufacturer of common alloy aluminum sheet, selling its products to end-users for use in building and construction products, transportation equipment and automotive parts, and consumer durables, as well as to distributors. We determined that the acquisition would improve the competitive position of the combined company by expanding our access to domestic and foreign capital markets, improving our position for future acquisition and growth opportunities and capitalizing on other vertical and horizontal opportunities. In addition, the acquisition is expected to provide opportunities to reduce costs through economies of scale in our operations as well as through shared services and technologies and the coordination of operations between facilities located near each other.

The aggregate purchase price was approximately $183,911, which consisted of $170,855 of our common stock, $1,247 in net fair value of our stock options and $11,809 of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 13.6 million shares of our common stock in exchange for the shares of Commonwealth then outstanding using an exchange ratio of .815 share of our common stock for each Commonwealth share. The fair value of the shares issued was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced on June 17, 2004. We also assumed the outstanding stock options of Commonwealth using the above exchange ratio, which now evidence options to purchase up to 940,257 shares of our common stock. The fair value of the stock options assumed was estimated using a Black-Scholes option pricing model. The intrinsic value allocated to the unvested options and non-vested stock assumed in the transaction that had yet to be earned as of the transaction date was approximately $3,934 and has been recorded as deferred compensation, a component of stockholders’ equity.

The consolidated financial statements include the results of Commonwealth from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of an independent appraisal of the fair value of acquired property and equipment, the determination of the fair value of certain other acquired assets and liabilities, and the completion of our integration plans and the final determination of the acquired federal and state net operating loss and tax credit carryforwards. The following represents the preliminary allocation of the purchase price:

Current assets	$297,530
Property and equipment	198,606
Other long-term assets	4,709
Current liabilities	(109,951)
Long-term debt	(125,000)
Other long-term liabilities	(81,983)

Total purchase price	$183,911

Acquired net deferred tax assets totaled $21,300. A full valuation allowance against these deferred tax assets was recorded through purchase accounting due to the uncertainty as to our ability to realize the benefits of these assets. See Note F—“Income Taxes.” In connection with the acquisition of Commonwealth, we developed a plan to relocate our corporate headquarters and performed initial integration activities which have resulted in the involuntary termination or relocation of certain Commonwealth employees. We recorded a $7,796 liability for involuntary termination and relocation benefits in the preliminary allocation of the purchase price. The liability for involuntary termination benefits covers 54 Commonwealth employees, primarily in general and administrative functions. As of December 31, 2004, $4,089 had been paid to affected employees. We expect to

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay the balance in 2005. We continue to develop other facets of our integration plan, including the elimination or consolidation of other administrative functions. We expect to complete our integration efforts by December 31, 2005.

Acquisition of VAW-IMCO

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

Under the redemption agreement, the redemption price for Hydro’s share interest was 30,408 Euros (approximately U.S. $32,300), payable in Euros in five installments, plus interest. The first installment of 6,082 Euros, plus interest of 613 Euros, was paid by VAW-IMCO to Hydro on March 18, 2003. The remaining annual installments were to have been paid beginning in December 2003. In conjunction with the refinancing of substantially all our debt in the fourth quarter of 2003, we fully paid the VAW-IMCO redemption liability. The subsequent settlement of the redemption liability and purchase of certain other recycling assets owned by our former joint venture partner for $28,300 resulted in a reduction of $5,432 of goodwill recorded related to the acquisition of the remaining 50% interest in VAW-IMCO. As a result of this agreement, voting control of VAW-IMCO was effectively vested in a wholly-owned subsidiary of our company, and effective March 1, 2003, the accounts of VAW-IMCO were consolidated with those of the company’s and reflected within our consolidated financial statements. Prior to that date, the accounts of VAW-IMCO were reflected in our financial statements under the equity method of accounting.

The consideration described above plus the obligations assumed were allocated to the following assets at their fair value: approximately $22,400 in cash, $34,200 in accounts receivable net of an allowance for doubtful accounts, approximately $19,300 in inventories, and approximately $36,334 in property and equipment.

We also included in our consolidated financial statements all of the obligations of VAW-IMCO which were recorded at their fair value. These include accounts payable and other accrued liabilities totaling approximately $33,300, as well as approximately $23,000 in current maturities of long-term debt and approximately $500 in long-term debt. We assumed a $10,000 liability for accrued pension costs and a deferred tax liability of almost $4,200.

The redemption price allocation described above resulted in our recording approximately $12,518 in goodwill. This goodwill is not deductible for tax purposes.

Unaudited Pro forma Information

The following table summarizes unaudited pro forma financial information assuming the Commonwealth and VAW-IMCO acquisitions had occurred as of the beginning of the earliest period presented. The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions been made at the beginning of the periods presented nor are they necessarily indicative of any future operating results.

	Unaudited Pro forma Year ended December 31,
	2004	2003
Revenues	$2,271,317	$1,761,897
Gross profits	153,844	107,250

Net loss	$(23,191)	$(31,501)

Net loss per common share:	$(0.82)	$(1.12)

The pro forma operating results include the following charges and costs recorded by us and Commonwealth in 2004 and 2003:

		Year Ended December 31,
		2004	2003
Aleris	Asset impairment charges	$4,158	$5,905
	Restructuring and merger related costs	10,754	—
	Executive separation charges	4,512	—

Commonwealth	Restructuring and other charges	$25,195	—

The restructuring and other charges recorded by Commonwealth related to their efforts to improve profitability by eliminating under-performing operations and streamlining overhead, as well as costs associated with the merger.

NOTE C—SALE OF RECEIVABLES

During the fourth quarter of 2003, in connection with the issuance of our 10 3/8% senior secured notes and the establishment of our senior secured revolving credit facility (see Note G—“Long-Term Debt”), we repurchased the remaining balance of $46,300 in receivables sold under the receivables sale facility and terminated the receivables sale facility in October 2003. This facility was scheduled to expire in November 2003.

The amounts of receivables sold and the associated fees paid are shown below:

	2003	2002
Fees on receivables	$843	$1,698
Receivables sold under facility	$46,300	$61,300

NOTE D—INVENTORIES

The components of our consolidated inventories are:

	December 31,
	2004	2003
Finished goods	$88,328	$36,329
Raw materials	79,365	33,428
Work in process	63,170	4,613
Expendable parts and supplies	20,922	3,900

	$251,785	$78,270

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—PROPERTY AND EQUIPMENT

The components of our consolidated property and equipment are:

	December 31,
	2004	2003
Land, buildings and improvements	$211,192	$153,359
Production equipment and machinery	466,694	283,901
Office furniture, equipment and other	24,933	18,374

	$702,819	$455,634
Accumulated depreciation	(270,040)	(235,966)

	$432,779	$219,668

Our depreciation and repair and maintenance expense was as follows:

	For the year ended December 31,
	2004	2003	2002
Depreciation expense	$34,724	$33,380	$23,646
Repair and maintenance expense	34,815	26,992	20,559

Estimated useful lives for buildings and improvements range from 5 to 39 years, machinery and equipment range from 2 to 20 years and office furniture and equipment range from 3 to 10 years.

Due to the continuing operating losses experienced by our Shelbyville, Tennessee facility, we performed an impairment evaluation of the related assets in the fourth quarter of 2004. As a result, we recorded a $3,717 impairment charge to write down the assets to their estimated fair values at December 31, 2004. We based fair value on appraisals of the land and buildings and a discounted cash flow analysis of the machinery and equipment. Also during the fourth quarter of 2004, we decided to permanently close our Rockwood, Tennessee facility, which had been idled since August 2003. We recorded a $441 impairment charge to write down the affected assets to their estimated fair values. These impairment charges have been included as depreciation expense within costs of sales in the consolidated statement of operations.

During the fourth quarter of 2003, we decided to permanently close our Wendover, Utah facility due to the continued shutdown of primary smelter capacity in the Pacific Northwest. As a result we evaluated the assets associated with this facility for impairment. We recorded a $3,061 impairment charge to write-down the Wendover, Utah assets to fair value. We based fair value upon the fact that certain assets would be relocated to other aluminum recycling operations. The impairment charge was recorded as depreciation expense in cost of sales.

Due to adverse market conditions in the domestic aluminium segment, in the fourth quarter of 2003 management commenced a review of our assets held for sale. Based upon the net book value of certain of the assets reviewed exceeding their estimated fair value, we recorded additional depreciation expense of $879 in cost of sales and $1,965 in other (income) expense, net in the fourth quarter of 2003.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—INCOME TAXES

The provision for (benefit from) income taxes, including income taxes on minority interests, was as follows:

	For the Year Ended December 31,
	2004	2003	2002
Current:
Federal	$(568)	$(1,771)	$2,636
State	191	(57)	—
Foreign	7,638	4,650	245

	7,261	2,822	2,881
Deferred:
Federal	(3,827)	(4,508)	(130)
State	3,329	(1,568)	59
Foreign	721	2,010	1,033

	223	(4,066)	962

Provision for (benefit from) income taxes	$7,484	$(1,244)	$3,843

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision for (benefit from) income taxes as follows:

	For the year ended December 31,
	2004	2003	2002
Income tax expense (benefit) at the federal statutory rate	$(5,648)	$(524)	$3,944
Foreign income tax rate differences	659	(524)	(961)
State income taxes, net	(2,827)	(1,124)	315
Foreign tax credit	(1,054)	—	(247)
Other, net	(46)	(714)	(789)
Change in valuation allowance	16,400	1,642	1,581

Provision for (benefit from) income taxes	$7,484	$(1,244)	$3,843

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax liabilities and assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred Tax Liabilities:
Accelerated depreciation and amortization	$54,878	$19,240
State income taxes	328	1,787
Deferred hedging gain	5,044	1,190

Total deferred tax liabilities	60,250	22,217
Deferred Tax Assets:
Net operating loss carryforwards	44,524	16,190
Tax credit carryforwards	16,952	2,489
Expenses not currently deductible	7,184	3,579
Accrued pension	12,986	—
Accrued post retirement	14,696	—
Other	5,118	—

Total deferred tax assets	101,460	22,258
Valuation allowance	(48,604)	(8,987)

Net deferred tax assets	52,856	13,271

Net deferred tax liabilities	$7,394	$8,946

At December 31, 2004, and 2003 we had valuation allowances of $48,604 and $8,987, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to our potential inability to utilize U.S. federal and state net operating loss and tax credit carry forwards and certain foreign net operating loss carry forwards. Based on the available evidence, except for the deferred tax assets related to a portion of the foreign tax credit that can be carried back to prior years, a full valuation allowance has been established in 2004 for all other deferred tax assets related to domestic operations. The acquisition of Commonwealth resulted in $21,356 of additional net deferred tax assets. We have recorded a full valuation allowance against these net deferred tax assets in purchase accounting. If these net deferred tax assets are ultimately realized, the reversal of the tax valuation allowances established in purchase accounting would result in a reduction of the income tax expense because there is no goodwill or other noncurrent intangible assets related to this acquisition. The valuation allowance also increased by $1,338 in 2004 due to the benefit generated from the current year exercise of stock options. This amount was recorded to stockholders’ equity.

At December 31, 2004, we had approximately $18,600 of unused net operating loss carry forwards for foreign tax purposes, which do not expire, $286 of foreign net operating loss carry forwards that expire starting in 2013 and $90,286 in U.S. federal income tax net operating loss carry forwards that expire starting in 2005, of which $48,666 is subject to a limitation as to its use in any given year under U.S. income tax regulations regarding change in ownership. The company also had a significant amount of net operating losses for state purposes, all of which have been provided a full valuation allowance.

At December 31, 2004, we had $13,899 unused U.S. federal tax credit carry forwards, of which $10,823 are subject to a limitation as to use in any given year under U.S. income tax regulations regarding change in ownership. We also had a significant amount of unused state tax credit carry forwards, all of which have been provided a full valuation allowance.

For U.S. federal income tax, at December 31, 2004 and 2003, we had a $500 receivable and a $380 payable for U.S. federal income tax, respectively.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2004, 2003 and 2002, we had earnings (loss) before income taxes, minority interests and cumulative effect of accounting change from domestic operations of $(38,289), $(17,845) and $8,019, respectively, and from foreign operations of $22,423, $16,348 and $3,249, respectively.

Undistributed earnings for all non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. As of December 31, 2003, the undistributed earnings are estimated at $37,131 for all our foreign entities.

NOTE G—LONG-TERM DEBT

Our long-term debt is summarized as follows:

	December 31,
	2004	2003
9% Senior Notes, due November 15, 2014	$125,000	$—
10 3/8% Senior Secured Notes, due October 6, 2010, net	208,872	208,751
Amended and restated senior secured credit facility, expiring in December 2008	50,798	32,991
VAW-IMCO term loan facilities	8,140	—
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016	5,707	5,705
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
2.24% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, Due May 1, 2027	4,970	—
Other	212	46

Subtotal	412,399	256,193
Less current maturities	61	33,017

Total	$412,338	$223,176

9% Senior Notes

In November 2004, we issued $125,000 of 9% senior unsecured notes (“Senior Notes”) in anticipation of the acquisition of Commonwealth. The proceeds from the offering were used to repay an equivalent amount of senior secured notes of Commonwealth, as required under the “change of control” provisions of that indenture, upon the consummation of the acquisition on December 9, 2004. Interest is payable semi-annually, on November 15 and May 15 of each year, commencing on May 15, 2005. Fees and expenses of the senior notes were $4,994 and are being amortized as additional interest expense over the term of the senior notes.

The Senior Notes are guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries on a senior unsecured basis. The Senior Notes are not guaranteed by our foreign subsidiaries. The Senior Notes and the guarantees are effectively subordinated to our existing 10 3/8% Senior Secured Notes and will be subordinated to our and our guarantor subsidiaries’ future secured debt and rank equal in right of payment with all of our other senior indebtedness.

We cannot redeem the Senior Notes until November 15, 2009. Thereafter, we may redeem some or all of the Senior Notes at any time, and from time to time, on or after November 15, 2009 at redemption prices ranging from 104.5% in 2009 to 100% in 2012 and thereafter plus accrued interest. On or before November 15, 2007, up

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to 35% of the Senior Notes may be redeemed with the proceeds of one or more equity offerings of our common shares at a redemption price of 109% of the principal amount plus accrued interest.

Upon the occurrence of a “change of control” (as defined under the indenture governing the Senior Notes), we are required to offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the outstanding Senior Notes plus accrued interest.

The indenture governing the Senior Notes, among other things, contains covenants limiting our ability and the ability of our restricted subsidiaries to incur additional debt or grant preferred stock; grant liens; make restricted payments, including paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; and consolidate merge or transfer all of our or our subsidiaries’ assets.

10 3/8% Senior Secured Notes

In October 2003, we issued $210,000 principal amount of 10 3/8% Senior Secured Notes (“Senior Secured Notes”) as part of a refinancing of our debt facilities. The issue was priced at 99.383% to yield 10.50% and provided $208,704 of gross proceeds, after offering discount. Interest is payable semi-annually, on April 15 and October 15 of each year. In addition, in October 2003 we established a new four-year $120,000 senior secured revolving credit facility (“Senior Credit Facility”). Our former senior credit facility and former receivables sale facility, which were both scheduled to expire by their terms in the fourth quarter of 2003, were replaced by the senior secured notes and the new Senior Credit Facility.

The proceeds from the Senior Secured Note offering and initial borrowings under the new Senior Credit Facility were used as follows: repayment of the former credit facility, $122,500; repurchase of receivables outstanding under the receivables sales facility and termination of such facility, $46,300; repayment of certain Brazilian loans, $7,541. Additionally, approximately $51,400 in proceeds were applied toward outstanding loans and obligations owed by VAW-IMCO to commercial banks and to Hydro Aluminium Deutschland GmbH (Hydro), our former joint venture partner, with regard to VAW-IMCO’s redemption liability.

Of the approximately $51,400 in proceeds referred to above, $27,376 was used to pay all amounts owed under the VAW-IMCO redemption liability. We paid 23,750 Euros (approximately $28,300) to Hydro for the share redemption liability and an aluminum recycling furnace and related assets and real estate located at, and adjacent to, a VAW-IMCO facility.

Fees and expenses of the Senior Secured Note offering and the establishment of the new Senior Credit Facility were $11,553. The fees are being amortized as additional interest expense over the terms of the Senior Secured Notes and the amended term of the Senior Credit Facility. During the fourth quarter of 2003, due to the extinguishment of our former senior revolving credit facility, we recognized a loss of $753 due to the write-off of unamortized debt costs related to the former senior revolving credit facility.

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

The Senior Secured Notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the Senior Credit Facility and by any future domestic restricted subsidiaries. The Senior Secured Notes are not guaranteed by any of our current foreign subsidiaries. See Note O—“Condensed Consolidated Financial Statements.” The Senior Secured Notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

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

Amended and Restated Senior Credit Facility

In conjunction with the acquisition of Commonwealth, we amended and restated our Senior Credit Facility to increase the borrowing capacity from $120,000 to $325,000, reduce the margin spread for borrowings under the federal funds rate and to extend the term of the facility to December 2008. Under the amended terms of the Senior Credit Facility, we pay interest, at our option, at rates per annum equal to: (1) the greater of (a) the prime rate or (b) a federal funds rate plus ½%, in each case plus an applicable margin spread; or (2) a LIBOR-based rate plus an applicable margin spread. The applicable margin spread ranges from 100 to 175 basis points for base rate and federal funds rate loans and from 200 to 275 basis points for LIBOR-based loans. At December 31, 2004, the weighted average interest rate was 5.47%.

We are also subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of December 31, 2004, we estimated that our borrowing base would have supported additional borrowings of $193,967 after giving effect to outstanding borrowings of $50,798 and outstanding letters of credit of $14,444. As of December 31, 2004, our total borrowing base was approximately $259,209.

Fees and expenses associated with amending the terms of the Senior Credit Facility totaled $5,380 and are being amortized to interest expense over the amended term.

The amended terms of our Senior Credit Facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Under the amended terms of the Senior Credit Facility, we are permitted to pay dividends of up to $5,000 per year. The indebtedness under the senior secured credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. If at any time during specified periods, our undrawn availability under this facility is less than $50,000, we will also be required to maintain a minimum fixed coverage ratio of 1.1 to 1.0, calculated based on our parent entity and wholly-owned domestic subsidiaries.

Borrowings under the facility must be repaid at the termination date of the facility in 2008. However, upon the occurrence of certain events, including a continuing “event of default”, as defined, and a reduction of our undrawn availability under the revolver to $65.0 million for five consecutive days or $60.0 million on any day, all of our cash receipts would be deposited into a lockbox that would be applied against outstanding borrowings.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VAW-IMCO credit facilities

Our German subsidiary, VAW-lMCO Guss und Recycling GmbH (VAW-IMCO), has two lines of credit available for its working capital needs and two additional term loan facilities for the construction of a new manufacturing facility in Deizisau, Germany. The total amount of credit available under these facilities is 15,000 Euros for working capital and 10,000 Euros for capital needs. The working capital lines of credit expire in April and May 2006. One term loan facility expires in September 2005 and provides for a loan that matures five years from the date of borrowing. The other term loan facility expires in March 2009. Both facilities bear interest based on EURIBOR pricing plus a margin of 1.15%. As of December 31, 2004, no amounts were outstanding under the working capital lines of credit and 6,000 Euros (approximately $8,140) were outstanding under the capital lines of credit, bearing interest at an average rate of 3.31%.

Other

As of December 31, 2004, we were in compliance with all applicable debt covenants.

In February 2004, VAW-IMCO paid Aleris approximately 20,000 Euros ($24,846, including interest), repaying in full its indebtedness owed to Aleris under an intercompany note that Aleris had pledged in October 2003 as part of the collateral security for the Senior Secured Notes. The prepayment of this intercompany note, which was denominated in U.S. Dollars, resulted in a recognized gain of $278 for the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the Senior Secured Notes, which permitted us to use these funds through January 2005 for acquisitions and construction of assets and properties to be used in our domestic business, which were added to the collateral security for the Senior Secured Notes. Because the funds were designated for additional property and equipment, the funds were classified as non-current restricted cash on our balance sheet as of December 31, 2003. During 2004, we utilized approximately $15,702 of these restricted funds to acquire property and equipment. At December 31, 2004, approximately $9,144 remained restricted and was classified as non-current restricted cash. In February 2005, we made an offer to repurchase outstanding Senior Secured Notes in an amount of up to $5,500, the extent of the amount of the unused funds remaining in the collateral account. This offer resulted in our repurchase of $1,200 in Senior Secured Notes. We may use the balance of the excess funds for our general corporate purposes.

Scheduled maturities of our long-term debt subsequent to December 31, 2004 are as follows:

2005	$61
2006	46
2007	46
2008	50,845
2009	8,152
After 2009	353,249

Total	$412,399

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—RESTRUCTURING AND MERGER RELATED COSTS

As a result of the acquisition of Commonwealth, we announced plans to relocate our corporate headquarters from Irving, Texas to Cleveland, Ohio and restructure and consolidate certain duplicative administrative functions. The charges related to these restructuring initiatives, including the termination of certain executives of Aleris concurrent with the acquisition, totaled $10,754. The charges cover the reduction of 47 corporate personnel, including our former interim chief executive officer and former chief financial officer. Of those 47 individuals, approximately 40 have not left their positions as of December 31, 2004. The restructuring and consolidation plan will be completed by December 31, 2005. The pre-tax restructuring and merger related costs, which are not allocated to a particular segment, are composed of the following:

	Initial provision	Utilization during 2004	Balance at December 31, 2004	Non-cash portion of the provision
Severance and benefit costs	$7,135	$(5,070)	$2,065	$—
Accelerated vesting of non-vested shares and units	3,619	(3,619)	—	3,619

Total	$10,754	$(8,689)	$2,065	$3,619

NOTE I—NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	2004	2003	2002
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change	$(23,837)	$(812)	$6,864
Cumulative effect of accounting change	—	—	(58,730)

Net loss	$(23,837)	$(812)	$(51,866)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	15,793,182	14,472,884	14,547,826
Dilutive potential common shares—stock options	—	—	107,212

Denominator for diluted earnings (loss) per share	15,793,182	14,472,884	14,655,038

Net earnings (loss) per share:
Basic before cumulative effect of accounting change	$(1.51)	$(0.06)	$0.47
Basic after cumulative effect	(1.51)	(0.06)	(3.57)
Dilutive before cumulative effect	(1.51)	(0.06)	0.47
Dilutive after cumulative effect	(1.51)	(0.06)	(3.54)

The following stock options and non-vested shares and units were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	2004	2003	2002
Anti-dilutive stock options and non-vested shares and units as of December 31,	3,417,211	2,973,177	1,798,890

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE J—EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plans

We sponsor a profit-sharing retirement plan covering most of our employees in the Aluminum Recycling and Zinc segments as well as certain corporate employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Our profit sharing contributions are as follows:

	2004	2003	2002
Company profit sharing contributions	$1,888	$937	$1,778

Subject to certain dollar limits, our employees may contribute a percentage of their salaries to this plan, and we match a portion of the employees’ contributions. Our match of employee’s contributions was as follows:

	2004	2003	2002
Company match of employee contributions	$1,619	$1,562	$1,361

In addition, as part of the acquisition of Commonwealth, we sponsor defined contribution plans covering certain employees of the Rolled Products segment as well as certain corporate employees. In one of the plans, we match 30% of a participant’s voluntary contributions up to a maximum of 6% of a participant’s compensation. In the other plan, we match 100% of the first 3% of a participant’s voluntary contributions to the plan. Our match of employees’ contributions was approximately $100 for the period from acquisition to December 31, 2004.

Employee Stock Purchase Plan

Effective July 1, 1999, we adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee’s eligible compensation. A total of 800,000 shares are available for purchase under the plan. We issued 20,431, 23,547, and 29,902 shares under the plan in 2004, 2003 and 2002, respectively.

Defined Benefit Pension Plans

Our non-contributory defined benefit pension plans cover substantially all salaried and non-salaried employees formerly employed by Commonwealth. The plan benefits are based primarily on years of service and employees’ compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some VAW-IMCO senior officers are entitled to receive enhanced pension benefits. The plan is a book reserve plan, i.e. no plan assets are provided and the employer sets up a book reserve (pension accrual) for payment of the benefits. Under SFAS 87, “Employers’ Accounting for Pensions,” a book reserve plan under German law is an unfunded plan and a liability has to be recognized as an unfunded accrued pension cost. This amount is covered by a German pension insurance association under German law if VAW-IMCO is unable to fulfill its obligations. As of April 1, 2004 benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the net periodic benefit expense were as follows:

	U.S. Pension Benefits	European Pension Benefits
	2004	2004	2003
Service cost	$257	$502	$361
Interest cost	574	862	578
Amortization of net (gain) loss	—	144	—
Expected return on plan assets	(626)	(4)	—

Net periodic benefit cost	$205	$1,504	$939

The changes in projected benefit obligation and plan assets during the year, using December 1 and September 30 measurement dates for the U.S. and European pension plans, respectively, are as follows.

	U.S. Pension Benefits	European Pension Benefits
	2004	2004	2003
Projected benefit obligation, beginning of year	$—	$16,043	$—
Acquisitions	125,707	—	9,724
Service cost	257	502	361
Interest cost	574	862	578
Actuarial loss/(gain)	—	1,606	3,285
Benefits paid	(820)	(335)	(272)
Other	—	1,611	2,367

Projected benefit obligation, end of year	$125,718	$20,289	$16,043

Fair value of plan assets, beginning of year	$—	$—	$—
Acquisitions	88,809	—	—
Employer contributions	—	531	272
Actual return on plan assets	1,620	29	—
Benefits paid	(820)	(335)	(272)

Fair value of plan assets, end of year	$89,609	$225	$—

Fair value of plan assets less than projected benefit obligation	$(36,109)	$(20,064)	$(16,043)
Unrecognized net actuarial (gain) loss	(994)	5,519	3,649
Provision for pension insurance	—	—	(97)
Other	—	—	(881)

Net amount recognized	$(37,103)	$(14,545)	$(13,372)

	U.S. Pension Benefits	European Pension Benefits
	2004	2004	2003
Accrued benefit liability	$(37,103)	$(17,056)	$(13,372)
Accumulated other comprehensive loss	—	1,532	—
Deferred income tax asset	—	979	—

Net amount recognized	$(37,103)	$(14,545)	$(13,372)

The accumulated benefit obligation of the U.S. and European pension plans was $123,100 and $17,056, respectively, at December 31, 2004.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. For our domestic pension plans, we base the discount rate used on Moody’s Aa bond index. This rate is adjusted for the underlying duration of the plans’ liabilities. The rates of returns on assets used is determined based upon an analysis of the plans’ historical performance relative to the overall markets and mix of assets. The Company assesses the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and makes adjustments to the assumptions as appropriate. The weighted average assumptions used to determine benefit obligations at December 31 and net pension expense for the period from the date of acquisition to December 31 are as follows:

	U.S. Pension Benefits	European Pension Benefits
	2004	2004	2003
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.5%	5.0%	5.5%
Rate of compensation increase	3.75%	3.0%	3.0%
Cost-of-living increases for pensions	—	2.0%	2.0%
Weighted average assumptions used to determine net pension expense for the year ended December 31:
Discount rate	5.5%	5.5%	5.5%
Expected return on plan assets	8.5%	3.5%	—
Rate of compensation increase	3.75%	3.0%	3.0%

The U.S. pension plan assets consist primarily of equity securities, guaranteed investment contracts and fixed income pooled accounts. The Company’s plan asset allocation at December 31, 2004 and target allocation for 2005 are as follows:

	Percentage of Plan Assets
	at December 31, 2004	Target Allocation
Asset Category:
Equity securities	57%	50%
Debt securities	43%	50%

Total	100%	100%

The Company’s policy for the U.S. pension plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act of 1974. We expect to make $3,000 of contributions in the year ending December 31, 2005.

The following benefit payments for the U.S. pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

2005	$5,995
2006	6,550
2007	7,201
2008	8,346
2009	8,570
2010-2014	53,866

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition of Commonwealth, we also contribute to a union sponsored defined benefit multi-employer pension plan for certain of Commonwealth’s non-salaried employees. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of the employers’ withdrawal from such a plan or upon a termination of such a plan. Management does not intend to take any action that would subject the Company to any such liabilities. Our expense relating to the multi-employer pension plan was approximately $200 for the period from the date of acquisition to December 31, 2004.

Other Postretirement Benefit Plans

As a result of the acquisition of Commonwealth, we acquired a health care and life insurance benefit plan covering certain employees hired by Commonwealth on or before September 1, 1998. The Company accrues the cost of postretirement benefits within the covered employees’ active service periods. The financial status of the plan at December 31, using a December 1 measurement date, is as follows:

2004
Change in benefit obligation:
Benefit obligation, beginning of year	$—
Acquisitions	42,165
Service cost	33
Interest cost	193
Actuarial loss (gain)	114
Benefits paid	(405)

Benefit obligation, end of year	$42,100

Change in plan assets:
Fair value of plan assets, beginning of year	$—
Actual return on plan assets	—
Employer contribution	405
Benefits paid	(405)

Fair value of plan assets, end of year	$—

Funded status	$(42,100)
Unrecognized net actuarial loss	114

Accrued postretirement benefit cost	$(41,986)

The components of net postretirement benefit expense for the period from the date of acquisition to December 31, 2004 are as follows:

2004
Components of net postretirement benefit expense:
Service cost	$33
Interest cost	193

Net postretirement benefit expense	$226

We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. We base our discount rate used on Moody’s Aa bond index. This rate is adjusted for the underlying

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

duration of the plan’s liabilities. The weighted average discount rate used to determine benefit obligations at December 31 and net postretirement benefit expense for the period from the date of acquisition to December 31, 2004 was 5.5%.

For measurement purposes, there is an employer cap on the amount paid for retiree medical benefits. At December 31, 2004, the employer cap had not yet been reached. In addition, the health care cost trend rate assumption is projected to increase in 2005 at an annual rate of 8.5% for retirees under age 65 and 10% for retirees 65 years and older and is assumed to decrease gradually to 5% by 2011 for retirees under age 65 and by 2014 for retirees 65 years and older and remain constant thereafter. If the health care cost trend rate assumption is increased by 1%, the postretirement benefit obligation as of December 31, 2004 and the combined service and interest cost components of postretirement benefit expense for the period from the date of acquisition to December 31 would be increased by approximately $200 and $1, respectively, and if the health care cost trend rate assumption is decreased by 1%, the postretirement benefit obligation as of December 31, 2004 and the combined service and interest cost components of postretirement benefit expense for the period from the date of acquisition to December 31 would be decreased by approximately $200 and $1, respectively.

Our policy for the plan is to make contributions equal to the benefits paid during the year.

The following benefit payments, net of the annual Medicare Part D subsidy of approximately $200 beginning in 2006, are expected to be paid for the periods indicated:

2005	$3,719
2006	3,766
2007	3,773
2008	3,780
2009	3,678
2010-2014	17,917

NOTE K—STOCKHOLDERS’ EQUITY

On December 8, 2004, an amendment to our certificate of incorporation was approved by our shareholders that increased the number of our authorized shares from 40 million to 80 million shares.

In December 2004, our shareholders approved the 2004 Equity Incentive Plan. This plan provides for the grant of stock options and other stock awards to eligible employees. There are 1,100,000 shares of common stock reserved for issuance pursuant to awards granted under this plan. No awards may be granted under this plan after September 22, 2014. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service. In December 2004, we granted 243,700 stock options and 52,400 non-vested shares of our common stock to certain employees. The options vest in one-third increments over a three year period from the date of grant. One-half of the non-vested shares will vest three years from the date of grant while the remaining shares will vest in five years but may vest in three years subject to certain performance goals being met. At December 31, 2004, the non-vested shares had not been issued from our treasury stock. Upon issuance, the grant date fair value of these awards will be shown as a reduction to treasury stock with a corresponding adjustment to deferred compensation in the consolidated balance sheet. The grant date fair value is being amortized over the vesting period.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of Commonwealth, we have assumed the historical stock option plans of Commonwealth. These plans cover certain officers, key employees and directors. The plans provide for the grant of options to purchase common stock, the award of non-vested shares and, in the case of non-employee directors, the award of shares of common stock. The total number of shares authorized under the plans is 2,404,250. In December 2004, we granted 565,700 stock options and 115,200 non-vested shares of our common stock to certain employees under these plans. 593,922 shares were available for grants and awards at December 31, 2004.

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

In 1996, we adopted our Annual Incentive Program, which provided certain of our key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan also provides for the granting of stock options to key management employees on a discretionary basis. Nonqualified and incentive stock options may be granted. Options granted to employees under this plan have various vesting periods. Annually, non-employee directors will be granted nonqualified stock options exercisable after six months from the date of grant, equal to the number of shares determined by dividing the annual retainer fee amount by the fair market value of a share of common stock as of the date of grant. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

The 1992 Stock Option Plan and the 1996 Annual Incentive Program allow for the payment of all or a portion of the exercise price and tax withholding obligations in shares of our common stock delivered and/or withheld. Such payment or withholding will be valued at fair market value as of the date of exercise. Participants making use of this feature will automatically be granted a reload stock option to purchase a number of shares equal to the number of shares delivered and/or withheld. When a reload stock option is granted, a portion of the shares issued to the participant will be designated as restricted stock for a period of five years, although the restrictions may lapse earlier under certain circumstances. Reload stock options have an exercise price equal to the fair market value of the underlying stock as of the date of grant (i.e, the date of exercise of the original options) and will expire on the same date as the original options.

In March 1998, we adopted the Executive Option Exercise Loan Program in order to encourage option exercises and share retention by management employees holding certain options under our Amended and Restated Stock Option Plan and to provide such management employees with a long-term capital accumulation opportunity. This program provided loans to permit the exercise of certain stock options under the Amended and Restated Stock Option Plan and to pay federal and state taxes realized upon such exercises. As of January 1, 2002, we had extended $2,266 in executive loans to these individuals ($1,624 of which represented a reduction to additional paid-in capital and $642 of which was included in other long-term assets).

The terms of the Executive Option Exercise Loan Program provided that the loans extended could be repaid in shares of the Company’s common stock, so long as the Compensation Committee of the Company’s Board of Directors approved that repayment method. In May 2002, following approval of the Compensation Committee,

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially all of the outstanding loans and accrued interest under the program were repaid by the participants surrendering to the Company 205,439 shares of common stock held by the Company as collateral for the loans. The shares surrendered to our Company were valued as of the date of transfer (May 9, 2002) at $2,321, based upon the closing price per share on the New York Stock Exchange on that date ($11.30 per share). In December 2002, the remaining outstanding loans held by one executive officer were repaid in accordance with the terms of the Program by his surrendering 9,001 shares of common stock. The shares surrendered to the Company were valued as of the date of transfer (December 12, 2002) at $75, based upon the closing price per share on the New York Stock Exchange on that date ($8.31 per share).

Transactions under these plans are as follows:

	2004		2003		2002
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding January 1	2,133,177	$10.26	2,319,500	$10.45	1,864,387	$11.41
Assumed Commonwealth options	940,527	10.19	—	—	—	—
Granted	905,080	13.85	4,000	7.50	683,700	8.18
Exercised	(691,228)	8.52	(3,001)	5.33	(29,549)	4.70
Cancelled	(327,036)	12.68	(187,322)	12.63	(199,038)	12.47

Outstanding December 31	2,960,520	$11.80	2,133,177	$10.26	2,319,500	$10.45

Exercisable December 31	1,671,194	$10.43	1,571,682	$11.27	1,369,640	$12.67

Non-vested Shares and Units
Awarded and not vested at January 1	930,000		850,000		650,000
Assumed Commonwealth non-vested shares	212,100		—		—
Awarded	363,000		80,000		200,000
Vested	(859,000)		—		—
Forfeited	(207,000)		—		—

Awarded and not vested at December 31	439,100		930,000		850,000

The weighted average grant date fair value per share of all stock option awards granted in 2004, 2003, and 2002 was $6.48, $3.13 and $3.74, respectively.

The weighted average grant date fair value of all non-vested stock awards granted in 2004, 2003 and 2002 was $14.51, $7.50 and $5.49, respectively. Compensation expense is recognized over the vesting periods for these awards. Total compensation expense recognized in selling, general and administrative expense was $2,248, $841 and $100 in 2004, 2003 and 2002, respectively. In addition, $3,619 of compensation expense was recognized during 2004 related to the accelerated vesting of non-vested shares and share units held by certain executives whose employment terminated upon the consummation of the merger. This amount has been classified in restructuring and merger related charges in the consolidated statement of operations.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to options outstanding at December 31, 2004, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.38 – $ 4.75	126,671	2.9	$4.39	126,671	$4.39
$ 4.75 – $ 7.13	321,528	6.4	$5.98	315,528	$5.99
$ 7.13 – $ 9.50	546,228	5.3	$8.28	424,395	$8.22
$ 9.50 – $11.88	511,060	8.0	$11.28	191,917	$11.23
$11.88 – $14.25	316,618	3.9	$12.75	275,868	$12.84
$14.25 – $16.63	1,030,289	8.3	$15.49	228,689	$15.80
$16.63 – $19.00	52,057	2.2	$17.98	52,057	$17.98
$19.00 – $21.38	12,223	1.1	$19.99	12,223	$19.99
$21.38 – $23.75	43,846	0.8	$22.76	43,846	$22.76

	2,960,520			1,671,194

NOTE L—ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Under the provisions of this standard, we recorded the estimated fair value of liabilities for existing asset retirement obligations, as well as associated asset retirement costs, which were capitalized as increases to the carrying amounts of related long-lived assets. The amounts recorded are for legal obligations associated with the normal operation of our landfills and the retirement of those assets. Our asset retirement obligations consist primarily of environmental compliance costs associated with our landfills.

Asset retirement costs are currently estimated to be approximately $8,500 and are being expensed as space in the landfills is used. Used space in the landfill is determined either by aerial photography or engineering estimates. The construction costs of the landfills are depreciated as space in the landfills is used. As of December 31, 2004 and 2003 our total asset retirement obligations for our landfills was $5,699 and $5,285, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Prior to our adoption of SFAS 143, accrued landfill closure costs were $3,100 as of December 31, 2002. The adoption of SFAS 143 required us to recognize approximately $2,000 in asset retirement obligations. An equal amount was recorded as an asset for asset retirement costs. The asset retirement costs will be expensed over the lives of the landfills.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE M—COMMITMENTS AND CONTINGENCIES

Operating leases

We lease various types of equipment and property, primarily the equipment utilized in our operations at our various plant locations and at our headquarters facility. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, were:

Year ending December 31,	Operating Leases
2005	$6,554
2006	4,975
2007	1,860
2008	1,321
2009	688
Thereafter	2,190

$17,588

Rental expense under cancelable and noncancelable operating leases for 2004, 2003 and 2002 was $7,310, $6,021 and $3,986, respectively.

Purchase Obligations

Our noncancellable purchase obligations are principally for materials, such as metals and fluxes. These materials are used in our manufacturing operations. Our purchase obligations are as follows:

	Cash Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Purchase obligations	$1,143,509	$587,316	$268,193	$192,000	$96,000

Amounts recognized in cost of sales related to these purchase obligations totaled $65,667, $67,023 and $65,491 in 2004, 2003 and 2002, respectively.

Environmental Proceedings

Our operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements.

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar stated statutes and may

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders by agencies in four states for environmental remediation at five sites, two of which are located at our operating facilities.

Our reserves for environmental remediation liabilities totaled $6,396 and $1,036 at December 31, 2004 and 2003, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet. These amounts are in addition to our asset retirement obligations discussed in Note L—”Asset Retirement Obligations.” In connection with the acquisition of Commonwealth, we have recorded obligations of $5,159, which represents our preliminary estimate of the fair value of the acquired environmental remediation liabilities, through purchase accounting.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

NOTE N—SEGMENT INFORMATION

Description of the Types of Products and Services from which Each Reportable Segment Derives its Revenues

With the acquisition of Commonwealth in 2004, we now have the following operating segments: Rolled Products, Aluminum Recycling, Specialty Alloy, Zinc and International.

The Aluminum Recycling and Specialty Alloy operating segments have been aggregated into one reporting segment for financial reporting purposes, the aluminum recycling segment. This segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities within the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical, and they report to the same member of executive management. Our international segment represents all of our aluminum melting, processing, alloying, and trading activities outside of the United States. Our zinc segment represents all of our zinc melting, processing and trading activities. Our rolled products segment represents the acquired aluminum rolling operations of Commonwealth.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in Note A—“Basis of Presentation and Summary of Significant Accounting Policies.” We evaluate the performance of each segment based on operating income or loss. Provisions for income taxes, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, long-term debt, net capitalized debt costs, net current deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments. Segment information of the Rolled Products segment reflects the period from the date of the acquisition of Commonwealth to December 31, 2004.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Factors Management Used to Identify the Company’s Reportable Segments

Our reportable segments are business units that offer different types of metal products and services. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers.

Reportable Segment Information

Selected reportable segment disclosures for the three years ended December 31, 2004 are as follows:

	Aluminum Recycling	International	Zinc	Rolled Products	Totals
2004
Revenues from external customers	$552,995	$371,649	$206,849	$95,104	$1,226,597
Segment income (loss)	21,817	21,777	11,954	(523)	55,025
Depreciation and amortization expense	19,847	6,731	3,598	2,204	32,380
Equity in earnings of affiliates	(267)	—	—	—	(267)
Segment assets	236,673	201,881	108,923	488,989	1,036,466
Equity investments in joint ventures	610	—	—	—	610
Payments for plant and equipment	16,231	24,198	2,030	1,930	44,389

2003
Revenues from external customers	$479,585	$256,386	$156,044	$—	$892,015
Segment income	12,621	17,310	4,895	—	34,826
Depreciation and amortization expense	22,464	5,387	3,329	—	31,180
Equity in earnings of affiliates	55	734	—	—	789
Segment assets	232,209	175,345	109,815	—	517,369
Equity investments in joint ventures	876	—	100	—	976
Payments for plant and equipment	7,233	10,201	2,773	—	20,207

2002
Revenues from external customers	$505,683	$23,952	$157,533	$—	$687,168
Segment income	34,938	1,536	3,677	—	40,151
Depreciation and amortization expense	17,145	1,784	2,829	—	21,758
Equity in earnings of affiliates	222	2,181	—	—	2,403
Segment assets	185,657	47,286	80,277	—	313,220
Equity investments in joint ventures	985	16,482	—	—	17,467
Payments for plant and equipment	9,011	7,750	1,826	—	18,587

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	2004	2003	2002
Profits
Total profits for reportable segments	$55,025	$34,826	$40,151
Unallocated amounts:
General and administrative expense	(32,205)	(20,919)	(17,988)
Restructuring and merger related charges	(10,754)	—	—
Interest expense	(28,790)	(15,806)	(9,727)
Fees on receivables sale	—	(843)	(1,698)
Interest and other income	585	1,246	530

Income (loss) before provision for income taxes, minority interests and cumulative effect of accounting change	$(16,139)	$(1,496)	$11,268

Depreciation and Amortization Expense
Total depreciation and amortization expense for reportable segments	$32,380	$31,180	$21,758
Other depreciation and amortization expense	2,405	2,447	1,888

Total consolidated depreciation and amortization expense	$34,785	$33,627	$23,646

Assets
Total assets for reportable segments	$1,036,466	$517,369	$313,220
Other assets	34,258	33,365	38,190

Total consolidated assets	$1,070,724	$550,734	$351,410

Payments For Property and Equipment
Total payments for property and equipment for reportable segments	$44,389	$20,207	$18,587
Other payments for property and equipment	436	600	726

Total consolidated payments for property and equipment	$44,825	$20,807	$19,313

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The following table sets forth the geographic breakout of our revenues (based on customer location) and property and equipment (net of accumulated depreciation):

	2004	2003	2002
Revenues
Domestic	$792,977	$585,777	$602,876
Foreign:
Asia	6,843	6,846	7,346
Europe	353,464	244,716	22,235
Latin America	37,816	18,563	7,161
North America	33,530	34,624	45,933
Other	1,967	1,489	1,617

Total foreign revenues	$433,620	$306,238	$84,292

Consolidated total	$1,226,597	$892,015	$687,168

Property and Equipment
Domestic, net	$343,010	$152,130	$162,607
Foreign, net:
Europe	72,885	51,007	8,841
Latin America	16,884	16,531	16,003

Total foreign property and equipment, net	$89,769	$67,538	$24,844

Consolidated total	$432,779	$219,668	$187,451

With the consolidation of VAW-IMCO in March 2003, most of our foreign property and equipment are located in Germany. In addition, we have operations at our facilities in Swansea, Wales, Monterrey, Mexico and Pindamonhangaba, Brazil.

Revenues and earnings from foreign operations, before interest income and expense, and before provision for income taxes, minority interests and extraordinary items, including foreign joint ventures, for the fiscal years ended 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Revenues
International segment	$371,649	$256,386	$23,952
Other foreign operations, non-aluminum	—	—	1,551

Total foreign revenues (to external customers)	$371,649	$256,386	$25,503

	2004	2003	2002
Earnings
International segment	$21,777	$17,310	$1,536
Other foreign operations, non-aluminum	—	—	(324)

Total foreign earnings	$21,777	$17,310	$1,212

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

During 2004 and 2003, no single customer accounted for more than 10% of our consolidated revenues. In 2002 one customer accounted for approximately 11% of our consolidated revenues.

NOTE O—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of the subsidiaries (the “Guarantor Subsidiaries”) of Aleris International, Inc. are guarantors of the indebtedness of Aleris International, Inc. under its senior secured notes due 2010 and senior notes due 2014. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior secured notes or the senior notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2004 and 2003, the condensed consolidating statements of operations are presented for the years ended December 31, 2004 2003 and 2002 and the condensed consolidating statements of cash flows are presented for the years ended December 31, 2004, 2003 and 2002.

	As of December 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,061	$46	$15,721	$—	$17,828
Accounts receivable, net	7,130	196,849	42,458	(788)	245,649
Inventories	4,106	209,108	38,571	—	251,785
Deferred income taxes	—	3,031	3,598	(2,743)	3,886
Prepaids	2,274	7,810	1,452	—	11,536
Other current assets	2,324	253	2,548	—	5,125

Total Current Assets	17,895	417,097	104,348	(3,531)	535,809
Property and equipment, net	37,281	301,361	95,994	(1,857)	432,779
Goodwill	4,160	49,131	10,649	—	63,940
Restricted cash	11,862	4,145	—	—	16,007
Other assets, net	19,664	1,790	735	—	22,189
Deferred income taxes	6,785	—	—	(6,785)	—
Investments in subsidiaries/ intercompany receivable (payable), net	626,984	(193,352)	(24,107)	(409,525)	—

	$724,631	$580,172	$187,619	$(421,698)	$1,070,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,603	$120,774	$40,355	$(789)	$178,943
Accrued liabilities	13,612	46,754	17,614	—	77,980
Current maturities of long-term debt	—	57	4	—	61

Total Current Liabilities	32,215	167,585	57,973	(789)	256,984
Long-term debt	404,048	147	8,143	—	412,338
Deferred income taxes	—	9,777	11,031	(9,528)	11,280
Accrued pension benefits	—	34,103	17,070	—	51,173
Accrued post-retirement benefits	—	38,267	—	—	38,267
Other long-term liabilities	5,698	8,281	4,033	—	18,012
Stockholders’ Equity	282,670	322,012	89,369	(411,381)	282,670

	$724,631	$580,172	$187,619	$(421,698)	$1,070,724

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$503	$134	$14,123	$—	$14,760
Accounts receivable, net	9,816	64,993	36,753	—	111,562
Inventories	4,292	44,913	29,065	—	78,270
Deferred income taxes	6,774	3,246	1,424	—	11,444
Other current assets	2,750	7,577	2,055	—	12,382

Total Current Assets	24,135	120,863	83,420	—	228,418
Property and equipment, net	37,801	109,546	74,205	(1,884)	219,668
Goodwill	3,660	49,175	10,782	—	63,617
Other long-term asset, restricted cash	—	—	24,846	—	24,846
Other assets, net	10,776	2,622	787	—	14,185
Investments in subsidiaries/intercompany receivable (payable), net	337,213	(92,258)	(8,777)	(236,178)	—

	$413,585	$189,948	$185,263	$(238,062)	$550,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,798	$45,918	$31,491	$—	$96,207
Accrued liabilities	9,455	7,788	13,712	—	30,955
Current maturities of long-term debt	32,991	22	24,951	(24,947)	33,017

Total Current Liabilities	61,244	53,728	70,154	(24,947)	160,179
Long-term debt	223,156	12	8	—	223,176
Deferred income taxes	2,155	9,776	8,459	—	20,390
Other long-term liabilities	5,285	3,520	16,439	—	25,244
Total Stockholders’ Equity	121,745	122,912	90,203	(213,115)	121,745

	$413,585	$189,948	$185,263	$(238,062)	$550,734

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$99,970	$781,648	$391,242	$(46,263)	$1,226,597
Cost of sales	90,960	748,696	355,241	(46,263)	1,148,634

Gross profit	9,010	32,952	36,001	—	77,963
Selling, general and administrative expense	2,341	39,425	12,741	—	54,507
Interest expense	28,408	26,664	273	(26,555)	28,790
Restructuring and merger related charges	1,059	9,695	—	—	10,754
Other (income) expense net	(11,824)	(14,578)	(340)	26,526	(216)
Equity in net (earnings) loss of affiliates	15,337	267	—	(15,337)	267

Earnings (loss) before income taxes and minority interests	(26,311)	(28,521)	23,327	15,366	(16,139)
Provision for (benefit from) income taxes	(2,474)	1,468	8,490	—	7,484

Earnings (loss) before minority interests	(23,837)	(29,989)	14,837	15,366	(23,623)
Minority interests, net of provision for income taxes	—	—	214	—	214

Net income (loss)	$(23,837)	$(29,989)	$14,623	$15,366	$(23,837)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$92,775	$554,692	$272,038	$(27,490)	$892,015
Cost of sales	84,116	536,500	244,302	(27,490)	837,428

Gross profits	8,659	18,192	27,736	—	54,587
Selling, general and administrative expense	1,841	28,723	8,244	—	38,808
Interest expense	12,540	9,419	3,269	(9,422)	15,806
Fees on receivables sale	—	843	—	—	843
Other (income) expense, net	2,505	(8,287)	(2,037)	9,234	1,415
Equity in net (earnings) loss of affiliates	2,552	(55)	(734)	(2,552)	(789)

Earnings (loss) before provision for income taxes and minority interest	(10,779)	(12,451)	18,994	2,740	(1,496)
Provision for (benefit from) income taxes	(9,967)	2,648	6,075	—	(1,244)

Earnings (loss) before minority interests	(812)	(15,099)	12,919	2,740	(252)
Minority interests, net of provision for income taxes	—	—	560	—	560

Net income (loss)	$(812)	$(15,099)	$12,359	$2,740	$(812)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$96,766	$573,446	$44,473	$(27,517)	$687,168
Cost of sales	85,519	541,853	40,841	(27,517)	640,696

Gross profits	11,247	31,593	3,632	—	46,472
Selling, general and administrative expense	1,942	23,615	992	—	26,549
Interest expense	8,245	10,840	817	(10,175)	9,727
Fees on receivables sale	—	1,698	—	—	1,698
Other (income) expense, net	1,971	(13,469)	(197)	11,328	(367)
Equity in net (earnings) loss of affiliates	(11,059)	(222)	(2,181)	11,059	(2,403)

Earnings (loss) before provision for income taxes and minority interest	10,148	9,131	4,201	(12,212)	11,268
Provision for (benefit from) income taxes	3,284	(25)	584	—	3,843

Earnings before minority interests	6,864	9,156	3,617	(12,212)	7,425
Minority interests, net of provision for income taxes	—	—	561	—	561

Earnings before accounting change	6,864	9,156	3,056	(12,212)	6,864

Cumulative effect of accounting change (net of tax) for goodwill impairment	(58,730)	(64,942)	(920)	65,862	(58,730)

Net income (loss)	$(51,866)	$(55,786)	$2,136	$53,650	$51,866

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash from (used by) operating activities	$11,912	$(34,771)	$(35,348)	$60,310	$2,103

Investing Activities:
Payments for property & equipment	(6,213)	(14,262)	(24,350)	—	(44,825)
Net cash acquired in acquisition of Commonwealth Industries, Inc.	—	6,050	—	—	6,050
Net investment in subsidiaries	(161,809)	161,809	—	—	—
Other	(637)	350	173	—	(114)

Net cash from (used by) investing activities	(168,659)	153,947	(24,177)	—	(38,889)

Financing Activities:
Net (payments of) proceeds from long-term revolving credit facility	17,806	—	—	—	17,806
Proceeds from long-term debt	129,970	—	7,464	—	137,434
Payments of long-term debt	—	(125,000)	—	—	(125,000)
Change in restricted cash	(11,863)	—	24,847	—	12,984
Debt issuance costs	(10,933)	559	—	—	(10,374)
Minority interests	—	(405)	—	—	(405)
Stock option exercises	6,116	—	—	—	6,116
Payoff of Vaw-Imco promissory note	24,847	—	(24,847)	—	—
Net transfers with subsidiaries	2,104	4,232	53,974	(60,310)	—
Other	258	1,350	(1,453)	—	155

Net cash from (used by) financing activities	158,305	(119,264)	59,985	(60,310)	38,716

Effect of exchange rate changes on cash	—	—	1,138	—	1,138
Net increase (decrease) in cash and cash equivalents	1,558	(88)	1,598	—	3,068
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$2,061	$46	$15,721	$—	$17,828

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consol- idated
Net cash from (used by) operating activities	$(42,158)	$(51,627)	$89,118	$(3,585)	$(8,252)

Investing activities:
Payments for property & equipment	(1,557)	(8,793)	(10,457)	—	(20,807)
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	—	(1,181)	15,669	—	14,488
Other	—	172	925	—	1,097

Net cash from (used by) investing activities	(1,557)	(9,802)	6,137	—	(5,222)

Financing activities:
Net (payments of) proceeds from long-term revolving credit facility	(61,009)	—	—	—	(61,009)
Net (payments of) proceeds from long-term debt	154,569	—	(9,000)	—	145,569
Debt issuance costs	(11,553)	—	—	—	(11,553)
Settlement of VAW-IMCO redemption liability	—	—	(26,046)	—	(26,046)
Increase in restricted cash	—	—	(24,846)	—	(24,846)
Net transfers with subsidiaries	(40,463)	60,176	(23,298)	3,585	—
Other	256	1,204	(2,864)	—	(1,404)

Net cash from (used by) financing activities	41,800	61,380	(86,054)	3,585	20,711

Effect of exchange rate changes on cash	—	—	648	—	648
Net increase in cash and cash equivalents	(1,915)	(49)	9,849	—	7,885
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$503	$134	$14,123	$—	$14,760

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash from (used by) operating activities	$(49,876)	$101,008	$(6,209)	$(6,480)	$38,443

Investing activities:
Payments for property & equipment	(2,352)	(9,057)	(7,904)	—	(19,313)
Other	104,200	(110,949)	9,718	—	2,969

Net cash from (used by) investing activities	101,848	(120,006)	1,814	—	(16,344)

Financing activities:
Net (payments of) proceeds from long-term revolving credit facility	(16,497)	(3)	—	—	(16,500)
Net (payments of) proceeds from of long-term debt	—	(335)	—	—	(335)
Debt issuance costs	—	(1,036)	—	—	(1,036)
Net transfers with subsidiaries	(33,227)	19,923	6,824	6,480	—
Other	(138)	(3)	(369)	—	(510)

Net cash from (used by) financing activities	(49,862)	18,546	6,455	6,480	(18,381)

Effects of exchange rate changes on cash	—	—	(144)	—	(144)
Net increase in cash and cash equivalents	2,110	(452)	1,916	—	3,574
Cash and cash equivalents at beginning of period	308	635	2,358	—	3,301

Cash and cash equivalents at end of period	$2,418	$183	$4,274	$—	$6,875

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. For the 2002 goodwill impairment charge, in connection with our adoption of SFAS 142, we engaged a third-party valuation firm to estimate the fair value of our reporting units. The valuation firm used a discounted cash flow model to determine the fair value of our reporting units with a discount rate based on a risk-adjusted weighted average cost of capital for each unit. Because the fair value of our reporting units, as determined by the valuation firm, was less than the carrying value of the reporting unit net assets, we performed the second step of the impairment test as required and determined that an impairment charge was required for each reporting unit. The cumulative effect adjustment recognized as a result of the impairment charge was $58,730 (after tax), consisting of write offs for the impairment of goodwill in the aluminum recycling and zinc segments. We perform our annual impairment review as of December 31 of each year. No impairment of goodwill was indicated as of December 31, 2004 or 2003.

The goodwill impairment charge primarily reflected the decline in our stock price over the previous several years. This decline was the result of several unforeseen factors which reduced our earnings. These factors included increased competition in the specification alloys business, increases in the supply of zinc over the past several years which has led to severe price declines in the selling prices for zinc, and energy related closures in the U.S. Pacific Northwest which has caused capacity reductions for some of our major customers.

Our goodwill by segment is shown below.

	Aluminum Recycling Segment	International Recycling Segment	Zinc Segment	Total
Goodwill balance at December 31, 2002	$27,892	$1,300	$21,926	$51,118
Acquisition of VAW-IMCO		12,518		12,518
Translation and other adjustments during the period	622	(641)	—	(19)

Balance at December 31, 2003	$28,514	$13,177	$21,926	$63,617

Translation and other adjustments during the period	(44)	367	—	323

Balance at December 31, 2004	$28,470	$13,544	$21,926	$63,940

NOTE Q—MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy and the sales price of certain aluminum and zinc products. We evaluate and document each hedge item when entered into. It is our policy not to speculate in hedging activities.

We are engaged in activities that expose us to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not engage in speculative transactions, nor do we hold or issue

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices.

Certain of our deferred gains and losses accumulate on our balance sheet (in other comprehensive income (loss)) until the maturity of our respective hedging agreements. As of December 31, 2004, over the next twelve months, we estimate that we will recognize in earnings deferred gains or (losses) from the settlement of our hedging instruments of $(864), $(470), and $(62) for natural gas, aluminum and zinc, respectively. Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Natural Gas: In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the actual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with customers, which limit our exposure to natural gas price risk. At December 31, 2004, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 10,330,000 Mmbtus of natural gas, which represents approximately 80% of our expected 2005 natural gas fuel needs. At December 31, 2004, the fair value loss of these contracts was $1,320 ($1,890 net of tax). At December 31, 2003, these contracts totaled 2,910,000 Mmbtus with a fair value gain of $1,537 ($953 net of tax). In 2004, 2003 and 2002, natural gas hedging activities increased (decreased) cost of goods sold by the following respective amounts: $(3,735), $(3,401) and $3,105, respectively.

Aluminum-aluminum recycling segment: The aluminum recycling segment enters into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2005 total production covered under these futures sale contracts as of December 31, 2004 was 9,060 metric tonnes (mt) with a fair value deferred loss of $483 ($299 net of tax). As of December 31, 2003, total production covered under these futures sale contracts was 1,420 mt with a fair value loss of $117 ($73 net of tax).

We also enter into forward purchase contracts. As of December 31, 2004, we had contracts for 2,190 mt with a fair value deferred gain of $13 ($8 net of tax). As of December 31, 2003, we had contracts for 5,720 mt with a fair value gain of $376 ($233 net of tax).

In 2004, 2003 and 2002, our aluminum recycling segment revenue increased (decreased) by $332, $(185) and $(421), respectively, for settled metal hedging contracts.

Aluminum-rolled products segment: The rolled products segment enters into futures contracts to manage exposure to price risk related to aluminum purchases. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. These contracts do not meet certain “effectiveness” requirements set forth in SFAS 133, as amended. Accordingly, the derivative instruments used as hedges were marked-to-market and the gains and losses from the period from the date of acquisition to December 31, 2004 were recorded in the consolidated statement of operations rather than being deferred in other comprehensive income (loss).

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, we held open aluminum futures contracts having maturity dates extending through December 2005 with a fair value gain of $10,352 classified as accounts receivable in the consolidated balance sheet. A net gain of $2,554 from the period from the date of acquisition to December 31, 2004 was recognized in cost of sales representing the amount of the hedges’ ineffectiveness.

Zinc: In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At December 31, 2004, 2005 estimated total production covered under these futures sale contracts was 8,571 mt with a fair value deferred loss of $1,399 ($867 net of tax). At December 31, 2003, 2004 estimated total production covered under these futures sale contracts was 4,075 mt with a fair value loss of $349 ($217 net of tax).

In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At December 31, 2004, 2005 estimated total production covered under these futures purchase contracts was 6,082 mt with a fair value deferred gain of $1,337 ($829 net of tax). At December 31, 2003, 2004 estimated total production covered under these futures purchase contracts was 10,227 mt with a fair value deferred gain of $1,571 ($974 net of tax).

In 2004, 2003 and 2002 our zinc revenue increased (decreased) by $725, $(343) and $(2,117), respectively, due to settled zinc metal hedging contracts.

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

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133, as amended. VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the financial statements.

As of December 31, 2004, VAW-IMCO had forward purchase contracts for high-grade aluminum for 34,325 mt with a fair value of $(63,478). Also as of December 31, 2004, VAW-IMCO had forward sales contracts for 31,250 mt with a fair value of $59,491.

VAW-IMCO’s losses on metal hedging transactions, as reflected in our consolidated cost of goods sold, was approximately $4,394 for the year ended December 31, 2004 and $(1,479), for the ten months of March through December 2003.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE R—OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss), which are items that change equity during the reporting period, but are not included in earnings:

	Total	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation, Unrealized Gain (Loss)	Minimum Pension Adjustment
Balance at December 31, 2001	$(9,890)	$(4,923)	$(4,967)	$—
Current year net change	(5,384)	—	(5,384)	—
Change in fair value of derivative financial instruments	9,225	9,225	—	—
Reclassification of derivative financial instruments into earnings	(567)	(567)	—	—
Income tax effect	(3,214)	$(3,214)	—	—

Balance at December 31, 2002	$(9,830)	$521	$(10,351)	$—
Current year net change	3,587	—	3,587	—
Change in fair value of derivative financial instruments	(1,643)	(1,643)	—	—
Reclassification of derivative financial instruments into earnings	3,929	3,929	—	—
Income tax effect	(868)	(868)	—	—

Balance at December 31, 2003	$(4,825)	$1,939	$(6,764)	$—
Current year net change	6,259	—	6,259	—
VAW-IMCO minimum pension liability adjustment	(2,511)	—	—	(2,511)
Deferred tax on minimum pension liability adjustment	979	—	—	979
Change in fair value of derivative financial instruments	(157)	(157)	—	—
Reclassification of derivative financial instruments into earnings	(4,793)	(4,793)	—	—
Income tax effect	828	828	—	—

Balance at December 31, 2004	$(4,220)	$(2,183)	$(505)	$(1,532)

We translate the balance sheets of our foreign subsidiaries using fiscal period-end exchange rates. The consolidated statements of earnings are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity, other than for current intercompany accounts, as a component of other comprehensive income (loss), as shown above.

During 2004 and 2003, we incurred an unrealized foreign currency translation gains of $6,259 and $3,587, respectively. The weakening of the U.S. Dollar against the Euro was responsible for most of this gain. To a lesser degree, the strengthening of the British Pound also contributed to this gain. Offsetting these gains was the weakening of the Mexican Peso. As of December 31, 2003, our accumulated foreign currency translation adjustment totaled $505. On average, for 2004 the Euro increased in value by roughly 8% against the U.S. Dollar, and the British Pound increased in value by approximately 7% against the U.S. Dollar.

In 2002 we incurred an unrealized foreign currency translation loss of $5,384. Of this amount, $4,900 was due to our operations in Brazil, and of this, $4,200 of this loss occurred during the third quarter of 2002. During this time, the Brazilian currency lost 23% of its value against the U.S. Dollar.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE S—FINANCIAL INSTRUMENTS

At December 31, 2004 the carrying amount and fair value of our other financial instruments are as follows:

	Carrying Amount	Fair Value
Debt
9% Senior Notes	$125,000	$130,000
10 3/8% Senior Secured Notes	208,872	238,350
Fixed Rate Revenue Bonds	19,377	17,517

Derivatives asset (liability)
Aluminum hedges	$11,449	$11,449
Natural gas hedges	(4,780)	(4,780)
Zinc hedges	(27)	(27)

The fair value of our outstanding indebtedness under the Amended and Restated Senior Credit Facility, the 2.24% Morgantown industrial revenue bonds and the VAW-IMCO term loans approximates carrying value due to their floating interest rates. The current fair value of our Senior Notes, Senior Secured Notes and fixed rate revenue bonds were based on market quotations, discounted cash flows and incremental borrowing rates. The fair value of the derivative financial instruments was based on broker quotations. The fair value of accounts receivable, accounts payable and accrued liabilities approximate carrying value.

NOTE T—QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2004
Revenues	$278,508	$292,439	$283,044	$372,606	$1,226,597
Gross profits	$23,147	$22,416	$17,905	$14,495	$77,963
Net earnings (loss)	$2,711	$288	$(314)	$(26,522)	$(23,837)
Net earnings (loss) per common share:
Basic	$0.19	$0.02	$(0.02)	$(1.42)	$(1.51)
Dilutive	$0.18	$0.02	$(0.02)	$(1.42)	$(1.51)

2003
Revenues	$195,082	$239,452	$219,552	$237,929	$892,015
Gross profits	$11,907	$17,839	$13,238	$11,603	$54,587
Net earnings (loss)	$1,323	$2,463	$(693)	$(3,905)	$(812)
Net earnings (loss) per common share:
Basic	$0.09	$0.17	$(0.04)	$(0.27)	$(0.06)
Diluted	$0.09	$0.17	$(0.04)	$(0.27)	$(0.06)

Special items relating to our 2004 financial statements and operations

During the fourth quarter of 2004, we recorded asset impairments totaling $4,158 in the Aluminum Recycling segment. The impairments were non-cash charges. See Note E—“Property and Equipment”.

Also during the fourth quarter we recorded restructuring and merger related costs totaling $10,754 related to the initial phases of our plans to integrate the operations of Commonwealth. These charges have not been allocated to a particular segment. See Note H—“Restructuring and Merger Related Costs”.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of INTERMET Corporation’s bankruptcy filing in the third quarter, we did not recognize approximately $3,200 in revenues from shipments to this customer.

During the second quarter of 2004, we recorded $4,512 related to the merger as well as the departure of our chairman of the board, president and chief executive officer.

Special items relating to our 2003 financial statements and operations

During the refinancing of almost all of our debt in the fourth quarter of 2003, we realized a non-cash loss in regards to our deferred charges associated with the establishment of our previous revolving credit facility. This realized non-cash loss was $753. See Note G—“Long-Term Debt.”

During the fourth quarter of 2003, we incurred a write down and impairment of certain of our assets in the Aluminum Recycling segment. The writedowns and impairments were non-cash charges. Our total write downs were $3,940 and our total impairments were $1,965. These writedown and impairment charges were included in our Aluminum Recycling results of operations. See Note E—“Property and Equipment.”

For the fourth quarter of 2003, an unrealized foreign currency gain of $1,880 was recognized on the intercompany note between VAW-IMCO and the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation, as of December 31, 2004, of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis.

Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, for the reasons set forth below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004), our management determined that it would exclude Commonwealth Industries, Inc. and its consolidated subsidiaries (“Commonwealth”) from the scope of its assessment of internal control over financial reporting as of December 31, 2004. The reason for its exclusion is that Commonwealth was acquired by our company in a purchase business combination that was completed in December 2004, and it was not possible for management to conduct an assessment of Commonwealth’s internal control over financial reporting in the period between the date the combination was completed and the date of management’s assessment. Commonwealth is now a wholly-owned subsidiary of Aleris International, Inc. The total and net assets of Commonwealth as of December 31, 2004 were approximately $489 million and $328 million, respectively, as of December 31, 2004 and revenues and loss before income taxes were approximately $95 million and $3 million, respectively, for the year then ended. Unaudited Commonwealth pro forma revenues and loss before income taxes for the year ended December 31, 2004 were approximately $1.14 billion and $2.2 million, respectively. See Note B – “Acquisitions/Joint Venture Formation – Unaudited Pro forma Information” of the Notes to Consolidated Financial Statements.

As defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our year-end financial statement closing process, two material weaknesses were identified as of December 31, 2004. The nature of these material weaknesses is further described below.

Our management has identified a material weakness for insufficient controls relating to the accounting for derivative instruments. The insufficient controls include inadequate procedures regarding: (i) documentation for hedge accounting treatment as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with respect to certain commodity purchase and sale agreements (ii) certain calculations of hedge effectiveness, and (iii) the application of purchase accounting principles to certain derivative instruments acquired in the business combination with Commonwealth. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to derivative assets and liabilities, other comprehensive income and cost of sales.

Our management has identified certain other insufficient controls which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. The insufficient controls include inadequate procedures: (i) to calculate certain interest expense on newly issued indebtedness, (ii) to calculate capitalized interest on certain capital expenditures at our German subsidiary in accordance with company policies, and (iii) to review and approve calculations in recording certain pension liabilities in Germany. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to property and equipment, accrued interest and interest expense.

As a result of the material weaknesses described above, our management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Their report appears below.

Remediation of Material Weaknesses

As noted under “Management’s Report on Internal Control Over Financial Reporting” above, we identified certain material weaknesses as of December 31, 2004 that resulted in adjustments recorded during the fourth quarter of 2004. We note that these adjustments were mainly the result of calculation errors, and as a result of applying our judgment to accounting applications within the complex area of derivatives accounting, and were not as a result of any misconduct.

We have taken steps toward remediation of the material weaknesses identified above. As previously announced, in connection with the completion of our merger transaction, on December 9, 2004 we named a new chief executive officer and chief financial officer. As the 2004 year-end financial statement closing process progressed, our senior management made a number of assessments of particular areas in the combined companies in which certain improvements were needed. For example, in connection with the relocation of our corporate headquarters to Beachwood, Ohio, we have hired several qualified individuals to assist us in (i) addressing identified technical areas of controls process weakness and (ii) instilling financial accountability and adopting rigorous processes to improve our controls and procedures. These new positions include a director of accounting and financial reporting, a director of manufacturing finance, a rolled products segment finance manager and a director of global tax. We are currently in the process of filling a new derivatives accounting position, as well as certain other specialist roles in tax, tax accounting and other accounting-related areas. We have developed a timetable and plan for remediation of the weaknesses described above, and are implementing measures to improve our internal control over financial reporting.

Our new management has also implemented a business process design to ensure greater accountability across the organization. This process includes detailed monthly business reviews of operations and financial position led by our chief executive officer, periodic pre-closing balance sheet reviews led by our controller, and ongoing reassessments of the internal controls and procedures for our company led by our director of internal audit, who will report his progress on a periodic basis to the audit committee of our board of directors. We are in the process of instituting additional educational and training programs to better familiarize our personnel with our existing and new controls and procedures and provide an effective controls infrastructure. However, in the process of continuing our integration of the operations of Aleris and Commonwealth and completing the process of relocating to our new corporate headquarters, we may identify additional internal controls issues. We expect that throughout 2005, additional internal controls processes and procedures will be developed and implemented.

Changes in Internal Control Over Financial Reporting

Except as described above, and except as required in connection with our business combination with Commonwealth, there were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Aleris International, Inc.

We have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on pages 106 and 107 of this Annual Report on Form 10-K, that Aleris International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the two material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aleris International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The company has identified a material weakness for insufficient controls relating to the accounting for derivative instruments. The insufficient controls include inadequate procedures regarding: (i) documentation for hedge accounting treatment as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with respect to certain commodity purchase and sale agreements, (ii) certain calculations of hedge effectiveness, and (iii) the application of purchase accounting principles to certain derivative instruments acquired in the business combination with Commonwealth Industries, Inc. (“Commonwealth”). This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to derivative assets and liabilities, other comprehensive income and cost of sales.

The company has identified certain other insufficient controls which, although individually would not have constituted a material weakness, when combined, constitute a material weakness. The insufficient controls include inadequate procedures: (i) to calculate certain interest expense on newly issued indebtedness, (ii) to calculate capitalized interest on certain capital expenditures at the Company’s German subsidiary in accordance with company policies, and (iii) to review and approve calculations in recording certain pension liabilities in Germany. This material weakness resulted in adjustments recorded during the fourth quarter of 2004 to property and equipment, accrued interest and interest expense.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005, on those financial statements.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Commonwealth, which is included in the 2004 consolidated financial statements of Aleris International, Inc. and constituted approximately $489 million and $328 million of total and net assets, respectively, as of December 31, 2004 and approximately $95 million and $3 million of revenues and loss before income taxes, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because it was acquired by the Company in a purchase business combination on December 9, 2004, and management believes it was not possible for management to conduct an assessment of Commonwealth’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. Our audit of internal control over financial reporting of Aleris International, Inc. also did not include an evaluation of the internal control over financial reporting of Commonwealth.

In our opinion, management’s assessment that Aleris International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Aleris International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

Dallas, Texas

March 11, 2005

ITEM 9B.	OTHER INFORMATION

In February 2005, certain actions regarding executive officer and directors and their compensation were taken:

Aleris Annual Incentive Compensation Plan Management Incentive Metrics for 2005. On February 22, 2005, the compensation committee of the board of directors of our company recommended, and our board of directors approved, the performance criteria and targets to be used for potential cash incentive payments to our senior executives and our employees for 2005 under the Aleris Annual Incentive Compensation Plan. Bonus payments will be calculated using target percentages (expressed as a percentage of base salary) and adjusted based on a combination of corporate, business unit and individual performance. The target bonus awards for senior officers range from 30% of annual base salary to 100% of annual base salary in the case of the chief executive officer. Performance criteria are based on corporate and business unit performance and are determined by two principal measures—earnings before interest, depreciation and amortization (EBITDA) and a formula to calculate reductions in working capital.

Retirement Benefit Restoration Plan. On February 23, 2005, the compensation committee of the board of directors recommended, and the board of directors approved, the adoption of the Aleris International, Inc. Retirement Benefit Restoration Plan. The Benefit Restoration Plan is an unfunded, unsecured pension benefit plan for a select group of management or highly compensated employees designed to work in conjunction with the Aleris International, Inc. Retirement Savings Plan, the Commonwealth Industries, Inc. 401(k) Plan and the Commonwealth Industries, Inc. Cash Balance Plan, employee benefit plans that are intended to be qualified under section 401(a) of the Internal Revenue Code. There are 14 participants in this plan, including our executive officers.

The Benefit Restoration Plan is designed to provide participants with the benefits that would otherwise be earned by them if they were participants in the same qualified plan and if their benefits were not limited by certain provisions of the Internal Revenue Code. The Benefit Restoration Plan generally provides for a benefit equal in value to the allocations that would have been made on behalf of the participant if they were all participants in the Savings Plan, except for certain limits imposed by the Internal Revenue Code. The allocations under the Benefit Restoration Plan would include pre-tax contributions that could have been made under the Savings Plan or 401(k) Plan, as applicable, if the annual IRS limit on pre-tax contributions did not apply, employer matching contributions that would have been made under the Savings Plan if the participant had elected to make the maximum pre-tax contributions to the Savings Plan or 401(k) Plan, as applicable, up to the maximum percentage of salary permitted under the terms of that plan, and an employer profit sharing contribution that would have been made under the Savings Plan, with each allocation taking into account the pre-tax, matching and profit sharing amounts actually allocated or credited (in the case of the Cash Balance Plan) under the retirement plan(s) in which the participant is currently participating. Under the Benefit Restoration Plan, a bookkeeping account has been established for each of the participants that will be credited with such allocations and with hypothetical investment earnings as if the amounts credited to the accounts were invested in certain investment funds that mirror the investment fund available under the Savings Plan or 401(k) Plan.

Resignation of Joseph M. Byers. Joseph M. Byers, 59, Senior Vice President and President of Aleris’ Aluminum Recycling business, has given notice to the company of his resignation from the company to be effective as of March 31, 2005. This business segment will report to our chief executive officer for the interim period until Mr. Byers’ successor is chosen.

Compensation for Directors for 2005. During 2005, we expect to pay compensation to our non-employee directors as follows:

Annual retainer for non-employee directors	$40,000
Annual retainer for chairman of audit committee	$10,000
Annual retainer for chairman of compensation committee	$8,000
Annual retainer for chairman of nominating and governance committee	$5,000
Annual retainer for chairman of environmental committee	$5,000
Annual retainer for lead director	$5,000
Attendance fee per board of directors or committee meeting attended in person	$1,500
Attendance fee per board of directors or committee meeting attended by conference telephone	$1,000

The annual retainer for non-employee directors is payable in quarterly installments. A portion of the annual retainer will be paid in cash and a portion will paid in common stock of the company. Payments will be made quarterly in advance on the first trading day of each calendar quarter. Each non-employee director may elect to receive either 25% or 50% of his total retainer amount in shares of common stock. The number of shares will be determined by dividing the retainer dollar amount by the closing price per share of Aleris common stock on the first trading day of the applicable calendar quarter. The remaining amount of the retainer (either 75% or 50%) will be paid in cash on the first business or trading day of each calendar quarter.

The retainer for the chairmen of the board committees and the lead director is paid in cash in four quarterly installments, paid in advance on the first trading day of each calendar quarter.

Each of the non-management directors is also entitled to receive on an annual basis a grant of shares of restricted stock under the terms of the 2004 Equity Incentive Plan in an amount equal to $35,000. The number of shares will be determined by dividing the retainer dollar amount by the closing price per share of Aleris common stock on the first trading day of the applicable calendar year. In the case of 2005, this amount was determined as of February 23, 2005. The shares of restricted stock cliff vest on the third anniversary of the grant, or at such earlier time as the director is no longer a member of the board.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors and nominees for director of our company appears under the captions “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a)” in our definitive Proxy Statement (herein so called) relating to our 2005 Annual Meeting of Stockholders, to be filed with the SEC under Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. We anticipate that the definitive Proxy Statement will be filed with the SEC and mailed to stockholders in April 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Regulation S-K Item 402 under this item appears under the caption “Executive Officers” in our definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item appears under the caption “Voting and Principal Stockholders” in the definitive Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004, as to our shares of common stock that may be issued under our equity compensation plans, including our 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, the Annual Incentive Program, the Employee Stock Purchase Plan (ESPP), the Commonwealth Industries, Inc. 1995 Stock Incentive Plan (as amended), the Commonwealth Industries, Inc. 1997 Stock Incentive Plan (as amended), the Amended and Restated 2000 Restricted Stock Plan and the Aleris International, Inc. 2004 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans
Approved by Stockholders (1)	2,918,163	(2)	$11.86	2,477,898	(4)(5)
Not Approved by Stockholders	24,000	(3)	$6.37	369,333	(6)

Total	2,942,163		$11.81	2,847,231

(1)	Represents shares under the 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, the ESPP, the Commonwealth Industries, Inc. 1995 Stock Incentive Plan (as amended), the Commonwealth Industries, Inc. 1997 Stock Incentive Plan (as amended), the Aleris International, Inc. 2004 Equity Incentive Plan and the Annual Incentive Program (except as described in note (2) below).
(2)	Includes 1,506,227 shares of Aleris common stock that may be issued upon exercise of options granted under the Commonwealth Industries, Inc. 1995 Stock Incentive Plan and the Commonwealth Industries, Inc. 1997 Stock Incentive Plan that were assumed by Aleris in connection with the business combination with Commonwealth in December 2004. The weighted average exercise price per share of these outstanding options as of December 2004 under those two assumed plans was $12.23 per share.
(3)	Consists of 24,000 shares under options granted under the Annual Incentive Program, as described below.
(4)	Includes shares available for future issuance under the ESPP. As of December 31, 2004, an aggregate of 575,885 shares of common stock were available for issuance under the ESPP.
(5)	The term of the 1992 Stock Option Plan expired on December 15, 2002. As of December 31, 2004, a total of 651,855 shares of common stock were issuable upon the exercise of outstanding options under this expired plan and are included under column (a).
(6)	Includes 209,333 shares issuable under the Annual Incentive Program and 160,000 shares of common stock reserved for issuance under the Amended and Restated 2000 Restricted Stock Plan.

Amended and Restated 2000 Restricted Stock Plan. During 2000 our Board of Directors approved the IMCO Recycling Inc. 2000 Restricted Stock Plan. This plan granted our Compensation Committee the authority to make awards of restricted stock of up to 300,000 shares, in order to attract and retain key employees of the Company and its subsidiaries. In February 2004, our Board of Directors amended and restated the plan, granting the Compensation Committee the authority to grant restricted stock units as well as restricted stock out of the 300,000 available shares under the plan. In February and May 2004, we awarded a total of 197,000 restricted stock units to 14 employees. 57,000 of these restricted stock units have since been forfeited by two employees who have left the company. Any delivery or issuance of shares under this plan must be from shares of common stock held in our treasury or from shares we repurchased.

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

Annual Incentive Program. Our Annual Incentive Program was first adopted by our Board and approved by our stockholders in 1996. In 1998, the Board and stockholders approved an amendment to the Annual Incentive Program that increased the total number of shares of common stock reserved for issuance under the plan to 900,000 shares. During 2000, the Board again amended the Annual Incentive Program, authorizing an additional 300,000 shares reserved under the plan. However, this plan amendment provided that only treasury shares or shares repurchased by us could be used for options granted out of the additional 300,000 shares reserved. At December 31, 2004, options had been granted and were outstanding to purchase up to 209,333 shares from this additional 300,000 share reserve under the Annual Incentive Program. As of December 31, 2004, options to purchase a total of 24,000 shares of common stock had been granted and were outstanding under the Annual Incentive Program.

Eligible participants under the Annual Incentive Program are our key employees, consultants, officers and directors selected by the Compensation Committee from time to time.

Unless sooner terminated by action of our Board, the Annual Incentive Program will expire in February 2006. Our Compensation Committee may provide for the exercise of options in installments, and on such other terms, conditions and restrictions as it determines. The exercise price for nonqualified and incentive stock options granted under our Annual Incentive Program cannot be less than the fair market value of the common stock on the date of grant. The option period may not extend longer than ten years from the date the option is granted and, in the case of incentive stock options, is limited to five years from the date of grant for certain participants owning more than 10% of the outstanding common stock. The options granted under our Annual Incentive Program are not transferable other than by will or by the laws of descent and distribution or under the terms of a qualified domestic relations order.

The exercise price of options granted under our Annual Incentive Program may be paid in cash or in shares of common stock valued at their fair market value on the date of exercise (or in any combination of cash and shares). In the event that shares are delivered by a participant in payment of all of a portion of the exercise price, or shares are delivered to or withheld by us in payment of our tax withholding obligations upon exercise, the exercising participant will automatically be granted a “reload” stock option to purchase the number of shares delivered to or withheld by us. The exercise price for a reload stock option will be equal to the fair market value per share of common stock on the date of exercise of the primary option. The option period for a reload stock option will commence on the date of grant and expire on the expiration date of the original stock option.

In the event that a participant exercises a stock option and receives a reload stock option, the participant will be restricted from transferring or pledging a number of shares received by the participant upon exercise of the original stock option, equal to one-half of the total number of shares delivered to and withheld by us upon the exercise of the stock option. These restrictions will continue in effect for up to five years, but will earlier expire upon the participant’s retirement, death or disability, or upon a “change of control” of our company. In addition, the Compensation Committee may in its discretion waive these restrictions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption “Executive Officers” in the definitive Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8—“Financial Statements And Supplementary Data”.

(2) Consolidated Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules in Item 8—“Financial Statements And Supplementary Data”.

(3) Exhibits:
EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of June 16, 2004, among IMCO Recycling Inc., Silver Fox Acquisition Company and Commonwealth Industries, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2004, and incorporated herein by reference.

3.1	Certificate of Incorporation of Aleris International, Inc., as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-122564) on February 4, 2005, and incorporated herein by reference.

3.2	By-laws of Aleris International, Inc., as amended, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-122564) on February 4, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated as of October 6, 2003, among IMCO Recycling Inc., certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003, and incorporated hereby by reference.

4.2	Indenture, dated as of October 6, 2003, among IMCO Recycling Inc., the Subsidiary Guarantors parties thereto, and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003, and incorporated herein by reference.

4.3	Indenture Supplement to Add Subsidiary Guarantors, dated as of January 20, 2005, among Silver Fox Holding Company, Commonwealth Industries, Inc., CA Lewisport, LLC, CI Holdings, LLC, Commonwealth Aluminum, LLC, Commonwealth Aluminum Concast, Inc., Commonwealth Aluminum Lewisport, LLC, Commonwealth Aluminum Metals, LLC, Commonwealth Aluminum Sales Corporation, Commonwealth Aluminum Tube Enterprises, LLC, Aleris International, Inc., each other currently existing Subsidiary Guarantor under the Indenture, and JPMorgan Chase Bank, N.A., as Trustee under the Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 25, 2005, and incorporated herein by reference.

4.4	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as part of Exhibit 4.1 hereof.

4.5	Indenture, dated as of November 4, 2004, between IMCO Recycling Escrow Inc. and LaSalle Bank National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 8, 2004, and incorporated herein by reference.

4.6	Supplemental Indenture dated November 9, 2004 between IMCO Recycling Inc., Commonwealth Industries, Inc., certain subsidiary guarantors party thereto and LaSalle Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

4.7	Form of 9% Senior Note due 2014, filed as part of Exhibit 4.4 hereof.

4.8	Registration Rights Agreement dated as of November 4, 2004, among IMCO Recycling Inc. and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., PNC Capital Markets, Inc., McDonald Investments Inc., NatCity Investments, Inc., Wachovia Capital Markets, LLC and ABN AMRO Incorporated as initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 8, 2004, and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

**10.2	Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour and Robert R. Holian.

10.3	First Amended and Restated Credit and Security Agreement dated as of December 9, 2004 among IMCO Recycling Inc. and PNC Bank, National Association among others, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

10.4	First Amendment to First Amended and Restated Credit and Security Agreement dated December 9, 2004, between IMCO Recycling Inc. and PNC, National Association among others, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference

*10.5	Second Amendment to First Amended and Restated Credit and Security Agreement dated , 2005, between IMCO Recycling Inc. and PNC, National Association among others.

10.6	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 dated January 29, 2004, and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

**10.7	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

**10.8	IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

10.9	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 (Registration No. 333-81949), and incorporated herein by reference.

**10.10	IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated by reference.

**10.11	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan, filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

**10.12	Aleris International, Inc. 2004 Equity Incentive Plan, [as amended], filed as Annex F to the prospectus contained in the Company’s Registration Statement on Form S-4/A (No. 333-117548) dated November 4, 2004, and incorporated herein by reference.

**10.13	Aleris International, Inc. 2004 Annual Incentive Compensation Plan, filed as Annex G to the prospectus contained in the Company’s Registration Statement on Form S-4/A (No. 333-117548) dated November 4, 2004, and incorporated herein by reference.

10.14	Aleris International, Inc. 1995 Stock Incentive Plan, as amended and restated April 23, 1999 filed as Exhibit 10.1 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

10.15	Aleris International, Inc. 1997 Stock Incentive Plan, as amended and restated April 23, 1999 filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.

10.16	Amendment to Aleris International, Inc. 1997 Stock Incentive Plan, as amended and restated April 23, 1999, filed as Exhibit 10.7.1 to the Commonwealth Industries, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 2000, and incorporated herein by reference.

10.17	Amendment to Aleris International, Inc. 1997 Stock Incentive Plan, as amended and restated April 23, 1999, filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

10.18	Commonwealth Industries, Inc. 401(k) Plan, filed as Exhibit 10.4 to the Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.19	Commonwealth Aluminum Lewisport, LLC Hourly 401(k) Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-121106) dated December 9, 2004, and incorporated herein by reference.

10.20	Cash Balance Plan, filed as Exhibit 10.3 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.21	Assumption Agreement dated as of December 9, 2004 between IMCO Recycling Inc., Commonwealth Industries, Inc. and certain subsidiary guarantors party thereto, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.22	Employment Agreement dated December 8, 2004, by and among IMCO Recycling Inc., IMCO Management Partnership L.P. and J. Tomas Barrett, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.23	IMCO Recycling Inc.’s agreement to assume certain assumption of Severance Agreements dated as of October 11, 2004, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.24	Severance Agreement dated June 10, 2004 between Steven J. Demetriou and Commonwealth Industries, Inc., filed as Exhibit 99.3 to Commonwealth Industries, Inc.’s Form 8-K filed dated June 14, 2004, and incorporated herein by reference.

**10.25	Form of Severance Agreement between Michael D. Friday and Christopher R. Clegg and Commonwealth Industries, Inc., filed as Exhibit 10.5 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.26	Form of Severance Agreement between Sean Stack and Commonwealth Industries, Inc., filed as Exhibit 10.6 to Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.27	Form of Severance Agreement between John J. Wasz and Commonwealth Industries, Inc., filed as Exhibit 10.7 to the Commonwealth Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

**10.28	Post-Merger Compensation Agreement by and among Steven J. Demetriou, Commonwealth Industries, Inc. and IMCO Recycling Inc., filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

**10.29	Post-Merger Compensation Agreement by and among Michael D. Friday, Commonwealth Industries, Inc. and IMCO Recycling Inc., filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Aleris International, Inc. as of March 1, 2005, filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-122564) on February 4, 2005, and incorporated herein by reference.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)	See sub-item (a) above

(c)	See sub-item (a) above.

SIGNATUR ES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005

Aleris International, Inc.

By:	/S/ ROBERT R. HOLIAN
Robert R. Holian, Senior Vice President, Controller and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ STEVEN J. DEMETRIOU Steven J. Demetriou	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/S/ MICHAEL D. FRIDAY Michael D. Friday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/S/ ROBERT R. HOLIAN Robert R. Holian	Senior Vice President, Controller and Assistant Secretary	March 16, 2005

/S/ JOHN E. BALKCOM John E. Balkcom	Director	March 14, 2005

/S/ C. FREDERICK FETTEROLF C. Frederick Fetterolf	Director	March 14, 2005

/S/ JOHN E. GRIMES John E. Grimes	Director	March 14, 2005

/S/ DALE V. KESLER Dale V. Kesler	Director	March 14, 2005

Larry E. Kittelberger	Director

Paul E. Lego	Director

/S/ JOHN E. MEROW John E. Merow	Director	March 14, 2005

Hugh G. Robinson	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of June 16, 2004, among IMCO Recycling Inc., Silver Fox Acquisition Company and Commonwealth Industries, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2004, and incorporated herein by reference.

3.1	Certificate of Incorporation of Aleris International, Inc., as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-122564) on February 4, 2005, and incorporated herein by reference.

3.2	By-laws of Aleris International, Inc., as amended, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-122564) on February 4, 2005, and incorporated herein by reference.

4.1	Registration Rights Agreement, dated as of October 6, 2003, among IMCO Recycling Inc., certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003, and incorporated hereby by reference.

4.2	Indenture, dated as of October 6, 2003, among IMCO Recycling Inc., the Subsidiary Guarantors parties thereto, and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003, and incorporated herein by reference.

4.3	Indenture Supplement to Add Subsidiary Guarantors, dated as of January 20, 2005, among Silver Fox Holding Company, Commonwealth Industries, Inc., CA Lewisport, LLC, CI Holdings, LLC, Commonwealth Aluminum, LLC, Commonwealth Aluminum Concast, Inc., Commonwealth Aluminum Lewisport, LLC, Commonwealth Aluminum Metals, LLC, Commonwealth Aluminum Sales Corporation, Commonwealth Aluminum Tube Enterprises, LLC, Aleris International, Inc., each other currently existing Subsidiary Guarantor under the Indenture, and JPMorgan Chase Bank, N.A., as Trustee under the Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 25, 2005, and incorporated herein by reference.

4.4	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as part of Exhibit 4.1 hereof.

4.5	Indenture, dated as of November 4, 2004, between IMCO Recycling Escrow Inc. and LaSalle Bank National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 8, 2004, and incorporated herein by reference.

4.6	Supplemental Indenture dated November 9, 2004 between IMCO Recycling Inc., Commonwealth Industries, Inc., certain subsidiary guarantors party thereto and LaSalle Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

4.7	Form of 9% Senior Note due 2014, filed as part of Exhibit 4.4 hereof.

4.8	Registration Rights Agreement dated as of November 4, 2004, among IMCO Recycling Inc. and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., PNC Capital Markets, Inc., McDonald Investments Inc., NatCity Investments, Inc., Wachovia Capital Markets, LLC and ABN AMRO Incorporated as initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 8, 2004, and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

**10.2	Specimen Split-Dollar Life Insurance Agreement, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. This agreement is virtually identical to agreements between the Company and Richard L. Kerr, Paul V. Dufour and Robert R. Holian.

10.3	First Amended and Restated Credit and Security Agreement dated as of December 9, 2004 among IMCO Recycling Inc. and PNC Bank, National Association among others, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

10.4	First Amendment to First Amended and Restated Credit and Security Agreement dated December 9, 2004, between IMCO Recycling Inc. and PNC, National Association among others, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

*10.5	Second Amendment to First Amended and Restated Credit and Security Agreement dated , 2005, between IMCO Recycling Inc. and PNC, National Association among others.

10.6	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 dated January 29, 2004, and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

**10.7	IMCO Recycling Inc. Annual Incentive Program, as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

**10.8	IMCO Recycling Inc. Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by reference.

10.9	Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 (Registration No. 333-81949), and incorporated herein by reference.

**10.10	IMCO Recycling Inc. Performance Share Unit Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated by reference.

**10.11	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan, filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

**10.12	Aleris International, Inc. 2004 Equity Incentive Plan, [as amended], filed as Annex F to the prospectus contained in the Company’s Registration Statement on Form S-4/A (No. 333-117548) dated November 4, 2004, and incorporated herein by reference.

**10.13	Aleris International, Inc. 2004 Annual Incentive Compensation Plan, filed as Annex G to the prospectus contained in the Company’s Registration Statement on Form S-4/A (No. 333-117548) dated November 4, 2004, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

10.14	Aleris International, Inc. 1995 Stock Incentive Plan, as amended and restated April 23, 1999 filed as Exhibit 10.1 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.

10.15	Aleris International, Inc. 1997 Stock Incentive Plan, as amended and restated April 23, 1999 filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and incorporated herein by reference.

10.16	Amendment to Aleris International, Inc. 1997 Stock Incentive Plan, as amended and restated April 23, 1999, filed as Exhibit 10.7.1 to the Commonwealth Industries, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 2000, and incorporated herein by reference.

10.17	Amendment to Aleris International, Inc. 1997 Stock Incentive Plan, as amended and restated April 23, 1999, filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

10.18	Commonwealth Industries, Inc. 401(k) Plan, filed as Exhibit 10.4 to the Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.19	Commonwealth Aluminum Lewisport, LLC Hourly 401(k) Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-121106) dated December 9, 2004, and incorporated herein by reference.

10.20	Cash Balance Plan, filed as Exhibit 10.3 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.21	Assumption Agreement dated as of December 9, 2004 between IMCO Recycling Inc., Commonwealth Industries, Inc. and certain subsidiary guarantors party thereto, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.22	Employment Agreement dated December 8, 2004, by and among IMCO Recycling Inc., IMCO Management Partnership L.P. and J. Tomas Barrett, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.23	IMCO Recycling Inc.’s agreement to assume certain assumption of Severance Agreements dated as of October 11, 2004, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.24	Severance Agreement dated June 10, 2004 between Steven J. Demetriou and Commonwealth Industries, Inc., filed as Exhibit 99.3 to Commonwealth Industries, Inc.’s Form 8-K filed dated June 14, 2004, and incorporated herein by reference.

**10.25	Form of Severance Agreement between Michael D. Friday and Christopher R. Clegg and Commonwealth Industries, Inc., filed as Exhibit 10.5 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.26	Form of Severance Agreement between Sean Stack and Commonwealth Industries, Inc., filed as Exhibit 10.6 to Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.27	Form of Severance Agreement between John J. Wasz and Commonwealth Industries, Inc., filed as Exhibit 10.7 to the Commonwealth Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

**10.28	Post-Merger Compensation Agreement by and among Steven J. Demetriou, Commonwealth Industries, Inc. and IMCO Recycling Inc., filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

**10.29	Post-Merger Compensation Agreement by and among Michael D. Friday, Commonwealth Industries, Inc. and IMCO Recycling Inc., filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated December 14, 2004, and incorporated herein by reference.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Aleris International, Inc. as of March 1, 2005, filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-122564) on February 4, 2005, and incorporated herein by reference.

*23.1	Consent of Ernst & Young LLP.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.