Form 10-Q
period 2005-03-31
Aleris International, Inc.
filed 2005-05-09
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 29, 2005.

Common Stock, $0.10 par value, 30,772,716

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,343	$17,828
Accounts receivable (net of allowance of $3,630 and $3,210 at March 31, 2005 and December 31, 2004, respectively)	286,839	229,018
Inventories	229,798	251,785
Deferred income taxes	3,897	3,886
Prepaid assets	7,668	11,536
Other current assets	34,494	21,756

Total Current Assets	581,039	535,809
Property and equipment, net	419,688	432,779
Goodwill	63,708	63,940
Restricted cash	6,254	16,007
Other assets	21,938	22,189

	$1,092,627	$1,070,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$159,087	$178,943
Accrued liabilities	88,362	77,980
Current maturities of long-term debt	54	61

Total Current Liabilities	247,503	256,984
Long-term debt	390,866	412,338
Deferred income taxes	14,359	11,280
Accrued pension benefits	51,465	51,173
Accrued post-retirement benefits	38,148	38,267
Other long-term liabilities	18,393	18,012
Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10;80,000,000 shares authorized; 30,771,424 issued at March 31, 2005; 30,769,423 issued at December 31, 2004	3,077	3,077
Additional paid-in capital	282,090	277,843
Deferred stock compensation	(3,480)	(3,752)
Retained earnings	50,657	21,569
Accumulated other comprehensive income (loss)	2,515	(4,220)
Treasury stock, at cost; 278,058 shares at March 31, 2005; 1,110,623 shares at December 31, 2004	(2,966)	(11,847)

Total Stockholders’ Equity	331,893	282,670

	$1,092,627	$1,070,724

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
Revenues	$644,981	$278,508
Cost of sales	572,845	257,305

Gross profit	72,136	21,203
Selling, general and administrative expense	22,542	11,931
Restructuring and merger-related charges	2,791	—
Interest expense	10,332	6,444
Unrealized losses (gains) on derivative financial instruments	3,654	(1,944)
Other (income) expense, net	(293)	143
Equity in net loss (earnings) of affiliates	134	(17)

Earnings before provision for income taxes and minority interests	32,976	4,646
Provision for income taxes	3,828	1,908

Earnings before minority interests	29,148	2,738
Minority interests, net of provision for income taxes	60	27

Net income	$29,088	$2,711

Net earnings per common share:
Basic	$0.97	$0.19
Diluted	$0.94	$0.18
Weighted average shares outstanding:
Basic	29,862	14,501
Diluted	30,817	15,294

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$29,088	$2,711
Depreciation and amortization	13,370	7,115
Provision for deferred income taxes	(1,841)	675
Restructuring and merger-related charges:
Expenses	2,791	—
Payments	(542)	—
Deferred compensation expense	742	166
Equity in earnings of affiliates	134	(17)
Other non-cash charges	1,220	1,124
Changes in operating assets and liabilities:
Accounts receivable	(43,090)	(26,006)
Inventories	20,449	2,832
Other assets	(8,343)	(1,467)
Accounts payable and accrued liabilities	(1,100)	15,032

Net cash provided by operating activities	12,878	2,165

INVESTING ACTIVITIES
Payments for property and equipment	(8,872)	(7,626)
Proceeds from sale of property and equipment	2,966	—
Other	(3,027)	(300)

Net cash used by investing activities	(8,933)	(7,926)

FINANCING ACTIVITIES
Net payments of long-term revolving credit facility	(25,798)	(428)
Proceeds from issuance of long-term debt	5,903	—
Payments on long-term debt	(1,170)	—
Decrease in restricted cash	9,753	2,568
Proceeds from exercise of stock options	8,574	—
Debt issuance costs	(387)	(209)
Other	(53)	127

Net cash (used) provided by financing activities	(3,178)	2,058

Effect of exchange rate differences on cash and cash equivalents	(252)	(298)

Net increase (decrease) in cash and cash equivalents	515	(4,001)
Cash and cash equivalents at beginning of period	17,828	14,760

Cash and cash equivalents at end of period	$18,343	$10,759

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B - INVENTORIES

The components of inventories are:

	March 31, 2005	December 31, 2004
Finished goods	$87,814	$88,328
Raw materials	56,023	79,365
Work in process	65,683	63,170
Supplies	20,278	20,922

	$229,798	$251,785

NOTE C – ACQUISITION OF COMMONWEALTH INDUSTRIES, INC.

On December 9, 2004, we completed our acquisition of Commonwealth Industries, Inc. Commonwealth is a manufacturer of common alloy aluminum sheet, selling its products to end-users for use in building and construction products, transportation equipment and automotive parts, consumer durables as well as to distributors. The results of Commonwealth’s operations have been included in our consolidated income statement for the quarter ended March 31, 2005. The purchase price paid, totaling $183,911, has been allocated to the assets acquired and liabilities assumed based upon an estimate of their fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of the required purchase accounting adjustments will be made upon the finalization of an independent appraisal of the fair value of acquired property and equipment, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans and the final determination of the acquired federal and state net operating loss and tax credit carry forwards.

In connection with the acquisition, we announced plans to restructure and relocate our corporate headquarters and to consolidate certain duplicative general and administrative functions, including the accounting, finance, human resource and treasury functions, at both Commonwealth and Aleris. Our initial integration plans resulted in the recognition of approximately $7,796 in the preliminary allocation of the purchase price related to severance, relocation and other employee benefits to be paid to Commonwealth employees to be terminated or relocated. Of the 54 Commonwealth employees to be terminated, approximately 19 have left their positions as of March 31, 2005 with the remaining employees to be terminated by January 31, 2006. As additional aspects of our integration plans, including the elimination or consolidation of other administrative functions, are finalized and communicated, additional adjustments to the preliminary purchase price allocation may be required. We expect to complete our integration efforts by December 31, 2005.

The restructuring and consolidation plans also resulted in the reduction of 47 Aleris corporate personnel for which we recorded charges totaling $10,754 during the fourth quarter of 2004. During the first quarter of 2005, we recorded restructuring and merger-related charges totaling $1,987 associated with these terminations, the relocation of certain personnel to our new Beachwood, Ohio headquarters and the resignation of the former president of our aluminum recycling business. Approximately 13 former Aleris employees had left their positions as of March 31, 2005. Additionally, in the first quarter of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded an $804 non-cash impairment charge to reduce the assets to their estimated fair values at March 31, 2005. These restructuring and merger-related charges are not allocated to a particular segment.

The following table shows certain severance and other employee benefits and asset write-downs recognized through the preliminary purchase price allocation or included in the provision for restructuring and merger-related charges, respectively, from January 1, 2005 to March 31, 2005:

	Balance at January 1, 2005	Accruals	Payments/ Utilization	Balance at March 31, 2005
Amounts recognized in the preliminary purchase price allocation:
Severance and other employee benefits	$3,707	$—	$(1,604)	$2,103

Included in the provision for restructuring and merger-related charges:
Severance and other employee benefits	$2,065	$1,987	$(542)	$3,510
Asset write-downs	—	804	(804)	—

The following unaudited pro forma financial information for the three months ended March 31, 2004 presents our combined results of operations as if the acquisition of Commonwealth had occurred on January 1, 2004. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisition of Commonwealth been made at the beginning of the period presented or the future results of the combined operations.

Revenues	$523,997
Gross profit	46,072
Net income	10,963
Net earnings per share:
Basic	$0.40
Diluted	$0.39
Weighted average shares outstanding:
Basic	27,557
Diluted	28,486

NOTE D - LONG-TERM DEBT

Our long-term debt is summarized as follows:

	March 31, 2005	December 31, 2004
Amended and restated senior credit facility, expiring in December 2008	$25,000	$50,798
10 3/8% Senior Secured Notes, due October 6, 2010, net	207,738	208,872
9% Senior Notes, due November 15, 2014	125,000	125,000
VAW-IMCO credit facilities	13,609	8,140
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016, net	5,708	5,707
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, Due May 1, 2029, net	4,971	4,970
Other	194	212

Subtotal	390,920	412,399
Less current maturities	54	61

Total	$390,866	$412,338

As of March 31, 2005, we had $25,000 of indebtedness outstanding under our amended and restated $325,000 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of March 31, 2005, we estimate that our borrowing base would have supported additional borrowings of $247,325 after giving effect to outstanding letters of credit of $14,444. As of March 31, 2005, our total borrowing base was approximately $286,769.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Under the amended and restated terms of the senior credit facility, we are permitted to pay dividends of up to $5,000 per year. The indebtedness under the senior credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. If at any time during specified periods, our undrawn availability under this facility is less than $50,000, we will also be required to maintain a minimum fixed coverage ratio of 1.1 to 1.0, calculated based on the combined results of our parent entity and wholly-owned domestic subsidiaries.

The indentures governing the 10 3/8% senior secured notes and the 9% senior notes, among other things, contain covenants limiting our ability and the ability of our restricted subsidiaries to incur additional debt; make restricted payments, including paying dividends or making investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; engage in sale-leaseback transactions; create liens on our or our subsidiaries’ assets; receive distributions; engage in transactions with affiliates; and merge or sell substantially all of our or our subsidiaries’ assets.

The 10 3/8% senior secured notes and our 9% senior notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future restricted domestic subsidiaries. These notes are not guaranteed by any of our current foreign subsidiaries. See Note N – “Condensed Consolidated Financial Statements.” The 10 3/8% senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to certain of our wholly-owned domestic operating plants and on the fixtures and equipment relating to certain of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our foreign real or personal property.

As of March 31, 2005, we were in compliance with all applicable debt covenants.

In February 2004, our wholly-owned German subsidiary, VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), paid Aleris approximately 20,000 Euros ($24,846, including interest), repaying in full VAW-IMCO’s indebtedness owed to Aleris under an intercompany note that Aleris had pledged in October 2003 as part of the collateral security for the 10 3/8% senior secured notes. The prepayment of this intercompany note, which was denominated in U.S. dollars, resulted in a recognized gain of $278 in the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the senior secured notes, which permitted us to use these funds through January 2005 for acquisitions and construction of assets and properties to be used in our domestic business, which were in turn added to the collateral security for the senior secured notes. During 2004 we utilized approximately $15,702 of these restricted funds to acquire property and equipment. At December 31, 2004, approximately $9,144 remained restricted and classified as non-current restricted cash. In February 2005, we made an offer to repurchase outstanding senior secured notes in an amount of up to $5,500, the extent of the amount of the unused funds then remaining in the collateral account.

This offer resulted in our repurchase of $1,170 in senior secured notes. The remaining unused funds are now free of restriction and may be used for our general corporate purposes.

NOTE E – EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share (EPS):

	Three months ended March 31,
	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$29,088	$2,711
Denominator:
Basic earnings per share-weighted-average shares	29,862,190	14,500,971
Dilutive potential common shares-stock options and non-vested shares and units	954,853	792,864

Denominator for diluted earnings per share	30,817,043	15,293,835

Net earnings per share:
Basic	$0.97	$0.19
Diluted	$0.94	$0.18

NOTE F – COMMITMENTS AND CONTINGENCIES

Environmental proceedings and asset retirement obligations

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

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act and similar stated statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial positions or results of operations.

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders by agencies in four states for environmental remediation at five sites, two of which are located at our operating facilities.

Our reserves for environmental remediation liabilities totaled $6,270 and $6,396 at March 31, 2005 and December 31, 2004, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet. These amounts are in addition to our asset retirement obligations associated with legal requirements related to the normal operation of our landfills and the retirement of the related assets. At March 31, 2005 and December 31, 2004, our total asset retirement obligations for our landfills were $6,356 and $5,699, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Legal proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

NOTE G – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
	2005	2004
Net income	$29,088	$2,711
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,016)	(711)
Unrealized gains (losses) on derivative financial instruments:
Net change from periodic revaluations	14,284	2,607
Net amount reclassified to income	269	(1,039)
Income tax effect	(4,802)	(597)

Net unrealized gains (losses) on derivative financial instruments	9,751	971

Comprehensive income	$35,823	$2,971

See Note M- “Market Risk Management Using Financial Instruments” for further information relating to our deferred hedging activities.

NOTE H – SEGMENT REPORTING

Description of the Types of Products and Services from which Each Reportable Segment Derives its Revenues

We have the following operating segments: rolled products, aluminum recycling, specification alloy, zinc and international.

The aluminum recycling and specification alloy operating segments have been aggregated for reporting purposes into one reporting segment for financial reporting purposes, the “aluminum recycling” segment. This segment represents all of our aluminum melting, processing, alloying, trading and salt cake recycling activities within the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition) and are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical, and both businesses report to the same member of executive management. Our international segment represents all of our aluminum melting, processing, alloying and trading activities outside the United States. Our zinc segment represents all of our zinc melting, processing and trading activities. Our rolled products segment represents the aluminum rolling operations of Commonwealth acquired in December 2004.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in Note A—”Basis of Presentation and Summary of Significant Accounting Policies” of our Form 10-K for the year ended December 31, 2004. We evaluate performance based on operating income or loss. Provisions for income taxes, restructuring and merger-related charges, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Additionally, beginning in the quarter ended March 31, 2005, management no longer includes unrealized gains and losses on derivative financial instruments or asset write-downs within their determination of segment profit and loss. The 2004 segment income has been adjusted to reflect this presentation. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and liabilities and assets located at our headquarters office are not allocated to the reportable segments.

Factors Management Used to Identify Our Reportable Segments

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	March 31, 2005	December 31, 2004
Assets:
Rolled products	$518,445	$488,989
Aluminum recycling	230,620	236,673
International	200,257	201,881
Zinc	113,795	108,923
Other unallocated assets	29,510	34,258

Total assets	$1,092,627	$1,070,724

The following table shows our revenues and income for the three month periods ended March 31, 2005 and March 31, 2004, respectively.

	Three months ended March 31,
	2005	2004
Revenues:
Rolled products	$350,247	$—
Aluminum recycling	144,576	137,679
International	102,619	90,673
Zinc	54,979	50,156
Intersegment revenues	(7,440)	—

Total revenues	$644,981	$278,508

Segment income:
Rolled products	$49,539	$—
Aluminum recycling	4,201	6,620
International	4,480	5,013
Zinc	5,288	3,893

Total segment income	$63,508	$15,526

Unallocated amounts:
General and administrative expenses	$(14,048)	$(6,358)
Restructuring and merger-related charges	(2,791)	—
Interest expense	(10,332)	(6,444)
Unrealized (losses) gains from derivative financial instruments	(3,654)	1,944
Interest and other income	293	(22)

Earnings before provision for income taxes and minority interests	$32,976	$4,646

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

	Three months ended March 31,
	2005	2004
Net income, as reported	$29,088	$2,711
Add: stock-based compensation expense included in reported net income, net of tax	742	166
Less: compensation cost determined under the fair value method, net of tax	(1,232)	(169)

Pro forma net income	$28,598	$2,708

Basic earnings per share:
As reported	$0.97	$0.19
Pro forma	0.96	0.19
Diluted earnings per share:
As reported	$0.94	$0.18
Pro forma	0.93	0.18

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payments,” that, upon implementation, will impact our net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. The provisions of SFAS 123(R) are similar to those of SFAS 123; however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

Consistent with the provisions of the new standard, we intend to adopt SFAS 123(R) on January 1, 2006, implementing its fair value measurement requirements on a prospective basis. We are in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. We do not currently anticipate that the impact on net income on a quarterly basis of the adoption of SFAS 123(R) will be significantly different from the historical pro forma impacts as disclosed above in accordance with SFAS 123. Future results will be impacted by the number and value of additional stock option grants.

NOTE J – INCOME TAXES

Our effective tax rate was 11.6% and 41.1% for the three months ended March 31, 2005 and 2004, respectively. The effective rate for the three months ended March 31, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets. The income tax expense for the three months ended March 31, 2005 of $3,828 represents foreign, state and local taxes partially offset by the reversal of a portion of the valuation allowance in the U.S.

At March 31, 2005 and December 31, 2004, we had valuation allowances totaling approximately $39,531 and $48,604, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to our potential inability to utilize U.S. federal and state net operating loss and tax credit carry forwards and certain foreign net operating loss carry forwards. Although we generated earnings before income taxes and minority interests during the three months ended March 31, 2005, we intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

In December 2004, the FASB issued FASB Staff Position No. 109-2, (FSP 109-2) “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. We have elected to continue to reinvest the earnings of our foreign subsidiaries. As a result, this Act and FSP 109-2 will not have an impact on our financial position or results of operations.

NOTE K – EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Our domestic non-contributory defined benefit pension plans cover substantially all salaried and non-salaried employees formerly employed by Commonwealth. The plan benefits are based primarily on years of service and employees’ compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.

VAW-IMCO maintains a defined benefit pension plan for its employees. This plan is based on final pay and service, but some VAW-IMCO senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments; however, the plan is a substantially unfunded plan under German law. The unfunded accrued pension cost is covered under a pension insurance association under German law if VAW-IMCO is unable to fulfill its obligations.

Components of the net periodic benefit expense for the three months ended March 31, 2005 and 2004 were as follows:

	U.S. Pension Benefits	European Pension Benefits
	2005	2005	2004
Service cost	$812	$151	$121
Interest cost	1,688	252	210
Amortization of net (gain) loss	—	64	36
Expected return on plan assets	(1,800)	(3)	—

Net periodic benefit cost	$700	$464	$367

Other Postretirement Benefit Plans

As a result of the acquisition of Commonwealth, we acquired a health care and life insurance benefit plan covering certain employees hired by Commonwealth on or before September 1, 1998. The Company accrues the cost of postretirement benefits within the covered employees’ active service periods. The components of net postretirement benefit expense for the three months ended March 31, 2005 are as follows:

Service cost	$100
Interest cost	563

Net periodic benefit cost	$663

NOTE L – MARKET RISK MANAGEMENT USING FINANCIAL INSTRUMENTS

Overview

We are engaged in activities that expose us to various market risks, including the effects of natural gas prices and future selling prices of aluminum and zinc. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that market volatility may have on operating results by entering into derivative financial instruments. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. We evaluate and document each derivative financial instrument when entered into.

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

Gains and losses related to certain of these derivative financial instruments accumulate on our balance sheet (in other comprehensive income (loss)) until the maturity of the respective hedging agreements. Unrealized net gains included in other comprehensive income totaled $12,735 ($7,571 net of tax) at March 31, 2005. Certain other derivative financial instruments do not meet the “effectiveness” tests of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, as a result, deferral of unrealized gains and losses is not permitted. Rather, unrealized gains and losses are included in the current periods’ consolidated operating results. Unrealized (losses) and gains included in operating results totaled $(3,654) and $1,994 for the three months ended March 31, 2005 and 2004, respectively. Upon settlement, gains and losses realized related to all derivative financial instruments are recognized in cost of sales. During the three months ended March 31, 2005 and 2004, cost of sales was reduced by $5,399 and $781, respectively, as a result of such realized gains. The fair value gains and losses related to open derivative financial instruments are classified as other current assets and liabilities, respectively, in the consolidated balance sheet and total $28,347 and $97, respectively, as of March 31, 2005. As of March 31, 2005, over the next nine months, we estimate that we will recognize in earnings deferred gains from the settlement of our hedging instruments of $4,519 for natural gas, aluminum and zinc, respectively. Actual amounts realized will inevitably differ from our estimates. In addition, our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Natural Gas Hedging

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

As of March 31, 2005, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 7,920,000 Mmbtus of natural gas, which represents approximately 77% and 35% of our expected 2005 and 2006 natural gas needs, respectively. As of March 31, 2005, the fair value gain of these contracts, which are deferred within other comprehensive income, was $12,832 ($7,628 net of tax). For the three months ended March 31, 2005 and 2004, natural gas hedging activities decreased cost of goods sold by $1,198 and $653, respectively.

Aluminum Hedging

The aluminum recycling segment enters into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by its salt cake processing facility in Morgantown, Kentucky and a portion of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. Estimated 2005 total production covered under these futures sale contracts as of March 31, 2005 was 2,800 metric tonnes (mt) with a fair value deferred loss of $136 ($81 net of tax).

The aluminum recycling segment also enters into aluminum forward purchase contracts. As of March 31, 2005, we had contracts for 2,100 mt with a fair value deferred gain of $64 ($38 net of tax).

For the three months ended March 31, 2005 and 2004, our domestic aluminum segment’s income (decreased) increased by $(941) and $366, respectively, for settled metal hedging contracts.

The rolled products segment enters into futures contracts to manage exposure to price risk related to aluminum purchases. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. Unlike the derivative financial instruments entered into by the aluminum recycling segment, these contracts do not meet the requirements set forth in SFAS 133, as amended, for deferral of unrealized gains and losses. Accordingly, the derivative instruments were marked-to-market and the unrealized gains and losses during the three months ended March 31, 2005, totaling a net loss of $3,393, were recorded in the consolidated statement of income rather than being deferred in other comprehensive income.

As of March 31, 2005, the rolled products segment held open aluminum futures contracts covering 24,640 mt and having maturity dates extending through December 2005 with a fair value gain of $6,958. In addition, our rolled products segment’s income increased by $5,493 for settled metal hedging contracts during the three months ended March 31, 2005.

Much of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. VAW-IMCO recorded unrealized (losses) gains of $(691) and $1,943 during the three months ended March 31, 2005 and 2004, respectively. Realized gains (losses) on settled metal hedging contracts increased (decreased) the international segment’s income by $606 and $(258), respectively, during the three months ended March 31, 2005 and 2004.

As of March 31, 2005, VAW-IMCO had forward purchase contracts for high-grade aluminum for 35,650 mt and forward sales contracts for 39,775 mt having a net fair value of $1,229.

None of our other international locations engage in commodity hedging, as their processing activities consist mainly of tolling.

Zinc Hedging

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At March 31, 2005, estimated total production covered for 2005 and 2006 under these futures sale contracts was 12,825 mt with a fair value deferred loss of $955 ($568 net of tax).

In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At March 31, 2005, estimated total production for 2005 and 2006 covered under these futures purchase contracts was 6,180 mt with a fair value deferred gain of $928 ($552 net of tax).

For the three months ended March 31, 2005 and 2004, our zinc segment income was (lower) higher by $(957) and $20, respectively, due to settled zinc metal hedging contracts.

NOTE M - RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective for the year ending December 31, 2005. We are currently evaluating the impact that this Interpretation may have on our future financial position and results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact that this Statement may have on our future financial position and results of operations.

NOTE N – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries (Guarantor Subsidiaries) are guarantors of the indebtedness of Aleris International under its 10 3/8% senior secured notes and 9% senior notes. See Note D - “Long-Term Debt.” For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior secured notes and senior notes (Non-Guarantor Subsidiaries).

The condensed consolidating balance sheet is presented as of March 31, 2005 and December 31, 2004, and the condensed consolidating statement of operations and the condensed consolidating statement of cash flows are presented for the three months ended March 31, 2005 and 2004.

	As of March 31, 2005
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$8,013	$361	$9,969	$—	$18,343
Accounts receivable, net	10,603	221,439	55,060	(263)	286,839
Inventories	4,308	192,294	33,196	—	229,798

Deferred income taxes	308	—	3,589	—	3,897
Prepaid assets	2,974	3,431	1,263	—	7,668
Other current assets	7,196	25,378	1,920	—	34,494

Total Current Assets	33,402	442,903	104,997	(263)	581,039
Property and equipment, net	38,018	289,713	93,814	(1,857)	419,688
Goodwill	4,160	49,131	10,417	—	63,708
Restricted cash	2,109	4,145	—	—	6,254
Other assets	19,239	2,004	695	—	21,938
Investments in subsidiaries/intercompany receivable (payable), net	657,495	(167,751)	(24,287)	(465,457)	—

	$754,423	$620,145	$185,636	$(467,577)	$1,092,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,483	$112,998	$29,869	$(263)	$159,087
Accrued liabilities	22,265	44,788	21,309	—	88,362
Current maturities of long-term debt	—	50	4	—	54

Total Current Liabilities	38,748	157,836	51,182	(263)	247,503
Long-term debt	377,117	138	13,611	—	390,866
Deferred income taxes	308	3,281	11,129	(359)	14,359
Accrued pension benefits	—	34,774	16,691	—	51,465
Accrued post-retirement benefits	—	38,148	—	—	38,148
Other long-term liabilities	6,357	8,133	3,905	(2)	18,393
Total Stockholders’ Equity	331,893	377,835	89,118	(466,953)	331,893

	$754,423	$620,145	$185,636	$(467,577)	$1,092,627

	As of December 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$2,061	$46	$15,721	$—	$17,828
Accounts receivable, net	7,130	180,218	42,458	(788)	229,018
Inventories	4,106	209,108	38,571	—	251,785
Deferred income taxes	—	3,031	3,598	(2,743)	3,886
Prepaids	2,274	7,810	1,452	—	11,536
Other current assets	2,324	16,884	2,548	—	21,756

Total Current Assets	17,895	417,097	104,348	(3,531)	535,809
Property and equipment, net	37,281	301,361	95,994	(1,857)	432,779
Goodwill	4,160	49,131	10,649	—	63,940
Restricted cash	11,862	4,145	—	—	16,007
Other assets	19,664	1,790	735	—	22,189
Deferred income taxes	6,785	—	—	(6,785)	—
Investments in subsidiaries/ intercompany receivable (payable), net	626,984	(193,352)	(24,107)	(409,525)	—

	$724,631	$580,172	$187,619	$(421,698)	$1,070,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,603	$120,774	$40,355	$(789)	$178,943
Accrued liabilities	13,612	46,754	17,614	—	77,980
Current maturities of long-term debt	—	57	4	—	61

Total Current Liabilities	32,215	167,585	57,973	(789)	256,984
Long-term debt	404,048	147	8,143	—	412,338
Deferred income taxes	—	9,777	11,031	(9,528)	11,280
Accrued pension benefits	—	34,103	17,070	—	51,173
Accrued post-retirement benefits	—	38,267	—	—	38,267
Other long-term liabilities	5,698	8,281	4,033	—	18,012
Stockholders’ Equity	282,670	322,012	89,369	(411,381)	282,670

	$724,631	$580,172	$187,619	$(421,698)	$1,070,724

	Three Months Ended March 31, 2005
	Aleris International, Inc	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$28,602	$523,984	$107,377	$(14,982)	$644,981
Cost of sales	27,237	461,491	99,099	(14,982)	572,845

Gross profit	1,365	62,493	8,278	—	72,136
Selling, general and administrative expense	2,338	16,768	3,436	—	22,542
Restructuring and merger-related charges	40	2,751	—	—	2,791
Interest expense	10,205	83	79	(35)	10,332
Unrealized losses (gains) on derivative financial instruments	—	2,962	692	—	3,654
Other (income) expense, net	(532)	222	(18)	35	(293)
Equity in net earnings of affiliates	(39,774)	134	—	39,774	134

Earnings before provision for income taxes and minority interests	29,088	39,573	4,089	(39,774)	32,976
Provision for income taxes	—	2,356	1,472	—	3,828

Earnings before minority interest	29,088	37,217	2,617	(39,774)	29,148
Minority interest, net of provision for income taxes	—	—	60	—	60

Net income	$29,088	$37,217	$2,557	$(39,774)	$29,088

	Three Months Ended March 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$27,706	$167,895	$94,876	$(11,969)	$278,508
Cost of sales	25,084	158,253	85,937	(11,969)	257,305

Gross profit	2,622	9,642	8,939	—	21,203
Selling, general and administrative expense	474	7,868	3,589	—	11,931
Interest expense	6,336	96	296	(284)	6,444
Unrealized losses (gains) on derivative financial instruments			(1,944)		(1,944)
Other (income) expense, net	1,171	(947)	(336)	255	143
Equity in net earnings of affiliates	(7,194)	(17)	—	7,194	(17)

Earnings before provision for income taxes and minority interests	1,835	2,642	7,334	(7,165)	4,646
Provision for income taxes	(876)	—	2,784	—	1,908

Earnings before minority interests	2,711	2,642	4,550	(7,165)	2,738
Minority interests, net of provision for income taxes	—	—	27	—	27

Net income	$2,711	$2,642	$4,523	$(7,165)	$2,711

	Three Months Ended March 31, 2005
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$47,190	$(25,819)	$(8,493)	$—	$12,878

Investing Activities
Payments for property and equipment	(1,254)	(4,868)	(2,750)	—	(8,872)
Proceeds from sale of property and equipment	—	2,966	—	—	2,966
Other	(2,683)	(338)	(6)	—	(3,027)

Net cash provided (used) by investing activities	(3,937)	(2,240)	(2,256)	—	(8,933)

Financing Activities
Net payments of long term revolving credit facility	(25,798)	—	—	—	(25,798)
Proceeds from issuance of long-term debt	—	—	5,903	—	5,903
Payments on long-term debt	(1,170)	—	—	—	(1,170)
Decrease in restricted cash	9,753	—	—	—	9,753
Proceeds from exercise of stock options	8,574	—	—	—	8,574
Debt issuance costs	(387)	—	—	—	(387)
Net transfers with subsidiaries	(28,400)	27,954	446	—	—
Other	127	420	(600)		(53)

Net cash provided (used) by financing activities	(37,301)	28,374	5,749	—	(3,178)

Effects of exchange rate changes on cash	—	—	(252)	—	(252)
Net increase in cash and cash equivalents	5,952	315	(5,752)	—	515
Cash and cash equivalents at beginning of period	2,061	46	15,721	—	17,828

Cash and cash equivalents at end of period	$8,013	$361	$9,969	$—	$18,343

	Three Months Ended March 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$(1,013)	$6,707	$2,612	$(6,141)	$2,165

Investing Activities
Payments for property and equipment	(1,255)	(3,564)	(2,807)	—	(7,626)
Other	1,201	(240)	(1,261)	—	(300)

Net cash provided (used) by investing activities	(54)	(3,804)	(4,068)	—	(7,926)

Financing Activities
Net payments of long-term revolving credit facility	(428)	—	—	—	(428)
Change in restricted cash	(22,279)	—	24,847	—	2,568
Debt issuance costs	(209)	—	—	—	(209)
Payment of VAM-IMCO promissory note	24,847	—	(24,847)	—	—
Net transfers with subsidiaries	(1,452)	(3,247)	(1,442)	6,141	—
Other	238	256	(367)	—	127

Net cash provided (used) by financing activities	717	(2,991)	(1,809)	6,141	2,058

Effects of exchange rate changes on cash	—	—	(298)	—	(298)
Net increase (decrease) in cash and cash equivalents	(350)	(88)	(3,563)	—	(4,001)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$153	$46	$10,560	$—	$10,759

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and pounds in thousands, except per share and per pound data)

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere in this Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2004.

The discussion of our financial condition and results of operations includes various forward-looking statements about costs and prices of commodities, production volumes, market trends, demand for our products and services and projected results of operations. Statements contained in this Form 10-Q that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Form 10-Q are based on certain assumptions that we consider reasonable.

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	our success in (and the costs of) integrating Commonwealth into Aleris;

•	our ability to successfully implement our business strategy;

•	the cyclical nature of the metals industry, our end-use segments and our customers’ industries;

•	the rate of automobile production and a continuation of the increasing use of aluminum in automobiles in North America and Europe;

•	the ability to retain the services of certain members of our management;

•	our ability to continue to generate positive operating results;

•	our ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	our ability to effectively manage our exposure to commodity price fluctuations;

•	the loss of order volumes from any of our largest customers;

•	our substantial leverage and debt service obligations;

•	covenant restrictions under our indebtedness;

•	our ability to obtain additional financing on acceptable terms when necessary;

•	changes in the pricing of metals;

•	availability of aluminum and zinc scrap at advantageous prices;

•	changes in energy prices, raw materials costs and fuel costs;

•	competitor pricing activity and the general impact of competition;

•	inflation;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements;

•	the effect of current and future environmental and governmental regulations;

•	risks of investing in and conducting operations in foreign countries, including political, social, economic, currency and regulatory factors;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	future levels of capacity utilization at our plants;

•	changes in and customer acceptance of new processes and technologies;

•	the impact terrorist activities may have on the economy and our businesses in general; and

•	the state of international, national, regional and local economies.

These factors and other risk factors disclosed in this report are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements contained in this report are made only as of the date hereof. We do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Please also refer to Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” contained in our annual report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

We are a major North American manufacturer of common alloy aluminum sheet as well as a global leader in aluminum recycling and the production of specification alloys. We are also a leading manufacturer of a value-added zinc products that include zinc oxide, zinc dust and zinc metal. Our December 2004 acquisition of Commonwealth Industries, Inc. created a vertically integrated aluminum recycler and sheet manufacturer having 28 production facilities worldwide.

We evaluate and review our results of operations based on four reportable business segments: rolled products, aluminum recycling, international and zinc. Segment operating profit performance includes segment-specific selling, general and administrative expenses, but excludes corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and merger-related charges, interest expense, interest and other income and provisions for income taxes. Comparable segment financial information for the three months ended March 31, 2004 contained in this report has been revised to reflect these corporate and segment income and cost allocations.

We achieved record levels of revenues and profits for the first quarter of 2005, due in large part to the inclusion of the operating results of Commonwealth, which represents our rolled products segment. The rolled products segment contributed approximately 54% of our consolidated revenues and approximately 78% of our total segment income for the three months ended March 31, 2005. The rolled products segment’s income also included the effect of $5,558 of increased costs of sales related to the amortization of the write-up of inventory to fair value as of the date of the Commonwealth acquisition, as well as purchase accounting adjustments related to natural gas hedges. First quarter 2005 revenues from our aluminum recycling segment increased slightly over 2004’s first quarter, as increased selling prices per pound resulted from rising primary aluminum prices. However, the aluminum recycling segment’s profitability was negatively impacted by lower-than-anticipated metal recovery percentages, increased energy and fuel prices compared to the first quarter of 2004 and a slowdown in automotive production. Our zinc segment benefited from a rise in the price of zinc on the London Metals Exchange during the first quarter, coupled with modest gains in pounds processed.

Total consolidated revenues and gross profit for the first quarter of 2005 also exceeded pro forma combined revenues and gross profit for Aleris for 2004’s first quarter after giving effect to the Commonwealth acquisition and related transactions as if they had occurred on January 1, 2004.

During the first quarter we continued to implement the restructuring and consolidation efforts we had previously announced, recording additional restructuring charges totaling $1,987 related to severance and relocation benefits to be paid to affected employees as well as the resignation of the former president of our aluminum recycling business. Also during the quarter, we determined that certain assets located at our permanently idled Wendover, Utah recycling facility would no longer be relocated for utilization at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows, and recorded an $804 impairment charge to reduce the carrying value of these assets to their estimated fair values as of March 31, 2005.

Interest expense for the first quarter of 2005 increased approximately 60% over interest expense incurred for the first quarter of 2004, due to higher levels of debt outstanding necessitated as a result of the Commonwealth acquisition. For 2005, we expect to experience a greater degree of exposure to unrealized gains and losses on derivative financial instruments as a result of the aluminum hedges in our rolled product and international segments not qualifying for deferred treatment of unrealized gains and losses under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. For this reason, our results of operations for future quarters may experience additional volatility from period to period.

Our income tax expense for the first quarter of 2005 represents an effective income tax rate of 11.6%, the rate we currently anticipate utilizing for all of fiscal 2005. This rate is less than the federal statutory rate of 35% due to the expected reduction in previously recorded valuation allowances established against U.S. deferred tax assets.

Cash flows from operations for the three months ended March 31, 2005 exceeded those for the first quarter of 2004, but not to the same degree as the period-to-period revenue and net income increases, principally due to an increase in accounts receivable resulting from increased 2005 sales.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

TOTAL COMPANY ANALYSIS

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
Revenues	$644,981	$278,508
Net income	29,088	2,711
Earnings per diluted share	$0.94	$0.18
Total recycling pounds of metal processed	832,000	830,000
Rolled products pounds shipped	259,000	—

Revenues and Production

Consolidated revenues increased $366,473, or 132%, from $278,508 in the three months ended March 31, 2004 to $644,981 in the three months ended March 31, 2005. The increase resulted from the inclusion of the rolled products segment’s results in our consolidated totals during 2005. Revenues from the rolled products segment, which is comprised of the historical Commonwealth operations, totaled $350,247 in the first quarter of 2005. In addition, our international segment’s revenue increased 13%, or $11,946, as a result of a 5% increase in volumes and an 8% increase in selling prices per pound. Our zinc segment’s revenues increased approximately 10%, or $4,823, primarily due to a 22% increase in the LME price of zinc. The aluminum recycling segment’s revenues increased 5%, or $6,897, as higher per pound selling prices offset a slight decrease in total pounds processed. Intersegment revenues during the three months ended March 31, 2005 totaled $7,440 and resulted from aluminum recycling sales to the rolled products segment.

On a pro forma basis, assuming that Aleris and Commonwealth had been operating together on a consolidated basis since January 1, 2004, our revenues would have increased by $120,984, or 23%, from $523,997 in pro forma 2004’s first quarter to $644,981 as reported during the first quarter of 2005. On a pro forma basis, rolled products revenues increased $97,993 from 2004’s first quarter revenues, due to a 5% increase in pounds shipped and a 32% increase in average selling prices per pound.

Cost of Sales

Cost of sales increased $315,540, or 123%, from $257,305 in the first three months of 2004 to $572,845 in the first three months of 2005. As a percentage of sales, cost of sales decreased from 92% in 2004 to 89% in 2005. The increased cost of sales as well as its decreased percentage of sales was due to the inclusion of the operations of the rolled products segment in 2005. The rolled products segment added $298,158 of cost of sales to our consolidated results in 2005; however, as a percentage of sales, rolled products cost of sales were 84%. Negatively impacting cost of sales of the rolled products segment were $5,558 of non-cash costs associated with the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges. Cost of sales from the remaining segments increased from 92% of revenues to 95% of revenues, due to domestic natural gas price increases which increased cost of sales by approximately $2,000 over the prior year, lower than required metal recoveries in the aluminum recycling segment and higher scrap metal purchase prices at our German operations.

On a pro forma basis, cost of sales as a percentage of revenues for the rolled products segment decreased from 91% for the first quarter of 2004 to 84% for the first quarter of 2005 as increased demand and new customer agreements beginning in January 2005 resulted in selling prices per pound increasing at a faster rate than the purchase price of both prime and scrap aluminum. Conversion costs per pound shipped decreased by 5% due to higher volumes and improved productivity.

Gross Profit

Gross profit increased $50,933, or 240%, from $21,203 in the first three months of 2004 to $72,136 in the first three months of 2005 due to the inclusion of $52,089 of gross profit from the rolled products segment, which included additional non-cash cost of sales of $5,558 related to purchase accounting adjustments. Gross profit from the zinc segment increased $2,700 as a result of higher selling prices per pound while gross profit from the aluminum recycling segment decreased due to higher natural gas prices and lower than required metal recoveries. On a pro forma basis, gross profit increased $26,064 from 2004’s first quarter driven by the strong demand and higher selling prices experienced by the rolled products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $10,611, or 89%, from $11,931 in the first three months of 2004 to $22,542 in the first three months of 2005. As a percentage of revenues, SG&A decreased from 4.3% to 3.5%. The decrease in SG&A as a percentage of revenues is due primarily to the increased revenues resulting from the acquisition of Commonwealth and the elimination of duplicative general and administrative positions at both Aleris and Commonwealth as part of our restructuring and integration plans.

On a pro forma basis, SG&A increased by $354, or 2%, from $22,188 in the first quarter of 2004 to $22,542 in the first quarter of 2005 but decreased as a percentage of revenues from 4.2% to 3.5%. The increase in SG&A spending reflects higher costs of compliance with the Sarbanes-Oxley Act as well as increases in the expected payouts for incentive compensation as a result of the improved operating results partially offset by the impact of the elimination of duplicative positions as part of our restructuring and integration plans.

Restructuring and Merger-Related Charges

Restructuring charges recorded in the first quarter of 2005 include $1,396 for severance, relocation and other benefits related to our previously announced restructuring and integration plans resulting from the acquisition of Commonwealth. In addition, we recorded a charge of $591 related to the resignation of the former president of our aluminum recycling business and an $804 asset impairment charge related to an idled furnace at our Wendover, Utah recycling facility. See Note C – “Acquisition of Commonwealth Industries, Inc.” of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense increased $3,888, or 60%, from $6,444 in the first three months of 2004 to $10,332 in the first three months of 2005. The increase resulted from a $145,000, or 57%, increase in the average debt outstanding period-over-period. The higher debt levels are attributable to the additional financing related to the acquisition of Commonwealth. In November 2004 we issued $125,000 of 9% senior notes and amended and expanded our borrowing capacity under our revolving credit facility. Interest expense related to the 9% senior notes totaled approximately $2,800 during the first quarter of 2005. The average interest rate of approximately 10% during the first three months of 2005 was consistent with that of the comparable period in 2004.

Unrealized Losses (Gains) on Derivative Financial Instruments

Unrealized gains and losses on derivative financial instruments represent the mark-to-market adjustments recorded through the income statement for derivative instruments that do not meet the effectiveness tests required under SFAS 133. Upon settlement of such contracts, all previously recognized gains and losses are reversed and gains and losses on settlement are recorded in cost of sales. During the three months ended March 31, 2005, we recorded unrealized losses totaling $3,654. These losses resulted from the reversal of previously recorded unrealized gains for contracts which settled during the first quarter of 2005, as well as decreases in the fair value of open contracts during the period. During the first quarter of 2004, we recorded unrealized gains of $1,944 representing the reversal of previously recorded unrealized losses upon settlement of unfavorable derivative contracts in the period.

Income Taxes

Income tax expense was $3,828 in the first quarter of 2005 compared to $1,908 in the first quarter of 2004. The effective tax rate for the three months ended March 31, 2005 and 2004 was 11.6% and 41.1%, respectively. The decrease in the effective rate in 2005 as compared to the first quarter of 2004 was principally related to a reversal of tax valuation allowances related to U.S. federal deferred tax assets.

As of March 31, 2005, we have determined that, based on cumulative and anticipated amounts of domestic and foreign earnings and our anticipated taxable income, as a result of the reversal of future taxable temporary differences, that it is uncertain whether we will be able to recognize certain of our remaining deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowance recorded at March 31, 2005, totaling $39,531, for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support their reversal. Any reversal of the valuation allowance will result in lower income tax expense than would otherwise be determinable based upon pre-tax earnings at the federal statutory rate.

Net Income

As a result of the factors discussed above, net income increased to $29,088 in the first quarter of 2005 compared to $2,711 in the first quarter of 2004.

SEGMENT ANALYSIS

The following discussion of the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 presents consolidated information used by management to evaluate the performance of each business segment.

Rolled Products

The following table presents key operating and financial data for the rolled products segment. Data for 2004 is presented on a pro forma basis, reflecting the operations of Commonwealth (excluding that of its discontinued Alflex subsidiary) for the three months ended March 31, 2004 adjusted to give effect to the merger as if it had occurred on January 1, 2004:

	Three months ended March 31,
	Actual 2005	Pro Forma 2004	% change
Pounds shipped	259,000	247,000	5%
Revenues	$350,247	$252,254	39%
Segment income	$49,539	$20,737	139%

Rolled products revenues increased $97,993 in the three months ended March 31, 2005 as compared to the pro forma revenues for the three months ended March 31, 2004. The increase in revenues resulted from a 32% increase in the average selling price per pound shipped and a 5% increase in pounds shipped. The price increase per pound was driven, in part, by the increased price of primary aluminum as evidenced by a 26% year-over-year increase in the price of aluminum on the London Metal Exchange (LME).

Segment income increased 139% in the first quarter of 2005 as compared to the 2004 pro forma first quarter segment income, due primarily to higher rolling margins and favorable scrap spreads, as well as higher volumes. Material margins in the first quarter 2005 of $0.484 per pound improved from $0.344 per pound in the pro forma first quarter of 2004. In addition, cash conversion costs declined to $0.206 per pound in the first quarter of 2005 from $0.217 per pound in the pro forma first quarter of 2004 primarily due to higher volume and improved productivity. Negatively impacting first quarter 2005 segment income was $5,558 of additional non-cash costs of sales relating to the amortization of the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges.

Aluminum Recycling

	Three months ended March 31,
	2005	2004	% change
Pounds processed	508,147	518,577	(2)%
Percentage tolled	52%	66%	(14)%
Revenues	$144,576	$137,679	5%
Segment income	$4,201	$6,620	(37)%

For the three month period ended March 31, 2005, overall production decreased 2% compared to the same period in the prior year. Within this segment, production decreased in our specification alloy operating segment as a result of reduced demand from the automotive industry while production at our aluminum recycling product line was consistent with the prior year’s first quarter. Our domestic aluminum tolling percentage decreased as shipments from this segment to the rolled products segment are no longer considered processed under a tolling agreement; instead, these shipments are now considered processed under a buy/sell arrangement with rolled products. Exclusive of this change, the 2005 first quarter tolling percentage was consistent with the prior year’s first quarter.

Segment revenues increased in spite of the slight reduction in production due to the 26% increase in LME prices quarter-over-quarter. Segment income decreased $2,419 as a result of inventory write-downs that resulted from lower than expected recovery performance and unplanned equipment downtime during the quarter. In addition, natural gas prices have continued to increase and were 20% higher in the first quarter of 2005 as compared to the first quarter of 2004. The increased cost of gas reduced segment income by approximately $1,500 in the first quarter of 2005.

International

	Three months ended March 31,
	2005	2004	% change
Pounds processed	266,818	255,094	5%
Percentage tolled	58%	57%	1%
Revenues	$102,619	$90,673	13%
Segment income	$4,480	$5,013	(11)%

Production at our international aluminum facilities increased due primarily to improved capacity utilization at our Brazilian facility. Segment revenues increased $11,946 in the first quarter of 2005 compared to the first quarter of 2004 due to the increased demand, higher selling prices per pound resulting from the higher LME price of aluminum as well as a 5 % increase in the value of the Euro. Segment income decreased as tighter scrap spreads impacted our German subsidiary.

Zinc

	Three months ended March 31,
	2005	2004	% change
Pounds processed	57,099	56,193	2%
Revenues	$54,979	$50,156	10%
Segment income	$5,288	$3,893	36%

Zinc production in the first quarter of 2005 was consistent with the production levels of the first quarter of 2004. Segment revenues benefited from a 22% increase in the LME price of zinc quarter-over-quarter. This rise in the LME price of zinc resulted in an 8% increase in the average selling price of processed material. Segment income benefited similarly as the rising zinc prices resulted in improved margins.

RECONCILIATION OF SEGMENT INCOME TO EARNINGS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS

Items required to reconcile segment income to consolidated earnings before provision for income taxes and minority interests include: corporate selling, general and administrative expenses, restructuring and merger-related charges, interest expense, unrealized gains and losses on derivative financial instruments, interest expense and other income (expense), net.

The following table reconciles segment information to consolidated totals. Significant changes in reconciling amounts for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 are discussed under the “Total Company Analysis” section set forth above:

	Three months ended March 31,
	2005	2004
Total segment income	$63,508	$15,526
Unallocated amounts:
Corporate SG&A expense	(14,048)	(6,358)
Restructuring and merger-related charges	(2,791)	—
Interest expense	(10,332)	(6,444)
Unrealized (losses) gains on derivative financial instruments	(3,654)	1,944
Other income (expense), net	293	(22)

Earnings before provision for income taxes and minority interests	$32,976	$4,646

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

Cash Flows from Operations

Cash flows generated from our operating activities were $12,878 in the three-months ended March 31, 2005 as compared to $2,165 in the three months ended March 31, 2004. Driving this increase was the significant improvement in operating results and inventory reductions of $20,449 primarily resulting from our initiatives to improve working capital. Partially offsetting these increases was an increase of $43,090 in accounts receivable resulting from higher sales during the month of March 2005 as compared to December 2004, as well an increase of $8,343 in other current assets resulting from the increased fair value of our derivative financial instruments.

Increases in receivables are due to an increase in our overall volume of activity, particularly in the last month of the quarter as compared to the fourth quarter of 2004, and an increase in overall metal prices. An indicator of our collections on receivables activity, and a key internal performance indicator, is days sales outstanding. Days sales outstanding have decreased from 41 days at December 31, 2004 to 38 days at March 31, 2005.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect capital expenditures. Our capital expenditures principally relate to property and equipment. During the three months ended March 31, 2005, cash used by investing activities was $8,933 compared to $7,926 in the comparable period of 2004. The increased spending is due to the acquisition of Commonwealth and the related capital spending requirements of the rolled products segment and the construction of our new facility in Deizsau, Germany.

Overall capital expenditures for property and equipment in the U.S. and at our international locations for 2005 are expected to be approximately $58,000. The majority of this estimate is planned to be used for the construction of our new recycling facility in Deizsau, Germany, as well as the completion of the Morgantown, Kentucky landfill and Saginaw, Michigan plant expansions.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $3,178 for the three months ended March 31, 2005, compared to $2,058 of cash provided by financing activities for the same time period in 2004. During the three months ended March 31, 2005 we reduced our outstanding borrowings under our senior credit facility by $25,798. Sources of cash from financing activities included $8,574 from the exercise of 797,573 employee stock options, $5,903 of borrowings under our German credit facilities to begin construction of the new recycling facility in Deizsau, and a $9,753 reduction in previously restricted cash which was used to acquire fixed assets and for general corporate purposes. During the three months ended March 31, 2004, $428 was used to reduce borrowings under our senior credit facility.

As of March 31, 2005, we estimated that our borrowing base would have supported additional borrowings of $247,325 after giving effect to outstanding borrowings of $25,000 and outstanding letters of credit of $14,444. As of March 31, 2005, our total borrowing base was approximately $286,769.

EBITDA

We report our financial results in accordance with generally accepted accounting principles (GAAP). However, our management believes that certain non-GAAP performance measures, which our management uses in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods.

EBITDA represents net income, before interest expense, provision for income taxes, depreciation and amortization and cumulative effect of accounting change, net of tax benefit. EBITDA is a non-GAAP financial measure which is presented because we believe that it is a useful indicator of our ability to incur and service debt. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our senior credit facility and our outstanding senior notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under the indentures for our senior notes and the loan agreement for our senior credit facility.

Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	For the three months ended March 31,
	2004	2003
EBITDA	$56,618	$18,178
Interest expense	10,332	6,444
Income taxes	3,828	1,908
Depreciation and amortization	13,370	7,115

Net income	$29,088	$2,711
Depreciation and amortization	13,370	7,115
Provision for deferred income taxes	(1,841)	675
Restructuring and merger-related charges:
Expenses	2,791	—
Payments	(542)	—
Deferred compensation expense	742	—
Equity in earnings of affiliates	134	(17)
Other non-cash charges	1,220	1,290
Net change in working capital	(32,084)	(9,609)

Cash provided by operating activities	$12,878	$2,165

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of our derivative instruments under SFAS 133, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

A summary of our significant accounting policies and estimates is included in ITEM 7.–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change to our critical accounting policies or estimates during the three months ended March 31, 2005.

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

METAL COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our aluminum recycling and zinc segments, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment SFAS 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our rolled products and international segments have not met the requirements for the election to defer unrealized gains and losses under SFAS 133, resulting in immediate recognition of amounts in the income statement.

OVERVIEW OF ALUMINUM RECYCLING AND ZINC DEFERRED METAL HEDGING ACTIVITIES

As of March 31, 2005, our aluminum recycling and zinc segments had net deferred losses of approximately $99 ($59 net of tax) related to metal commodity hedging activities. At December 31, 2004, these segments had net deferred losses of approximately $497 ($308 net of tax).

ALUMINUM HEDGING

Aluminum Recycling Segment

The aluminum recycling segment enters into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by our salt cake processing facility in Morgantown, Kentucky and some of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of pricing of shipments.

The deferred aluminum hedging positions for the aluminum recycling segment as of March 31, 2005 are summarized below:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales, in 2005	(2,800)	$(136)	$(81)
Forward purchases, in 2005	2,100	64	38

Total notional amount	(700)	$(72)	$(43)

For the three months ended March 31, 2005 and 2004, the aluminum recycling segment’s income was (lower) higher by $(941) and $366, respectively, for settled metal hedging contracts. The impact of a 10% change in the March 31, 2005 LME price of aluminum ingot would not be material to the aluminum recycling segment’s income for the year ending December 31, 2005.

Rolled Products Segment

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling segment, the aluminum hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS 133 for deferral of gains and losses. As a result, all aluminum hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the income statement. For the three months ended March 31, 2005, we recorded an unrealized gain of $1,821 for open metal hedges and an unrealized loss of $5,214 for settled metal hedges.

We expect to record losses of $6,958 for these contracts as they are settled. The impact of a hypothetical 10% change in the March 31, 2005 LME price of aluminum would be material to the rolled products segment’s income for the year ending December 31, 2005. At this time, we estimate a hypothetical 10% increase in the price of aluminum would decrease the rolled products segment’s income by approximately $6,077. However, it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal purchased.

International Segment

Much of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. The functional currency of VAW-IMCO is the Euro; however, the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. As a result, VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the income statement. VAW-IMCO’s unrealized losses on metal hedging transactions, were approximately $691 for the three months ended March 31, 2005.

The impact of either a 10% increase in the March 31, 2005 LME price of aluminum or a 10% increase in the value of the U.S. Dollar against the Euro would be material to the international segment’s income for the year ending December 31, 2005. As of March 31, 2005 we estimate that a 10% increase in the LME price of aluminum, holding currency rates constant, would decrease segment income by $800. Separately, for the same period, we also estimate that a 10% increase in the value of the U.S. Dollar against the Euro, holding metal prices constant, would decrease segment income $300.

ZINC HEDGING

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

At March 31, 2005, our deferred zinc hedging positions are summarized below:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales, in 2005	(12,785)	$(942)	$(560)
Forward sales in 2006	(40)	(13)	(8)
Forward purchases in 2005	5,920	841	500
Forward purchases in 2006	260	87	52

Net notional amount	(6,645)	$(27)	$(16)

For the three months ended March 31, 2005 and 2004, our zinc segment income was (lower) higher by $(957) and $20, respectively, due to settled zinc metal hedging contracts. The impact of a hypothetical 10% change in the March 31, 2005 LME price of zinc ingot would be material to the zinc segment’s income for the year ending December 31, 2005. At this time, we estimate that a hypothetical 10% increase in the price of zinc would decrease our segment income for the remainder of 2005 by approximately $900. However, it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal purchased.

NATURAL GAS HEDGING

Natural gas is the principal fuel used in our processing of aluminum and zinc as well as the production of rolled products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Because of the high degree of effectiveness these derivatives have in offsetting changes in natural gas purchase prices, substantially all of the unrealized gains and losses associated with them are deferred until the physical purchase of the natural gas.

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2005. We currently have contracts in place to cover about 77% of our natural gas requirements for the succeeding nine months.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts. The impact of a 10% change in the March 31, 2005 NYMEX closing price would be material to our consolidated gross profit for the next nine months. We estimate that a hypothetical 10% increase in the price of natural gas, as of March 31, 2005, would increase our estimated consolidated gross profit for the remainder of this year by approximately $3,764. However, it should be noted that any change in the fair value of these contracts would be significantly offset by an inverse change in the cost of gas purchased.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities as of and for the three months ended March 31, 2005 are summarized in the table below:

Amount of natural gas hedged, at period-end, MMBTUs	7,920,000
Deferred gain	$12,832
Deferred gain, net of tax	$7,628

Three months ended March 31, 2005
Effect of natural gas hedging activities on cost of goods sold, decrease of	$1,198

Our international segment had no natural gas hedging activities for the three months ended March 31, 2004.

INTEREST

We have historically funded our operations from our existing credit facilities. Approximately 90% of our outstanding long-term debt as of March 31, 2005 is at fixed rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% change in interest rates prevailing as of March 31, 2005, would not be material to our operating results.

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

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of March 31, 2005, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’ disclosure controls and procedures as of March 31, 2005.

During the first quarter of 2005, our management completed its evaluation of the effectiveness of Aleris’ internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2004. In performing this evaluation, management identified two material weaknesses in our internal control over financial reporting as of that time. Management identified material weaknesses concerning (i) having insufficient controls relating to the accounting for derivative instruments and (ii) having inadequate procedures to (a) calculate certain interest expense on newly issued indebtedness, (b) calculate capitalized interest on certain capital expenditures at our German subsidiary, and (c) review and approve calculations in recording certain pension liabilities in Germany.

We reported in our Annual Report on Form 10-K for the year ended December 31, 2004, that we have made progress in remediating these material weaknesses in our internal control over financial reporting. However, because we have not yet completed implementing all of the changes we believe are required to fully remediate the material weaknesses and have not fully tested the changes initiated in the first quarter, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

Remediation of Material Weaknesses in Internal Controls Over Financial Reporting.

In order to remediate the material weaknesses, we have made or are currently implementing the following changes:

•	The Company has hired several qualified individuals to assist in (i) addressing identified technical areas of controls process weakness and (ii) instilling financial accountability and adopting more rigorous processes to improve our controls and procedures;

•	The Company has implemented a business process design to ensure greater accountability across the organization and;

•	The Company has initiated a quarterly balance sheet review process to strengthen the quarter and year-end close process.

Changes In Internal Controls Over Financial Reporting

Other than the remediation actions discussed above, there have not been any changes in Aleris’ internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Aleris’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Number	Description
12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc. (Registrant)

Date: May 9, 2005	By:	/s/ ROBERT R. HOLIAN
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