Form 10-Q
period 2005-06-30
Aleris International, Inc.
filed 2005-08-09
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 29, 2005.

Common Stock, $0.10 par value, 30,898,130

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,498	$17,828
Accounts receivable (net of allowance of $3,523 and $3,210 at June 30, 2005 and December 31, 2004, respectively)	256,877	229,018
Inventories	243,662	262,210
Deferred income taxes	4,074	3,886
Prepaid expenses	7,932	11,536
Other current assets	18,942	21,756

Total Current Assets	576,985	546,234
Property and equipment, net	415,364	432,779
Goodwill	63,708	63,940
Restricted cash	6,173	16,007
Other assets	20,181	22,189

	$1,082,411	$1,081,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$157,984	$178,943
Accrued liabilities	82,228	88,405
Current maturities of long-term debt	7,495	61

Total Current Liabilities	247,707	267,409
Long-term debt	364,386	412,338
Deferred income taxes	12,786	11,280
Accrued pension benefits	50,252	51,173
Accrued post-retirement benefits	37,930	38,267
Other long-term liabilities	18,249	18,012
Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10;80,000,000 shares authorized; 30,896,674 issued at June 30, 2005; 30,769,423 issued at December 31, 2004	3,090	3,077
Additional paid-in capital	285,033	277,843
Deferred stock compensation	(5,528)	(3,752)
Retained earnings	69,571	21,569
Accumulated other comprehensive income (loss)	(555)	(4,220)
Treasury stock, at cost; 47,788 shares at June 30, 2005; 1,110,623 shares at December 31, 2004	(510)	(11,847)

Total Stockholders’ Equity	351,101	282,670

	$1,082,411	$1,081,149

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues	$603,607	$292,439	$1,248,588	$570,947
Cost of sales	542,086	269,578	1,114,931	526,877

Gross profit	61,521	22,861	133,657	44,070
Selling, general and administrative expense	20,227	14,717	42,769	26,648
Restructuring and merger-related charges	1,006	—	3,797	—
Interest expense	9,944	6,861	20,276	13,305
Unrealized losses (gains) on derivative financial instruments	9,482	445	13,136	(1,493)
Other (income) expense, net	(622)	41	(915)	184
Equity in net loss of affiliates	87	62	221	45

Income before provision for income taxes and minority interests	21,397	735	54,373	5,381
Provision for income taxes	2,352	387	6,180	2,295

Income before minority interests	19,045	348	48,193	3,086
Minority interests, net of provision for income taxes	131	60	191	87

Net income	$18,914	$288	$48,002	$2,999

Net earnings per common share:
Basic	$0.62	$0.02	$1.58	$0.20
Diluted	$0.60	$0.02	$1.54	$0.20
Weighted average shares outstanding:
Basic	30,732	14,814	30,303	14,658
Diluted	31,496	15,313	31,088	15,097

Note: Results of operations of the rolled product segment are included since December 9, 2004, the date of the acquisition of Commonwealth Industries, Inc.

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$48,002	$2,999
Depreciation and amortization	26,171	14,197
Benefit from deferred income taxes	(2,437)	(2,134)
Restructuring and merger-related charges:
Expenses	3,797	—
Payments	(2,571)	—
Deferred compensation expense	1,508	494
Equity in loss of affiliates	221	45
Unrealized losses (gains) on derivative financial instruments	13,136	(1,493)
Non-cash retirement charge	—	1,576
Other non-cash charges	2,488	2,965
Changes in operating assets and liabilities:
Accounts receivable	(32,264)	(22,127)
Inventories	14,503	(5,011)
Other assets	6,018	(131)
Accounts payable and accrued liabilities	(15,155)	6,058

Net cash provided (used) by operating activities	63,417	(2,562)
INVESTING ACTIVITIES
Payments for property and equipment	(21,946)	(12,563)
Proceeds from sale of property and equipment	5,806	—
Other	(231)	(1,859)

Net cash used by investing activities	(16,371)	(14,422)
FINANCING ACTIVITIES
Net (payments on) proceeds from long-term revolving credit facility	(50,798)	10,295
Proceeds from issuance of long-term debt	13,051	—
Payments on long-term debt	(1,170)	—
Decrease in restricted cash	9,834	5,929
Proceeds from exercise of stock options	10,154	—
Debt issuance costs	(625)	(510)
Other	105	622

Net cash (used) provided by financing activities	(19,449)	16,336
Effect of exchange rate differences on cash and cash equivalents	73	(178)

Net increase (decrease) in cash and cash equivalents	27,670	(826)
Cash and cash equivalents at beginning of period	17,828	14,760

Cash and cash equivalents at end of period	$45,498	$13,934

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005

(amounts in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B - INVENTORIES

The components of inventories are:

	June 30, 2005	December 31, 2004
Finished goods	$78,813	$88,328
Raw materials	86,807	89,790
Work in process	57,751	63,170
Supplies	20,291	20,922

	$243,662	$262,210

NOTE C – ACQUISITION OF COMMONWEALTH INDUSTRIES, INC.

On December 9, 2004, we completed our acquisition of Commonwealth Industries, Inc. Commonwealth is a manufacturer of common alloy aluminum sheet, selling its products to end-users for use in building and construction products, transportation equipment and automotive parts, consumer durables as well as to distributors. The results of Commonwealth’s operations have been included in our consolidated income statement for the three and six months ended June 30, 2005. The purchase price paid, totaling $183,911, has been allocated to the assets acquired and liabilities assumed based upon an estimate of their fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of the required purchase accounting adjustments will be made upon the finalization of an independent appraisal of the fair value of acquired property and equipment, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans and the final determination of the acquired federal and state net operating loss and tax credit carry forwards.

In connection with the acquisition, we announced plans to restructure and relocate our corporate headquarters and to consolidate certain duplicative general and administrative functions, including the accounting, finance, human resource and treasury functions, at both Commonwealth and Aleris. Our initial integration plans resulted in the recognition of approximately $7,796 in the preliminary allocation of the purchase price related to severance, relocation and other employee benefits to be paid to Commonwealth employees to be terminated or relocated. Of the 54 Commonwealth employees expected to be terminated, approximately 45 have left their positions as of June 30, 2005 with the remaining employees to be terminated by January 31, 2006. During the second quarter, management announced plans to restructure the rolled products segment’s customer service function resulting in the recognition of an additional $1,079 in the allocation of purchase price related to severance and relocation benefits. Approximately 15 rolled products personnel are expected to be terminated by September 30, 2006 as a result of this phase of our integration plans. As additional aspects of our integration plans, including the elimination or consolidation of other administrative functions, are finalized and communicated, additional adjustments to the preliminary purchase price allocation may be required. We expect to complete our integration efforts by December 31, 2005.

The restructuring and consolidation plans also resulted in the reduction of 47 Aleris corporate personnel for which we recorded charges totaling $10,754 during the fourth quarter of 2004. During the first six months of 2005, we recorded restructuring and merger-related charges totaling $2,161 associated with these terminations, the relocation of certain personnel to our new Beachwood, Ohio headquarters and the resignation of the former president of our aluminum recycling business. Approximately 38 former Aleris employees had left their positions as of June 30, 2005. Additionally, in the first quarter of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded an $804 non-cash impairment charge to reduce the assets to their estimated fair values at March 31, 2005. During the second quarter of 2005, we vacated a portion of our former headquarters location in Irving, Texas and have recorded charges totaling $593 related to the remaining contractual lease payments net of expected sublease income and $239 of asset impairments. These restructuring and merger-related charges are not allocated to a particular segment.

The following table shows certain severance and other employee benefits, asset write-downs and lease termination costs recognized through the preliminary purchase price allocation or included in the provision for restructuring and merger-related charges from January 1, 2005 to June 30, 2005:

	Balance at January 1, 2005	Accruals	Payments/ Utilization	Balance at June 30, 2005
Amounts recognized in the preliminary purchase price allocation:
Severance and other employee benefits	$3,707	$1,079	$(2,633)	$2,153
Included in the provision for restructuring and merger-related charges:
Severance and other employee benefits	$2,065	$2,161	$(2,571)	$1,655
Asset write-downs	—	1,043	(1,043)	—
Lease termination costs	—	593	—	593

The following unaudited pro forma financial information for the six months ended June 30, 2004 presents our combined results of operations as if the acquisition of Commonwealth had occurred on January 1, 2004. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisition of Commonwealth been made at the beginning of the period presented or the future results of the combined operations.

Six months ended June 30, 2004
Revenues	$1,082,647
Gross profit	76,546
Net loss	(8,350)
Loss per share:
Basic and diluted	$(0.30)
Weighted average shares outstanding:
Basic and diluted	27,683

NOTE D - LONG-TERM DEBT

Our long-term debt is summarized as follows:

	June 30, 2005	December 31, 2004
Amended and restated senior credit facility, expiring in December 2008	$—	$50,798
10 3/8% Senior Secured Notes, due October 6, 2010, net	207,775	208,872
9% Senior Notes, due November 15, 2014	125,000	125,000
VAW-IMCO credit facilities	19,547	8,140
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016, net	5,709	5,707
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, Due May 1, 2029, net	4,971	4,970
Other	179	212

Subtotal	371,881	412,399
Less current maturities	7,495	61

Total	$364,386	$412,338

As of June 30, 2005, no amounts were outstanding under our amended and restated $325,000 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of June 30, 2005, we estimate that our borrowing base would have supported borrowings of $249,939 after giving effect to outstanding letters of credit of $14,444. As of June 30, 2005, our total borrowing base was approximately $264,383.

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

As of June 30, 2005, we were in compliance with all applicable debt covenants.

In February 2004, our wholly-owned German subsidiary, VAW-IMCO Guss und Recycling GmbH (VAW-IMCO), paid Aleris approximately 20,000 Euros ($24,846, including interest), repaying in full VAW-IMCO’s indebtedness owed to Aleris under an intercompany note that Aleris had pledged in October 2003 as part of the collateral security for the 10 3/8% senior secured notes. The prepayment of this intercompany note, which was denominated in U.S. dollars, resulted in a recognized gain of $278 in the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the senior secured notes. This indenture permitted us to use these funds through January 2005 for acquisitions and construction of assets and properties to be used in our domestic business, which were in turn added to the collateral security for the senior secured notes. During 2004 we utilized approximately $15,702 of these restricted funds to acquire property and equipment. At December 31, 2004, approximately $9,144 remained restricted and classified as non-current restricted cash. In February 2005, we made an offer to repurchase outstanding senior secured notes in an amount of up to $5,500, the extent of the amount of the unused funds then remaining in the collateral account. This offer resulted in our repurchase of $1,170 in senior secured notes. The remaining unused funds are now free of restriction and have been used for our general corporate purposes.

NOTE E – EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$18,914	$288	$48,002	$2,999
Denominator:
Basic earnings per share-weighted-average shares	30,732	14,814	30,303	14,658
Dilutive potential common shares-stock options and non-vested shares and units	764	499	785	439

Denominator for diluted earnings per share	31,496	15,313	31,088	15,097

Net earnings per share:
Basic	$0.62	$0.02	$1.58	$0.20
Diluted	$0.60	$0.02	$1.54	$0.20

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

Our reserves for environmental remediation liabilities totaled $6,191 and $6,396 at June 30, 2005 and December 31, 2004, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet. These amounts are in addition to our asset retirement obligations associated with legal requirements related to the normal operation of our landfills and the retirement of the related assets. At June 30, 2005 and December 31, 2004, our total asset retirement obligations for our landfills were $6,266 and $5,699, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Legal proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

NOTE G – COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$18,914	$288	$48,002	$2,999
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,450)	(1,059)	(5,466)	(1,770)
Unrealized gains (losses) on derivative financial instruments:
Net change from periodic revaluations	1,037	(492)	15,322	2,115
Net amount reclassified to income	(2,561)	(1,554)	(2,293)	(2,593)
Income tax effect	904	778	(3,898)	181

Net unrealized gains (losses) on derivative financial instruments	(620)	(1,268)	9,131	(297)

Comprehensive income (loss)	$15,844	$(2,039)	$51,667	$932

See Note L- “Market Risk Management Using Financial Instruments” for further information relating to our hedging activities.

NOTE H – SEGMENT REPORTING

Description of the Types of Products and Services from which Each Reportable Segment Derives its Revenues

We have the following operating segments: rolled products, aluminum recycling, specification alloy, zinc and international.

Our rolled products segment represents the aluminum rolling operations of Commonwealth acquired in December 2004. The aluminum recycling and specification alloy operating segments have been aggregated for reporting purposes into one reporting segment for financial reporting purposes, the “aluminum recycling” segment. This segment represents all of our aluminum melting, processing, alloying, trading and salt cake recycling activities within the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition) and are delivered in the same manner (either molten or in bars), the raw materials used are very similar and the production processes and equipment used are identical. Our international segment represents all of our aluminum melting, processing, alloying and trading activities outside the United States. Our zinc segment represents all of our zinc melting, processing and trading activities.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in Note A—“Basis of Presentation and Summary of Significant Accounting Policies” of our Form 10-K for the year ended December 31, 2004. We evaluate performance based on operating income or loss. Provisions for income taxes, restructuring and merger-related charges, interest, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs, are not allocated to the reportable segments. Additionally, beginning in the quarter ended March 31, 2005, management no longer includes unrealized gains and losses on derivative financial instruments or asset write-downs within their determination of segment profit and loss. The 2004 segment income has been adjusted to reflect this presentation. Intersegment sales and transfers are recorded at market value; net profits on intersegment sales and transfers were immaterial for the periods presented. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and liabilities and assets located at our headquarters office are not allocated to the reportable segments.

Factors Management Used to Identify Our Reportable Segments

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	June 30, 2005	December 31, 2004
Assets:
Rolled products	$486,731	$490,932
Aluminum recycling	244,437	248,673
International	216,626	214,437
Zinc	106,415	108,922
Other unallocated assets	28,202	18,185

Total assets	$1,082,411	$1,081,149

The following table shows our revenues and income for the three and six month periods ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Rolled products	$322,063	$—	$672,309	$—
Aluminum recycling	129,865	143,931	274,440	281,610
International	101,001	92,594	203,619	183,267
Zinc	59,938	55,914	114,919	106,070
Intersegment revenues	(9,260)	—	(16,699)	—

Total revenues	$603,607	$292,439	$1,248,588	$570,947

Segment income:
Rolled products	$38,265	$—	$87,804	$—
Aluminum recycling	8,765	9,267	12,966	15,887
International	3,201	5,431	7,681	10,444
Zinc	4,804	2,884	10,092	6,777

Total segment income	$55,035	$17,582	$118,543	$33,108

Unallocated amounts:
General and administrative expenses	$(13,949)	$(9,534)	$(27,996)	$(15,893)
Restructuring and merger-related charges	(1,006)	—	(3,797)	—
Interest expense	(9,944)	(6,861)	(20,276)	(13,305)
Unrealized (losses) gains from derivative financial instruments	(9,482)	(445)	(13,136)	1,493
Interest and other income, net	743	(7)	1,035	(22)

Earnings before provision for income taxes and minority interests	$21,397	$735	$54,373	$5,381

NOTE I – STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. For grants of non-vested shares and units, compensation expense is determined based upon the fair value of the underlying stock at the date of grant and recognized over the vesting period. We have adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Our net income and earnings per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$18,914	$288	$48,002	$2,999
Add: stock-based compensation expense included in reported net income, net of tax	689	1,118	1,346	1,284
Less: compensation cost determined under the fair value method, net of tax	(1,253)	(1,281)	(2,485)	(1,615)

Pro forma net income	$18,350	$125	$46,863	$2,668

Basic earnings per share:
As reported	$0.62	$0.02	$1.58	$0.20
Pro forma	0.60	0.01	1.55	0.18
Diluted earnings per share:
As reported	$0.60	$0.02	$1.54	$0.20
Pro forma	0.58	0.01	1.51	0.18

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payments,” that, upon implementation, will impact our net income and earnings per share, and change the classification of certain elements of the statement of cash flows. The provisions of SFAS 123(R) are similar to those of SFAS 123; however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

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

NOTE J – INCOME TAXES

Our effective tax rate was 9.8% and 52.5% for the three months ended June 30, 2005 and 2004, respectively, and 10.8% and 42.6% for the six months ended June 30, 2005 and 2004, respectively. The effective rates for the three and six months ended June 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets. The income tax expense for the three and six months ended June 30, 2005 represents foreign, state and local taxes partially offset by the reversal of a portion of the valuation allowance in the U.S.

At June 30, 2005 and December 31, 2004, we had valuation allowances totaling approximately $35,078 and $48,604, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to our potential inability to utilize U.S. federal and state net operating loss and tax credit carry forwards and certain foreign net operating loss carry forwards. Although we generated income before income taxes and minority interests during the three and six months ended June 30, 2005, we intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

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

Components of the net periodic benefit expense for the three and six months ended June 30, 2005 and 2004 are as follows:

	U.S. Pension Benefits		European Pension Benefits
	Three months ended June 30, 2005	Six months ended June 30, 2005	Three months ended June 30,		Six months ended June 30,
			2005	2004	2005	2004
Service cost	$694	$1,507	$145	$121	$296	$242
Interest cost	1,712	3,400	242	210	494	420
Amortization of net loss	—	—	62	36	126	72
Expected return on plan assets	(1,808)	(3,608)	(3)	—	(6)	—

Net periodic benefit cost	$598	$1,299	$446	$367	$910	$734

Other Postretirement Benefit Plans

As a result of the acquisition of Commonwealth, we acquired a health care and life insurance benefit plan covering certain employees hired by Commonwealth on or before September 1, 1998. We accrue the cost of postretirement benefits within the covered employees’ active service periods. The components of net postretirement benefit expense for the three and six months ended June 30, 2005 are as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Service cost	$100	$200
Interest cost	563	1,125

Net periodic benefit cost	$663	$1,325

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

We are exposed to losses in the event of non-performance by the counter-parties to the financial hedge agreements and futures contracts referred to above; however, we do not currently anticipate any non-performance by counter-parties. The counter-parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. We do not require collateral to support broker transactions.

Gains and losses related to certain of these derivative financial instruments accumulate on our balance sheet (in other comprehensive income (loss)) until the maturity of the respective hedging agreements. Unrealized net gains included in other comprehensive income totaled $11,210 ($6,883 net of tax) at June 30, 2005. Certain other derivative financial instruments do not meet the “effectiveness” tests of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, as a result, deferral of unrealized gains and losses is not permitted. Rather, unrealized gains and losses are included in the current periods’ consolidated operating results. Unrealized (losses) and gains included in operating results totaled $(9,482) and $(445) for the three months ended June 30, 2005 and 2004, respectively, and $(13,136) and $1,493 for the six months ended June 30, 2005 and 2004, respectively. These unrealized gains and losses are not included in management’s determination of segment profit and loss. Upon settlement, gains and losses realized related to all derivative financial instruments are recognized in the respective segment’s cost of sales. Cost of sales was reduced by $1,482 and $2,816 during the three months ended June 30, 2005 and 2004, respectively, and by $6,881 and $3,597 during the six months ended June 30, 2005 and 2004, respectively, as a result of such realized gains. The fair value gains and losses related to open derivative financial instruments are classified as other current assets and liabilities, respectively, in the consolidated balance sheet and total $16,303 and $311, respectively, as of June 30, 2005. As of June 30, 2005, over the next six months, we estimate that we will recognize in earnings deferred gains from the settlement of our hedging instruments of $4,389 for natural gas, aluminum and zinc. Actual amounts realized will inevitably differ from our estimates. In addition, our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

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

As of June 30, 2005, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 80% and 45% of our expected 2005 and 2006 natural gas needs, respectively. As of June 30, 2005, the fair value gain of these contracts totaled $16,836, of which $10,646 ($6,532 net of tax) is deferred within other comprehensive income. Natural gas hedging activities decreased cost of goods sold by $1,962 and $838 during the three months ended June 30, 2005 and 2004, respectively, and by $3,160 and $1,491 for the six months ended June 30, 2005 and 2004, respectively.

Aluminum Hedging

The aluminum recycling segment enters into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by its salt cake processing facility in Morgantown, Kentucky and a portion of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. The aluminum recycling segment also enters into forward purchase contracts to fix the purchase price of future aluminum purchases. As of June 30, 2005, the fair value deferred gain associated with the aluminum recycling segment’s open futures and forward contracts totaled $114 ($71 net of tax).

Our aluminum recycling segment’s income increased (decreased) by $112 and $406 during the three months ended June 30, 2005 and 2004, respectively, and by $(828) and $773 during the six months ended June 30, 2005 and 2004, respectively, for settled metal hedging contracts.

The rolled products segment enters into futures contracts to manage exposure to price risk related to aluminum purchases. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. Unlike the derivative financial instruments entered into by the aluminum recycling segment, these contracts do not meet the requirements set forth in SFAS 133, as amended, for deferral of unrealized gains and losses. Accordingly, the derivative instruments were marked-to-market and the unrealized gains and losses during the three and six months ended June 30, 2005, totaling net losses of $9,760 and $13,153, respectively, were recorded in the consolidated statement of income rather than being deferred in other comprehensive income.

As of June 30, 2005, the rolled products segment held open aluminum futures contracts with a fair value loss of $2,802. In addition, our rolled products segment’s income (decreased) increased by $(1,396) and $4,097 for settled metal hedging contracts during the three and six months ended June 30, 2005, respectively.

Much of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to more risk to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into London Metal Exchange (LME) high-grade and alloy aluminum forward sales and purchase contracts. The functional currency of VAW-IMCO is the Euro; however, certain of the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. Unrealized gains (losses) related to VAW-IMCO’s metal hedges totaled $234 and $(445) during the three months ended June 30, 2005 and 2004, respectively, and $(457) and $1,493 during the six months ended June 30, 2005 and 2004, respectively. Realized gains on settled metal hedging contracts increased the international segment’s income by $316 and $1,265 for the three months ended June 30, 2005 and 2004, respectively, and by $922 and $1,007 for the six months ended June 30, 2005 and 2004, respectively.

As of June 30, 2005, VAW-IMCO had forward purchase contracts and forward sales contracts having a net fair value of $1,350.

None of our other international locations engage in commodity hedging, as their processing activities consist mainly of tolling.

Zinc Hedging

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. At June 30, 2005, the fair value deferred gain associated with future sales contracts totaled $257 ($160 net of tax).

In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At June 30, 2005, the fair value deferred gain associated with these purchase contracts totaled $193 ($120 net of tax).

Realized gains (losses) on settled zinc metal hedging contracts increased (decreased) the segment’s income by $488 and $307 for the three months ended June 30, 2005 and 2004, respectively, and by $(469) and $327 for the six months ended June 30, 2005 and 2004, respectively.

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

NOTE N – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries (Guarantor Subsidiaries) are guarantors of the indebtedness of the Company under its 10 3/8% senior secured notes and 9% senior notes. See Note D - “Long-Term Debt.” For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior secured notes and senior notes (Non-guarantor Subsidiaries).

Condensed consolidating financial information for the Company, the Guarantor subsidiaries, and the Non-guarantor subsidiaries is as follows:

	As of June 30, 2005
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$29,437	$4,600	$11,461	$—	$45,498
Accounts receivable, net	10,221	197,795	50,056	(1,195)	256,877
Inventories	4,007	201,010	38,645	—	243,662
Deferred income taxes	—	353	3,721	—	4,074
Prepaid assets	2,844	3,377	1,711	—	7,932
Other current assets	3,547	13,463	1,932	—	18,942

Total Current Assets	50,056	420,598	107,526	(1,195)	576,985
Property and equipment, net	38,290	283,700	95,231	(1,857)	415,364
Goodwill	4,160	49,131	10,417	—	63,708
Restricted cash	2,027	4,146	—	—	6,173
Other assets	18,559	944	678	—	20,181
Investments in subsidiaries/intercompany receivable (payable), net	624,221	(107,013)	(24,333)	(492,875)	—

	$737,313	$651,506	$189,519	$(495,927)	$1,082,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,718	$112,126	$31,335	$(1,195)	$157,984
Accrued liabilities	12,073	51,802	18,353	—	82,228
Current maturities of long-term debt	—	46	7,449	—	7,495

Total Current Liabilities	27,791	163,974	57,137	(1,195)	247,707
Long-term debt	352,155	127	12,104	—	364,386
Deferred income taxes	—	—	12,786	—	12,786
Accrued pension benefits	—	34,326	15,926	—	50,252
Accrued post-retirement benefits	—	37,930	—	—	37,930
Other long-term liabilities	6,266	8,041	3,943	(1)	18,249
Total Stockholders’ Equity	351,101	407,108	87,623	(494,731)	351,101

	$737,313	$651,506	$189,519	$(495,927)	$1,082,411

	As of December 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$2,061	$46	$15,721	$—	$17,828
Accounts receivable, net	7,130	180,218	42,458	(788)	229,018
Inventories	4,106	219,533	38,571	—	262,210
Deferred income taxes	—	3,031	3,598	(2,743)	3,886
Prepaids	2,274	7,810	1,452	—	11,536
Other current assets	2,324	16,884	2,548	—	21,756

Total Current Assets	17,895	427,522	104,348	(3,531)	546,234
Property and equipment, net	37,281	301,361	95,994	(1,857)	432,779
Goodwill	4,160	49,131	10,649	—	63,940
Restricted cash	11,862	4,145	—	—	16,007
Other assets	19,664	1,790	735	—	22,189
Deferred income taxes	6,785	—	—	(6,785)	—
Investments in subsidiaries/ intercompany receivable (payable), net	626,984	(193,352)	(24,107)	(409,525)	—

	$724,631	$590,597	$187,619	$(421,698)	$1,081,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,603	$120,774	$40,355	$(789)	$178,943
Accrued liabilities	13,612	57,179	17,614	—	88,405
Current maturities of long-term debt	—	57	4	—	61

Total Current Liabilities	32,215	178,010	57,973	(789)	267,409
Long-term debt	404,048	147	8,143	—	412,338
Deferred income taxes	—	9,777	11,031	(9,528)	11,280
Accrued pension benefits	—	34,103	17,070	—	51,173
Accrued post-retirement benefits	—	38,267	—	—	38,267
Other long-term liabilities	5,698	8,281	4,033	—	18,012
Stockholders’ Equity	282,670	322,012	89,369	(411,381)	282,670

	$724,631	$590,597	$187,619	$(421,698)	$1,081,149

	Three months ended June 30, 2005
	Aleris International, Inc	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$29,277	$482,669	$105,573	$(13,912)	$603,607
Cost of sales	26,497	430,108	99,393	(13,912)	542,086

Gross profit	2,780	52,561	6,180	—	61,521
Selling, general and administrative expense	3,282	14,706	2,239	—	20,227
Restructuring and merger-related charges	—	1006	—	—	1,006
Interest expense	9,726	74	181	(37)	9,944
Unrealized losses (gains) on derivative financial instruments	(43)	9,760	(235)	—	9,482
Other (income) expense, net	(585)	287	(361)	37	(622)
Equity in net earnings of affiliates	(27,192)	87	—	27,192	87

Income before provision for income taxes and minority interests	17,592	26,641	4,356	(27,192)	21,397
Provision for (benefit from) income taxes	(1,322)	2,120	1,554	—	2,352

Income before minority interests	18,914	24,521	2,802	(27,192)	19,045
Minority interests, net of provision for income taxes	—	—	131	—	131

Net income	$18,914	$24,521	$2,671	$(27,192)	$18,914

	Three months ended June 30, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$24,067	$181,817	$98,236	$(11,681)	$292,439
Cost of sales	21,638	170,134	89,487	(11,681)	269,578

Gross profit	2,429	11,683	8,749	—	22,861
Selling, general and administrative expense	447	11,332	2,938	—	14,717
Interest expense	6,844	1,572	43	(1,598)	6,861
Unrealized losses (gains) on derivative financial instruments	—	—	445	—	445
Other (income) expense, net	(586)	(972)	1	1,598	41
Equity in net earnings of affiliates	(3,282)	62	—	3,282	62

Income (loss) before provision for income taxes and minority interests	(994)	(311)	5,322	(3,282)	735
(Benefit) provision for income taxes	(1,282)	(165)	1,834	—	387

Income (loss) before minority interests	288	(146)	3,488	(3,282)	348
Minority interests, net of provision for income taxes	—	—	60	—	60

Net income (loss)	$288	$(146)	$3,428	$(3,282)	$288

	Six months ended June 30, 2005
	Aleris International, Inc	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$57,879	$1,006,653	$212,950	$(28,894)	$1,248,588
Cost of sales	53,734	891,599	198,492	(28,894)	1,114,931

Gross profit	4,145	115,054	14,458	—	133,657
Selling, general and administrative expense	5,620	31,474	5,675	—	42,769
Restructuring and merger-related charges	40	3,757	—	—	3,797
Interest expense	19,931	157	260	(72)	20,276
Unrealized losses (gains) on derivative financial instruments	(43)	12,722	457	—	13,136
Other (income) expense, net	(1,117)	509	(379)	72	(915)
Equity in net earnings of affiliates	(66,966)	221	—	66,966	221

Income before provision for income taxes and minority interests	46,680	66,214	8,445	(66,966)	54,373
(Benefit) provision for income taxes	(1,322)	4,476	3,026	—	6,180

Income before minority interests	48,002	61,738	5,419	(66,966)	48,193
Minority interests, net of provision for income taxes	—	—	191	—	191

Net income	$48,002	$61,738	$5,228	$(66,966)	$48,002

	Six months ended June 30, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$51,773	$349,712	$193,111	$(23,649)	$570,947
Cost of sales	46,722	328,387	175,417	(23,649)	526,877

Gross profit	5,051	21,325	17,694	—	44,070
Selling, general and administrative expense	921	19,200	6,527	—	26,648
Interest expense	13,180	3,232	339	(3,446)	13,305
Unrealized losses (gains) on derivative financial instruments	—	—	(1,493)	—	(1,493)
Other (income) expense, net	(980)	(1,918)	(335)	3,417	184
Equity in net earnings of affiliates	(8,417)	45	—	8,417	45

Income before provision for income taxes and minority interests	347	766	12,656	(8,388)	5,381
(Benefit) provision for income taxes	(2,652)	329	4,618	—	2,295

Income before minority interests	2,999	437	8,038	(8,388)	3,086
Minority interests, net of provision for income taxes	—	—	87	—	87

Net income	$2,999	$437	$7,951	$(8,388)	$2,999

	Six months ended June 30, 2005
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$(17,335)	$88,749	$(7,997)	$—	$63,417

Investing Activities
Payments for property and equipment	(3,705)	(8,556)	(9,685)	—	(21,946)
Proceeds from sale of property and equipment	—	5,806	—	—	5,806
Other	440	(627)	(44)	—	(231)

Net cash provided (used) by investing activities	(3,265)	(3,377)	(9,729)	—	(16,371)

Financing Activities
Net payments of long-term revolving credit facility	(50,798)	—	—	—	(50,798)
Proceeds from issuance of long-term debt	—	—	13,051	—	13,051
Payments on long-term debt	(1,170)	—	—	—	(1,170)
Decrease in restricted cash	9,834	—	—	—	9,834
Proceeds from exercise of stock options	10,154	—	—	—	10,154
Debt issuance costs	(625)	—	—	—	(625)
Net transfers with subsidiaries	80,419	(81,091)	672	—	—
Other	162	273	(330)		105

Net cash provided (used) by financing activities	47,976	(80,818)	13,393	—	(19,449)

Effects of exchange rate changes on cash	—	—	73	—	73
Net increase in cash and cash equivalents	27,376	4,554	(4,260)	—	27,670
Cash and cash equivalents at beginning of period	2,061	46	15,721	—	17,828

Cash and cash equivalents at end of period	$29,437	$4,600	$11,461	$—	$45,498

	Six months ended June 30, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$(7,273)	$(3,130)	$7,812	$29	$(2,562)

Investing Activities
Payments for property and equipment	(1,170)	(6,196)	(5,197)	—	(12,563)
Other	(1,935)	(1,611)	1,687	—	(1,859)

Net cash provided (used) by investing activities	(3,105)	(7,807)	(3,510)	—	(14,422)

Financing Activities
Net proceeds from long-term revolving credit facility	10,295	—	—	—	10,295
Change in restricted cash	(18,918)	—	24,847	—	5,929
Debt issuance costs	(510)	—	—	—	(510)
Payment of VAM-IMCO promissory note	24,847	—	(24,847)	—	—
Net transfers with subsidiaries	(6,355)	10,696	(4,312)	(29)	—
Other	841	153	(372)	—	622

Net cash provided (used) by financing activities	10,200	10,849	(4,684)	(29)	16,336

Effects of exchange rate changes on cash	—	—	(178)	—	(178)
Net increase (decrease) in cash and cash equivalents	(178)	(88)	(560)	—	(826)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$325	$46	$13,563	$—	$13,934

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and pounds in thousands, except per share and per pound data)

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

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	our success in (and the costs of) integrating Commonwealth into Aleris;

•	our ability to successfully implement our business strategy;

•	the rate of automobile production and a continuation of the increasing use of aluminum in automobiles in North America and Europe;

•	the cyclical nature of the metals industry, our end-use segments and our customers’ industries;

•	the ability to retain the services of certain members of our management;

•	our ability to continue to generate positive operating results;

•	competition for and the increase in our costs for scrap metal and the affect on our sales margins;

•	our ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	our ability to effectively manage our exposure to commodity price fluctuations;

•	the loss of order volumes from any of our largest customers;

•	our substantial leverage and debt service obligations;

•	unexpected higher costs related to our pension and postretirement health benefit plans;

•	covenant restrictions under our indebtedness;

•	our ability to obtain additional financing on acceptable terms when necessary;

•	changes in the pricing of metals;

•	availability of aluminum and zinc scrap at advantageous prices;

•	changes in energy prices, raw materials costs and fuel costs;

•	competitor pricing activity and the general impact of competition;

•	inflation;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements;

•	the effect of current and future environmental and governmental regulations;

•	risks of investing in and conducting operations in foreign countries, including political, social, economic, currency and regulatory factors;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	future levels of capacity utilization at our plants;

•	changes in and customer acceptance of new processes and technologies;

•	the impact terrorist activities may have on the economy and our businesses in general; and

•	the state of international, national, regional and local economies.

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

OVERVIEW

We are a global leader in aluminum recycling and the production of specification alloys and a major North American manufacturer of common alloy aluminum sheet. We are also a leading manufacturer of value-added zinc products that include zinc oxide, zinc dust and zinc metal. Our December 2004 acquisition of Commonwealth Industries, Inc. created a vertically integrated aluminum recycler and sheet manufacturer having 28 production facilities worldwide.

We evaluate and review our results of operations based on four reportable business segments: rolled products, aluminum recycling, international and zinc. Segment operating profit performance includes segment-specific selling, general and administrative expenses, but excludes corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and merger-related charges, interest expense, interest and other income and provisions for income taxes. Comparable segment financial information for the three and six months ended June 30, 2004 contained in this report has been revised to reflect these corporate and segment income and cost allocations.

Operating results for the three and six months ended June 30, 2005 as compared to the prior year periods reflect the dramatic impact of the acquisition of Commonwealth, which represents our rolled products segment. The rolled products segment accounted for approximately 53% and 54% of our consolidated revenues and approximately 70% and 74% of our total segment income for the three and six months ended June 30, 2005, respectively. Second quarter 2005 revenues from our aluminum recycling segment decreased approximately 10% from 2004’s second quarter primarily as a result of an increase in the input pounds processed under tolling agreements and reduced demand from product sales to the automotive industry while segment income decreased in both the quarter and year to date periods primarily due to increased energy costs. Our zinc segment benefited from 24% higher average zinc prices on the London Metal Exchange (LME) during the second quarter of 2005 as compared to the second quarter of 2004, which more than offset a 11% reduction in pounds processed. Our international segment’s revenues increased over the prior year as a result of increased demand and a 5% increase in the value of the Euro; however, increasing scrap aluminum prices in Germany reduced segment income in both the three and six month periods in 2005.

Total consolidated revenues and gross profit for the six months ended June 30, 2005 exceeded pro forma combined revenues and gross profit for Aleris for 2004’s first six months by 15% and 75%, respectively, after giving effect to the Commonwealth acquisition and related transactions as if they had occurred on January 1, 2004. The significant improvement in the pro forma operating results reflects the benefits of higher conversion margins per pound in the rolled products segment.

During the second quarter we continued to implement the restructuring and consolidation plans we had previously announced, recording additional restructuring charges totaling $1,006 related primarily to remaining contractual lease payments net of expected sublease income for a portion of our former headquarters in Irving, Texas which was vacated during the quarter. We also recognized an additional $1,079 in the allocation of purchase price related to severance and relocation benefits to be paid to affected rolled products personnel as a result of our plan to restructure and consolidate that segment’s customer service function. As additional aspects of our integration plans are finalized and communicated, additional adjustments to the preliminary purchase price may be required. We expect to complete our integration efforts by December 31, 2005.

Our improved operating results led to the generation of $63,417 of cash flow from operating activities, allowing us to pay down the $50,798 of borrowings on our revolving credit facility outstanding as of December 31, 2004 and leaving us with $45,498 of cash and cash equivalents as of June 30, 2005.

Interest expense for the first six months of 2005 increased approximately 52% over interest expense incurred in the first half of 2004 due to the impact of the merger. Interest expense during the three months ended June 30, 2005 was 45% higher than the 2004’s second quarter due to the impact of the merger, which was partially offset by the repayment of amounts borrowed on our revolving credit facility from our cash flows from operations. Our ability to further reduce interest expense is limited due to the fact that the instruments governing the terms of approximately 90% of our current outstanding indebtedness are not redeemable until 2006 or later and contain restrictive features regarding prepayment, including prepayment premiums and penalties.

The primary aluminum pricing market continues to experience price volatility. We attempt to manage that volatility by entering into derivative financial instruments. However, the aluminum hedges in our rolled products and international segments do not qualify for deferred treatment of unrealized gains and losses under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which may result in greater volatility in our results of operations for future quarters. However, such volatility does not impact the economic substance of our hedging strategy, which is intended to insulate material margins from subsequent changes in metal prices. During the second quarter of 2005, we recorded unrealized losses of $9,482 as the LME price of aluminum decreased from March 31, 2005. As these derivative instruments are settled in subsequent periods, the related unrealized losses will be reversed and, presuming no further change in LME prices, realized losses will be recorded within cost of sales, resulting in no additional income statement impact. Further, these losses will be offset by the lower metal purchase prices.

Our income tax expense for the first six months of 2005 represents an effective income tax rate of 10.8%, the rate we currently anticipate using for all of fiscal 2005. This rate is less than the federal statutory rate of 35% due to the expected reduction in previously recorded valuation allowances established against U.S. deferred tax assets.

We continue to pay close attention to various trends and uncertainties that concern our business. Positive trends in recent periods have been the increase in average selling price per pound of rolled aluminum products shipped, and the increased material margins for those products. Lower volumes of rolled products shipped during the second quarter of 2005 were largely the result of customer inventory reductions that have continued into the third quarter. Negatively affecting our consolidated revenues during the second quarter of 2005 was a reduction in demand from our automotive industry customers for our aluminum recycling and zinc segments’ products. Higher domestic natural gas costs and increased costs of scrap metal materials in Europe have also negatively affected our gross profits in 2005. We expect many of these trends to continue for the short term. However, the present uncertainties concerning the future demand for manufacturing, strength of the housing market and volume of automobile production make it difficult for us to accurately forecast our future results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

TOTAL COMPANY ANALYSIS

The following table presents key financial and operating data on a consolidated basis for the three and six months ended June 30, 2005 and 2004 as well as pro forma operating results for the three and six months ended June 30, 2004:

	Actual Results				Pro Forma Results
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,	Six months ended June 30,
	2005	2004	2005	2004	2004	2004
Revenues	$603,607	$292,439	$1,248,588	$570,947	$558,650	$1,082,647
Net income (loss)	18,914	288	48,002	2,999	(19,313)	(8,350)
Earnings (loss) per diluted share	$0.60	$0.02	$1.54	$0.20	$(0.69)	$(0.30)
Total recycling pounds of metal processed	837,882	840,059	1,669,948	1,669,923	840,059	1,669,923
Rolled products pounds shipped	238,481	—	497,652	—	247,874	494,903

Revenues and Production

Consolidated revenues in the second quarter of 2005 were $311,168, or 106%, higher than the second quarter of 2004 while year to date revenues were $677,641, or 119%, higher than the first six months of 2004. The increases resulted from the inclusion of the rolled products segment’s results in our consolidated totals during 2005. Revenues from the rolled products segment, which is comprised of the historical Commonwealth operations, totaled $322,063 and $672,309 in the second quarter and first six months of 2005, respectively. In addition, our international segment’s revenue increased $8,407 and $20,352 during the second quarter and first six months of 2005, respectively, compared to the prior year periods. Our German subsidiary, VAW-IMCO, accounted for $4,935 and $13,782 of these respective increases. Driving the increased revenues from VAW-IMCO were volume increases of 4% and 2% in the three and six month periods, respectively, as well as a 5% increase in the value of the Euro. The aluminum recycling segment’s revenues decreased $14,066 and $7,170 during the second quarter and first six months of 2005, respectively, compared to the comparable periods of the prior year. These decreases resulted from a higher percentage of input pounds being processed pursuant to tolling agreements and lower product sales to customers in the automotive industry. Our zinc segment’s revenues increased $4,024 compared to the second quarter of 2004 and increased $8,849 compared to the first half of 2004 as increased selling prices per pound resulting from higher LME zinc prices offset volume reductions. Intersegment revenues from the recycling segment to the rolled products segment totaled $9,260 and $16,699 for the three and six months ended June 30, 2005.

On a pro forma basis, assuming that Aleris and Commonwealth had been operating together on a consolidated basis since January 1, 2004, our revenues would have increased by $44,957 for the second quarter and $165,941 for the year to date period. Rolled products pro forma revenues increased $48,429 and $146,421 during the second quarter and first six months of 2005, respectively. These increases resulted from increases in average selling prices per pound of 22% and 27% during the second quarter and first six months of 2005, respectively.

Cost of Sales

Cost of sales in the second quarter of 2005 increased $272,508, or 101%, compared to the second quarter of 2004 while year to date cost of sales increased $588,054, or 112%, from the prior year. As a percentage of sales, cost of sales decreased from 92% in the second quarter and first half of 2004 to 90% and 89% in the second quarter and first half of 2005, respectively. The increased cost of sales as well as its decreased percentage of sales was due to the inclusion of the operations of the rolled products segment in 2005. The rolled products segment added $281,261 and $579,388 of cost of sales to our consolidated results in the second quarter and first half of 2005, respectively; however, as a percentage of sales, rolled products cost of sales were 87% and 86%, respectively. Negatively impacting cost of sales of the rolled products segment in the second quarter and first half of 2005 were $1,138 and $6,695, respectively, of non-cash costs associated with the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges. Cost of sales from the remaining segments increased from 92% of revenues to 93% of revenues, due to domestic natural gas price increases which increased cost of sales by approximately $1,600 and $3,500 over the prior year’s second quarter and first six months, respectively, and higher scrap metal purchase prices at our German operations.

On a pro forma basis, cost of sales as a percentage of revenues decreased from 95% and 93% in the second quarter and first half of 2004, respectively, to 90% and 89% for the 2005 periods due to new rolled products’ customer agreements beginning in January 2005 which resulted in selling prices per pound increasing at a faster rate than the purchase price of both prime and scrap aluminum. Higher energy and freight costs as well as the non-cash costs associated with the write-up of inventory to fair value and purchase accounting adjustments related to natural gas hedges negatively impacted 2005 cost of sales by approximately $5,031 and $15,745 during the three and six months ended June 30, 2005 as compared to the comparable pro forma periods of 2004. Pro forma cost of sales for the three and six months ended June 30, 2004 includes approximately $2,200 of inventory impairment charges recorded by Commonwealth related to the closure of its tube enterprises.

Gross Profit

Gross profit in the second quarter of 2005 increased $38,660, or 169%, compared to the second quarter of 2004 while year to date gross profit increased $89,587, or 203%, from the prior year driven by the inclusion of the rolled products segment partially offset by reductions in the gross profit of our international and aluminum recycling segments. On a pro forma basis, gross profit for the three and six months ended June 30, 2005 increased approximately $25,990 and $57,111, respectively, from the comparable periods in 2004 driven by the higher selling prices experienced by the rolled products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $5,510, or 37%, in the second quarter of 2005 compared to the second quarter of 2004 while year to date SG&A expenses increased $16,121, or 60%, from the prior year. As a percentage of revenues, SG&A decreased from 5.0% and 4.7% in the second quarter and first half of 2004, respectively, to 3.3% and 3.4%, respectively, during the comparable 2005 periods. The decrease in SG&A as a percentage of revenues is due to the increased revenues resulting from the acquisition of Commonwealth and the elimination of duplicative general and administrative positions at both Aleris and Commonwealth as part of our restructuring and integration plans. In addition, 2004 second quarter SG&A expenses included $3,665 of compensation expense related to the departure of our former chief executive officer. SG&A expenses decreased $2,315 from the first quarter of 2005 to the second quarter of 2005 as a result of our restructuring and integration plans continuing to generate additional cost savings.

On a pro forma basis, SG&A decreased by $5,144 in the second quarter of 2005 as compared to the second quarter of 2004 and by $4,790 in the first half of 2005 as compared to 2004. As a percentage of revenues, pro forma SG&A decreased from 4.5% and 4.4% in the second quarter and first half of 2004 to 3.3% and 3.4% for the comparable periods of 2005. The decrease in both SG&A expenses and their percentage of revenues resulted from the additional expenses associated with the departure of our former chief executive officer in 2004 as well as the impact of the elimination of duplicative positions as part of our restructuring and integration plans.

Restructuring and Merger-Related Charges

Restructuring charges recorded in the second quarter of 2005 include $832 of lease termination costs and asset impairments resulting from the closure of a portion of our former headquarters in Irving, Texas. In addition, we incurred $174 of employee relocation benefits related to our previously announced restructuring and integration plans resulting from the acquisition of Commonwealth. During the first quarter of 2005, we incurred additional severance, relocation and employee benefits totaling $1,396, a charge of $591 related to the resignation of the former president of our aluminum recycling business and an $804 asset impairment charge related to idled equipment at our Wendover, Utah recycling facility. See Note C – “Acquisition of Commonwealth Industries, Inc.” of the Notes to Consolidated Financial Statements. Restructuring costs included in the pro forma three and six months ended June 30, 2004 included approximately $12,943 and $13,300, respectively, related to the closure of Commonwealth’s tube enterprises during the second quarter of 2004 and other restructuring initiatives as well as costs associated with the merger.

Interest Expense

Interest expense in the second quarter of 2005 increased $3,083, or 45%, from the second quarter of 2004 and by $6,971, or 52% in the first six months of 2005 as compared to the prior year period. The increase resulted from higher levels of debt outstanding as a result of the acquisition of Commonwealth. In November 2004 we issued $125,000 of 9% senior notes and amended and expanded our borrowing capacity under our revolving credit facility. Interest expense related to the 9% senior notes totaled approximately $2,800 and $5,600 during the second quarter and first six months of 2005, respectively, accounting for the majority of the increase in interest expense from 2004. On a pro forma basis, interest expense decreased by $1,419 and $1,986 during the second quarter and first half of 2005 as compared to the similar periods of the prior year.

Unrealized Losses (Gains) on Derivative Financial Instruments

Unrealized gains and losses on derivative financial instruments represent the mark-to-market adjustments recorded through the income statement for those derivative instruments that do not meet the effectiveness tests required under SFAS 133. For derivative instruments that are deemed effective under SFAS No. 133, unrealized gains are recorded in other comprehensive income in our consolidated balance sheet. Upon settlement of such contracts, all previously recognized gains and losses are reversed and gains and losses on settlement are recorded in cost of sales. During the three and six months ended June 30, 2005, we recorded unrealized losses totaling $9,482 and $13,136, respectively. These losses resulted from the reversal of previously recorded unrealized gains for contracts which settled during the first half of 2005, as well as decreases in the fair value of open contracts during the period. During the second quarter of 2004, we recorded unrealized losses of $445; we recorded unrealized gains of $1,493 during the first half of 2004.

Income Taxes

Income tax expense was $2,352 and $6,180 in the second quarter and first six months of 2005, respectively compared to $387 and $2,295 in the comparable periods of 2004. The effective tax rates for the three and six months ended June 30, 2005 were approximately 9.8% and 10.8%, respectively, and differed from the statutory rate of 35% due to the expected reversal of tax valuation allowances related to U.S. federal deferred tax assets.

As of June 30, 2005, we have determined that, based on cumulative and anticipated amounts of domestic and foreign earnings and our anticipated taxable income, as a result of the reversal of future taxable temporary differences, that it is uncertain whether we will be able to recognize certain of our remaining deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we intend to maintain the tax valuation allowance recorded at June 30, 2005, totaling approximately $35,078, for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support their reversal. Any reversal of the valuation allowance will result in lower income tax expense than would otherwise be determinable based upon pre-tax earnings at the federal statutory rate.

Net Income

As a result of the factors discussed above, net income increased to $18,914 and $48,002 in the second quarter and first half of 2005, respectively, compared to $288 and $2,999 in the comparable periods of 2004.

SEGMENT ANALYSIS

The following discussion of the results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 presents consolidated information used by management to evaluate the performance of each business segment.

Rolled Products

The following table presents key operating and financial data for the rolled products segment. Data for 2004 is presented on a pro forma basis, reflecting the operations of Commonwealth (excluding that of its discontinued Alflex subsidiary) for the three and six months ended June 30, 2004 adjusted to give effect to the merger as if it had occurred on January 1, 2004:

	Three months ended June 30,			Six months ended June 30,
	Actual 2005	Pro forma 2004	% change	Actual 2005	Pro forma 2004	% change
Pounds shipped	238,481	247,874	(4)%	497,652	494,903	1%
Revenues	$322,063	$273,634	18%	$672,309	$525,888	28%
Segment income	$38,265	$13,187	190%	$87,804	31,407	180%

Rolled products revenues for the three months ended June 30, 2005 increased $48,429 as compared to the pro forma revenues for the three months ended June 30, 2004 while year to date revenues increased $146,421 over the pro forma 2004 period. The increase in revenues during the second quarter resulted from a 22% increase in the average selling price per pound shipped and more than offset a 4% decrease in pounds shipped. The price increase per pound was driven, in part, by the increased price of primary aluminum as evidenced by a 5% year-over-year increase in the average price of P1020 aluminum as well as by increased conversion margins as new customer agreements went into effect in January 2005. The decrease in second quarter volume was, as anticipated, the result of customers in certain markets reducing inventories purchased during the prior six months. The increase in year to date revenues resulted from a 27% increase in selling prices per pound, which reflects a 11% increase in the average P1020 price of primary aluminum as well as higher conversion margins.

Segment income for the three months ended June 30, 2005 increased $25,078 in the second quarter of 2005 as compared to the 2004 pro forma second quarter while year to date segment income increased $56,397 over the 2004 pro forma period. These increases were primarily due to higher material margins which offset higher freight and energy costs. Material margins in the second quarter and first half of 2005 increased approximately 46% and 44%, respectively, from the comparable 2004 pro forma periods as a result of new customer agreements and improved scrap spreads. Negatively impacting 2005’s second quarter and first half segment income was $1,138 and $6,695, respectively, of non-cash costs of sales relating to the amortization of the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges, higher freight costs of $2,100 and $4,400, respectively, and higher natural gas costs of $158 and $1,121, respectively.

Aluminum Recycling

	Three months ended June 30,			Six months ended June 30,
	2005	2004	% change	2005	2004	% change
Pounds processed	509,783	517,844	(2)%	1,017,931	1,036,421	(2)%
Percentage of pounds processed tolled	51%	50%	1%	52%	50%	2%
Revenues	$129,865	$143,931	(10)%	$274,440	$281,610	(3)%
Segment income	$8,765	$9,267	(5)%	$12,966	$15,887	(18)%

For the three and six month periods ended June 30, 2005, overall production decreased 2% compared to the same periods in the prior year. Within this segment, production decreased at our specification alloy operating segment as a result of reduced demand from the automotive industry, while production at our aluminum recycling operating segment was consistent with the prior year levels.

Revenues decreased in both the three and six month periods ended June 30, 2005 as input pounds under tolling agreements (whereby customer owned metal is processed for a fee) increased and volumes under buy/sell agreements were lower due to weakened demand in the automotive industry.

Segment income for the three and six months ended June 30, 2005 decreased from the prior year principally as a result of higher natural gas costs. The year to date results were also negatively impacted by inventory write-downs that resulted from lower than expected recoveries and unplanned equipment downtime in the first quarter of 2005. Natural gas prices have continued to increase and were 17% and 19% higher in the second quarter and first half of 2005, respectively, as compared to the 2004 periods. The increased cost of natural gas reduced segment income by approximately $1,100 and $2,600 in the second quarter and first six months of 2005, respectively.

International

	Three months ended June 30,			Six months ended June 30,
	2005	2004	% change	2005	2004	% change
Pounds processed	272,338	259,333	5%	539,156	514,427	5%
Percentage tolled	56%	54%	2%	57%	55%	2%
Revenues	$101,001	$92,594	9%	$203,619	$183,267	11%
Segment income	$3,201	$5,431	(41)%	$7,681	$10,444	(26)%

Production at our international aluminum facilities increased due primarily to improved capacity utilization at facilities in Brazil and Wales. Segment revenues increased $8,407 in the second quarter and $20,352 in the first half of 2005 compared to the prior year periods due to the increased demand as well as a 5% increase in the value of the Euro against the U.S. Dollar in both the second quarter and first half of 2005, which increased second quarter and year to date revenues by $3,665 and $7,995, respectively. Segment income decreased as tighter scrap spreads resulted in raw material costs increasing in excess of selling prices.

Zinc

	Three months ended June 30,			Six months ended June 30,
	2005	2004	% change	2005	2004	% change
Pounds processed	55,761	62,882	(11)%	112,861	119,075	(5)%
Revenues	$59,938	$55,914	7%	$114,919	$106,070	8%
Segment income	$4,804	$2,884	67%	$10,092	$6,777	49%

Zinc production in the second quarter and first half of 2005 lagged prior year periods as a result of weakened demand from galvanizers supplying the automotive industry. The reduction in volume was more than offset by the impact of an approximate 24% and 26% increase in the LME price of zinc in the second quarter and first half of 2005, respectively, as compared to prior year periods. Segment income benefited similarly as the rising zinc prices resulted in improved margins.

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

The following table reconciles segment information to consolidated totals. Significant changes in reconciling amounts for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 are discussed under the “Total Company Analysis” section set forth above:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total segment income	$55,035	$17,582	$118,543	$33,108
Unallocated amounts:
Corporate SG&A expense	(13,949)	(9,534)	(27,996)	(15,893)
Restructuring and merger-related charges	(1,006)	—	(3,797)	—
Interest expense	(9,944)	(6,861)	(20,276)	(13,305)
Unrealized (losses) gains on derivative financial instruments	(9,482)	(445)	(13,136)	1,493
Interest and other income, net	743	(7)	1,035	(22)

Earnings before provision for income taxes and minority interests	$21,397	$735	$54,373	$5,381

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures from internally generated cash and available credit facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances. We believe that our cash on hand and our anticipated internally generated funds will be sufficient to fund our operating needs for at least the next twelve months.

Cash Flows from Operations

Cash flows generated from our operating activities were $63,417 in the six months ended June 30, 2005 as compared to cash used by operating activities of $2,562 in the six months ended June 30, 2004. Driving this increase was the significant improvement in operating results mainly as a result of the acquisition of Commonwealth. Partially offsetting this increase was an increase of $32,264 in accounts receivable resulting from higher sales during the month of June 2005 as compared to December 2004. However, days sales outstanding have decreased from 41 days at December 31, 2004 to 39 days at June 30, 2005.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect capital expenditures. During the six months ended June 30, 2005, cash used by investing activities was $16,371 compared to $14,422 in the comparable period of 2004. The increased spending is due to the acquisition of Commonwealth and the related capital spending requirements of the rolled products segment as well as the construction of our new recycling facility in Deizsau, Germany.

Overall capital expenditures for 2005 are expected to be approximately $58,000. The majority of this estimate is planned to be used for the construction of our new recycling facility in Deizsau, Germany, as well as the completion of the Morgantown, Kentucky landfill expansion and Saginaw, Michigan plant expansion.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $19,449 for the six months ended June 30, 2005, compared to $16,336 of cash provided by financing activities for the same time period in 2004. During the six months ended June 30, 2005 we reduced our outstanding borrowings under our senior credit facility by $50,798, and currently have no borrowings outstanding under this facility. Sources of cash from financing activities included $10,154 from the exercise of 961,168 employee stock options, $13,051 of borrowings under our German credit facilities to begin construction of the new recycling facility in Deizsau, and a $9,834 reduction in previously restricted cash which was used to acquire fixed assets and for general corporate purposes. During the six months ended June 30, 2004, we borrowed an additional $10,295 under the revolving credit facility to fund working capital and capital spending requirements.

As of June 30, 2005, we estimated that our borrowing base would have supported additional borrowings of $249,939 after giving effect to outstanding letters of credit of $14,444. As of June 30, 2005, our total borrowing base was approximately $264,383.

EBITDA

We report our financial results in accordance with generally accepted accounting principles (GAAP). However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods.

EBITDA represents net income, before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is a non-GAAP financial measure which is presented because we believe that it is a useful indicator of our ability to incur and service debt. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our senior credit facility and our outstanding senior notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under the indentures for our senior notes and the loan agreement for our senior credit facility.

Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
EBITDA	$43,708	$14,569	$100,184	$32,650
Interest expense	9,944	6,861	20,276	13,305
Interest income	(434)	(109)	(636)	(233)
Income taxes	2,352	387	6,180	2,295
Depreciation and amortization	12,801	7,082	26,171	14,197
Minority interest, net of provision for income taxes	131	60	191	87

Net income	$18,914	$288	$48,002	$2,999
Depreciation and amortization	12,801	7,082	26,171	14,197
Provision for deferred income taxes	(596)	(2,809)	(2,437)	(2,134)
Restructuring and merger-related charges:
Expenses	1,006	—	3,797	—
Payments	(2,029)	—	(2,571)	—
Deferred compensation expense	766	494	1,508	494
Equity in earnings of affiliates	87	62	221	45
Unrealized losses (gains) on derivative financial instruments	9,482	445	13,136	(1,493)
Other non-cash charges	1,268	3,251	2,488	4,541
Net change in working capital	8,840	(13,540)	(26,898)	(21,211)

Cash provided by operating activities	$50,539	$(4,727)	$63,417	$(2,562)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of our derivative instruments under SFAS 133, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

A summary of our significant accounting policies and estimates is included in ITEM 7.–”Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change to our critical accounting policies or estimates during the three and six months ended June 30, 2005.

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

METAL COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our aluminum recycling and zinc segments, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment under SFAS 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our rolled products and international segments have not met the requirements for the election to defer unrealized gains and losses under SFAS 133, resulting in immediate recognition of the unrealized gains and losses in the income statement. The unrealized gains and losses recognized in the income statement are not included in management’s determination of segment profit and loss.

OVERVIEW OF ALUMINUM RECYCLING AND ZINC DEFERRED METAL HEDGING ACTIVITIES

As of June 30, 2005, our aluminum recycling and zinc segments had net deferred gains of approximately $564 ($351 net of tax) related to metal commodity hedging activities. At December 31, 2004, these segments had net deferred losses of approximately $497 ($308 net of tax).

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

The deferred aluminum hedging positions for the aluminum recycling segment as of June 30, 2005 are summarized below:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales, in 2005	(7,950)	$175	$109
Forward purchases, in 2005	4,500	(61)	(38)

Total notional amount	(3,450)	$114	$71

Settled metal hedging contracts increased (decreased) the aluminum recycling segment’s income by $112 and $406 during the three months ended June 30, 2005 and 2004, respectively, and by $(828) and $773 for the six months ended June 30, 2005 and 2004, respectively.

Rolled Products

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling segment, the aluminum hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS 133 for deferral of gains and losses. As a result, all aluminum hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the income statement. For the three and six months ended June 30, 2005, we recorded unrealized losses of $9,760 and $13,153, respectively, for open metal hedges and realized (losses) gains of $(1,396) and $4,097, respectively, for settled metal hedges.

International

Much of VAW-IMCO’s operations are product sales, requiring it to take ownership of the materials processed and exposing it to risk as to changes in metal prices. In order to mitigate this risk, VAW-IMCO enters into LME high-grade and alloy aluminum forward sales and purchase contracts. The functional currency of VAW-IMCO is the Euro; however, certain of the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. As a result, VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the income statement. Unrealized losses (gains) on metal hedging transaction, were approximately $234 and $(445) for the three months ended June 30, 2005 and 2004, respectively, and $(457) and $1,493 for the six months ended June 30, 2005 and 2004, respectively.

ZINC HEDGING

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

At June 30, 2005, our deferred zinc hedging positions are summarized below:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales in 2005	(4,740)	$264	$164
Forward sales in 2006	(40)	(7)	(4)
Forward purchases in 2005	4,449	194	121
Forward purchases in 2006	27	(1)	(1)

Net notional amount	(304)	$450	$280

Our zinc segment income was higher (lower) by $488 and $307 during the three months ended June 30, 2005 and 2004, respectively, and by $(469) and $327 during the six months ended June 30, 2005 and 2004, respectively, due to settled zinc metal hedging contracts.

NATURAL GAS HEDGING

Natural gas is the principal fuel used in our processing of aluminum and zinc as well as the production of rolled products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. Because of the high degree of effectiveness these derivatives have in offsetting changes in natural gas purchase prices, substantially all of the unrealized gains and losses associated with them are deferred until the physical purchase of the natural gas. Gains and losses on the settlement of these contracts decreased our consolidated cost of sales by $1,962 and $3,160 for the three and six months ended June 30, 2005, respectively.

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2005 and 2006. We currently have contracts in place to cover about 81% of our natural gas requirements for the succeeding six months and 45% for 2006.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities as of June 30, 2005 are summarized in the table below:

Amount of natural gas hedged, at period-end, MMBTUs	9,350,000
Deferred gain	$10,646
Deferred gain, net of tax	$6,532

Our international segment had no natural gas hedging activities for the three months ended June 30, 2005.

INTEREST

We have historically funded our operations from our existing credit facilities. Approximately 93% of our outstanding long-term debt as of June 30, 2005 is at fixed rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% change in interest rates prevailing as of June 30, 2005, would not be material to our operating results.

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

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of June 30, 2005, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of June 30, 2005.

During the first quarter of 2005, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2004 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Commonwealth, a wholly-owned subsidiary of Aleris International, Inc., from the scope of its assessment of internal control over financial reporting as of December 31, 2004 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We excluded Commonwealth from the 404 Assessment because the Commonwealth acquisition was completed in December 2004, and it was not possible for management to conduct a timely assessment of Commonwealth’s internal control over financial reporting.

In performing the 404 Assessment, management identified two material weaknesses in our internal control over financial reporting as of that time. Management identified material weaknesses concerning (i) having insufficient controls relating to the accounting for derivative instruments and (ii) having inadequate procedures to (a) calculate certain interest expense on newly issued indebtedness, (b) calculate capitalized interest on certain capital expenditures at our German subsidiary, and (c) review and approve calculations in recording certain pension liabilities in Germany.

We reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our Quarterly Report on Form 10-Q for the period ending March 31, 2005 that we had made progress in remediating these material weaknesses in our internal control over financial reporting. During the second quarter of 2005, we completed our remediation efforts, and while management has tested the remediated controls and found them to be operating effectively, the results of our remediation efforts have not yet been validated by Ernst & Young LLP, our independent registered public accounting firm. Based on management’s testing of the remediated controls and excluding internal control over financial reporting for our Commonwealth subsidiary, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

We have begun our evaluation, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of the disclosure controls and procedures for our Commonwealth subsidiary and expect to complete the evaluation in time to be included with our Company’s year end assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

Remediation of Material Weaknesses in Internal Control over Financial Reporting.

In order to remediate the material weaknesses identified in the 404 Assessment, we have made the following changes:

•	The Company has hired several qualified individuals to assist in (i) addressing identified technical areas of controls process weakness and (ii) instilling financial accountability and adopting more rigorous processes to improve our controls and procedures;

•	The Company has implemented a business process design to ensure greater accountability across the organization and;

•	The Company has initiated a quarterly balance sheet review process and a more rigorous operations review of each of its operating segments to strengthen the quarter and year-end close process.

Changes in Internal Control over Financial Reporting

Other than the remediation actions discussed above, there have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005 the Company held its Annual Meeting of Stockholders. At the meeting, John E. Grimes, Larry E. Kittelberger, and Hugh G. Robinson were elected to serve as Class III directors, with a term of office expiring at the Annual Meeting of Stockholders for 2008. John E. Balkcom, Steven J. Demetriou, and Paul E. Lego are continuing to serve as Class I directors, with a term of office expiring at the Annual Meeting of Stockholders for 2007. C. Frederick Fetterolf, Dale V. Kesler, and John E. Merow are continuing to serve as Class II directors, with a term of office expiring at the Annual Meeting of Stockholders for 2006. In addition to the election of directors, the stockholders of the Company ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2005. The votes cast at the meeting were as follows:

Election of Directors

Nominee	Votes For	Votes Withheld
John E. Grimes	27,637,333	927,363
Larry E. Kittelberger	27,107,139	1,187,557
Hugh G. Robinson	27,090,429	1,204,267

Ratification of Independent Auditors

For	Against	Abstain
28,131,549	147,152	15,995

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Number	Description
12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.
(Registrant)

Date: August 9, 2005	By:	/S/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.