Form 10-Q
period 2005-09-30
Aleris International, Inc.
filed 2005-11-08
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2005.

Common Stock, $0.10 par value, 31,130,556

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,444	$17,828
Accounts receivable (net of allowance of $3,941 and $3,210 at September 30, 2005 and December 31, 2004, respectively)	260,362	229,018
Inventories	251,680	262,210
Deferred income taxes	5,347	3,886
Prepaid expenses	6,491	11,536
Derivative financial instruments	42,856	17,324
Other current assets	3,949	1,432

Total Current Assets	635,129	543,234
Property and equipment, net	427,095	432,779
Goodwill	72,950	63,940
Restricted cash	6,166	16,007
Other assets	29,470	25,189

	$1,170,810	$1,081,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$161,871	$178,943
Accrued liabilities	103,376	88,405
Current maturities of long-term debt	8,882	61

Total Current Liabilities	274,129	267,409
Long-term debt	364,334	412,338
Deferred income taxes	11,325	11,280
Accrued pension benefits	50,139	51,173
Accrued post-retirement benefits	37,675	38,267
Other long-term liabilities	20,457	18,012
Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10;80,000,000 shares authorized; 31,091,313 issued at September 30, 2005; 30,769,423 issued at December 31, 2004	3,109	3,077
Additional paid-in capital	291,820	277,843
Deferred stock compensation	(4,983)	(3,752)
Retained earnings	101,096	21,569
Accumulated other comprehensive income (loss)	21,764	(4,220)
Treasury stock, at cost; 5,177 shares at September 30, 2005; 1,110,623 shares at December 31, 2004	(55)	(11,847)

Total Stockholders’ Equity	412,751	282,670

	$1,170,810	$1,081,149

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues	$554,919	$283,044	$1,803,507	$853,991
Cost of sales	495,757	264,280	1,610,688	791,163

Gross profit	59,162	18,764	192,819	62,828
Selling, general and administrative expense	22,111	11,119	64,880	37,767
Restructuring and merger-related charges	1,024	—	4,821	—
Interest expense	9,777	6,643	30,053	19,948
Unrealized (gains) losses on derivative financial instruments	(2,747)	859	10,389	(640)
Other (income) expense, net	(335)	152	(1,250)	336
Equity in net loss of affiliates	74	90	295	135

Income (loss) before (benefit) provision for income taxes and minority interests	29,258	(99)	83,631	5,282
(Benefit from) provision for income taxes	(2,374)	180	3,806	2,475

Income (loss) before minority interests	31,632	(279)	79,825	2,807
Minority interests, net of provision for income taxes	107	35	298	122

Net income (loss)	$31,525	$(314)	$79,527	$2,685

Net earnings (loss) per common share:
Basic	$1.03	$(0.02)	$2.62	$0.18
Diluted	$1.01	$(0.02)	$2.55	$0.18
Weighted average shares outstanding:
Basic	30,495	15,186	30,367	14,835
Diluted	31,276	15,186	31,151	15,277

Note: Results of operations of the rolled products segment are included since December 9, 2004, the date of the acquisition of Commonwealth Industries, Inc.

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$79,527	$2,685
Depreciation and amortization	39,764	21,113
Benefit from deferred income taxes	(13,407)	(3,756)
Restructuring and merger-related charges:
Expenses	4,821	—
Payments	(3,867)	—
Deferred compensation expense	2,295	664
Equity in loss of affiliates	295	135
Unrealized losses (gains) on derivative financial instruments	10,389	(640)
Non-cash retirement charge	—	1,576
Other non-cash charges	3,683	3,273
Changes in operating assets and liabilities:
Accounts receivable	(31,640)	(13,558)
Inventories	18,707	(3,033)
Other assets	7,015	1,722
Accounts payable and accrued liabilities	(3,943)	19,798

Net cash provided by operating activities	113,639	29,979
INVESTING ACTIVITIES
Payments for property and equipment	(38,915)	(22,302)
Proceeds from sale of property and equipment	5,529	—
Purchase of business, net of cash acquired	(17,380)	—
Acquisition costs	—	(3,458)
Other	(142)	(100)

Net cash used by investing activities	(50,908)	(25,860)
FINANCING ACTIVITIES
Net payments on long-term revolving credit facility	(50,798)	(22,391)
Proceeds from issuance of long-term debt	14,341	—
Payments on long-term debt	(1,170)	—
Decrease in restricted cash	9,841	10,729
Proceeds from exercise of stock options	12,503	—
Debt issuance costs	(653)	(765)
Other	200	2,801

Net cash used by financing activities	(15,736)	(9,626)
Effect of exchange rate differences on cash and cash equivalents	(379)	137

Net increase (decrease) in cash and cash equivalents	46,616	(5,370)
Cash and cash equivalents at beginning of period	17,828	14,760

Cash and cash equivalents at end of period	$64,444	$9,390

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005

(amounts in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to prior period statements to conform to the current period presentation.

NOTE B - INVENTORIES

The components of inventories are:

	September 30, 2005	December 31, 2004
Finished goods	$83,635	$88,328
Raw materials	87,689	89,790
Work in process	59,708	63,170
Supplies	20,648	20,922

	$251,680	$262,210

NOTE C – ACQUISITIONS

Commonwealth Industries, Inc.

On December 9, 2004, we completed our acquisition of Commonwealth Industries, Inc. Commonwealth is a manufacturer of common alloy aluminum sheet, selling its products to end-users for use in building and construction products, transportation equipment and automotive parts, consumer durables as well as to distributors. The results of Commonwealth’s operations have been included in our consolidated income statement for the three and nine months ended September 30, 2005. The purchase price paid, totaling $184,259, has been allocated to the assets acquired and liabilities assumed based upon an estimate of their fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of the required purchase accounting adjustments will be made upon the finalization of an independent appraisal of the fair value of acquired property and equipment, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans and the final determination of the acquired federal and state net operating loss and tax credit carry forwards.

In connection with the acquisition, we announced plans to restructure and relocate our corporate headquarters and to consolidate certain duplicative general and administrative functions, including the accounting, finance, human resource and treasury functions, at both Commonwealth and Aleris. Our initial integration plans resulted in the recognition of approximately $7,796 in the preliminary allocation of the purchase price related to severance, relocation and other employee benefits to be paid to Commonwealth employees to be terminated or relocated. Of the 54 Commonwealth employees expected to be terminated, approximately 45 have left their positions as of September 30, 2005 with the remaining employees to be terminated by January 31, 2006. During the second quarter, management announced plans to restructure the rolled products segment’s customer service function resulting in the recognition of an additional $1,419 in the allocation of purchase price related to severance and relocation benefits. Of the 15 rolled products personnel that are expected to be terminated by September 30, 2006 as a result of this phase of our integration plans, four have left their positions as of September 30, 2005. As additional aspects of our integration plans, including the elimination or consolidation of other administrative functions, are finalized and communicated, additional adjustments to the preliminary purchase price allocation may be required. We expect to complete our integration efforts by December 31, 2005.

The restructuring and consolidation plans also resulted in the reduction of 47 Aleris corporate personnel for which we recorded charges totaling $10,754 during the fourth quarter of 2004. During the first nine months of 2005, we recorded restructuring and merger-related charges totaling $2,451 associated with these terminations, the relocation of certain personnel to our new Beachwood, Ohio headquarters and the resignation of the former president of our aluminum recycling business. Approximately 40 former Aleris employees had left their positions as of September 30, 2005. Additionally, in the first quarter of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded an $804 non-cash impairment charge to reduce the assets to their estimated fair values at March 31, 2005. During the second quarter of 2005, we vacated a portion of our former headquarters location in Irving, Texas and have recorded charges totaling $593 related to the remaining contractual lease payments net of expected sublease income and $239 of asset impairments. During the third quarter, we terminated this lease agreement and recorded an additional charge of $632 for the lease termination and $102 of asset impairments. These restructuring and merger-related charges are not allocated to a particular segment.

The following table shows certain severance and other employee benefits, asset write-downs and lease termination costs recognized through the preliminary purchase price allocation or included in the provision for restructuring and merger-related charges from January 1, 2005 to September 30, 2005:

	Balance at January 1, 2005	Accruals	Payments/ Utilization	Balance at September 30, 2005
Amounts recognized in the preliminary purchase price allocation:
Severance and other employee benefits	$3,707	$1,419	$(3,251)	$1,875
Included in the provision for restructuring and merger-related charges:
Severance and other employee benefits	$2,065	$2,451	$(3,615)	$901
Asset write-downs	—	1,145	(1,145)	—
Lease termination costs	—	1,225	(252)	973

The following unaudited pro forma financial information for the nine months ended September 30, 2004 presents our combined results of operations as if the acquisition of Commonwealth had occurred on January 1, 2004. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisition of Commonwealth been made at the beginning of the period presented or the future results of the combined operations.

Nine months ended September 30, 2004
Revenues	$1,666,596
Gross profit	112,998
Net loss	(6,305)
Loss per share:
Basic and diluted	$(0.23)
Weighted average shares outstanding:
Basic and diluted	28,018

Aleris Latasa Reciclagem

In August 2005, we acquired Aleris Latasa Reciclagem (formerly Tomra Latasa Reciclagem), an aluminum recycler in Sao Paulo, Brazil, for a net cash purchase price of approximately $17,380. The preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of approximately $9,000. This goodwill has been attributed to our international operating segment. A final determination of the allocation of the purchase price is dependent upon the completion of an independent appraisal of the fair value of acquired long-lived assets and the completion of our integration plans. Pro forma financial information has not been provided as the results of operations would not materially impact our consolidated results of operations.

NOTE D - LONG-TERM DEBT

Our long-term debt is summarized as follows:

	September 30, 2005	December 31, 2004
Amended and restated senior credit facility, expiring in December 2008	$—	$50,798
10 3/8% Senior Secured Notes, due October 6, 2010, net	207,814	208,872
9% Senior Notes, due November 15, 2014	125,000	125,000
VAW-IMCO credit facilities	20,857	8,140
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, Due May 1, 2016, net	5,710	5,707
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, Due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, Due May 1, 2023	4,100	4,100
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, Due May 1, 2029, net	4,971	4,970
Other	164	212

Subtotal	373,216	412,399
Less current maturities	8,882	61

Total	$364,334	$412,338

As of September 30, 2005, no amounts were outstanding under our amended and restated $325,000 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of September 30, 2005, we estimate that our borrowing base would have supported borrowings of $259,574 after giving effect to outstanding letters of credit of $15,109. As of September 30, 2005, our total borrowing base was approximately $274,683.

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

As of September 30, 2005, we were in compliance with all applicable debt covenants.

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

NOTE E – EARNINGS (LOSS) PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$31,525	$(314)	$79,527	$2,685
Denominator:
Basic earnings (loss) per share-weighted-average shares	30,495	15,186	30,367	14,835
Dilutive potential common shares-stock options and non-vested shares and units	781	—	784	442

Denominator for diluted earnings (loss) per share	31,276	15,186	31,151	15,277

Net earnings (loss) per share:
Basic	$1.03	$(0.02)	$2.62	$0.18
Diluted	$1.01	$(0.02)	$2.55	$0.18

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

Our reserves for environmental remediation liabilities totaled $10,471 and $6,396 at September 30, 2005 and December 31, 2004, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet. During the three months ended September 30, 2005, a third party study of the environmental liabilities assumed as a result of our acquisition of Commonwealth was completed. We recorded additional reserves of $4,359 through purchase accounting to reflect these environmental liabilities at their estimated fair value as of the acquisition date. We also recorded $1,258 in other assets related to certain sites where we have been indemnified by third parties.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related to the normal operation of our landfills and the retirement of the related assets. At September 30, 2005 and December 31, 2004, our total asset retirement obligations for our landfills were $6,110 and $5,699, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Legal proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE G – COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$31,525	$(314)	$79,527	$2,685
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,103	1,691	(4,363)	(79)
Unrealized gains (losses) on derivative financial instruments:
Net change from periodic revaluations	38,757	1,873	54,079	3,988
Net amount reclassified to income	(4,556)	(435)	(6,849)	(3,028)
Income tax effect	(12,985)	(544)	(16,883)	(363)

Net unrealized gains (losses) on derivative financial instruments	21,216	894	30,347	597

Comprehensive income (loss)	$53,844	$2,271	$105,511	$3,203

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

Factors Management Used to Identify Our Reportable Segments

Our reportable segments are business units that offer different types of metal products and services in different geographic locations. The reportable segments are each managed separately, because they produce distinct products and services and sell to different types of customers. The following table shows our segment assets for the indicated periods:

	September 30, 2005	December 31, 2004
Assets:
Rolled products	$499,525	$490,932
Aluminum recycling	265,259	248,673
International	241,148	214,437
Zinc	107,004	108,922
Other unallocated assets	57,874	18,185

Total assets	$1,170,810	$1,081,149

The following table shows our revenues and segment income for the three and nine month periods ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Rolled products	$270,521	$—	$942,830	$—
Aluminum recycling	134,696	138,072	409,136	419,682
International	96,155	93,472	299,774	276,739
Zinc	60,149	51,500	175,068	157,570
Intersegment revenues	(6,602)	—	(23,301)	—

Total revenues	$554,919	$283,044	$1,803,507	$853,991

Segment income:
Rolled products	$35,920	$—	$123,724	$—
Aluminum recycling	7,987	4,338	20,953	20,225
International	2,713	6,082	10,394	16,526
Zinc	4,773	2,384	14,865	9,161

Total segment income	$51,393	$12,804	$169,936	$45,912

Unallocated amounts:
General and administrative expenses	$(14,372)	$(5,457)	$(42,368)	$(21,350)
Restructuring and merger-related charges	(1,024)	—	(4,821)	—
Interest expense	(9,777)	(6,643)	(30,053)	(19,948)
Unrealized gains (losses) from derivative financial instruments	2,747	(859)	(10,389)	640
Interest and other income, net	291	56	1,326	28

Earnings (loss) before provision for income taxes and minority interests	$29,258	$(99)	$83,631	$5,282

NOTE I – STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. For grants of non-vested shares and units, compensation expense is determined based upon the fair value of the underlying stock at the date of grant and recognized over the vesting period. We have adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$31,525	$(314)	$79,527	$2,685
Add: stock-based compensation expense included in reported net income (loss), net of tax	853	82	2,199	1,366
Less: compensation cost determined under the fair value method, net of tax	(1,619)	(239)	(4,104)	(1,854)

Pro forma net income (loss)	$30,759	$(471)	$77,622	$2,197

Basic earnings (loss) per share:
As reported	$1.03	$(0.02)	$2.62	$0.18
Pro forma	1.01	(0.03)	2.56	0.15
Diluted earnings (loss) per share:
As reported	$1.01	$(0.02)	$2.55	$0.18
Pro forma	0.98	(0.03)	2.49	0.14

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

NOTE J – INCOME TAXES

Our effective tax rate was 4.2% and 47.0% for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate for the nine months ended September 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets. During the quarter, we reduced our estimated effective tax rate from the 10.8% rate used in the second quarter to 4.2%. This reduction resulted primarily from the tax benefit associated with the reversal of U.S. federal valuation allowance resulting from the increased deferred tax liabilities associated with the deferred gains on our natural gas hedges. The income tax expense for the three months ended September 30, 2005 includes the impact of this rate reduction partially offset by recorded foreign, state and local income tax expense.

At September 30, 2005 and December 31, 2004, we had valuation allowances totaling approximately $17,000 and $48,604, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain U.S. federal deferred tax assets, foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

In December 2004, the FASB issued FASB Staff Position No. 109-2, (FSP 109-2) “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. We have elected to continue to reinvest the earnings of our foreign subsidiaries in our foreign operations. As a result, this Act and FSP 109-2 will not have an impact on our financial position or results of operations.

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

Components of the net periodic benefit expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

	U.S. Pension Benefits		European Pension Benefits
	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three months ended September 30,		Nine months ended September 30,
			2005	2004	2005	2004
Service cost	$658	$2,165	$140	$117	$436	$353
Interest cost	1,699	5,099	234	219	728	658
Amortization of net loss	—	—	(2)	35	124	107
Expected return on plan assets	(1,804)	(5,412)	(2)	—	(8)	—

Net periodic benefit cost	$553	$1,852	$370	$371	$1,280	$1,118

Other Postretirement Benefit Plans

As a result of the acquisition of Commonwealth, we acquired a health care and life insurance benefit plan covering certain employees hired by Commonwealth on or before September 1, 1998. We accrue the cost of postretirement benefits within the covered employees’ active service periods. The components of net postretirement benefit expense for the three and nine months ended September 30, 2005 are as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Service cost	$127	$327
Interest cost	611	1,736
Amortization of net gain	(31)	(31)

Net periodic benefit cost	$707	$2,032

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

Gains and losses related to certain of these derivative financial instruments accumulate on our balance sheet (in other comprehensive income (loss)) until the maturity of the respective hedging agreements. Unrealized net gains included in other comprehensive income totaled $45,413 ($28,168 net of tax) at September 30, 2005. Certain other derivative financial instruments do not meet the “effectiveness” tests of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, as a result, deferral of unrealized gains and losses is not permitted. For these derivative financial instruments, unrealized gains and losses are included in the current periods’ consolidated operating results. Unrealized gains and (losses) included in operating results totaled $2,747 and $(859) for the three months ended September 30, 2005 and 2004, respectively, and $(10,389) and $640 for the nine months ended September 30, 2005 and 2004, respectively. These unrealized gains and losses are not included in management’s determination of segment profit and loss.

Upon settlement, gains and losses realized related to all derivative financial instruments are recognized in the respective segment’s cost of sales. Cost of sales was reduced by $5,379 and $1,236 during the three months ended September 30, 2005 and 2004, respectively, and by $12,260 and $4,833 during the nine months ended September 30, 2005 and 2004, respectively, as a result of such realized gains. The fair value gains and losses related to open derivative financial instruments are classified as derivative financial instruments, other long term assets and other current liabilities, respectively, in the consolidated balance sheet and total $42,856, $10,597 and $1,633, respectively, as of September 30, 2005. As of September 30, 2005, we estimate that over the next three months we will recognize in earnings deferred gains from the settlement of our hedging instruments of $14,700 for natural gas, aluminum and zinc. Actual amounts realized will inevitably differ from our estimates. In addition, our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Natural Gas Hedging

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the contractual hedge price. These contracts are accounted for as cash flow hedges, with gains and losses recognized in cost of sales in the same period as the underlying gas purchases. In addition, we have cost escalators included in some of our long-term supply contracts with our customers, which limit our exposure to natural gas price risk.

As of September 30, 2005, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 86% of our expected remaining 2005 natural gas needs and 59% of our expected 2006 natural gas needs. As of September 30, 2005, the fair value gain of these contracts totaled $49,906 of which $44,934 ($27,871 net of tax) is deferred within other comprehensive income. Natural gas hedging activities decreased cost of goods sold by $4,806 and $600 during the three months ended September 30, 2005 and 2004, respectively, and by $7,966 and $2,091 for the nine months ended September 30, 2005 and 2004, respectively.

Aluminum Hedging

The aluminum recycling segment enters into futures sale contracts with metal brokers to fix the margin on a portion of the aluminum generated by its salt cake processing facility in Morgantown, Kentucky and a portion of the aluminum generated for sale from the processing of other scrap metal. These futures sale contracts are settled in the month of shipment. The aluminum recycling segment also enters into forward purchase contracts to fix the price of future aluminum purchases. As of September 30, 2005, the fair value deferred gain associated with the aluminum recycling segment’s open futures and forward contracts was approximately $31 ($19 net of tax).

Our aluminum recycling segment’s income (decreased) increased by $(473) and $(311) during the three months ended September 30, 2005 and 2004, respectively, and by $(1,301) and $462 during the nine months ended September 30, 2005 and 2004, respectively, for settled metal hedging contracts.

The rolled products segment enters into futures contracts to manage exposure to price risk related to aluminum purchases. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. Unlike the derivative financial instruments entered into by the aluminum recycling segment, these contracts do not meet the requirements set forth in SFAS 133, as amended, for deferral of unrealized gains and losses. Accordingly, the derivative instruments were marked-to-market and the unrealized gains and losses during the three and nine months ended September 30, 2005, totaling net gains (losses) of $4,756 and $(8,397), respectively, were recorded in the consolidated statement of income rather than being deferred in other comprehensive income.

As of September 30, 2005, the rolled products segment held open aluminum futures contracts with a fair value gain of $1,954. In addition, our rolled products segment’s income (decreased) increased by $(36) and $4,061 for settled metal hedging contracts during the three and nine months ended September 30, 2005, respectively.

VAW-IMCO also enters into forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. The functional currency of VAW-IMCO is the Euro; however, certain of the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in foreign currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. Unrealized (losses) gains related to VAW-IMCO’s metal hedges totaled $(1,935) and $(659) during the three months ended September 30, 2005 and 2004, respectively, and $(2,392) and $840 during the nine months ended September 30, 2005 and 2004, respectively. Realized gains on settled metal hedging contracts increased the international segment’s income by $871 and $600 for the three months ended September 30, 2005 and 2004, respectively, and by $1,793 and $1,607 for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, VAW-IMCO had forward purchase contracts and forward sales contracts having a net fair value of $(574).

None of our other international locations engage in commodity hedging, as their processing activities consist mainly of tolling, where customer-owned scrap and dross is processed by us for a fee.

Zinc Hedging

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In addition, in order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment. At September 30, 2005, the fair value deferred gain associated with future sales and purchase contracts totaled $448 ($278 net of tax).

Realized gains (losses) on settled zinc metal hedging contracts increased (decreased) the segment’s income by $210 and $346 for the three months ended September 30, 2005 and 2004, respectively, and by $(259) and $673 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE M - RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation is effective for the year ending December 31, 2005. We are currently evaluating the impact that this Interpretation may have on our future financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS 151 is effective for fiscal years beginning after September 15, 2005. We are currently evaluating the impact that this Statement may have on our future financial position and results of operations.

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

Condensed consolidating financial information for the Company, the Guarantor subsidiaries, and the Non-guarantor subsidiaries is as follows:

	As of September 30, 2005
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$52,015	$3,110	$9,319	$—	$64,444
Accounts receivable, net	13,248	193,068	53,919	127	260,362
Inventories	5,014	206,627	40,039	—	251,680
Deferred income taxes	—	3,203	5,347	(3,203)	5,347
Prepaid expenses	1,740	2,716	2,035	—	6,491
Derivative financial instruments	14,673	27,123	1,060	—	42,856
Other current assets	1,174	1,609	1,166	—	3,949

Total Current Assets	87,864	437,456	112,885	(3,076)	635,129
Property and equipment, net	38,860	280,780	109,312	(1,857)	427,095
Goodwill	4,160	49,131	19,659	—	72,950
Restricted cash	2,021	4,145	—	—	6,166
Other assets	18,961	9,214	665	315	29,155
Investments in subsidiaries/intercompany receivable (payable), net	673,413	(71,253)	26,485	(628,330)	315

	$825,279	$709,473	$269,006	$(632,948)	$1,170,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,472	$105,459	$31,813	$127	$161,871
Accrued liabilities	27,277	53,180	22,919	—	103,376
Current maturities of long-term debt	—	42	8,840	—	8,882

Total Current Liabilities	51,749	158,681	63,572	127	274,129
Long-term debt	352,195	117	12,022	—	364,334
Deferred income taxes	2,474	—	12,054	(3,203)	11,325
Accrued pension benefits	—	33,975	16,164	—	50,139
Accrued post-retirement benefits	—	37,675	—	—	37,675
Other long-term liabilities	6,110	10,227	4,120	—	20,457
Total Stockholders’ Equity	412,751	468,798	161,074	(629,872)	412,751

	$825,279	$709,473	$269,006	$(632,948)	$1,170,810

	As of December 31, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$2,061	$46	$15,721	$—	$17,828
Accounts receivable, net	7,130	180,218	42,458	(788)	229,018
Inventories	4,106	219,533	38,571	—	262,210
Deferred income taxes	—	3,031	3,598	(2,743)	3,886
Prepaid expenses	2,274	7,810	1,452	—	11,536
Derivative financial instruments	1,195	13,936	2,193	—	17,324
Other current assets	824	253	355	—	1,432

Total Current Assets	17,590	424,827	104,348	(3,531)	543,234
Property and equipment, net	37,281	301,361	95,994	(1,857)	432,779
Goodwill	4,160	49,131	10,649	—	63,940
Restricted cash	11,862	4,145	—	—	16,007
Other assets	19,969	4,485	735	—	25,189
Deferred income taxes	6,785	—	—	(6,785)	—
Investments in subsidiaries/ intercompany receivable (payable), net	626,984	(193,352)	(24,107)	(409,525)	—

	$724,631	$590,597	$187,619	$(421,698)	$1,081,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,603	$120,774	$40,355	$(789)	$178,943
Accrued liabilities	13,612	57,179	17,614	—	88,405
Current maturities of long-term debt	—	57	4	—	61

Total Current Liabilities	32,215	178,010	57,973	(789)	267,409
Long-term debt	404,048	147	8,143	—	412,338
Deferred income taxes	—	9,777	11,031	(9,528)	11,280
Accrued pension benefits	—	34,103	17,070	—	51,173
Accrued post-retirement benefits	—	38,267	—	—	38,267
Other long-term liabilities	5,698	8,281	4,033	—	18,012
Stockholders’ Equity	282,670	322,012	89,369	(411,381)	282,670

	$724,631	$590,597	$187,619	$(421,698)	$1,081,149

	Three months ended September 30, 2005
	Aleris International, Inc	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$29,425	$434,994	$102,791	$(12,291)	$554,919
Cost of sales	26,697	385,116	96,235	(12,291)	495,757

Gross profit	2,728	49,878	6,556	—	59,162
Selling, general and administrative expense	1,519	17,410	3,182	—	22,111
Restructuring and merger-related charges	1	1,023	—	—	1,024
Interest expense	9,591	72	142	(28)	9,777
Unrealized (gains) losses on derivative financial instruments	(12)	(4,756)	2,021	—	(2,747)
Other (income) expense, net	(811)	297	151	28	(335)
Equity in net earnings of affiliates	(41,576)	74	—	41,576	74

Income before provision for income taxes and minority interests	34,016	35,758	1,060	(41,576)	29,258
Provision for (benefit from) income taxes	2,491	(4,476)	(389)	—	(2,374)

Income before minority interests	31,525	40,234	1,449	(41,576)	31,632
Minority interests, net of provision for income taxes	—	—	107	—	107

Net income	$31,525	$40,234	$1,342	$(41,576)	$31,525

	Three months ended September 30, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$24,092	$171,564	$98,263	$(10,875)	$283,044
Cost of sales	20,968	165,852	88,335	(10,875)	264,280

Gross profit	3,124	5,712	9,928	—	18,764
Selling, general and administrative expense	496	7,270	3,353	—	11,119
Interest expense	6,625	4,733	45	(4,760)	6,643
Unrealized losses on derivative financial instruments	—	200	659	—	859
Other (income) expense, net	(1,708)	(2,959)	195	4,624	152
Equity in net earnings of affiliates	(2,190)	90	—	2,190	90

Income (loss) before provision for income taxes and minority interests	(99)	(3,622)	5,676	(2,054)	(99)
Provision for (benefit from) income taxes	215	(1,540)	1,505	—	180

Income (loss) before minority interests	(314)	(2,082)	4,171	(2,054)	(279)
Minority interests, net of provision for income taxes	—	—	35	—	35

Net income (loss)	$(314)	$(2,082)	$4,136	$(2,054)	$(314)

	Nine months ended September 30, 2005
	Aleris International, Inc	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$87,304	$1,441,647	$315,741	$(41,185)	$1,803,507
Cost of sales	80,431	1,276,715	294,727	(41,185)	1,610,688

Gross profit	6,873	164,932	21,014	—	192,819
Selling, general and administrative expense	7,139	48,884	8,857	—	64,880
Restructuring and merger-related charges	41	4,780	—	—	4,821
Interest expense	29,522	229	402	(100)	30,053
Unrealized (gains) losses on derivative financial instruments	(55)	7,966	2,478	—	10,389
Other (income) expense, net	(1,928)	806	(228)	100	(1,250)
Equity in net earnings of affiliates	(108,542)	295	—	108,542	295

Income before provision for income taxes and minority interests	80,696	101,972	9,505	(108,542)	83,631
Provision for income taxes	1,169	—	2,637	—	3,806

Income before minority interests	79,527	101,972	6,868	(108,542)	79,825
Minority interests, net of provision for income taxes	—	—	298	—	298

Net income	$79,527	$101,972	$6,570	$(108,542)	$79,527

	Nine months ended September 30, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$75,865	$521,275	$291,374	$(34,523)	$853,991
Cost of sales	67,689	494,239	263,758	(34,523)	791,163

Gross profit	8,176	27,036	27,616	—	62,828
Selling, general and administrative expense	1,417	26,471	9,879	—	37,767
Interest expense	19,806	14,289	383	(14,530)	19,948
Unrealized losses (gains) on derivative financial instruments	—	200	(840)	—	(640)
Other (income) expense, net	(4,338)	(9,551)	(412)	14,637	336
Equity in net earnings of affiliates	(9,685)	135	—	9,685	135

Income before provision for income taxes and minority interests	976	(4,508)	18,606	(9,792)	5,282
(Benefit from) provision for income taxes	(1,709)	(1,939)	6,123	—	2,475

Income before minority interests	2,685	(2,569)	12,483	(9,792)	2,807
Minority interests, net of provision for income taxes	—	—	122	—	122

Net income	$2,685	$(2,569)	$12,361	$(9,792)	$2,685

	Nine months ended September 30, 2005
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$(13,649)	$130,202	$(2,914)	$—	$113,639

Investing Activities
Payments for property and equipment	(5,502)	(13,590)	(19,823)	—	(38,915)
Proceeds from sale of property and equipment	—	5,529	—	—	5,529
Investment (in)/from subsidiary	(18,370)	—	18,370	—	—
Purchase of business, net of cash acquired	—	—	(17,380)	—	(17,380)
Other	69	(229)	18	—	(142)

Net cash provided (used) by investing activities	(23,803)	(8,290)	(18,815)	—	(50,908)

Financing Activities
Net payments of long-term revolving credit facility	(50,798)	—	—	—	(50,798)
Proceeds from issuance of long-term debt	—	—	14,341	—	14,341
Payments on long-term debt	(1,170)	—	—	—	(1,170)
Decrease in restricted cash	9,841	—	—	—	9,841
Proceeds from exercise of stock options	12,503	—	—	—	12,503
Debt issuance costs	(653)	—	—	—	(653)
Net transfers with subsidiaries	117,422	(119,117)	1,695	—	—
Other	261	269	(330)		200

Net cash provided (used) by financing activities	87,406	(118,848)	15,706	—	(15,736)

Effects of exchange rate changes on cash	—	—	(379)	—	(379)
Net increase in cash and cash equivalents	49,954	3,064	(6,402)	—	46,616
Cash and cash equivalents at beginning of period	2,061	46	15,721	—	17,828

Cash and cash equivalents at end of period	$52,015	$3,110	$9,319	$—	$64,444

	Nine months ended September 30, 2004
	Aleris International, Inc.	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided by operating activities	$3,599	$16,675	$9,812	$(107)	$29,979

Investing Activities
Payments for property and equipment	(4,105)	(8,304)	(9,893)	—	(22,302)
Acquisition costs	—	(3,458)	—	—	(3,458)
Other	(637)	349	188	—	(100)

Net cash used by investing activities	(4,742)	(11,413)	(9,705)	—	(25,860)

Financing Activities
Net proceeds from long-term revolving credit facility	(22,391)	—	—	—	(22,391)
Change in restricted cash	(14,118)	—	24,847	—	10,729
Debt issuance costs	(765)	—	—	—	(765)
Payment of VAM-IMCO promissory note	24,847	—	(24,847)	—	—
Net transfers with subsidiaries	10,233	(5,946)	(4,394)	107	—
Other	3,156	595	(950)	—	2,801

Net cash provided (used) by financing activities	962	(5,351)	(5,344)	107	(9,626)

Effects of exchange rate changes on cash	—	—	137	—	137
Net increase (decrease) in cash and cash equivalents	(181)	(89)	(5,100)	—	(5,370)
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$322	$45	$9,023	$—	$9,390

NOTE O – SUBSEQUENT EVENTS

On October 3, 2005, we acquired all of the issued and outstanding stock of ALSCO Holdings, Inc., the parent company of ALSCO Metals Corporation, for approximately $144,000, plus expenses. The acquisition was funded with cash on hand and $100,000 of borrowings under our senior credit facility. ALSCO Metals Corporation is headquartered in Raleigh, North Carolina and is one of North America’s largest suppliers of aluminum building products with estimated annual revenues of $283,000.

In November 2005, we announced the closure of our rolled products facility located in Carson, California as the first phase of our plan to integrate ALSCO. We estimate the closure will result in restructuring charges related to asset impairments, employee termination benefits and other costs ranging from $22,000 to $25,000 in the fourth quarter of 2005 and $3,000 to $5,000 in 2006.

Also in November 2005, we entered into a definitive purchase agreement to acquire certain assets of Ormet Corporation for a purchase price of $133,000.

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

The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, market trends, demand for our products and services and projected results of operations. Statements contained in this Form 10-Q that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Form 10-Q and elsewhere are based on certain assumptions that we consider reasonable.

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	our success in (and the costs of) integrating acquired businesses into Aleris;

•	our ability to successfully implement our business strategy;

•	our substantial leverage and debt service obligations;

•	the cyclical nature of the metals industry, our end-use segments and our customers’ industries;

•	the rate of automobile production and a continuation of the increasing use of aluminum in automobiles in North America and Europe;

•	the ability to retain the services of certain members of our management;

•	our ability to continue to generate positive operating results;

•	changes in energy prices, raw materials costs and fuel costs;

•	competition for and the increase in our costs for scrap metal and the affect on our sales margins;

•	availability of aluminum and zinc scrap at advantageous prices;

•	our ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	our ability to effectively manage our exposure to commodity price fluctuations;

•	the loss of order volumes from any of our largest customers;

•	our substantial leverage and debt service obligations;

•	unexpected higher costs related to our pension and postretirement health benefit plans;

•	inflation;

•	covenant restrictions under our indebtedness;

•	the effect of current and future environmental and governmental regulations;

•	our ability to obtain additional financing on acceptable terms when necessary;

•	changes in the pricing of metals;

•	competitor pricing activity and the general impact of competition;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements;

•	risks of investing in and conducting operations in foreign countries, including political, social, economic, currency and regulatory factors;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	future levels of capacity utilization at our plants;

•	changes in and customer acceptance of new processes and technologies;

•	the impact terrorist activities may have on the economy and our businesses in general; and

•	the state of international, national, regional and local economies.

These factors and other risk factors disclosed in this report and elsewhere are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements contained in this report are made only as of the date hereof. We do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” contained in out Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

We are a global leader in aluminum recycling and the production of specification alloys and a major North American manufacturer of rolled aluminum products. We are also a leading manufacturer of value-added zinc products that include zinc oxide, zinc dust and zinc metal. Our December 2004 acquisition of Commonwealth Industries created a vertically integrated aluminum recycler and sheet manufacturer having 29 production facilities worldwide.

Explanatory Note

As discussed below, we recently completed the acquisition of ALSCO Holdings, Inc. on October 3, 2005. The rules of the Securities Exchange Act of 1934 (the “Exchange Act”) require us to file three years of historical audited financial statements of ALSCO by December 19, 2005. Such historical audited financial statements of ALSCO are not available and, therefore, we do not expect to be able to file three years of historical audited financial statements for ALSCO by December 19, 2005. However, prior to December 19, 2005, we intend to file all available historical audited financial statements which include the nine months ended September 30, 2005, the year ended December 31, 2004 and the seven months ended December 31, 2003. As a result of not being able to timely file with the SEC the required historical audited financial statements of ALSCO, we will not be in technical compliance with the requirements of the Exchange Act.

We evaluate and review our results of operations based on four reportable business segments: rolled products, aluminum recycling, international and zinc. Segment operating profit performance includes segment-specific selling, general and administrative expenses, but excludes corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and merger-related charges, interest expense, interest and other income and provisions for income taxes. Comparable segment financial information for the three and nine months ended September 30, 2004 contained in this report has been revised to reflect these corporate and segment income and cost allocations.

Operating results for the three and nine months ended September 30, 2005 as compared to the prior year periods reflect the dramatic impact of the acquisition of Commonwealth, which represents our rolled products segment. The rolled products segment accounted for approximately 49% and 52% of our consolidated revenues and approximately 70% and 73% of our total segment income for the three and nine months ended September 30, 2005, respectively. Third quarter 2005 revenues from our aluminum recycling segment decreased approximately 2% from 2004’s third quarter primarily as a result of reduced demand for product sales to the automotive industry while segment income increased in both the quarter and year to date periods primarily due to the 2004 bankruptcy of a significant customer which reduced segment revenue and income by $3,200 in the third quarter of 2004. Our zinc segment benefited from 32% higher average zinc prices on the London Metal Exchange (LME) during the third quarter of 2005 as compared to the third quarter of 2004, which more than offset a 13% reduction in pounds processed. Our international segment’s third quarter revenues increased over the prior year as a result of the acquisition of Aleris Latasa Reciclagem (formerly Tomra Latasa Reciclagem) (“Aleris Latasa”) which offset lower revenues in Germany. Increasing scrap aluminum prices and higher fuel costs in Germany reduced segment income in both the three and nine month periods of 2005.

Total consolidated revenues and gross profit for the nine months ended September 30, 2005 exceeded pro forma combined revenues and gross profit for Aleris for 2004’s first nine months by 8% and 71%, respectively, after giving effect to the Commonwealth acquisition and related transactions as if they had occurred on January 1, 2004. The significant improvement in the pro forma operating results reflects the benefits of higher conversion margins per pound in the rolled products segment.

During 2005’s third quarter we continued to implement the restructuring and consolidation plans we had previously announced, recording additional restructuring charges totaling $1,024 related primarily to the termination of the operating lease for our former headquarters in Irving, Texas. As additional aspects of our plans to integrate the rolled product segment are finalized and communicated, additional adjustments to the preliminary purchase price allocation and for additional restructuring charges may be required. We expect to complete our integration efforts by December 31, 2005.

Our improved operating results led to the generation of $113,639 of cash flow from operating activities, allowing us to pay down the $50,798 of borrowings on our revolving credit facility outstanding as of December 31, 2004 and leaving us with $64,444 of cash and cash equivalents as of September 30, 2005.

Interest expense for the first nine months of 2005 increased approximately 51% over interest expense incurred in the first nine months of 2004 due to the impact of the merger. Interest expense during the three months ended September 30, 2005 was 47% higher than 2004’s third quarter due to the impact of the merger, which was partially offset by the repayment of amounts borrowed on our revolving credit facility from our cash flows from operations. Our ability to further reduce interest expense is limited due to the fact that the instruments governing the terms of approximately 90% of our current outstanding indebtedness are not redeemable until 2006 or later and contain restrictive features regarding prepayment, including prepayment premiums and penalties. In addition, as discussed below, our indebtedness has increased since September 30, 2005 as a result of the acquisition of ALSCO Holdings, Inc.

The primary aluminum pricing market continues to experience price volatility. We attempt to manage that volatility by entering into derivative financial instruments. However, the aluminum hedges in our rolled products and international segments do not qualify for deferred treatment of unrealized gains and losses under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which may result in greater volatility in our results of operations for future quarters. This volatility does not impact the economic substance of our hedging strategy, which is intended to insulate material margins from subsequent changes in metal prices. During the third quarter of 2005, we recorded unrealized gains of $2,747 as the LME price of aluminum increased from June 30, 2005.

Our income tax expense for the first nine months of 2005 represents an effective income tax rate of 4.2%, the rate we currently anticipate using for all of fiscal 2005. This rate is less than the federal statutory rate of 35% due primarily to the reduction in previously recorded valuation allowances established against U.S. deferred tax assets. As a result of the reduction in valuation allowances during the current year, we expect that the effective income tax rate will more closely approximate the federal statutory rate in 2006.

We are planning to continue to make strategic acquisitions in order to grow our business. Our criteria for acquisitions include a continued focus on our core rolled products and recycling business, potential opportunities to diversify end-uses for our rolled products and recycling businesses and potential opportunities in faster-growing geographic regions of the world, such as South America, Eastern Europe and Asia. On August 31, 2005, we acquired Aleris Latasa, a recycling operation in Sao Paulo, Brazil for a cash purchase price of approximately $17,380, net of cash acquired. We feel this acquisition will help to secure our position in Brazil as well as provide additional manufacturing capabilities.

On October 3, 2005, we completed the acquisition of ALSCO Holdings, Inc., the parent company of ALSCO Metals Corporation. Headquartered in Raleigh, North Carolina, ALSCO manufactures a broad range of residential aluminum building products for the new home, home-improvement and remodeling markets. ALSCO’s product line includes aluminum trim coil, soffits, accessories, siding, rainware, roof moldings and painted aluminum coil, which are primary materials used in conjunction with vinyl siding. ALSCO has operating facilities in Richmond, Virginia, Ashville, Ohio, Roxboro, North Carolina and Beloit, Wisconsin. We believe this acquisition will provide us with an opportunity to optimize operations and provide additional metal sourcing and processing opportunities. The purchase price of approximately $144,000 was funded through available cash and borrowings of $100,000 under our senior credit facility.

In November 2005, we announced the closure of our rolled products facility located in Carson, California which represents the first phase of our plans to integrate ALSCO. This closure will allow us to better utilize the production capacity of our remaining, more efficient and cost effective rolled products facilities. Costs associated with the closure are expected to range from $25,000 to $30,000 and consist of asset impairments, employee termination benefits, and other costs. Approximately $22,000 to $25,000 of these costs are expected to be incurred in the fourth quarter of 2005 with the remaining costs expected to be incurred in 2006.

Also in November 2005, we entered into a definitive purchase agreement to acquire certain assets of Ormet Corporation for a purchase price of $133,000.

We continue to pay close attention to various trends and uncertainties that concern our business. Positive trends in recent periods have been the increase in average selling price per pound of rolled aluminum products shipped, and the increased material margins for those products. Lower volumes of rolled products shipped during the third quarter of 2005 were largely the result of the continuation of customer inventory reductions that began in the second quarter. Negatively affecting our consolidated revenues during the third quarter of 2005 was a reduction in demand from our automotive industry customers for our aluminum recycling and zinc segments’ products. Higher domestic natural gas costs and increased costs of scrap metal materials in Europe have also negatively affected our gross profits in 2005. We expect many of these trends to continue for the short term. The present uncertainties concerning the future demand for manufacturing, strength of the housing market and volume of automobile production make it difficult for us to accurately forecast our future results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

TOTAL COMPANY ANALYSIS

The following table presents key financial and operating data on a consolidated basis for the three and nine months ended September 30, 2005 and 2004 as well as pro forma operating results, assuming that Aleris and Commonwealth had been operating together on a consolidated basis since January 1, 2004, for the three and nine months ended September 30, 2004:

	Actual Results				Pro Forma Results
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,	Nine months ended September 30,
	2005	2004	2005	2004	2004	2004
Revenues	$554,919	$283,044	$1,803,507	$853,991	$583,949	$1,666,596
Net income (loss)	31,525	(314)	79,527	2,685	1,674	(6,305)
Earnings (loss) per diluted share	$1.01	$(0.02)	$2.55	$0.18	$0.06	$(0.23)
Total recycling pounds of metal processed	834,575	863,047	2,504,533	2,532,970	863,047	2,532,970
Rolled products pounds shipped	201,079	—	698,731	—	263,140	758,043

Revenues and Production

Consolidated revenues in the third quarter of 2005 were $271,875, or 96%, higher than the third quarter of 2004 while year to date revenues were $949,516, or 111%, higher than the first nine months of 2004. The increases resulted from the inclusion of the rolled products segment’s results in our consolidated totals during 2005. Revenues from the rolled products segment, which is comprised of the historical Commonwealth operations, totaled $270,521 and $942,830 in the third quarter and first nine months of 2005, respectively. In addition, our international segment’s revenue increased $2,683 and $23,035 during the third quarter and first nine months of 2005, respectively, compared to the prior year periods. The acquisition of Aleris Latasa accounted for $6,775 of the increase in revenues for the quarter which was partially offset by a $3,832 decrease in revenues from our German operations. The international segment’s revenues for the nine months ended September 30, 2005 increased due to the acquisition of Aleris Latasa in August 2005, as well as the stronger Euro, which increased revenues by approximately $7,800. The aluminum recycling segment’s revenues decreased $3,376 and $10,546 during the third quarter and first nine months of 2005, respectively, compared to the comparable periods of the prior year. These decreases resulted from lower product sales to customers in the automotive industry. In addition, third quarter 2004 revenues were negatively impacted by the bankruptcy of a major customer which prohibited the recognition of $3,200 of revenues related to shipments made in the quarter. Our zinc segment’s revenues increased $8,649 compared to the third quarter of 2004 and increased $17,498 compared to the first nine months of 2004 as increased selling prices per pound resulting from higher LME zinc prices offset volume reductions. Intersegment revenues from the recycling segment to the rolled products segment totaled $6,602 and $23,301 for the three and nine months ended September 30, 2005.

On a pro forma basis, our revenues would have decreased by $29,030 for 2005’s third quarter and increased by $136,911 for the year to date period as compared to the prior year periods. Rolled products pro forma revenues decreased by $37,976 and increased by $108,445 during the third quarter and first nine months of 2005, respectively. The reduction in third quarter revenues resulted from a 24% decrease in pounds shipped, which more than offset an increase in average selling prices per pound of 15%. On a year to date basis, the 23% increase in average selling prices per pound more than offset an 8% decline in volume shipped.

Cost of Sales

Cost of sales in the third quarter of 2005 increased $231,477, or 88%, compared to the third quarter of 2004 while year to date cost of sales increased $819,525, or 104%, from the prior year. As a percentage of revenues, cost of sales decreased from 93% in the third quarter and first nine months of 2004 to 89% in the third quarter and first nine months of 2005. The increased cost of sales as well as its decreased percentage of sales was due to the inclusion of the operations of the rolled products segment in 2005. The rolled products segment added $231,620 and $811,008 of cost of sales to our consolidated results in the third quarter and first nine months of 2005, respectively; however, as a percentage of revenues, rolled products cost of sales were 86% for the three and nine months ended September 30, 2005. Negatively impacting cost of sales of the rolled products segment in the third quarter and first nine months of 2005 were $1,219 and $7,914, respectively, of non-cash costs associated with the amortization of the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges. Cost of sales from the remaining segments remained constant at 93% of revenues despite higher domestic natural gas prices which increased cost of sales by approximately $1,450 and $4,607 over the prior year’s third quarter and first nine months, respectively. In addition, the bankruptcy of a major customer reduced revenues by $3,200 in the third quarter of the prior year.

On a pro forma basis, cost of sales as a percentage of revenues decreased from 94% and 93% in the third quarter and first nine months of 2004, respectively, to 89% for the 2005 periods due to new rolled products’ customer agreements beginning in January 2005 which resulted in selling prices per pound increasing at a faster rate than the purchase price of both prime and scrap aluminum. Higher domestic natural gas prices and freight costs as well as the non-cash costs associated with the amortization of the write-up of inventory to fair value and purchase accounting adjustments related to natural gas hedges negatively impacted 2005 cost of sales by approximately $4,469 and $18,721 during the three and nine months ended September 30, 2005 as compared to the comparable pro forma periods of 2004. Pro forma cost of sales for the nine months ended September 30, 2004 includes approximately $2,200 of inventory impairment charges recorded by Commonwealth related to the closure of its tube enterprises.

Gross Profit

Gross profit in the third quarter of 2005 increased $40,398, or 215%, compared to the third quarter of 2004 while year to date gross profit increased $129,991, or 207%, from the prior year driven by the inclusion of the rolled products segment and the 2004 bankruptcy of a major customer in the aluminum recycling segment. On a pro forma basis, gross profit for the three and nine months ended September 30, 2005 increased approximately $23,266 and $79,821, respectively, from the comparable periods in 2004 driven by the higher selling prices experienced by the rolled products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $10,992, or 99%, in the third quarter of 2005 compared to the third quarter of 2004 while year to date SG&A expenses increased $27,113, or 72%, from the prior year. As a percentage of revenues, SG&A increased from 3.9% in the third quarter of 2004 to 4.0% during the comparable 2005 period and decreased from 4.4% in the first nine months of 2004 to 3.6 % first nine months of 2005. The increase in SG&A expense in the third quarter is due to higher accruals for incentive compensation in 2005. The decrease in SG&A as a percentage of revenues in the nine months is due to the increased revenues resulting from the acquisition of Commonwealth and the elimination of duplicative general and administrative positions at both Aleris and Commonwealth as part of our restructuring and integration plans. In addition, SG&A expenses for the nine months ended September 30, 2004 included $3,665 of compensation expense related to the April 2004 departure of our former chief executive officer.

On a pro forma basis, SG&A increased by $1,176 in the third quarter of 2005 as compared to the third quarter of 2004 and decreased by $3,614 in the first nine months of 2005 as compared to 2004. As a percentage of revenues, pro forma SG&A increased from 3.6% in the third quarter of 2004 to 4.0% in the third quarter of 2005 as a result of higher accruals for incentive compensation in 2005 as well as higher expense associated with our other postretirement benefit (OPEB) plan resulting from adjustments made through purchase accounting. SG&A as a percentage of revenues decreased from 4.1% in the pro forma nine months ended September 30, 2004 to 3.6% in 2005 as cost savings generated by our restructuring and integration plans as well as the expenses associated with the departure of our former chief executive officer in 2004 more than offset the increased incentive compensation and OPEB costs.

Restructuring and Merger-Related Charges

Restructuring charges recorded in the third quarter of 2005 include $734 of lease termination costs and asset impairments resulting from the closure of a portion of our former headquarters in Irving, Texas. In addition, we incurred $290 of employee relocation benefits related to our previously announced restructuring and integration plans resulting from the acquisition of Commonwealth. In addition to these costs, during the first nine months of 2005, we incurred additional severance, relocation and employee benefits totaling $2,161, an initial impairment charge for the Irving, Texas headquarters of $832 and an $804 asset impairment charge related to idled equipment at our Wendover, Utah recycling facility. See Note C – “Acquisitions.” of the Notes to Consolidated Financial Statements. Restructuring costs included in the pro forma three and nine months ended September 30, 2004 included approximately $5,300 and $18,600, respectively, related to the closure of Commonwealth’s tube enterprises during the second quarter of 2004 and other restructuring initiatives as well as costs associated with the merger.

Interest Expense

Interest expense in the third quarter of 2005 increased $3,134, or 47%, from the third quarter of 2004 and by $10,105, or 51% in the first nine months of 2005 as compared to the prior year period. The increase resulted from higher levels of debt outstanding as a result of the acquisition of Commonwealth. In November 2004 we issued $125,000 of 9% senior notes and amended and expanded our borrowing capacity under our revolving credit facility. Interest expense related to the 9% senior notes totaled approximately $2,800 and $8,400 during the third quarter and first nine months of 2005, respectively, accounting for the majority of the increase in interest expense from 2004. On a pro forma basis, interest expense decreased by $1,233 and $2,847 during the third quarter and first nine months of 2005, respectively, as compared to the similar periods of the prior year.

Unrealized Gains (Losses) on Derivative Financial Instruments

Unrealized gains and losses on derivative financial instruments represent the mark-to-market adjustments recorded through the income statement for those derivative instruments that do not meet the effectiveness tests required under SFAS 133. For derivative instruments that are deemed effective under SFAS No. 133, unrealized gains and losses are recorded in other comprehensive income in our consolidated balance sheet. Upon settlement of such contracts, all previously recognized gains and losses are reversed and gains and losses on settlement are recorded in cost of sales. During the three and nine months ended September 30, 2005, we recorded unrealized gains and (losses) totaling $2,747 and $(10,389), respectively. We recorded unrealized losses of $859 during the third quarter of 2004 and unrealized gains of $640 during the first nine months of 2004.

Income Taxes

Our effective tax rate was 4.2% and 47.0% for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate for the nine months ended September 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets. During the quarter, we reduced our estimated effective tax rate from the 10.8% rate used in the second quarter to 4.2%. This reduction resulted primarily from the tax benefit associated with the reversal of U.S. federal valuation allowance resulting from increased deferred tax liabilities associated with deferred gains on our natural gas hedges. The income tax expense for the three months ended September 30, 2005 includes the impact of this rate reduction partially offset by recorded foreign, state and local income tax expense.

At September 30, 2005 and December 31, 2004, we had valuation allowances totaling approximately $17,000 and $48,604, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain U.S. federal deferred tax assets, foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

Net Income (Loss)

As a result of the factors discussed above, net income (loss) increased to $31,525 and $79,527 in the third quarter and first nine months of 2005, respectively, compared to $(314) and $2,685 in the comparable periods of 2004.

SEGMENT ANALYSIS

The following discussion of the results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 presents consolidated information used by management to evaluate the performance of each business segment.

Rolled Products

The following table presents key operating and financial data for the rolled products segment. Data for 2004 is presented on a pro forma basis, reflecting the operations of Commonwealth (excluding that of its discontinued Alflex subsidiary) for the three and nine months ended September 30, 2004 adjusted to give effect to the merger as if it had occurred on January 1, 2004:

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	Actual 2005	Pro forma 2004		Actual 2005	Pro forma 2004
Pounds shipped	201,079	263,140	(24)%	698,731	758,043	(8)%
Revenues	$270,521	$308,497	(12)%	$942,830	$834,385	13%
Segment income	$35,920	$13,457	167%	$123,724	42,176	193%

Rolled products revenues for the three months ended September 30, 2005 decreased $37,976 as compared to the pro forma revenues for the three months ended September 30, 2004 while year to date revenues increased $108,445 over the pro forma 2004 period. The decrease in revenues during the third quarter resulted from a 24% decrease in pounds shipped which more than offset a 15% increase in the average selling price per pound shipped. The price increase per pound was driven, in part, by the increased price of primary aluminum as evidenced by a 3% year-over-year increase in the average price of P1020 aluminum as well as by increased conversion margins as new customer agreements went into effect in January 2005. The decrease in third quarter volume resulted from customers in certain markets continuing to reduce inventory levels. The increase in year to date revenues resulted from a 23% increase in selling prices per pound, which reflects an 8% increase in the average P1020 price of primary aluminum as well as higher conversion margins. The higher selling prices per pound were partially offset by an 8% reduction in pounds shipped.

Segment income for the three months ended September 30, 2005 increased $22,463 in the third quarter of 2005 as compared to the 2004 pro forma third quarter while year to date segment income increased $81,548 over the 2004 pro forma period. These increases were primarily due to higher material margins which increased approximately 46% and 45% in the third quarter and first nine months of 2005, respectively, from the comparable 2004 pro forma periods as a result of new customer agreements and improved scrap spreads. Partially offsetting these increases in 2005’s third quarter and nine months segment income was $1,219 and $7,914, respectively, of non-cash costs of sales relating to the amortization of the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges and higher freight costs of $1,800 and $6,200, respectively.

Aluminum Recycling

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2005	2004		2005	2004
Pounds processed	503,164	530,399	(5)%	1,521,095	1,566,820	(3)%
Percentage of pounds processed tolled	52%	52%	0%	52%	51%	1%
Revenues	$134,696	$138,072	(2)%	$409,136	$419,682	(3)%
Segment income	$7,987	$4,338	84%	$20,953	$20,225	4%

For the three and nine month periods ended September 30, 2005, overall production decreased 5% and 3%, respectively, compared to the same periods in the prior year. Within this segment, production decreased at our specification alloy operating segment as a result of reduced demand from the automotive industry, while production at our aluminum recycling operating segment was consistent with the prior year levels.

Revenues decreased in both the three and nine month periods ended September 30, 2005 as a result of decreased demand in the automotive industry served by our specification alloy division which offset improved product mix in the aluminum recycling division. 2004 quarter and year to date revenues were negatively impacted by the bankruptcy of a major customer which precluded the recognition of $3,200 of revenues related to products shipped to that customer in the third quarter.

Segment income for the three and nine months ended September 30, 2005 increased from the prior year principally as a result of the 2004 bankruptcy of a major customer, lower accruals for incentive compensation and improved operating performance at our Shelbyville, Tennessee specification alloy facility. Natural gas prices have continued to increase and were 19% higher for both the third quarter and first nine months of 2005, as compared to the 2004 periods. The increased cost of natural gas reduced segment income by approximately $1,430 and $4,050 in the third quarter and first nine months of 2005, respectively.

International

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2005	2004		2005	2004
Pounds processed	273,053	265,608	3%	812,209	780,035	4%
Percentage tolled	59%	61%	(2)%	58%	57%	1%
Revenues	$96,155	$93,472	3%	$299,774	$276,739	8%
Segment income	$2,713	$6,082	(55)%	$10,394	$16,526	(37)%

Third quarter production in 2005 increased from 2004 as a result of the acquisition of Aleris Latasa which contributed 7,700 pounds as well as increased wrought alloy production primarily in Germany. Segment revenues increased $2,683 in the third quarter due to the acquisition of Aleris Latasa in August 2005, which contributed revenues of $6,775, offset by lower revenues in Germany. Our German operations reported a $3,832 decrease in revenues in spite of a 3% increase in production as the traditional summer automotive shut down resulted in a shift to lower priced products. Year to date segment revenues increased $23,035 compared to the prior year periods due primarily to the acquisition of Aleris Latasa as well as a 3% increase in the value of the Euro against the U.S. Dollar, which increased year to date revenues by approximately $7,800. Segment income decreased as tighter scrap spreads resulted in raw material costs increasing relative to selling prices. In addition, third quarter and year to date segment income in 2004 benefited from a $1,000 one-time gain related to the settlement of a dispute with a customer.

Zinc

	Three months ended September 30,		% change	Nine months ended September 30,		% change
	2005	2004		2005	2004
Pounds processed	58,358	67,040	(13)%	171,219	186,115	(8)%
Revenues	$60,149	$51,500	17%	$175,068	$157,570	11%
Segment income	$4,773	$2,384	100%	$14,865	$9,161	62%

Zinc production in the third quarter and first nine months of 2005 lagged prior year periods as a result of weakened demand from galvanizers supplying the automotive industry. The reduction in volume was more than offset by the impact of an approximate 32% and 26% increase in the LME price of zinc in the third quarter and first nine months of 2005, respectively, as compared to prior year periods. Segment income benefited similarly as the rising zinc prices resulted in improved margins.

RECONCILIATION OF SEGMENT INCOME TO EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS

Items required to reconcile segment income to consolidated earnings (loss) before provision for income taxes and minority interests include: corporate selling, general and administrative expenses, restructuring and merger-related charges, interest expense, unrealized gains and losses on derivative financial instruments, interest expense and other income (expense), net.

The following table reconciles segment information to consolidated totals. Significant changes in reconciling amounts for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 are discussed under the “Total Company Analysis” section set forth above:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total segment income	$51,393	$12,804	$169,936	$45,912
Unallocated amounts:
Corporate SG&A expense	(14,372)	(5,457)	(42,368)	(21,350)
Restructuring and merger-related charges	(1,024)	—	(4,821)	—
Interest expense	(9,777)	(6,643)	(30,053)	(19,948)
Unrealized gains (losses) on derivative financial instruments	2,747	(859)	(10,389)	640
Interest and other income, net	291	56	1,326	28

Earnings (loss) before provision for income taxes and minority interests	$29,258	$(99)	$86,631	$5,282

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures from internally generated cash and available credit facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of funds from long-term borrowings and stock issuances. We believe that our cash on hand, available credit resources and our anticipated internally generated funds will be sufficient to fund our operating needs for at least the next twelve months.

Cash Flows from Operations

Cash flows generated from our operating activities were $113,639 in the nine months ended September 30, 2005 as compared to $29,979 in the nine months ended September 30, 2004. Driving this increase was the significant improvement in operating results mainly as a result of the acquisition of Commonwealth. Partially offsetting this increase was an increase of $31,640 in accounts receivable resulting from higher sales during the month of September 2005 as compared to December 2004. However, days sales outstanding have decreased from 41 days at December 31, 2004 to 39 days at September 30, 2005.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect capital expenditures. During the nine months ended September 30, 2005, cash used by investing activities was $50,908 compared to $25,860 in the comparable period of 2004. The increased spending is due to the acquisition of Commonwealth and the related capital spending requirements of the rolled products segment, the construction of our new recycling facility in Deizsau, Germany and the acquisition of Aleris Latasa.

Overall capital expenditures for 2005 are expected to be approximately $58,000. The majority of this amount is planned to be used for the construction of our new recycling facility in Deizsau, Germany, as well as the completion of the Morgantown, Kentucky landfill expansion and Saginaw, Michigan plant expansion.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $15,736 for the nine months ended September 30, 2005, compared to $9,626 for the same time period in 2004. During the nine months ended September 30, 2005 we reduced our outstanding borrowings under our senior credit facility by $50,798, and had no borrowings outstanding under this facility at September 30, 2005. Sources of cash from financing activities included $12,503 from the exercise of 1,174,521 employee stock options, $14,341 of borrowings under our German credit facilities to begin construction of the new recycling facility in Deizsau, and a $9,841 reduction in previously restricted cash which was used to acquire fixed assets and for general corporate purposes. During the nine months ended September 30, 2004, we borrowed an additional $22,391 under the revolving credit facility to fund working capital and capital spending requirements.

As of September 30, 2005, we estimated that our borrowing base would have supported additional borrowings of $259,574 after giving effect to outstanding letters of credit of $15,109. As of September 30, 2005, our total borrowing base was approximately $274,683.

As discussed above, our acquisition of ALSCO was completed on October 3, 2005. After giving effect to approximately $100,000 in borrowings under our senior credit facility and $44,000 of our internally generated cash on hand to pay the purchase price for ALSCO, our cash and cash equivalents and outstanding borrowings under our senior credit facility as of September 30, 2005 would have been approximately $24,444 and $100,000, respectively. ALSCO’s consolidated revenues for the year ended December 31, 2004 were $266,000 and are expected to be approximately $283,000 for the year ending December 31, 2005.

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

Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
EBITDA	$52,095	$13,350	$152,279	$46,000
Interest expense	9,777	6,643	30,053	19,948
Interest income	(533)	(110)	(1,169)	(343)
(Benefit from) provision for income taxes	(2,374)	180	3,806	2,475
Depreciation and amortization	13,593	6,916	39,764	21,113
Minority interest, net of provision for income taxes	107	35	298	122

Net income (loss)	$31,525	$(314)	$79,527	$2,685
Depreciation and amortization	13,593	6,916	39,764	21,113
Benefit from deferred income taxes	(10,970)	(1,622)	(13,407)	(3,756)
Restructuring and merger-related charges:
Expenses	1,024	—	4,821	—
Payments	(1,296)	—	(3,867)	—
Deferred compensation expense	787	170	2,295	664
Equity in earnings of affiliates	74	90	295	135
Unrealized (gains) losses on derivative financial instruments	(2,747)	859	10,389	(640)
Other non-cash charges	1,195	308	3,683	4,849
Net change in working capital	17,037	26,134	(9,861)	4,929

Cash provided by operating activities	$50,222	$32,541	$113,639	$29,979

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

A summary of our significant accounting policies and estimates is included in ITEM 7.–”Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change to our critical accounting policies or estimates during the three and nine months ended September 30, 2005.

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

OVERVIEW OF ALUMINUM RECYCLING AND ZINC DEFERRED METAL HEDGING ACTIVITIES

As of September 30, 2005, our aluminum recycling and zinc segments had net deferred gains of approximately $479 ($297 net of tax) related to metal commodity hedging activities. At December 31, 2004, these segments had net deferred losses of approximately $497 ($308 net of tax).

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

The deferred aluminum hedging positions for the aluminum recycling segment as of September 30, 2005 are summarized below:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales in 2005	(1500)	$(80)	$(49)
Forward sales in 2006	(500)	(19)	(12)
Forward purchases in 2005	2,150	106	66
Forward purchases in 2006	500	24	14

Total notional amount	650	$31	$19

Settled metal hedging contracts (decreased) increased the aluminum recycling segment’s income by $(473) and $(311) during the three months ended September 30, 2005 and 2004, respectively, and by $(1,301) and $462 for the nine months ended September 30, 2005 and 2004, respectively.

Rolled Products

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling segment, the aluminum hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS 133 for deferral of gains and losses. As a result, all aluminum hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the income statement. For the three and nine months ended September 30, 2005, we recorded unrealized gains (losses) of $4,756 and $(8,397), respectively, for open metal hedges and realized (losses) gains of $(36) and $4,061, respectively, for settled metal hedges.

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

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS 133. As a result, VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the income statement. Unrealized (losses) gains on metal hedging transactions, were approximately $(1,935) and $(659) for the three months ended September 30, 2005 and 2004, respectively, and $(2,392) and $840 for the nine months ended September 30, 2005 and 2004, respectively.

ZINC HEDGING

In the normal course of business, we enter into fixed-price forward sales and purchase contracts with a number of our zinc customers. In order to hedge the risk of higher metal prices, we enter into long positions, principally using future purchase contracts. These contracts are settled in the month of the corresponding production or shipment.

At September 30, 2005, our deferred zinc hedging positions are summarized below:

	Metric tonnes	Unrealized (deferred) gain (loss)	Unrealized (deferred) gain (loss), net of tax
Forward sales in 2005	(4,982)	$(451)	$(280)
Forward sales in 2006	(129)	(31)	(19)
Forward purchases in 2005	3,024	599	372
Forward purchases in 2006	1,856	330	205
Forward purchases in 2007	36	1	—

Net notional amount	(195)	$448	$278

Our zinc segment income was higher (lower) by $210 and $346 during the three months ended September 30, 2005 and 2004, respectively, and by $(259) and $673 during the nine months ended September 30, 2005 and 2004, respectively, due to settled zinc metal hedging contracts.

NATURAL GAS HEDGING

Natural gas is the principal fuel used in our processing of aluminum and zinc as well as the production of rolled products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in cost of sales in the same period of the underlying gas purchases. Gains and losses on the settlement of these contracts decreased our consolidated cost of sales by $4,806 and $7,966 for the three and nine months ended September 30, 2005, respectively.

We have entered into forward pricing positions for a portion of our domestic natural gas requirements for 2005 and 2006. We currently have contracts in place to cover about 86% of our natural gas requirements for the next three months and 59% for 2006.

Under the terms of our natural gas swap contracts, we make or receive payments based on the difference between the month-end closing price on the NYMEX and the fixed price agreed to in the swap contracts.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Our natural gas hedging activities as of September 30, 2005 are summarized in the table below:

Amount of natural gas hedged, at period-end, MMBTUs	8,510,000
Deferred gain	$44,934
Deferred gain, net of tax	$27,871

Our international segment had no natural gas hedging activities for the three months ended September 30, 2005.

INTEREST

We have historically funded our operations from our existing credit facilities. Approximately 93% of our outstanding long-term debt as of September 30, 2005 is at fixed rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% change in interest rates prevailing as of September 30, 2005, would not be material to our operating results.

FOREIGN CURRENCY

We are increasingly subject to exposure from fluctuations in foreign currencies. When we consider it appropriate, we will utilize foreign currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. Generally, we have not sought to mitigate foreign currency translation effects through the use of derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of September 30, 2005, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of September 30, 2005.

During the first quarter of 2005, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2004 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Commonwealth, a wholly-owned subsidiary of Aleris International, Inc., from the scope of its assessment of internal control over financial reporting as of December 31, 2004 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We excluded Commonwealth from the 404 Assessment because the Commonwealth acquisition was completed in December 2004, and it was not possible for management to conduct a timely assessment of Commonwealth’s internal control over financial reporting.

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

We reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our Quarterly Report on Form 10-Q for the period ending March 31, 2005 that we had made progress in remediating these material weaknesses in our internal control over financial reporting. During the second quarter of 2005, we completed our remediation efforts, and while management has tested the remediated controls and found them to be operating effectively, the results of our remediation efforts have not yet been evaluated by Ernst & Young LLP, our independent registered public accounting firm. Based on management’s testing of the remediated controls and excluding internal control over financial reporting for our Commonwealth and Aleris Latasa subsidiaries, our chief executive officer and chief financial officer have concluded that Aleris’s disclosure controls and procedures were effective as of September 30, 2005.

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

Changes in Internal Control over Financial Reporting

Other than the remediation actions discussed above, there have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

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

Aleris International, Inc.
(Registrant)

Date: November 8, 2005	By:	/S/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.