Form 10-K
period 2005-12-31
Aleris International, Inc.
filed 2006-03-16
CIK 202890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant was $686,549,137, based on the closing market price of $22.55 per share on June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2006.

Common Stock, $0.10 par value:    31,225,050 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Introductory Note: This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Annual Report on Form 10-K. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A—“Risk Factors,” for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements include statements about plans, objectives, goals, strategies, future events or performance, and assumptions underlying those statements. These forward-looking statements may be identified by words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved.

The financial statements contained in this Form 10-K include the accounts of Aleris International, Inc. and all of its majority owned subsidiaries (which collectively, except where the context otherwise requires, are referred to herein as “we,” “us,” or “our”). The term “VAW-IMCO” refers to our German subsidiary, VAW-IMCO Guss und Recycling GmbH.

On December 9, 2004, we acquired Commonwealth Industries, Inc. when it merged with one of our wholly owned subsidiaries. We changed our name from IMCO Recycling Inc. to Aleris International, Inc. This acquisition resulted in the inclusion of the financial condition and results of operations of Commonwealth with ours effective December 9, 2004. In this Form 10-K, when we refer to 2004 production data calculated, or 2003 and 2004 financial information presented, on a “pro forma” basis, we are giving pro forma effect to the merger with Commonwealth and the financing transactions related to the merger as if they had occurred on January 1, 2003, and are including the results of operations of Commonwealth (excluding that of its Alflex subsidiary, which was sold in July 2004) with ours for all of 2003 and 2004.

Information in this Annual Report on Form 10-K concerning processing volumes, production capacity, rankings and other industry information, including our general expectations concerning the rolled aluminum products and aluminum and zinc recycling industries, are based on estimates prepared by us using certain assumptions and our knowledge of these industries as well as data from third party sources. This data includes, but is not limited to, data from The Aluminum Association and U.S. Geological Surveys. Such sources generally state that the information contained therein is believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third party sources, nor have we ascertained the underlying economic assumptions relied upon therein.

ITEM 1.	BUSINESS

Company Overview

We are a leading North American manufacturer of rolled aluminum products and a global leader in aluminum recycling and the production of specification alloys. We also are a recycler of zinc and a leading U.S. manufacturer of value-added zinc products that include zinc oxide, zinc dust and zinc metal. We possess a combination of low cost and flexible recycling and manufacturing operations. Our facilities are strategically located and well-positioned to service our customers, which include a number of the world’s largest companies in the building and construction, transportation, containers and packaging and metal distribution industries. Revenues from aluminum operations in our rolled products, recycling and international reportable segments represented 90% of our total revenues of $2.4 billion for the year ended December 31, 2005.

We are one of North America’s leading manufacturers of rolled aluminum products, which we produce using the continuous casting process as well as the direct-chill rolling ingot casting process. Substantially all of our rolled aluminum products are produced in response to specific customer orders, including the incorporation of value-added coatings. We sell the majority of our products to end-users for use in building and construction products, transportation equipment and automotive parts, and consumer durables, in addition to distributors. We have ten production facilities located in the U.S. that provide rolled aluminum products to all of the major aluminum consuming regions in the U.S. and Canada. Shipments of rolled aluminum products for the year ended December 31, 2005 totaled 0.9 billion pounds and accounted for approximately 51% of our total 2005 revenues.

We also offer customers a wide range of metals recycling services and specification alloy products through our aluminum and zinc production facilities, which include both U.S. and international operations. Our aluminum recycling operations convert scrap and dross (a by-product of the aluminum melting process) and deliver the recycled aluminum in molten or ingot form. Our specification alloy operations purchase and convert aluminum scrap and other metals into aluminum specification alloys in molten or ingot form. Our specification alloys provide specific properties (including increased strength, formability and wear resistance), as specified by our customers for their particular applications. In addition, we recycle zinc metal for use in the manufacture of galvanized steel and produce value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint, and in other specialty chemical applications. For the year ended December 31, 2005, 50% of the total pounds processed by our recycling and specification alloy operations were under “tolling” arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Tolling arrangements eliminate our metal commodity exposure and reduce our overall working capital requirements. Our recycling and specification alloy production network operates 32 strategically located production plants, 24 of which are located in the United States, three in Germany, two in Brazil, and one in each of Mexico, Wales and the Netherlands. For the year ended December 31, 2005, we processed 3 billion pounds of recycled metal, specification alloys and zinc products, which accounted for 49% of our total 2005 revenues.

Aluminum Industry Overview

The North American aluminum industry totaled 25.1 billion pounds of shipments in 2004 (the latest year for which industry information is available). Aluminum products include flat rolled sheet, castings and extrusions, serving a multitude of end-uses. World growth in aluminum use has far exceeded that of competing metals. Today, aluminum is the world’s second most widely used metal. The U.S. aluminum industry has experienced significant growth as well. Annual U.S. aluminum supply (which includes primary, recycled and imported aluminum) increased 5.7% to 22.3 billion pounds in 2004 compared to 2003.

In the U.S., transportation, containers and packaging, and building and construction are the three largest industrial segments for aluminum. In 2004, these segments accounted for about 69% of total industry shipments. Increasing aluminum content in vehicles has made the transportation segment the largest and fastest growing aluminum segment in the U.S. In 2004, transportation consumed approximately 34% of total shipments while containers and packaging, mainly the production of beverage cans, comprised approximately 20% of annual shipments and building and construction accounted for approximately 15%. Exports, consumer durables, electrical, and machinery and equipment represent approximately 27% of total industry shipments.

Annual U.S. Aluminum Supply (pounds in billions)	2004 Aluminum Shipments by End-use

Aluminum has several characteristics that provide value in many diverse applications. Compared to several substitute metals, such as steel and copper, it is light-weight, has a high strength-to-weight ratio and is resistant to corrosion. These and other qualities have made aluminum the material of choice for dozens of different industries and thousands of different products.

Primary aluminum producers mine bauxite ore and refine the ore into alumina. Alumina is then smelted to form aluminum ingot. These ingots are further processed by aluminum casters, extruders and sheet manufacturers, or they are sold to aluminum traders or to the commodity markets.

Aluminum’s greatest advantage, however, is that it can be recycled again and again without any material decline in performance or quality. Recycling of aluminum provides energy savings of approximately 95% compared to the production of the primary metal, and it lowers capital equipment costs by 90%. In addition, solid wastes associated with the primary production process (like bauxite residue and spent potlinings) are avoided. Due to these benefits, annual production of recycled aluminum has increased by 72%, from 3.9 billion pounds to 6.7 billion pounds from 1984 to 2004. U.S. primary aluminum production has declined significantly over this period as well because of increases in energy, environmental and labor costs. As a result of this decline, primary aluminum’s role in total U.S. aluminum supply has decreased while those of recycled aluminum and imports have expanded. In 2004, the primary aluminum industry accounted for 25% of total domestic aluminum supply while recycled metal provided 30% and imports provided 45% of total domestic aluminum supply.

Competitive Strengths

Leading positions in attractive industrial segments

We are a leading North American manufacturer of rolled aluminum products and a global leader in aluminum recycling and the production of specification alloys. Aluminum industry shipments in the U.S. have grown approximately 2.4% per annum on average since 1982. We believe aluminum’s growth prospects remain attractive due to its superior strength-to-weight ratio, corrosion resistance and its ability to be recycled. Furthermore, in certain industrial segments, such as transportation, aluminum is being used as a substitute for other materials. For example, the amount of aluminum used in the average automobile has increased from 174 pounds in 1991 to 307 pounds in 2005. Additionally, annual production of recycled aluminum has increased by 72%, from 3.9 billion pounds to 6.7 billion pounds, from 1984 to 2004. We believe the trend toward aluminum recycling will continue, driven by its energy savings and lower capital equipment costs as compared to those of primary aluminum producers, and by what we expect will be lower output from U.S. primary aluminum producers. In addition, we believe we will continue to benefit from growth opportunities both in our domestic and international businesses.

Flexible, efficient processing operations

We benefit from the flexibility and efficiency of our manufacturing and recycling operations. Our recycling operations rely on a network of facilities that have rotary and reverbatory melting furnaces, which are among the lowest cost and most efficient furnaces in the industry. We have significant expertise in continuous casting of aluminum, which makes us one of the industry’s lowest cost manufacturers of rolled aluminum products. Additionally, our flexible direct chill process enables us to produce a wide breadth of products. We believe that the combination of these lower-cost, efficient operations following the acquisition of Commonwealth allows for significant operating synergies.

Scrap recycling-based business model

We have the advantage of being able to use either primary or scrap aluminum in the production of rolled aluminum and specification alloy products. Historically, scrap aluminum has consistently been less expensive than primary aluminum. We believe that our use of scrap aluminum will continue to offer cost advantages for our rolled products business. Furthermore, assuming U.S. primary aluminum production continues to decline, our aluminum recycling and specification alloy businesses will offer our customers the logistical benefits of a domestic source of aluminum supply.

Geographically well-positioned manufacturing and distribution networks

Our U.S. recycling and zinc facilities are strategically positioned in manufacturing regions where the majority of aluminum and zinc consumers are located. Moreover, we are situated within close proximity to a number of our large customers, which gives us the ability to provide superior service, including just-in-time delivery of molten metal. Our international operations benefit from similar strategic locations. Examples of our strategic positioning include the following:

•	our U.S. operations are located near major aluminum producers and fabricators, diecasters, automotive companies, steel companies and other processors;

•	our German operations are positioned to serve the European automotive segment, which is leading the increased use of aluminum in new vehicle designs;

•	our Mexican operation is located near many of the largest aluminum casting operations in Mexico; and

•	our Brazilian operations are located adjacent to the largest can sheet manufacturer in Brazil.

Reduced exposure to commodity price fluctuations

Our management seeks to mitigate the impact of metal price fluctuations by:

•	pursuing tolling arrangements, which eliminate exposure to aluminum and zinc price fluctuations where customer metal is available and which accounted for 50% of the total volumes processed in our recycling segment for the fiscal year ended December 31, 2005;

•	using formula pricing in our rolled products business, based on a market-based primary aluminum price plus a conversion fee;

•	aligning metal purchases with metal sales; and

•	hedging open market positions with the use of financial and commodity derivatives.

These techniques minimize both margin risk and inventory risk consistent with the need to allow for continuous operation of production facilities. Additionally, we seek to mitigate the effects of natural gas volatility through the use of financial derivatives as well as through price escalators contained in many of our supply agreements.

Long-term customer relationships

We have long-standing relationships with many of our largest customers including Alcoa Inc. (Alcoa), General Motors Corporation (GM or General Motors), Novelis, Inc., DaimlerChrysler Corporation (DaimlerChrysler), Ryerson Inc., Reliance Steel and Aluminum, Norandex/Reynolds, Thyssen-Krupp and BMW. We believe these relationships are mutually beneficial, offer us a consistent base of customer demand and allow us to plan and manage our operations more effectively. Long-term customer relationships also allow us to be more effective in handling our customers’ needs, thereby providing our customers with superior service. Our close working relationships allow us to offer just-in-time inventory management to customers serving multiple industries. We believe these mutually beneficial relationships also lead to significantly higher customer switching costs. Furthermore, as our customer base has expanded globally, a number of our long-term customers have encouraged us to expand our operations to service them.

Business Strategy

Achieve operating synergies through focused integration

We had initially expected to achieve approximately $25.0 million of annual cost savings to be fully realized within 18 to 24 months of the acquisition of Commonwealth. We currently have achieved synergies from the acquisition of Commonwealth with an annualized run rate of approximately $39.0 million by December 31, 2005. In addition, we expect to achieve approximately $49.0 million of additional synergies resulting from our acquisitions completed during 2005. We anticipate that we will achieve these cost savings by adopting our new metals sourcing initiatives, integrated purchasing, eliminating duplicative costs resulting from shared services and integrating our recycling and specification alloy business with our rolled products business.

Focus on productivity improvements and capacity utilization

We believe there are significant opportunities to reduce our manufacturing costs by implementing Six Sigma-based initiatives, transferring best practices, focusing on improved energy utilization and expanding predictive maintenance practices. We place considerable emphasis on optimizing the utilization of our productive assets. Our production network enables us to reallocate processing work among our various facilities, thereby maximizing asset utilization and balancing demand. We believe these productivity processes will also enable us to optimize working capital and increase cash flow. Where we are unable to improve our operating cost structure and remain competitive, we will take actions to close higher cost facilities. For example, in 2005 we decided to close our Carson, California rolling mill in early 2006 due to the lack of cost competitiveness and process limitations at the facility.

Enhance business and product mix

We believe we have numerous opportunities to enhance our business and improve our product mix. We will seek to enhance the capabilities of our continuous casting operations through manufacturing improvements to produce higher value rolled aluminum products. We believe that increasing the range of alloys produced by this aluminum rolling process could significantly improve our competitiveness, since it is a lower cost manufacturing technique. We also intend to continue to supply higher value alloys targeting the transportation and consumer durable end-uses. Additionally, we will seek to expand our tolling business, which allows for meaningful profit growth potential without significant investment in working capital or exposure to commodity price risk. Our recent acquisition of ALSCO Holdings, Inc. (ALSCO) expanded our building and construction product offerings to include fabricated products and trim sheet. The assets acquired from Ormet Corporation in December 2005 broadened our product offerings to include several new alloys as well as aluminum blanks and rims used in the lighting, transportation and cooking end-uses.

Expand in selected international regions

As our customer base continues to expand globally, a number of our customers have encouraged us to expand our operations into these regions as well. We plan to selectively pursue these opportunities where we are able to secure long-term processing arrangements and where we believe we can achieve attractive returns. To date, our international expansion has been tied primarily to our largest aluminum customers. For example:

•	our German facilities, including our new facility in Deizisau, support European automotive manufacturers such as DaimlerChrysler and BMW;

•	our Wales facility supports Alcoa’s and Novelis’s nearby rolling mills;

•	our Brazilian facilities, including the Tomra Latasa facility acquired in 2005, support Novelis’s beverage can stock operations.

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

Opportunistically pursue acquisition targets and strategic alliances

In recent years, the aluminum industry has seen significant global consolidation among the larger, primary producing suppliers. We believe that a number of acquisition opportunities exist in the rolled products and recycling and specification alloy industries. We will prudently evaluate these opportunities as potential enhancements to our existing operating platforms. We will also consider strategic alliances, where appropriate, to achieve operational efficiencies or expand our product offerings.

Business Segments

Our business is organized into four reportable segments: rolled products, aluminum recycling, international and zinc. See Note O of the Notes to Consolidated Financial Statements.

On a pro forma basis, assuming the acquisition of Commonwealth had occurred on January 1, 2003, the percentages of total revenues by segment for the last three fiscal years were as follows:

	For the year ended December 31
Segment	2005	2004	2003
Rolled products	51%	50%	48%
Aluminum recycling	22%	25%	28%
International	17%	16%	15%
Zinc	10%	9%	9%

Total	100%	100%	100%

Following is a list of each segment’s principal products and services, end-uses, major customers, and competitors:

Segment	Principal products and services	Principal end-use/ product category	Customers	Competitors
Rolled Products	Rolled aluminum products ranging from thickness (gauge) of 0.008 to 0.250 inches in widths of up to 72 inches	Building and construction—roofing, rainware, siding	Alcoa Home Exteriors, Inc., Norandex/Reynolds	Quanex Corporation, Jupiter Industries, JW Aluminum

		Metal distribution	Ryerson Inc., Reliance Steel & Aluminum Co., Thyssen - Krupp	Alcoa, Novelis

		Transportation equipment—truck trailers and bodies	Great Dane, Wabash Alloys L.L.C.	Alcoa, Quanex Corporation

		Consumer durables	Brunswick Corporation, Kroy Building Products, Inc.	Alcoa, Novelis, Jupiter Industries
Aluminum Recycling	Recycles aluminum scrap and dross into recycled metal in molten or ingot form	Common alloy sheet-building and construction	Aleris Rolled Products, Alcoa, Alcan	Scepter, Tennessee Aluminum Processors, Inc.

		Aluminum can sheet—containers and packaging	Alcoa, Logan Aluminum	Scepter, Tennessee Aluminum Processors, Inc., Smelter Service Corporation

	Specification alloys	Automotive	General Motors, Ford Motor Company, Daimler Chrysler, Contech, a unit of SPX Corporation	Wabash Alloys L.L.C.

International	Recycles aluminum scrap and dross into recycled metal in molten or ingot form	Aluminum can sheet	Novelis, Hydro, Alcoa	Trimet

	Specification alloys	Automotive	BMW, DaimlerChrysler, Ford	Remetel, Konzelmann/BUS, Bruch

Segment	Principal products and services	Principal end-use/ product category	Customers	Competitors
Zinc	Zinc oxide	Chemical additive in rubber	All major tire and rubber companies	Horsehead Corporation, Zochem, a division of Hudson Bay Mining and Smelting Co. Limited, Purity Zinc Metals, LLC

	Zinc metal	Galvanizing	Most major steel and after-fabrication hot dip galvanizing companies	Horsehead Corporation, individual zinc smelters

	Zinc dust	Chemical additive in paint and coatings	Most major paint companies	Purity Zinc Metals, LLC, Umicore

Rolled Products

Our rolled aluminum products are produced using the continuous casting process at our facility located in Uhrichsville, Ohio and by the conventional, direct-chill rolling ingot casting process at our multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America. In October 2005, we acquired ALSCO, which operates a continuous pelletizing mill in Richmond, Virginia. As part of our plan to integrate ALSCO, we announced the closure of our Carson, California rolling mill due to its higher cost structure and processing limitations. In addition, we operate coating lines at the Lewisport mill and at our facilities in Bedford, Ohio, Roxboro, North Carolina and Ashville, Ohio. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products are produced in response to specific customer orders. For the year ended December 31, 2005, our North American sales of rolled aluminum products were approximately 0.9 billion pounds.

Aluminum Recycling

We offer customers a wide range of metals recycling services and specification alloy products through our aluminum production facilities. Many of our plants in this segment are located near our major customers’ facilities. The close proximity of these plants to our customers’ facilities allows us to provide deliveries of molten aluminum by customized trucks with hot metal crucibles. The molten aluminum is then poured from the crucible into a customer’s furnace, saving the customer the time and expense of re-melting ingots. This delivery method lowers our customers’ energy and capital expenses as well as metal melt loss, thereby increasing their productivity. In addition, for the year ended December 31, 2005, 52% of the pounds processed by our aluminum recycling segment were under “tolling” arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.

International

Our German operation supplies specification alloys to the European automobile industry and serves other European aluminum industries from three plants that together have an annual aluminum processing capacity in excess of 900 million pounds. We also recycle magnesium scrap and deliver product to several large automotive companies from one of these facilities, as well as from a dedicated magnesium facility in the Netherlands. Our

Swansea, Wales, facility supplies aluminum to a variety of customers. Our facilities in Pindamonhangaba, Brazil supply Brazil’s only can sheet rolling mill and recycle used beverage cans and production scrap for a facility owned by Brazil’s largest manufacturer of aluminum cans. These facilities have a combined annual processing capacity of 200 million pounds. Our facility in Monterrey, Mexico recycles aluminum dross and scrap for several large diecasters. Monterrey has an annual processing capacity of approximately 100 million pounds of aluminum.

Zinc

We recycle zinc metal for use in the manufacture of galvanized steel and produce value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint, and in other specialty chemical applications. Our zinc recycling facilities have an annual processing capacity of approximately 290 million pounds.

Sales and Marketing

Rolled Products

Our rolled aluminum products manufactured by this segment are sold to end-users, as well as distributors, principally for use in building and construction, transportation, consumer durables, electrical, and machinery and equipment industries. Building and construction is the largest industry sector for our rolled aluminum products. Our backlog as of December 31, 2005 and 2004 was approximately $120 million and $62 million, respectively.

Sales of rolled aluminum products are made through the rolled product segment’s own sales force, which is strategically located to provide North American coverage. The majority of our customer sales agreements in this segment are for a term of one year or less.

Aluminum Recycling and International

Principal customers of these segments’ operations use recycled aluminum to produce can sheet, building and construction, automotive and other aluminum products. Sales of our products and services are made by our dedicated U.S. and international sales force. Customarily, agreements with customers in the aluminum recycling industry are short-term. These agreements usually result from a bidding process in which aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, we have historically maintained no significant backlog of orders in this segment.

However, we have long-term contractual arrangements for our aluminum recycling services with a number of our largest customers in these segments, including agreements where we have constructed a recycling facility adjacent to a customer’s plant. The remaining terms of these arrangements as of December 31, 2005 range up to seven years, although many of these arrangements provide for extensions. The majority of our pounds processed under long-term contractual arrangements in these segments are subject to price escalators directly related to production costs such as labor, natural gas and supplies.

See Note O of the Notes to Consolidated Financial Statements for certain financial information by geographic area.

Zinc

Most of our zinc products are sold directly to end-users. Most of our agreements with zinc customers are for a term of one year or less. We historically have maintained no significant backlog of orders for zinc products.

Competition

The worldwide aluminum and zinc industries are highly competitive. Aluminum and zinc also compete with other materials such as steel, plastic and glass for various applications.

Rolled Products

Our rolled product business competes in the production and sale of rolled aluminum sheet products. In the sectors in which we compete, the industry leaders include Alcoa, Novelis, Quanex and Jupiter. In addition, we compete with imported products. We compete with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service.

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

International

The international recycling business is highly fragmented and very competitive. Our major competitors are Trimet for recycling, and Remetel and Konzelmann/BUS for specification alloys. We believe we will be able to compete effectively because of our low cost processing technology.

Zinc

The principal factors of competition in the zinc segment are price, customer service and product quality. Competition is regionally focused due to high freight costs. Competitors in the zinc recycling industry include Horsehead Corporation, Zochem, Purity Zinc Metals and Umicore as well as a large number of regional and local competitors. For zinc metal, we consider both primary and secondary zinc producers to be competitors.

Raw Materials and Supplies

Rolled Products

A significant portion of the aluminum metal used by this segment is purchased aluminum scrap, that is acquired from or through aluminum scrap dealers or brokers. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in the U.S., and that the volume of its purchases assists it in obtaining scrap at competitive prices. The remaining requirements of this segment are met with purchased primary metal, including metal produced in the U.S. and internationally.

Aluminum Recycling, International and Zinc

Aluminum and zinc scrap and dross represent the largest component of cost of sales for these segments. The availability and price of scrap and dross depend on a number of factors outside of our control, including general economic conditions, international demand for these materials and internal recycling activities by primary aluminum producers. Changes in U.S. and worldwide supply and demand for aluminum and zinc scrap have had and will continue to have an effect on the prices that we pay for these raw materials.

The primary sources of aluminum scrap and dross for these segments’ activities include automotive component manufacturers, can stock producers, used beverage cans and aluminum smelters. Many of our aluminum suppliers are also our customers. We also buy aluminum scrap from metal scrap dealers and traders on the open market.

A significant portion of our zinc products is produced from zinc dross and other secondary materials provided by the galvanizing industry. In addition, we purchase primary zinc to produce high-grade zinc and for metals distribution purposes. We purchase our zinc raw materials from numerous suppliers. Many zinc galvanizers that supply us with zinc raw materials are also our customers. The availability of zinc dross is dependent upon the demand for galvanized steel, which has historically paralleled fluctuations in customer demand in the automotive, appliance and construction industries.

Energy Supplies

Our operations are fueled by natural gas and electricity, which represents the third largest component of our cost of sales, after metal and labor costs. We purchase the majority of our natural gas on a spot-market basis. However, in an effort to acquire the most favorable natural gas costs, we have secured some of our natural gas at fixed price commitments. We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our natural gas requirements.

Seasonality

Many of our rolled products, recycling and specification alloy end-uses are seasonal. Demand in the rolled products segment is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling and specification alloy businesses experience greater demand in the winter and spring seasons due to stronger automotive demand. Such factors typically result in higher operating income in the first half of the year.

Employees

As of December 31, 2005, we had a total of approximately 4,200 employees, consisting of approximately 1,150 employees engaged in administrative and supervisory activities and approximately 3,050 employees engaged in manufacturing, production and maintenance functions. Collectively, approximately 36% of our U.S. employees are covered by collective bargaining agreements. Labor relations with employees have been satisfactory.

Environmental

Our operations are subject to environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements.

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

Our aggregate accrual for environmental matters was $12.6 million and $6.4 million at December 31, 2005 and 2004, respectively, which covered all environmental loss contingencies that we have determined to be probable and reasonably estimable. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Currently and from time to time, the Company is a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. At present, we do not believe that any pending matter is sufficiently advanced to lead us to conclude that penalties in excess of $100,000 will be sought by any agency with respect to any single matter.

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

Our two landfill sites have finite lives and we incur costs related to retiring them. The amounts recognized for landfill asset retirement obligations, as of December 31, 2005, were $8.1 million for our Morgantown, Kentucky landfill and $1.8 million for our Sapulpa, Oklahoma landfill. The related asset retirement cost for each facility was capitalized as a long-lived asset (asset retirement cost), and is being amortized over the remaining useful life of the landfills. See Note H of the Notes to Consolidated Financial Statements.

Our expected total expenditures for capital improvements regarding environmental control facilities for 2006 and 2007 are currently expected to be approximately $2.6 million per year.

Internet Address and SEC Filings

Our Internet website address is http://www.aleris.com. We make available on our Internet website for no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.

ITEM 1A.    RISK FACTORS

We urge you to consider carefully the following risks and all other information contained in this report. The occurrence of any of the events described in the risk factors below could materially and adversely affect our financial condition and results of operations.

The operations of Aleris and Commonwealth and the acquisitions of 2005 may not be integrated successfully.

Achieving the anticipated benefits of the combination of Aleris and Commonwealth will depend in part upon our ability to integrate the two businesses in an efficient and effective manner. Our attempts to integrate two companies that have previously operated independently continue to face significant challenges, and we may be unable to accomplish the integration successfully. In addition, we will need to integrate the following businesses acquired during 2005 (2005 Acquisitions): ALSCO (a manufacturer and fabricator of aluminum sheet products for the building and construction industry), certain assets of Ormet Corporation (including rolling mill assets, a recycling operation and an aluminum blanking operation), Alumitech, Inc. (an aluminum recycler and salt cake processor), and Tomra Latasa (a Brazilian aluminum recycler).

In particular, the need to coordinate geographically dispersed organizations and address possible differences in corporate cultures and management philosophies may increase the difficulties of integration. Additionally, we may incur substantial expense in our efforts to integrate the information technology systems of Aleris, Commonwealth and the 2005 Acquisitions, and these efforts may not prove successful. The integration of Aleris and Commonwealth, along with the 2005 Acquisitions, will require the dedication of significant management resources and may temporarily distract management’s attention from the day-to-day businesses of our company. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our company’s businesses and the loss of key personnel.

Any inability of management to integrate the operations of Aleris with Commonwealth and the 2005 Acquisitions successfully could have a material adverse effect on our businesses and financial condition.

If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to achieve all of the operating synergies announced through focused integration, focusing on productivity improvements and capacity utilization, enhancing our business and product mix, expanding in selected international regions, and continuing to pursue acquisition targets and strategic alliances.

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

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions, both domestically and abroad. These conditions include the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to under-perform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may reduce our profitability and adversely affect our financial condition and results of operations. Economic downturns in the national and international economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations.

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

Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be negatively affected. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. While several members of our senior management team had previously worked together and demonstrated a successful track record at a large commodity-based chemical company, they have limited experience in managing a metals company.

Prior to 2005, the financial statements of Aleris and Commonwealth have each reflected in recent periods substantial historical net losses, and any continuation of net losses in the future may reduce our ability to raise needed capital.

Aleris reported net losses for the years ended December 31, 2004, 2003, 2002 and 2001. Commonwealth reported net losses for the years ended December 31, 2003, 2002 and 2001. Our ability to continue operations may become increasingly constrained if we reverse the trend begun in 2005 and begin to incur operating losses as a combined company in the future.

If we report net losses in future periods, our ability to raise needed financing, or to do so on favorable terms, may be limited if losses are taken into account by the organizations that issue investment ratings on our indebtedness. Our debt ratings would remain below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors would not purchase debt securities that are not rated in an investment grade rating category. Also, any rating assigned may not remain in effect for any given period of time and could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating could further increase the combined company’s borrowing costs.

See “—Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility,” below.

We may encounter issues under the Sarbanes-Oxley Act of 2002 that require our management to provide a management report containing an assessment that our internal controls over financial reporting are ineffective.

We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and the related SEC rules, which require our management to assess the effectiveness of our internal control over financial reporting on an annual basis and to include in our Annual Report on Form 10-K management’s report on that assessment, together with an attestation by our independent registered public accounting firm. If there are any “material weaknesses” in internal control over financial reporting that are identified, then our management is not permitted to conclude in its report that our company’s internal control over financial reporting is effective. As defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Although no material weaknesses in internal control over financial reporting were noted as of December 31, 2005, we may experience future material weaknesses. The occurrence of one or more material weaknesses could have an adverse effect on our business, results of operations, financial condition and liquidity.

We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period to period.

Purchases of metal for forward delivery and hedging with futures and options contracts are used to reduce our exposure at any time to the risk of changes in metal prices. Significant increases in the price of aluminum scrap or primary aluminum metal, if not offset by product price increases, would cause our cost of goods sold to significantly increase, negatively impacting our future financial condition and results of operations.

We purchase London Metal Exchange (LME) futures and options contracts to reduce exposure to the risk of changes in metal prices. Despite the use of LME futures contracts, we remain exposed to the variability in prices of scrap metal. While scrap metal is priced in relation to prevailing LME prices, it is also priced at a premium or discount to LME metal (depending on quality of the material supplied). This premium or discount is referred to in the industry as the “scrap spread” and fluctuates depending on market conditions. Further, our rolled products segment is exposed to variability in the market price of a transportation differential (Midwest Premium) charged by industry participants to deliver metal from the smelter to the manufacturing facility. This transportation differential also fluctuates in relation to market conditions. Our rolled products segment follows a pattern of increasing or decreasing its selling prices to customers in response to changes in the Midwest Premium.

Our international and rolled products segments’ metal hedging programs have not met requisite accounting “effectiveness” tests in recent periods and, as a result, unrealized gains and losses on their aluminum metal hedges must be reported in our consolidated results of operations rather than deferred in the consolidated balance sheet. The inclusion of such metal hedging gains or losses in earnings reports produces significant period-to-period volatility in those reports that is not necessarily reflective of our underlying operating performance.

We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

We require substantial amounts of raw materials and energy in our business, consisting principally of aluminum and zinc scrap, primary aluminum and zinc metals and natural gas. Any substantial increases in raw materials or energy costs could cause operating costs to increase and negatively affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. LME primary aluminum metal prices declined by 45% between 1988 and 2002 and rose 70% from December 2002 to December 2005. Metallics (aluminum and zinc scrap, primary aluminum metal and aluminum dross) represent the largest component of our costs of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. Remaining requirements are met with purchased primary metals. We will have no control over the price or availability of these supplies in the future.

The availability and price of aluminum scrap depends on a number of factors outside our control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers. Increased U.S. and worldwide demand for aluminum scrap can have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We often cannot adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the market value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability. In addition, a significant decrease in the pricing spread between aluminum scrap and primary aluminum could make recycling less attractive compared to primary production, and thereby reduce customer demand for our recycling business.

After raw materials and labor costs, natural gas costs represent the third largest component of our cost of sales. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. If natural gas prices remain at current levels or increase further, our financial condition and results of operations may be adversely affected. Although we attempt to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in certain of our long-term supply contracts, we may not be able to eliminate the effects of such cost volatility.

If we were to lose order volumes from any of our largest customers, our sales and revenues could be reduced and our cash flows lessened.

Our business is exposed to risks related to customer concentration. In 2005, our 10 largest customers were responsible for 24% of our consolidated revenues. No one customer accounted for more than 10% of our consolidated combined net revenues in 2005. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and dedicated arrangements with customers where appropriate carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows. At December 31, 2005, approximately $41.3 million of our consolidated accounts receivable were payable by U.S. automobile manufacturers or their direct suppliers.

Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2005, we had approximately $652 million of debt outstanding, excluding approximately $90 million of unused availability under our amended and restated senior revolving credit facility.

Our substantial level of debt and debt service obligations could have important consequences including the following:

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	exposing our cash flow to changes in floating rates of interest such that a 1% increase in floating rates will negatively impact our cash flows by approximately $3.0 million;

•	imposing additional restrictions on the manner in which we conduct our business under financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets;

•	placing us at a competitive disadvantage compared to many of our competitors who have less debt; and

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flow to service debt obligations.

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

In addition, the indenture governing our 10 3/8% senior secured notes and the indenture governing the 9% senior notes contain provisions that prohibit us and our restricted subsidiaries from granting liens in any assets (except for liens in assets securing indebtedness under our amended and restated senior credit facility and other liens permitted under the indentures) to secure any of our or our restricted subsidiaries’ indebtedness, unless the senior secured notes and the 9% senior notes are at the same time secured by liens on an equal and ratable basis with such indebtedness. The existence of these provisions restricts the financing alternatives available to us. The Commonwealth property and equipment added to our consolidated asset base as a result of the merger, and other property and equipment acquired by us in the future, may be less attractive to a particular lender seeking collateral in these and other assets due to the operation of this provision.

We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

Prior to 2005 both we and Commonwealth in recent periods have generated cash flows from operations insufficient to fund our capital expenditure requirements. Our combined operations may not be able to generate sufficient cash flows to service our indebtedness, fund our capital expenditures or provide us with the ability to raise needed financing on terms favorable to us. If we are not able to reduce our high leverage through the generation of cash flow from our business, we would have to do one or more of the following:

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

Our management believes that the combination of reduced expenses due to increased economies of scale in the combined operations, other cost savings expected to result from the acquisition of Commonwealth and recent acquisitions, greater demand and revenues due to an improving economy, initiatives to increase revenues and the resulting opportunity to reduce our leverage over time, will enable us to generate sufficient cash flows to fund our capital expenditures and our other cash needs. However, no assurances can be given that all or any of this will be accomplished. If we are unable over time to generate sufficient cash flows as planned, our ability to expand our business, be profitable and remain solvent would be impaired.

We may not be able to compete successfully in the industry segments we serve, which could reduce our share of industry sales, lower our selling prices and reduce sales volumes, which could reduce operating results and negatively impact our financial condition.

Aluminum competes with other material such as steel, plastic and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills in the United States and Canada (including large, single purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do) and with imported products. We compete with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery and customer service.

We also compete with other aluminum recyclers in segments which are highly fragmented and characterized by smaller, regional operators. The principal factors of competition in our aluminum and zinc recycling business include price, metal recovery rates, proximity to customers, customer service, molten metal delivery capability, environmental and safety regulatory compliance, and types of services offered.

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

Approximately 82% of our total sales volume for the year ended December 31, 2005 was with customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

A growing portion of our sales is expected to be derived from our international operations, which exposes us to certain risks inherent in doing business abroad.

We currently do not have rolled products or zinc operations outside the United States. We have aluminum recycling operations in Germany, the United Kingdom, Mexico, Brazil and magnesium recycling operations in Germany and the Netherlands. We plan to continue to expand our international operations. Our international operations generally will be subject to risks, including:

•	changes in U.S. and international governmental regulations, trade restrictions and laws, including tax laws and regulations;

•	currency exchange rate fluctuations;

•	tariffs and other trade barriers;

•	the potential for nationalization of enterprises;

•	interest rate fluctuations;

•	high rates of inflation;

•	currency restrictions and limitations on repatriation of profits;

•	divergent environmental laws and regulations; and

•	political, economic and social instability.

The occurrence of any of these events could cause our costs to rise, limit growth opportunities and have a negative effect on our operations and our ability to plan for future periods, and subject us to risks not generally prevalent in the U.S.

The financial condition and results of operations of some of our operating entities will be reported in various currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. Dollar against these currencies will have a negative impact on reported revenues and operating profit while depreciation of the U.S. Dollar against these currencies will have a positive effect on reported revenues and operating profit. For example, our German operations were negatively impacted during the second half of 2005 due to the strengthening of the U.S. Dollar against the Euro. We currently do not intend to mitigate this translation effect through the use of derivative financial instruments, which exposes us to risks of currency exchange rate and interest rate fluctuations to a greater degree than if we were to use financial derivative instruments.

Current environmental liabilities, as well as the cost of compliance with and liabilities under health and safety laws, could increase our operating costs, negatively impacting our financial condition and results of operations.

Our operations are subject to environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements.

Processing and manufacturing activities at current and formerly-owned and operated properties and adjacent areas have resulted in environmental impacts requiring remediation. We are subject to indemnification obligations to third parties for certain of these properties. Financial responsibility for the remediation of contaminated property or for the amelioration of damage to natural resources can be imposed on us where current or prior operations have had an environmental impact. Such liability can include the cost of investigating and cleaning up contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property, and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose joint and several liability for some of these damages, meaning that a person can be held liable for all damages even though others were also involved in causing them. Certain environmental laws also impose liability for some of these damages regardless of whether the person causing the damages did so through any unlawful conduct or other fault. As of December 31, 2005, we had accrued $12.6 million for environmental matters and $12.8 million for asset retirement obligations. These costs have not been material to net income (loss) for any accounting period since January 1, 2001. However, future remedial requirements at current and formerly owned or operated properties or adjacent areas, or identification of previously unknown conditions, could result in liabilities in excess of this amount.

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

Our operations are capital intensive. Our total capital expenditures were approximately $62.1 million and $44.8 million for 2005 and 2004, respectively.

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

Approximately 36% of our U.S. employees and 55% of our international employees are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation.

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

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities and one zinc recycling facility, reduced the number of furnaces we operate at other U.S. facilities and announced the closure of one of our rolled products facilities. Continued under-utilization at our U.S. aluminum facilities could result in write-downs and impairment charges. In addition, the carrying value of certain of our properties could be reduced in the future if the fair value of these assets were to decline in the future, resulting in additional asset impairment charges at that time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our production and manufacturing facilities are listed below by segment.

Segment	Location	Owned/Leased
Aluminum recycling	Uhrichsville, Ohio	Owned
	Coldwater, Michigan (2)	Owned
	Morgantown, Kentucky	Owned
	Post Falls, Idaho	Owned
	Shelbyville, Tennessee	Owned
	Sapulpa, Oklahoma	Owned
	Saginaw, Michigan	Owned
	Loudon, Tennessee	Owned
	Chicago Heights, Illinois	Owned
	Goodyear, Arizona	Leased
	Elyria, Ohio	Owned
	Rock Creek, Ohio	Owned
	Cleveland, Ohio	Owned
	Wabash, Indiana	Owned
	Friendly, West Virginia (2)	Owned
	Macedonia, Ohio	Owned

Rolled products	Lewisport, Kentucky	Owned
	Uhrichsville, Ohio	Owned
	Carson, California	Owned
	Bedford, Ohio	Leased
	Roxboro, North Carolina	Owned
	Roxboro, North Carolina	Leased
	Ashville, Ohio	Owned
	Richmond, Virginia	Owned
	Beloit, Wisconsin	Leased
	Terre Haute, Indiana	Owned

International	Töging, Germany	Owned
	Grevenbroich, Germany	Owned
	Deizisau, Germany	Owned
	Monterrey, Mexico	Owned
	Swansea, Wales	Leased
	Pindamonhangaba, Brazil (2)	Owned
	Delftzijl, Netherlands	Leased

Zinc	Houston, Texas (2)	Owned
	Clarksville, Tennessee	Owned
	Millington, Tennessee	Owned
	Coldwater, Michigan	Owned
	Spokane, Washington	Leased

Substantially all of our real property, fixtures and equipment at our U.S. aluminum recycling and zinc facilities are mortgaged to secure indebtedness under our 10 3/8% senior secured notes due 2010. See Note I of the Notes to the Consolidated Financial Statements.

The average operating rates for our wholly owned U.S. aluminum recycling and zinc facilities for 2005, 2004 and 2003 were 78%, 84% and 73%, respectively, of stated capacity. The average operating rate for our rolled products facilities for 2005 was 86% of stated capacity. We permanently closed our Rockwood, Tennessee plant in December 2004. In November 2005, we announced the planned closure of our rolled products facility located in Carson, California as the first phase of our plan to integrate ALSCO.

General Motors has an option to acquire our Saginaw, Michigan facility under its long-term supply agreement with us. This option is exercisable under certain conditions beginning in 2008. If the supply agreement with GM were terminated, GM would then have an option to acquire ownership of the Saginaw facility.

In December 2004, we relocated our principal executive corporate offices to Beachwood, Ohio, and have leased approximately 30,600 square feet there for those purposes. Our aluminum recycling segment offices are also based at that location. We also lease approximately 7,100 square feet of office space in Irving, Texas. This location provides information technology support for our consolidated operations.

In Louisville, Kentucky, we currently lease approximately 10,000 square feet for our rolled products segment offices. In Raleigh, North Carolina, our rolled products segment leases approximately 11,000 square feet for financial, accounting and administrative support functions for ALSCO. In Houston, Texas, our zinc segment owns approximately 30,000 square feet of office space for financial and management functions for our zinc operations. We also have three zinc distribution and sales offices that we lease, which are located in Los Angeles, California, Des Plaines, Illinois and Pittsburgh, Pennsylvania.

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

Our common stock trades on the New York Stock Exchange (trading symbol: ARS). The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock, as reported on the New York Stock Exchange composite tape transactions from January 1, 2004 through December 31, 2005. No dividends were declared or paid during these periods.

Calendar year	Price Range
	High	Low
2004
First Quarter	$10.05	$8.21
Second Quarter	14.68	8.53
Third Quarter	13.82	9.02
Fourth Quarter	17.40	10.31
2005
First Quarter	$27.00	$14.30
Second Quarter	25.94	16.75
Third Quarter	28.60	20.41
Fourth Quarter	35.70	23.45

Cash dividends and repurchases of Common Stock are currently restricted under the terms of our senior credit facilities. See Note I of the Notes to Consolidated Financial Statements.

On March 1, 2006, our outstanding shares of Common Stock were held of record by 350 stockholders.

During the fourth quarter of 2005, we made no unregistered sales of our equity securities.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – 31, 2005	0	—	—	—
November 1 – 30, 2005	0	—	—	—
December 1– 31, 2005 (1)	13,007	$23.79	—	—

Total	13,007	$23.79	—	—

(1)	Purchase of shares by the Company from holders of restricted stock upon the lapse of restrictions to satisfy the holder’s tax withholding obligations. The terms of each purchase were set forth in each holder’s grant of restricted stock and in Commonwealth’s 1997 Stock Incentive Plan assumed by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data as of and for the five years ended December 31:

	For the year ended December 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Revenues	$2,428,974	$1,226,597	$892,015	$687,168	$689,337
Income (loss) before cumulative effect of accounting change	$74,348	$(23,837)	$(812)	$6,864	$(2,722)
Cumulative effect of accounting change, net of tax benefit	—	—	—	(58,730)	—

Net income (loss)	$74,348	$(23,837)	$(812)	$(51,866)	$(2,722)
Net income (loss) per common share:
Basic before cumulative effect	$2.44	$(1.51)	$(0.06)	$0.47	$(0.18)
Basic after cumulative effect	2.44	(1.51)	(0.06)	(3.57)	(0.18)
Dilutive before cumulative effect	2.38	(1.51)	(0.06)	0.47	(0.18)
Dilutive after cumulative effect	2.38	(1.51)	(0.06)	(3.54)	(0.18)

Total assets	$1,554,130	$1,081,149	$550,734	$351,410	$406,954
Long-term debt (excluding current maturities)	$631,024	$412,338	223,176	$14,550	$125,314
Dividends declared per common share	—	—	—	—	—

Our financial position and results of operations have been affected by acquisitions of facilities and companies during certain periods presented. For more information, see Note B and Note C of the Notes to Consolidated Financial Statements. We recorded an impairment charge to goodwill in 2002 as a cumulative effect of an accounting change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is a discussion of our financial condition and results of operations for the periods presented and is intended to help the reader understand the operations of Aleris International, Inc. as well as the industry in which we operate. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K. Our discussion of our financial condition and results of operations includes various forward-looking statements about our industry, the demand for our products and services, and our projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to Item 1A—“Risk Factors.”

This overview summarizes the MD&A, which includes the following sections:

•	Our Business—a general description of our operations and business segments, the aluminum industry and the critical measures of our financial performance.

•	Review of 2005 and Future Outlook—a discussion of the significant factors that impacted our business in 2005 as well as material trends and uncertainties that may impact our operations in 2006 and beyond.

•	Operations Review—an analysis of our consolidated and segment results of operations and production for the years presented in our consolidated financial statements as well as pro forma results for the year ended December 31, 2004.

•	Liquidity and Capital Resources—an analysis of cash flows, EBITDA, exchange rates and contractual and environmental obligations.

•	Critical Accounting Estimates—a discussion of accounting policies that require management to make estimates and judgments.

•	Recently Issued Accounting Standards—a discussion of the impact of recently issued accounting standards that are expected to have an impact on our consolidated financial position, results of operations or cash flows.

Our Business

General

We are a leading North American manufacturer of rolled aluminum products and a global leader in aluminum recycling and the production of specification alloys. We also are a recycler of zinc and a leading U.S. manufacturer of zinc oxide and zinc dust. It is from the manufacture and sale of these products that we generate substantially all of our revenues. Our operating structure is aligned with these product offerings and includes the following four reportable segments:

Rolled products—Our rolled products operations utilize both scrap and prime aluminum to produce rolled aluminum sheet for use in the North American building and construction, distribution and transportation industry segments. We generally do not compete in the aluminum can sheet, foil, aerospace and other industry segments where more exacting tolerances are required. In 2005, approximately 51% of our consolidated revenues and 72% of our consolidated segment income were generated by this segment of our business.

Aluminum recycling and International—Our aluminum recycling and international reportable segments consist of our U.S. and international recycling operations, respectively. These segments melt either company-owned or customer-owned aluminum scrap for use in the automotive, can sheet and other industries. The aluminum recycling and international segments generated approximately 22% and 17% of our consolidated revenues, respectively, and approximately 13% and 6% of our consolidated segment income, respectively.

Zinc—Our zinc business processes zinc scrap as well as primary zinc into various value-added zinc products, including zinc oxide used by tire and other rubber-based manufacturers, zinc dust used by specialty chemicals and paint companies as a corrosion deterrent, and zinc metal used by steel companies in the galvanizing process. We also supply our customers with unprocessed primary zinc for use in their operations. In 2005, approximately 10% our consolidated revenues and 9% of our consolidated segment income were generated by this segment.

The Aluminum Industry

We compete primarily in the aluminum industry. The aluminum industry is highly cyclical and is affected by global economic conditions, industry competition, product development and commercialization. Compared to several substitute metals, it is light-weight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminum’s greatest advantage, however, is that it can be recycled again and again without any material decline in performance or quality.

Aluminum prices are determined by worldwide market forces of supply and demand, and, as a result, they are volatile. The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders and sheet producers and aluminum recyclers. Primary aluminum is a commodity traded and priced daily on the London Metal Exchange (LME). Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingot. These ingots are further processed by aluminum sheet manufacturers to form plate, sheet and foil, or they are sold to aluminum traders or to the commodity markets.

The aluminum sheet industry is composed of producers of rolled aluminum, such as those produced by our rolled products segment, as well as heat treated, can and foil sheet producers. The recycling industry supplies sheet manufacturers and automotive producers and suppliers with aluminum in either molten or ingot form. The recycling industry continues to grow as primary aluminum producers reduce U.S. capacity due to the increasing cost of energy, which is a significant expenditure in the production of primary aluminum.

Measurements of Financial Performance

In addition to analyzing our consolidated operating performance based upon revenues, net income and earnings before interest, taxes, depreciation and amortization (EBITDA), we measure the performance of our operating segments utilizing segment income. Segment income is defined as gross profits less plant and business-specific selling, general and administrative expense. Segment income of each segment is the result of several factors, the most critical of which are as follows:

Rolled products—The critical measures of the performance of our rolled products segment include the following:

•	pounds shipped

•	rolling margin

•	scrap spreads

•	material margin

•	cash conversion costs

The profitability of our rolled products segment is primarily determined by the difference between the per pound selling price and per pound metal cost (including any coating). We refer to this as “material margin.” We price our rolled products using a conversion fee based model, in which we charge customers the prevailing market price for the metal content of their order plus a fee to convert the metal, called the “rolling margin.” Included in our material margin is the impact of differences between changes in the prices of primary and scrap aluminum. As we price our product using the prevailing LME price of aluminum but purchase large amounts of scrap aluminum to produce our products, we benefit when LME price increases exceed scrap price increases. Conversely, when scrap price increases exceed LME price increases, our material margin will be negatively impacted. The difference between the LME price of aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities and by the supply of scrap available. The capital intensive nature of our operations as well as the significant amount of energy (primarily natural gas) required to re-heat and roll aluminum ingot into rolled sheet, results in a significant amount of fixed and variable overhead costs. We measure the effectiveness of our rolling operations by determining the per pound cash conversion costs.

Aluminum recycling and International—Profitability is largely dependent on the level of demand for our recycling services. Increased production will result in lower per unit costs and increased profitability. In addition, recoveries are a key financial measure which we track for these segments. As in the rolled products segment, energy costs are a significant expenditure and have a significant impact on these segments’ profitability. Revenues and margin percentages in these segments are subject to fluctuations based upon the percentage of customer-owned pounds processed. Historically, increased processing under such tolling agreements has resulted in lower revenues while not affecting segment income and generally has also resulted in higher percentages of gross profit and segment income. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our pounds able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements. Segment profitability is not significantly impacted by LME price changes due to the higher percentage of tolling and short time period from order entry to order fulfillment. However, changing scrap spreads can significantly impact segment performance.

Zinc—Our zinc products are priced primarily as a percentage or as a premium of the LME price of zinc. However, as with aluminum scrap prices, zinc scrap price movements do not necessarily match those of the primary market. Therefore, as the LME price increases in excess of the purchase price of zinc scrap, segment income will also increase. Thus, both the level of the LME and scrap spreads are key drivers of segment performance.

Review of 2005 and Future Outlook

We achieved record levels of revenues and net income in 2005, due primarily to the inclusion of the rolled products segment in our consolidated results for the entire year and the achievement of synergies and production efficiencies resulting from the acquisition of Commonwealth. The rolled products segment was created from the acquisition of Commonwealth Industries, Inc. in December 2004 and also includes the operations of ALSCO Holdings, Inc. (ALSCO) since its acquisition in October 2005 as well as certain of the assets acquired from Ormet Corporation since their acquisition in December 2005. See Note B of the Notes to Consolidated Financial Statements. The rolled products segment represented 51% of our consolidated revenues and 72% of our consolidated segment income in 2005. On a pro forma basis, assuming that the results of Commonwealth had been included in our consolidated results for 2004, our consolidated revenues in 2005 would have increased 8% and our consolidated segment income would have increased 84% compared to 2004.

The following discusses the significant financial achievements of 2005:

•	we significantly improved the rolling margins for our rolled products due to strong demand for sheet products;

•	material margins improved 41% as the result of higher rolling margins and improved scrap spreads. Scrap spreads improved due to a greater supply of scrap and a higher LME;

•	zinc prices reached near-record levels, increasing by 32% from 2004 to 2005. Our zinc segment’s results have benefited from the increased price of primary zinc, with segment income increasing 76% compared to 2004;

•	we continued to pursue strategic acquisitions to grow our sales and expand our product offerings. During 2005, we acquired the following businesses or assets:

•	ALSCO, a manufacturer and fabricator of aluminum sheet products for the building and construction industry;

•	certain assets of Ormet Corporation, including rolling mill assets, a recycling operation and an aluminum blanking operation;

•	Alumitech, Inc., an aluminum recycler and salt cake processor. Salt cake is a by-product of the recycling process which can be processed to recover additional amounts of aluminum; and

•	Tomra Latasa Reciclagem (Tomra Latasa), a Brazilian aluminum recycler supplying Brazil’s largest can sheet manufacturer.

These acquisitions expanded our customer base and, through our integration plans, will allow us to more efficiently produce our products.

•	we announced the planned closure of our Carson, California rolling mill in the fourth quarter of 2005 as we began to implement our integration plans related to the purchase of ALSCO. We incurred restructuring charges of $24.3 million in the fourth quarter of 2005, of which $16.3 million was related to non-cash asset impairment charges;

•

we generated operating cash flows of $102.3 million in 2005, allowing us to pay down $50.8 million of debt under our revolving credit agreement, fund U.S. capital spending requirements of $31.6 million, acquire Tomra Latasa and partially pay for the acquisition of ALSCO. As of December 31, 2005, our revolver borrowings were $263.3 million, of which approximately $257 million was used to partially pay for the acquisition of ALSCO and fully fund the purchases of Alumitech and certain assets of Ormet. At December 31, 2005, our availability under our revolving credit facility totaled $89.6 million;

•	our focus on synergy benefits and productivity improvements led to the realization of approximately $39.0 million of annualized cost reductions since the acquisition of Commonwealth, primarily through reduced shared services expense, lower manufacturing costs and reduced procurement costs for metal and non-metal purchases; and

•	we completed our new recycling facility in Deizisau, Germany in the fourth quarter of 2005 and production began in the first quarter of 2006. The facility will supply molten aluminum primarily to DaimlerChrysler.

The year also presented challenges, which included the following:

•	an inventory correction by our distribution and building and construction customers served by our rolled products segment resulted in a period of destocking that lasted for most of the second half of 2005. Although shipments of our rolled products, excluding the impact of businesses acquired in 2005, decreased by 12% from pro forma 2004, the substantial improvement in material margins more than offset the impact of the volume decline;

•	a 33% reduction of our international segment’s income as our German recycling operations were negatively impacted by tighter scrap spreads as a result of higher European scrap demand from China. Sluggish automotive production and the overall slowdown of the European economy also contributed to the decreased financial performance of the segment; and

•	increasing natural gas and fuel costs. Although we attempt to mitigate our exposure to rising natural gas prices by entering into derivative financial instruments that fix the purchase price of natural gas, we remain susceptible to year over year price changes as our hedges are, generally, for terms of one year.

We continue to work towards long-term profitability and growth by focusing on the following opportunities and challenges:

•	the pursuit of our strategy to effect opportunistic acquisitions and strategic alliances;

•	natural gas prices, while having eased in recent months, remain highly volatile and could further impact our results as we have currently hedged only 54% of our estimated U.S. natural gas requirements for 2006. However, we have implemented gas surcharges in our aluminum recycling and rolled products segments which will help mitigate this exposure; and

•	continuing to focus on operational improvements and synergies through Six Sigma-based initiatives.

Operations Review—2005 vs. 2004 vs. 2003

The following provides comparative historical and pro forma financial and operating data. The acquisition of Commonwealth has had a dramatic impact on our operating performance and limited the comparability of our historical operating results. As a result, we have provided pro forma financial information for 2004. The unaudited pro forma information for 2004 has been prepared assuming that Aleris and Commonwealth had been operating together on a consolidated basis since January 1, 2004, and gives effect to the financing transactions related to the acquisition of Commonwealth as if they had occurred at that time (in thousands, except per share data, percentages and pounds).

				Percent Change		Unaudited pro forma Information
						2004	Percent Change 2005 vs. 2004
For the year ended December 31	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Revenues	$2,428,974	$1,226,597	$892,015	98%	38%	$2,244,701	8%
Cost of sales	2,170,715	1,148,711	833,772	89%	38%	2,095,859	4%

Gross profit	258,259	77,886	58,243	232%	34%	148,842	74%
Gross profit as a % of revenues	11%	6%	7%			7%
Selling, general and administrative expense	91,089	54,507	38,808	67%	40%	92,175	(1)%
Restructuring and other charges	29,865	14,912	5,905	*	*	33,741	*
Interest expense	41,886	28,790	15,806	45%	82%	44,448	(6)%
Equity in net loss (earnings) of affiliates	1,560	267	(789)	484%	*	267	484%
Unrealized losses (gains) on derivative financial instruments	18,648	(4,235)	(284)	*	*	(5,002)	*
Interest and other (income) expense, net	(27)	(216)	(550)	(88)%	(61)%	(1,861)	(99)%
Fees on receivables sale	—	—	843	*	*	—	*

Income (loss) before income taxes and minority interests	75,238	(16,139)	(1,496)	566%	(979)%	(14,926)	*
Provision for (benefit from) income taxes	424	7,484	(1,244)	(94)%	702%	7,515	(94)%

Income (loss) before minority interests	74,814	(23,623)	(252)	417%	(9,274)%	(22,441)	*
Minority interests, net of provision for income taxes	466	214	560	118%	(62)%	214	118%

Net income (loss)	$74,348	$(23,837)	$(812)	*	(2,836)%	$(22,655)	*

Net earnings (loss) per common share:
Basic	$2.44	$(1.51)	$(0.06)	*	*	$(0.80)	*
Diluted	2.38	(1.51)	(0.06)	*	*	(0.80)	*

Total Segment Income	$223,432	$54,948	$40,447
Unallocated general and administrative expenses	(58,181)	(32,205)	(20,919)
Unallocated restructuring and other charges	(29,865)	(14,912)	(5,905)
Unallocated interest expense	(41,886)	(28,790)	(15,806)
Unrealized (losses) gains from derivative financial instruments	(18,648)	4,235	284
Unallocated interest and other income (expense), net	386	585	1,246
Fees on receivables sale	—	—	(843)

Income (loss) before income taxes and minority interests	$75,238	$(16,139)	$(1,496)

Total pounds processed (unaudited)	3,365,858	3,379,243	2,956,028	—%	14%
Total percentage tolled (unaudited)	50%	49%	44%	1%	5%
Total pounds shipped, rolled products (unaudited)	922,248	76,803	—	*	*	1,006,384	(8)%

*	Calculation is not meaningful.

Revenues and Production

The following tables show revenues by segment, production data for our rolled products segment, processing data for our recycling segments and the percentage changes from the prior period. Production data for our rolled products segment is as reported for 2005 and on a pro forma basis for 2004 (in thousands, except percentages):

				2005 over 2004 % change	2004 over 2003 % change
For the year ended December 31	2005	2004	2003
Revenues:
Rolled products	$1,246,639	$95,104	$—	*	*
Aluminum recycling	551,398	554,849	479,585	(1)%	16%
International	416,523	371,679	256,386	12	45
Zinc	244,083	206,849	156,044	18	33
Intersegment revenues	(29,669)	(1,884)	—	*	*

Consolidated revenues	$2,428,974	$1,226,597	$892,015	98%	38%

Pounds produced/processed:
Rolled products pounds produced	907,022	987,687	—	(8)%	*

Aluminum recycling pounds processed	2,028,789	2,099,617	1,938,777	(3)%	8%
International pounds processed	1,108,720	1,033,518	778,810	7	33
Zinc pounds processed	228,349	246,108	238,441	(7)	3

Total recycling pounds processed	3,365,858	3,379,243	2,956,028	—%	14%

Percentage tolled:
Aluminum recycling	52%	50%	46%	2%	4%
International	58%	59%	52%	(1)	7
Zinc	1%	1%	3%	0	(2)

Total percentage tolled	50%	49%	44%	1%	5%

*	Calculation is not meaningful.

Our consolidated revenues nearly doubled in 2005, primarily as a result of the acquisition of Commonwealth and our 2005 acquisitions. In addition, our revenues increased due to the rising price of zinc throughout 2005.

For the year ended December 31, 2005, approximately 50% of the aggregate recycling volumes in our aluminum recycling, international and zinc segments consisted of products tolled for our customers. Tolling revenues reflect only our processing costs and profit margin. Our recycling activities also involve processing, recovery and alloying of company-owned aluminum and zinc metal and the production of value-added zinc products for sale by us. The revenues from these sales transactions, referred to herein as “product sales,” include the cost of the metal, as well as the processing cost and our profit margin. Accordingly, tolling business produces lower revenues and costs of sales than product sales business. Variations in the mix between tolling and product sales business could cause revenue amounts to change significantly from period to period while not significantly affecting gross profit.

On a pro forma basis, our revenues would have increased by 8% from 2004. The following indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases in revenues from the 2004 pro forma period to 2005:

	Rolled products	Aluminum recycling	International	Zinc	Consolidated
Price	17%	5%	1%	30%	13%
Volume/mix	(14)	(6)	3	(13)	(10)
Acquisitions *	6	—	8	—	4
Currency and other	(1)	—	—	1	1

Total percentage increase	8%	(1)%	12%	18%	8%

*	Represents the following operations acquired as a result of the acquisitions of 2005: ALSCO in October 2005, certain assets of Ormet in December 2005, Alumitech, Inc. in December 2005 and Tomra Latasa in August 2005.

Revenue increased from 2003 to 2004 due in large part to the acquisition of the remaining 50% interest in VAW-IMCO in March 2003, the acquisition of Commonwealth in 2004 and both higher volumes and rising LME prices within the aluminum recycling and zinc segments in 2004.

Rolled products revenues

Segment revenues for rolled products in 2004 include only the revenue generated from the date of the acquisition of Commonwealth (December 9, 2004) to December 31, 2004. As 2005 includes the Commonwealth operations for the entire year, comparisons of 2005 and 2004 on a reported basis are not meaningful. Revenues from our rolled products segment increased $94.1 million, or approximately 8%, in 2005 as compared to pro forma 2004. The increase resulted from the following:

•	increased selling prices per pound which resulted in a 17% increase in revenues. This increase was due to a 30% increase in rolling margins charged to customers as a result of new customer agreements which began in January 2005 as well as a 12% increase in the LME price of aluminum which was passed on to our customers through our metal plus conversion fee pricing model;

•	a 12% decrease in volumes, excluding the impact of 2005 acquisitions. The decline in volume reduced revenues by 14% and was the result of customer destocking that occurred during much of the third and fourth quarters of 2005. This destocking was the result of high inventory levels built-up by our distribution and building and construction customers over the prior six months. We believe that year-end 2005 inventory levels at our distribution and building and construction end-use customers suggest improved demand in the first quarter of 2006 as compared to the third and fourth quarters of 2005; and

•	the acquired operations of ALSCO contributed $64.9 million of revenues to the segment in 2005, resulting in a 6% increase in segment revenues.

Aluminum recycling revenues

The aluminum recycling segment’s revenues remained unchanged from 2004 to 2005. Reduced volumes from the automotive industry as well as a slight shift from product sales to toll sales and the resultant lower gross revenue were offset by the higher underlying aluminum value of product sales, resulting in unchanged segment revenues in 2005 compared to 2004. The shift to toll agreements, as well as a reduction in total product sales, was a deliberate response to the reduced availability of scrap in certain geographic areas and reduced demand from the automotive industry. The reduced availability of scrap resulted in higher scrap prices during the first half of 2005. In order to limit our exposure to the rising price of scrap aluminum, we shifted a higher percentage of our recycling business to toll.

Segment revenues increased 16% in 2004 as compared to 2003. This increase was due to increases in volumes processed at our aluminum recycling and specification alloy facilities as well as higher aluminum prices in 2004 compared to 2003. The 8% increase in production from 2003 to 2004 resulted from the overall recovery of the U.S. manufacturing sector which rebounded from a prolonged low level of industrial activity. In addition, scrap availability increased in 2004 as foreign buying abated.

International revenues

Revenues from our international segment increased 12% in 2005 as compared to 2004. The acquisition of Tomra Latasa, a Brazilian aluminum recycler supplying Brazil’s largest can sheet manufacturer, increased segment revenues by 8%. In addition, VAW-IMCO’s sales volume increased 4%, which increased segment revenues by approximately 4%, due in part to the recently completed magnesium recycling facility. The international segment’s 7% increase in production was primarily the result of the acquisition of Tomra Latasa which increased segment production by 3%.

Revenues increased 45% in 2004 as compared to 2003. Most of this growth was due to our acquisition of the remaining 50% interest in VAW-IMCO, and, to a lesser degree, reflects our increased operations in Mexico and Brazil.

Zinc revenues

Our zinc segment revenues increased 18% in 2005 compared to 2004 driven by a 30% increase in selling prices, which more than offset a 13% decrease in revenues due to lower production volumes. The increase in selling price was the result of a 32% increase in the LME price of zinc. The 7% reduction in pounds processed was due, in part, to reduced automotive demand during the first half of 2005 as well as the closure of the Hillsboro, Illinois facility and management’s decision to forego lower margin business.

Revenues increased 33% in 2004 compared to 2003. This increase was due almost entirely to the overall increase in the LME price of zinc. The price of zinc increased approximately 27% during 2004 and production increased 3%.

Segment income and gross profit

We measure the profitability of our segments using segment income. Segment income includes gross profit as well as segment specific selling, general and administrative expenses, equity losses of our recycling joint venture and other income attributable to the segments. Beginning in 2005, management does not consider impairment charges and unrealized (losses) gains on derivative financial instruments within segment income. Prior periods have been adjusted to conform to this presentation. See Note O of the Notes to Consolidated Financial Statements. The following table shows the total income for our segments, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profit (in thousands, except percentages):

				2005 over 2004 % change	2004 over 2003 % change
For the year ended December 31	2005	2004	2003
Segment income:
Rolled products	$160,604	$(3,115)	$—	*	*
Aluminum recycling	28,589	26,405	18,526	8%	43%
International	13,253	19,704	17,026	(33)	16
Zinc	20,986	11,954	4,895	76	144

Total segment income	$223,432	$54,948	$40,447	307%	36%

Items not included in gross profit:
Segment selling, general and administrative expense	$32,908	$22,302	$17,890	48%	25%
Equity in loss (earnings) of affiliates	1,560	267	(789)	*	*
Other income	359	369	695	(3)%	(47)

Gross profit	$258,259	$77,886	$58,243	232%	34%

*	Calculation is not meaningful.

Rolled products segment income

As with revenue from the rolled products segment, segment income for 2004 includes the operating results of Commonwealth from December 9, 2004 to December 31, 2004. As a result, comparisons to 2005 segment performance are not meaningful. On a pro forma basis, rolled products’ segment income was $63.1 million in 2004. The $97.5 million, or 155%, increase in segment income from pro forma 2004 to 2005 was due primarily to a 41% increase in material margins in 2005 which increased segment income by an estimated $145 million. The material margin increase was driven by improved rolling margins as a result of new customer agreements, as well as widening scrap spreads. Productivity improvements and synergistic benefits from the acquisition further improved segment operating results by an estimated $12.0 million in 2005. These improvements and benefits relate to reduced procurement, insurance and employee costs. Partially offsetting these increases were a 12% decrease in volume which resulted in a $48.2 million reduction in segment income in 2005 as well as higher natural gas and freight costs which reduced segment income by $8.4 million. The requirement to write-up acquired inventories to fair value through purchase accounting for Commonwealth and ALSCO reduced segment income by approximately $6.2 million in 2005 and $5.4 million in 2004.

Aluminum recycling segment income

The increase in segment income from 2004 to 2005 was the result of a customer bankruptcy that reduced segment income by $3.2 million in 2004. Excluding that item, segment income would have decreased by approximately $1.0 million from 2004 as a result of lower production volumes, higher natural gas costs and additional losses from our recycling joint venture. Natural gas costs continued to rise during 2005, increasing by 21% over 2004. These higher costs decreased segment income by approximately $5.8 million. In December 2005, we impaired a recycling joint venture investment, recording additional losses of $1.2 million. Substantially offsetting these items were productivity improvements and merger related synergies relating to improved gas usage, operational efficiencies and savings related to insurance and workers compensation.

In 2004, the aluminum recycling segment benefited from favorable scrap spreads and an 8% increase in production volume compared to 2003 as a result of the overall recovery of the U.S. manufacturing sector which rebounded from a prolonged low level of industrial activity.

International segment income

Income from our international segment decreased due primarily to the increasing cost of scrap aluminum in Germany which more than offset the $1.2 million of segment income generated by the recently acquired Tomra Latasa operations. The average price of VAW-IMCO’s raw materials increased 3% in 2005 while the average selling price was consistent with the prior year. This tightening of scrap spreads resulted in an estimated $10.4 million decrease to segment income in 2005 and was partially offset by a 4% increase in pounds sold.

Segment income in 2004 increased compared to 2003 due primarily to the inclusion of VAW-IMCO in our consolidated results for the full year compared with only 10 months in 2003 and improved operating results at our Latin American facilities. VAW-IMCO contributed $13.5 million to segment income in 2003 and $14.0 million in 2004.

Zinc segment income

Our zinc segment reported significantly higher profitability in 2005 compared to 2004 as a result of the increase in the LME price of zinc. Our zinc segment prices its product at a premium to the prevailing LME price and, as LME prices rise, our zinc operations benefit. The higher zinc prices increased segment income an estimated $14.1 million in 2005 as compared to 2004 and more than offset lower production volumes. Productivity and recovery improvements further improved segment operating results in 2005.

In 2004, zinc prices rose throughout the year increasing the overall margins for our zinc products as compared to 2003. In 2004, we closed our Hillsboro, Illinois oxide facility and transferred some production of zinc oxide to our Clarksville and Millington, Tennessee facilities.

Other expense and income items

(in thousands, except percentages)

				2005 over 2004 % change	2004 over 2003 % change
For the Year Ended December 31	2005	2004	2003
Selling, general and administrative expense	$91,089	$54,507	$38,808	67%	40%
Interest expense	41,886	28,790	15,806	45	82
Restructuring and other charges	29,865	14,912	5,905	100	153

Selling, general & administrative expense

As a percentage of revenues, selling, general and administrative expense decreased from 4.4% in 2004 to 3.8% in 2005 due, in part, to $3.7 million of compensation expense related to 2004 executive severance and the elimination of duplicative general and administrative positions as part of our restructuring and integration plans. Partially offsetting these items were higher accruals related to compliance with the Sarbanes-Oxley Act of 2002 and incentive compensation accruals under our management and employee incentive plans. On a pro forma basis, 2005 selling, general and administrative expenses were comparable to 2004 with higher incentive compensation accruals and Sarbanes-Oxley costs offset by the elimination of redundant positions.

Selling, general and administrative expense increased significantly in 2004 compared to 2003 but remained at a constant 4.4% of revenues. Executive severance costs, the inclusion of one month’s expenses of Commonwealth, the increased costs of compliance with the Sarbanes-Oxley Act and the inclusion of VAW-IMCO within our consolidated results for the entire year in 2004, accounted for the increase.

Interest expense

Interest expense increased in 2005 compared to 2004 primarily due to higher levels of debt resulting from the acquisition of Commonwealth and the acquisitions of ALSCO, certain assets of Ormet, Alumitech and Tomra Latasa. During 2005, our average debt outstanding increased from $267.8 million in 2004 to $421.1 million in 2005. For 2004, interest expense was higher than 2003 primarily due to the October 2003 refinancing of substantially all of our debt and because of the addition of debt related to the acquisition of Commonwealth. In connection with the acquisition of Commonwealth, in November 2004 we sold $125 million of 9% senior unsecured notes and amended and expanded the borrowing capacity of our revolving credit facility. See Note I of the Notes to Consolidated Financial Statements.

Restructuring and other charges

The restructuring charges of $29.9 million recorded in 2005 relate primarily to the planned closure of our rolled products facility in Carson, California. The closure relates to our acquisition of ALSCO and resulted from our determination that the rolling operations at ALSCO’s Richmond, Virginia facility are more efficient and cost effective. The closure will result in the elimination of 180 hourly and salaried personnel by June 30, 2006. The impairment charge totaled $24.3 million and consisted of non-cash asset impairment charges of $16.3 million, severance and other employee related benefit costs of $5.5 million and other exit costs of $2.5 million. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that will be moved to other Aleris facilities as the expected undiscounted cash flows of those assets is sufficient to recover their carrying value.

We recorded the following additional restructuring and impairment charges in 2005:

•	a non-cash asset impairment charge of $0.8 million to write-down previously idled assets at our closed Wendover, Utah recycling facility to their estimated fair value. The charge was the result of management’s determination that the assets would not be relocated and utilized at other Aleris operations.

•	severance and other termination benefits totaling $2.8 million related to the acquisition of Commonwealth. As part of the acquisition, we eliminated certain administrative positions at both the former Commonwealth headquarters and at our headquarters. As of December 31, 2005, 35 of the 47 Aleris employees to be severed have left their positions. All employees affected by the acquisition of Commonwealth are expected to leave their positions by March 31, 2006.

•	lease termination costs of $1.2 million and non-cash asset impairment charges of $0.3 million related to the closure of our former headquarters in Irving, Texas.

In 2004, we recorded $14.9 million of charges primarily related to our initial plans to integrate Commonwealth. The charges consisted of employee severance and benefit costs, and accelerated vesting of non-vested shares and share units. In addition, we recorded asset impairment charges totaling $4.2 million related to certain of our recycling facilities.

In 2003, we recorded asset impairment charges of $5.9 million to adjust long-lived assets at certain of our aluminum recycling sites, including assets held for sale, to their estimated fair value.

We evaluate the performance of our reportable operating segments exclusive of restructuring and other charges. As a result, the amounts discussed above have not been included in segment income but have been recorded at the corporate level. See Note C of the Notes to Consolidated Financial Statements.

Provision for (benefit from) income taxes

Income tax expense was $0.4 million in 2005 compared to $7.5 million in 2004. The 2005 income tax expense consists of a provision of $0.1 million from international jurisdictions and $0.3 million in the United States. A significant portion of the federal valuation allowance was reversed in the current year as federal net operating losses were utilized to offset taxable income. Management released the majority of the remaining federal valuation allowance at the end of the year based upon current year positive evidence that it is more likely than not that our future taxable income, including reversals of taxable temporary differences, would be substantial enough to realize our net U.S. deferred tax assets. This positive evidence included a change from an overall U.S. net deferred tax asset position to an overall net deferred tax liability position at the end of 2005. The change was primarily the result of the utilization of federal net operating losses during the year along with a deferred tax liability of approximately $17.2 million from the acquisition of ALSCO. Additionally, the company is no longer in a cumulative loss position for the current and prior two years, which together with strong projections of future taxable income, including the reversal of taxable temporary differences, led management to conclude that it is more likely than not that the deferred tax assets will be realized. The reversal of valuation allowance in the U.S. decreased income tax expense by $27.9 million. At December 31, 2005, we had $30.7 million of valuation allowance remaining, which consisted of $0.9 million related to U.S. federal deferred tax assets, $21.5 million related to state deferred tax assets (net of federal benefit), and $8.3 million related to our international operations.

Income tax expense was $7.5 million in 2004 compared to a benefit of $1.2 million in 2003. The 2004 income tax expense consisted of a provision of $8.4 million from international jurisdictions and a $0.9 million domestic tax benefit. Management determined the need at year end 2004 for a valuation allowance against the U.S. net deferred tax assets that existed prior to the acquisition of Commonwealth. This determination was based on the fact that we changed from a net deferred tax liability position to a net deferred tax asset position as of the end of 2004, combined with the negative evidence of current year tax losses and cumulative losses in recent years. Even though we were projecting future taxable income, management did not believe that this subjective positive evidence was enough to overcome the objective negative evidence of current year tax losses and cumulative losses in recent years to conclude that it was more likely than not that our future taxable income would be substantial enough to realize our net U.S. deferred tax assets. The acquisition of Commonwealth resulted in $21.3 million of additional net deferred tax assets. We recorded a full valuation allowance against these net deferred tax assets through purchase accounting, again due to Commonwealth’s historical cumulative losses in recent years prior to the acquisition.

In establishing valuation allowances for the company’s net deferred tax asset position and the net deferred tax assets resulting from the Commonwealth acquisition, management also considered federal income tax regulations regarding change in ownership which serve to limit the amount of net operating loss and tax credit carry forwards, which can be utilized in any given year.

At December 31, 2004, except for deferred tax assets related to a portion of the foreign tax credit that can be carried back against prior year taxes, all of our U.S. net deferred tax assets were offset by these valuation allowances.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures from internally generated cash and available credit facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of available cash, funds from long-term borrowings and equity issuances. We believe that our cash on hand and our anticipated internally generated funds will be sufficient to fund our current level of operational needs for at least the next twelve months.

Cash Flows from Operating Activities

Cash flows from operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

For the year ended December 31	2005	2004	2003
Operating activities:
Net income (loss)	$74,348	$(23,837)	$(812)
Depreciation and amortization	54,952	30,627	29,687
(Benefit from) provision for deferred income taxes	(5,701)	223	(4,066)
Equity in loss (earnings) of affiliates	1,560	267	(789)
Restructuring and other charges:
Expenses	29,865	14,912	5,905
Payments	(5,898)	(5,070)	—
Deferred compensation expense	3,455	2,248	841
Unrealized losses (gains) on derivative financial instruments	18,648	(4,235)	(284)
Other non-cash charges	4,546	8,754	3,259
Changes in operating assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	(23,372)	(2,931)	11,879
Accounts receivable sold	—	—	(61,300)
Inventories	(56,940)	(23,307)	(12,639)
Other assets	9,567	(3,244)	726
Accounts payable and accrued liabilities	(2,753)	7,696	19,341

Net cash provided by (used in) operating activities	$102,277	$2,103	$(8,252)

Cash generated from operating activities increased significantly in 2005 as a result of our improved operating results. The positive impact of our improved operations was partially offset by significant payments for restructuring liabilities which totaled approximately $9.7 million in 2005 and the rising LME prices of zinc and aluminum which increased inventories and receivables. In anticipation of the closure of the Carson rolling mill, our rolled products segment increased production during the fourth quarter, resulting in higher inventory levels as of December 31, 2005. As with the increase in inventories and receivables, accounts payable increased primarily due to the higher prices of raw materials purchased in December 2005.

One of our key internal performance indicators is the number of our days sales outstanding as it provides an indication of the overall quality of our receivables portfolio as well as the effectiveness of our collection efforts. The following table shows the days sales outstanding:

December 31	2005	2004	2003
Days sales outstanding	43	41	46

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect our spending on acquired businesses and capital projects. Cash flows from investing activities for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

For the year ended December 31	2005	2004	2003
Investing activities:
Payments for property and equipment	$(62,115)	$(44,825)	$(20,807)
Proceeds from sale of property and equipment	5,431	72	105
Purchase of businesses, net of cash acquired	(317,696)	6,050	14,488
Other	482	(186)	992

Net cash used in investing activities	$(373,898)	$(38,889)	$(5,222)

During the year ended December 31, 2005, net cash used in investing activities was $373.9 million compared to a use of cash of $38.9 million in 2004. The difference between these two periods was primarily due to the acquisitions of ALSCO, certain assets of Ormet, Alumitech and Tomra Latasa. In addition, capital spending increased in 2005 compared to 2004. The increase was primarily due to the inclusion of a full year of capital spending for our rolled products segment as well as the completion of our third German recycling facility in Deizisau, Germany. Rolled products capital spending was $11.1 million compared to less than $2.0 million for one month of 2004 and spending on our German recycling facility totaled $26.6 million in 2005. The majority of our spending in 2004 was in our international segment as we began construction on the Deizisau recycling facility and constructed a magnesium recycling facility in Töging, Germany. In addition, we neared completion of our Saginaw expansion and began an addition to our Morgantown landfill. Capital expenditures for 2006 are anticipated to be approximately $63.0 million and will primarily be financed through available cash. Major projects include expansions at both the Lewisport, Kentucky and Uhrichsville, Ohio rolling mills.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Cash flows from financing activities for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

For the year ended December 31	2005	2004	2003
Financing activities:
Net proceeds from (payments on) long-term revolving credit facility	$212,413	$17,806	$(61,009)
Proceeds from issuance of long-term debt	29,132	137,434	145,569
Payments on long-term debt	(1,170)	(125,000)	—
Change in restricted cash	9,824	12,984	(24,846)
Settlement of VAW-IMCO redemption liability	—	—	(26,046)
Minority interests	(690)	(405)	(930)
Debt issuance costs	(1,844)	(10,374)	(11,553)
Proceeds from exercise of stock options	13,576	6,116	—
Other	76	155	(474)

Net cash provided by financing activities	$261,317	$38,716	$20,711

During 2005, we repaid the amounts outstanding as of January 1, 2005 under our amended revolving credit facility. During the fourth quarter, we used funds from the revolver to partially pay for the acquisition of ALSCO, and to fully fund the acquisition of Alumitech and the acquisition of certain assets of Ormet well as to fund our increasing working capital. At December 31, 2005, we had approximately $89.6 million available for borrowing under our revolving credit facility. See Note I of the Notes to Consolidated Financial Statements.

Due to the significant increase in our share price, as well as the fact that many former employees of Aleris and Commonwealth were required to exercise their options within six months of the termination of their employment, 1,257,635 options were exercised during 2005, resulting in cash proceeds to Aleris of $13.6 million. The proceeds from the issuance of long-term debt related to new international borrowings to fund the construction of our new German recycling facility. These funds are to be repaid in quarterly installments through 2010.

In 2004, we issued $125 million of 9% senior notes and amended our existing revolving credit agreement in connection with the acquisition of Commonwealth. See Note I of the Notes to Consolidated Financial Statements. We used these funds to purchase properties from Commonwealth, which, in turn used the funds to redeem or purchase its existing $125 million 10  3/4% subordinated notes and to purchase receivables previously sold under the terms of Commonwealth’s receivables financing agreement. In 2003, we refinanced almost all of our long-term international and domestic debt obligations and settled our VAW-IMCO redemption liability. In 2004, we used $15.7 million of restricted cash available for capital spending purposes. See Note I of the Notes to Consolidated Financial Statements.

As a result of the significant increase in the LME price of aluminum during the fourth quarter of 2005, VAW-IMCO recorded unrealized losses on its derivative financial instruments totaling 7,628 Euros. This resulted in VAW-IMCO failing to meet the required interest coverage calculations related to each of its credit facilities. The lenders have waived the violation and we believe that we will be in compliance with the covenants for all of 2006. The debt remains classified as long-term, with the exception of the amounts due within one year based on the terms of the agreements. We are in compliance with the terms and conditions of our remaining debt obligations.

EBITDA

We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, our management believes that certain non-GAAP performance measures, which management uses in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-GAAP financial measure that we believe provides investors and other users of our financial information with useful information. Management uses EBITDA as a performance metric and believes this measure provides additional information commonly used by our stockholders, noteholders and lenders with respect to the performance of our fundamental business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs.

Our EBITDA calculations represent net income (loss), before interest income and expense, provision for (benefit from) income taxes, depreciation and amortization, and minority interests. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our senior revolving credit facility and outstanding senior secured notes. EBITDA should not be construed as an alternative to net income (loss) as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under our indenture for our outstanding notes and the credit agreement for our senior revolving credit facility.

Our reconciliation of EBITDA to net income (loss) and net cash from operating activities is as follows (in thousands):

For the year ended December 31	2005	2004	2003
EBITDA reconciliations:
EBITDA	$170,406	$42,564	$43,404
Interest expense	41,886	28,790	15,806
Interest income	(1,670)	(714)	(593)
Provision for (benefit from) income taxes	424	7,484	(1,244)
Depreciation and amortization	54,952	30,627	29,687
Minority interests, net of provision for income taxes	466	214	560

Net income (loss)	$74,348	$(23,837)	$(812)

Depreciation and amortization	54,952	30,627	29,687
Provision for (benefit from) deferred income taxes	(5,701)	223	(4,066)
Equity in losses (earnings) of affiliates	1,560	267	(789)
Restructuring and merger related charges:
Expenses	29,865	14,912	5,905
Payments	(5,898)	(5,070)	—
Deferred compensation expense	3,455	2,248	841
Unrealized losses (gains) on derivative financial instruments	18,648	(4,235)	(284)
Other non-cash charges	4,546	8,754	3,259
Net change in working capital:
Accounts receivable	(23,372)	(2,931)	11,879
Net change in accounts receivable sales facility	—	—	(61,300)
Inventories	(56,940)	(23,307)	(12,639)
Other assets	9,567	(3,244)	726
Accounts payable and accrued liabilities	(2,753)	7,696	19,341

Net changes in working capital	(73,498)	(21,786)	(41,993)

Net cash provided by (used in) operating activities	$102,277	$2,103	$(8,252)

Exchange Rates

During 2005, the overall strengthening of the U.S. Dollar against other currencies resulted in unrealized currency translation losses that decreased our equity by $6.6 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. Dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities.

During 2005, the currency most responsible for unrealized currency translation losses was the Euro which decreased in value against the U.S. Dollar by approximately 13%.

The Euro is the functional currency of our VAW-IMCO facilities. The British Pound is the functional currency of our Wales facility. The Brazilian Real is the functional currency of our Brazil facility, and the Mexican Peso is the functional currency of our Mexican facility.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table shows our significant contractual cash obligations as of December 31, 2005 (in thousands):

	Cash payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt obligations	$651,837	$20,813	$9,785	$476,858	$144,381
Interest on long-term debt obligations	217,530	34,063	68,126	63,052	52,289
Estimated postretirement benefit payments	43,109	4,042	8,369	8,743	21,955
Estimated pension funding	14,928	14,928	—	—	—
Operating lease obligations	19,370	7,952	8,507	2,647	264
Estimated payments for asset retirement obligations	17,453	3,722	5,171	2,702	5,858
Raw material purchase obligations	1,479,361	441,898	261,928	258,600	516,935
Natural gas purchase obligations	56,345	55,037	1,308	—	—

Total	$2,499,933	$582,455	$363,194	$812,602	$741,682

For further information on long-term debt obligations, see Note I of the Notes to Consolidated Financial Statements. Interest includes only the expected cash payments for interest under our 10 3/8% senior secured notes, 9% senior notes and our fixed rate industrial revenue bonds. Our other debt instruments carry variable interest rates for which estimating future interest payments is not practicable.

Our estimated funding for our U.S. pension and other postretirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. See Note J of the Notes to Consolidated Financial Statements. Estimated funding of our pension plans beyond 2006 will depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2006 is not practicable.

Operating lease obligations are payment obligations under leases classified as operating. Most leases are for a period of less than one year, but some extend for up to five years, and are primarily for items used in our manufacturing processes.

Our estimated payments for asset retirement obligations are based on management’s estimates of the timing and extent of payments to be made to fulfill legal or contractual obligations associated with the retirement of certain long-lived assets. Amounts presented represent the future value of expected payments. See Note H of the Notes to Consolidated Financial Statements.

Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependant upon the prevailing LME metal prices at the time of deliver, market metals prices as of December 31, 2005, as well as natural gas purchases using contractual prices. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary substantially from the amounts shown above. See Note N of the Notes to Consolidated Financial Statements.

Environmental

Our operations, like those of other basic industries, are subject to federal, state, local and international laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (2) impose liability for costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this Annual Report on Form 10-K. See Item 1—“Business—Environmental”.

From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. However, we believe that any such non-compliance with such environmental laws would not have a material adverse effect on our financial position or results of operations. See Note N of the Notes to Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of our derivative instruments under SFAS No. 133, allowances related to accounts receivable, workers’ compensation liabilities, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note A of the Notes to Consolidated Financial Statements.

The following critical accounting estimates are used to prepare the consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market. We review our inventory values on a regular basis to ensure that their carrying values can be realized. Cost is determined using either a specific identification method or a weighted average cost per product sold, and includes an allocation of average manufacturing labor and overhead costs to work-in-process and finished goods. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. As the ultimate realizable value of most of inventories are based upon the LME price of aluminum and zinc, future changes in those prices may lead to the determination that the cost of some or all of our inventory will not be realized and we would then be required to record the appropriate adjustment to inventory values.

Long-lived assets and amortizable intangible assets

We review the carrying value of property and equipment to be held and used as well as amortizable intangible assets when events or circumstances indicate that their carrying value may not be recoverable. Factors that we consider important that could trigger an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates, which may be affected by the occurrence of certain events, including changes in economic and competitive conditions.

Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill annually and more frequently in certain circumstances. We have elected to test for impairment on December 31 of each year. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes allocated goodwill. These projections include assumptions about aluminum and zinc prices, material margins, as well as natural gas and other operating costs. Due to the inherent volatility of commodity prices, actual results may vary from these projections, and could require an adjustment to be recorded. Other key assumptions used to determine the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on our current cost of capital, adjusted for the risks associated with our operations.

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

Based on our calculations, none of our recorded goodwill was determined to be impaired at December 31, 2005. However, we cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the overall economic environment on our customer base, or a material negative change in our relationships with significant customers. In addition to the overall assumptions used to determine each reporting unit’s cash flows, the estimates of terminal year growth rates and the discount rate can have a dramatic impact on the determination of the discounted cash flows of each reporting unit. Our determination of these rates represents management’s best estimate but they are subject to change over time.

Credit Risk

We recognize our allowance for doubtful accounts based on our historical experience of customer write-offs as well as specific provisions for customer receivable balances. In establishing the specific provisions for uncollectible accounts, we make assumptions with respect to the future collectibility of amounts currently owed to us. These assumptions are based upon such factors as the customer’s ability to meet and sustain their financial commitments, their current and projected financial condition and the occurrence of changes in their general business, economic or market conditions that could affect their ability to make required payments to us in the future. In addition, we provide reserves for customer rebates, claims, allowances, returns and discounts based on, in the case of rebates, contractual relationships with customers, and, in the case of claims, allowances, returns and discounts, our historical loss experience and the lag time between the recognition of the sale and the granting of the credit to the customer. Our level of reserves for our customer accounts receivable fluctuates depending upon all of these factors. Significant changes in required reserves may occur in the future if our evaluation of a client’s ability to pay and assumptions regarding the relevance of historical data proves incorrect. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows. At December 31, 2005, approximately $41.3 million of our consolidated accounts receivable were payable by U.S. automobile manufacturers or their direct suppliers.

Environmental Liabilities

Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Based on the results of this process, we provide reserves for environmental liabilities when and if environmental assessment and/or remediation cost are probable and can be reasonably estimated. We often cannot predict with certainty the total costs or liabilities with respect to these total costs, or the timing of the ultimate disposition of these matters. Due to these uncertainties, the precision of the estimated liabilities may be subject to significant changes.

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

In determining the adequacy of recorded valuation allowances, management assesses our profitability by taking into account the present and anticipated amounts of earnings or losses as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. We maintain recorded valuation allowances until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support their reversal. In the event that our future income is more or less than estimated, our future tax expense could increase or decrease to reflect the change in these estimated valuation allowances.

Market Risk Management Using Financial Instruments

The procurement and processing of aluminum and zinc in our industry involves many risks. Some of these risks include changes in metal and fuel prices, changes in currency rates, and, to a lesser degree, changes in interest rates. We attempt to manage these risks by the use of financial instruments and long-term contracts. In addition, the selling prices of most of our rolled products are fixed at the time orders are received. As the scrap and primary aluminum to produce these products is usually purchased several months later, we are exposed to fluctuations in the LME price of aluminum (which, in part drives the purchase price we pay for our raw materials) during that time period. In order to mitigate this exposure, we enter into LME future purchase contracts which serve as an economic substitute for the purchase of actual physical metal. However, while these financial instruments minimize, they do not eliminate these risks.

Our deferred gains and losses related to cash flow hedges which are considered effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” accumulate in our balance sheet (in other comprehensive income (loss)) until the maturity of our respective hedging agreements. Gains and losses on the ineffective portion of our hedges are marked to market and recorded in the statement of operations in the current period. Our rolled products and international business segments’ metal hedging activities did not meet SFAS No. 133’s requirements for the election to defer gains and losses and we anticipate this to be the case in the future. As a result, all of the related gains and losses on these hedges are reflected in current period earnings. In addition, certain portions of our aluminum recycling and zinc metal hedges have, at times, been determined to be ineffective.

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (NYMEX) and the actual hedge price. These forward contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with our customers, which limit our exposure to natural gas price risk.

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

We use what we believe are reasonable assumptions and where applicable, established valuation techniques, in making our determination of the effectiveness of our derivative instruments for financial reporting purposes. However, such determinations are subject to change as movements in the hedged items may not correspond with the movement in the hedge instrument with enough precision to allow us to continue to defer gains and losses on the hedge instruments. Alternatively, it is also possible that hedges that currently are not eligible for deferral of gains and losses may reach a level of correlation that permits the deferral of some or all of these gains and losses. As a result, we are subject to unexpected and potentially significant changes in our operating results to the extent we are unable to defer these gains and losses.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are accrued based on annual analyses performed by our actuaries. These analyses are based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Our expected rate of return on plan assets is a long-term assumption based upon our target asset mix. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, we look at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes a review of the Moody’s Aa bond index, as adjusted for specific items, including the difference between the average maturity dates of the bonds comprising the Moody’s portfolio and the underlying duration of the plans’ liabilities, as well as the construction of a hypothetical bond portfolio whose cash flow matches the year-by-year projected benefit cash flows from our pension and retiree health plans. The resulting yields serve as the basis for determining our best estimate of the effective settlement rate. A decrease or increase in the discount rate or the rate of return on plan assets by 0.5% would not have resulted in a material change in our reported net periodic benefit costs.

Unrecognized actuarial gains and losses relating to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group, to the extent they are significant enough to require amortization under the provisions of SFAS No. 87 “Employees’ Accounting for Pensions.”

The actuarial assumptions used to determine pension and other postretirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payments,” that, upon implementation, will impact our net income and earnings per share, and change the classification of certain elements of the statement of cash flows. The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123, however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

In April 2005, the Securities and Exchange Commission adopted a rule which amended the compliance dates for SFAS No. 123(R) such that public companies are required to implement SFAS No. 123 (R) by their first fiscal year beginning after June 15, 2005. Consistent with the provisions of the new standard, we adopted SFAS No.123(R) on January 1, 2006 and are implementing it under the modified-prospective basis. Under the modified-prospective basis, awards that are granted, modified, repurchased or cancelled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123(R). Awards granted prior to January 1, 2006 will be accounted for using the assumptions previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148 with the resulting fair value associated with the unvested portion of these awards recognized in the statement of operations.

We anticipate utilizing the Black-Scholes option pricing model to value options granted in 2006 and are evaluating the assumptions to be used in the model. We currently anticipate that the impact of the adoption of SFAS No. 123(R) on a full year basis for 2006 will result in compensation expense related to the fair value of equity awards of approximately $3,134, or $0.10 per share, however, results will be impacted by the value of additional stock option grants.

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

Our risk management policy seeks to meet our overall goal of managing our exposure market price risk, particularly the risk related to changing aluminum prices. All derivative contracts are held for purposes other than trading, and are used primarily to mitigate uncertainty and volatility and cover underlying exposures. Our commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates. The Risk Management Committee reports to our Board of Directors, which has supervisory authority over all of its activities.

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

Commodity Price Risk

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our aluminum recycling and zinc segments, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment under SFAS No. 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our rolled products and international segments have not met the requirements for the election to defer unrealized gains and losses under SFAS No. 133, resulting in immediate recognition of the unrealized gains and losses in the statement of operations. The unrealized gains and losses recognized in the income statement are not included in management’s determination of segment profit and loss.

Aluminum Hedging

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling and zinc segments, the aluminum hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS No. 133 for deferral of gains and losses. As a result, all aluminum hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the statement of operations. For the years ended December 31, 2005 and 2004, we recorded unrealized (losses) gains of $(7.3) million and $2.6 million, respectively, for open metal hedges. In addition, gains of $9.3 million and $2.1 million for settled metal hedges were included in segment income in 2005 and 2004, respectively.

Beginning in 2006, we have modified our risk management policy to hedge the risk of changing market prices on a portion of our base rolled products inventory by entering into forward sales contracts. These derivatives will be accounted for as fair value hedges with the effective portion of the hedges offsetting changes in the carrying value of the hedged inventory.

The aluminum recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These futures sale contracts are settled in the month of pricing of shipments. As of December 31, 2005, we had no outstanding future sales contracts.

In 2005, our aluminum recycling segment’s income was lower by $1.5 million for settled metal hedging contracts. In 2004 and 2003, our aluminum recycling segment’s income was higher (lower) by $0.3 million and $(0.1) million, respectively, for settled metal hedging contracts.

VAW-IMCO also enters into LME high-grade and specification alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. The functional currency of VAW-IMCO is the Euro; however, certain of the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS No. 133. As a result, VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the statement of operations. Unrealized (losses) gains on metal hedging transactions were approximately $(11.5) million, $2.1 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Realized gains (losses) of $1.5 million, $2.3 million and $(1.8) million were included in the international segment’s income in 2005, 2004 and 2003, respectively.

Zinc Hedging

In the normal course of business, the zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these hedges are included within other comprehensive income (loss) while the ineffective portions are included within unrealized (gains) losses on derivative financial instruments. These contracts are settled in the month of the corresponding production or shipment. At December 31, 2005, we held net forward purchase contracts totaling 64 metric tonnes, expiring in 2006 and 2007.

In 2005, 2004 and 2003 our zinc segment’s income was (lower) higher by $(0.4) million, $0.7 million and $(0.3) million respectively, due to settled zinc metal hedging contracts.

Natural Gas Hedging

Natural gas is the principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in cost of sales in the same period as the underlying gas purchases. Gains on the settlement of these contracts totaled $22.1 million, $3.7 million and $3.4 million for years ended December 31, 2005, 2004 and 2003, respectively, and were included within cost of sales.

We have entered into forward pricing positions for a portion of our U.S. natural gas requirements for 2006. At December 31, 2005, we had contracts in place to cover approximately 54% of our expected natural gas requirements for the succeeding twelve months and 12% of our expected requirements for 2007.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

Financial Risk

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. If interest rates increased 10% from the rates prevailing as of December 31, 2005, interest expense related to our variable rate debt for the next twelve months would increase by $1.3 million.

VAW-IMCO entered into four interest rate swap agreements in December 2005 to fix a portion of its variable rate debt. The fair value of the swap agreements was not material at December 31, 2005. The swaps have a total notional amount of 15.7 million Euros and mature at varying dates in 2009 and 2010.

Currency

We are increasingly subject to exposure from fluctuations in currencies. When we consider it appropriate, we will utilize currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. However, no significant contracts were entered into during 2005, or were outstanding at December 31, 2005. Generally, we have not sought to mitigate currency translation effects through the use of derivative instruments.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at December 31, 2005 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2005 (dollars in thousands):

Derivative	Amounts hedged	Maturity dates	Fair value	Deferred gain (loss), net	Impact of 10% adverse price change
Aluminum purchase contracts	26,500 MT	2006	$6,389	$—	$(5,447)
Aluminum sales contracts	(35,305) MT	2006	(12,889)	—	(7,951)
Zinc purchase contracts	2,436 MT	2006-2007	861	(316)	(458)
Zinc sales contracts	(2,500) MT	2006-2007	(510)	534	(477)
Natural gas	6,680 MMBTU	2006-2007	28,088	15,335	(7,210)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note A and Note P of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I NDEX OF FINANCIAL STATEMENTS

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

ALERIS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Aleris International, Inc.

We have audited the accompanying consolidated balance sheet of Aleris International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris International, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aleris International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 7, 2006

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$6,822	$17,828
Accounts receivable (net of allowances of $5,759 and $3,210 at December 31, 2005 and 2004, respectively)	325,111	229,018
Inventories	404,780	263,455
Deferred income taxes	35,205	3,886
Prepaid expenses	8,742	11,536
Derivative financial instruments	27,958	17,324
Other current assets	2,190	187

Total Current Assets	810,808	543,234
Property and equipment, net	537,797	432,779
Goodwill	152,845	63,940
Intangible assets, net	22,931	—
Restricted cash	6,183	16,007
Other assets	23,566	25,189

	$1,554,130	$1,081,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$200,773	$178,943
Accrued liabilities	135,448	88,405
Current maturities of long-term debt	20,813	61

Total Current Liabilities	357,034	267,409
Long-term debt	631,024	412,338
Deferred income taxes	51,837	11,280
Accrued pension benefits	41,713	51,173
Accrued post-retirement benefits	48,599	38,267
Other long-term liabilities	30,154	18,012

Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 80,000,000 shares authorized; 31,237,685 and 30,769,423 issued at December 31, 2005 and 2004, respectively	3,124	3,077
Additional paid-in capital	295,668	277,843
Deferred stock compensation	(5,912)	(3,752)
Retained earnings	95,917	21,569
Accumulated other comprehensive income (loss)	5,281	(4,220)
Treasury stock, at cost; 13,007 and 1,110,623 shares at December 31, 2005 and 2004, respectively	(309)	(11,847)

Total Stockholders’ Equity	393,769	282,670

	$1,554,130	$1,081,149

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31
	2005	2004	2003
Revenues	$2,428,974	$1,226,597	$892,015
Cost of sales	2,170,715	1,148,711	833,772

Gross profit	258,259	77,886	58,243
Selling, general and administrative expense	91,089	54,507	38,808
Restructuring and other charges	29,865	14,912	5,905
Interest expense	41,886	28,790	15,806
Interest income	(1,670)	(714)	(593)
Unrealized losses (gains) on derivative financial instruments	18,648	(4,235)	(284)
Other expense (income), net	1,643	498	43
Equity in net loss (earnings) of affiliates	1,560	267	(789)
Fees on receivables sale	—	—	843

Income (loss) before income taxes and minority interests	75,238	(16,139)	(1,496)
Provision for (benefit from) income taxes	424	7,484	(1,244)

Income (loss) before minority interests	74,814	(23,623)	(252)
Minority interests, net of provision for income taxes	466	214	560

Net income (loss)	$74,348	$(23,837)	$(812)

Net earnings (loss) per common share:
Basic	$2.44	$(1.51)	$(0.06)
Diluted	$2.38	$(1.51)	$(0.06)
Weighted average shares outstanding:
Basic	30,448	15,793	14,473
Diluted	31,252	15,793	14,473

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the year ended December 31
	2005	2004	2003
Operating activities:
Net income (loss)	$74,348	$(23,837)	$(812)
Depreciation and amortization	54,952	30,627	29,687
(Benefit from) provision for deferred income taxes	(5,701)	223	(4,066)
Equity in net loss (earnings) of affiliates	1,560	267	(789)
Restructuring and other charges:
Expenses	29,865	14,912	5,905
Payments	(5,898)	(5,070)	—
Deferred compensation expense	3,455	2,248	841
Unrealized losses (gains) on derivative financial instruments	18,648	(4,235)	(284)
Other non-cash charges	4,546	8,754	3,259
Changes in operating assets and liabilities, excluding effects of acquired businesses:
Accounts receivable	(23,372)	(2,931)	11,879
Accounts receivable sold	—	—	(61,300)
Inventories	(56,940)	(23,307)	(12,639)
Other assets	9,567	(3,244)	726
Accounts payable and accrued liabilities	(2,753)	7,696	19,341

Net cash provided by (used in) operating activities	102,277	2,103	(8,252)

Investing activities:
Payments for property and equipment	(62,115)	(44,825)	(20,807)
Proceeds from sale of property and equipment	5,431	72	105
Purchase of businesses, net of cash acquired	(317,696)	6,050	14,488
Other	482	(186)	992

Net cash used in investing activities	(373,898)	(38,889)	(5,222)

Financing activities:
Net proceeds from (payments on) long-term revolving credit facility	212,413	17,806	(61,009)
Proceeds from issuance of long-term debt	29,132	137,434	145,569
Payments on long-term debt	(1,170)	(125,000)	—
Change in restricted cash	9,824	12,984	(24,846)
Settlement of VAW-IMCO redemption liability	—	—	(26,046)
Minority interests	(690)	(405)	(930)
Debt issuance costs	(1,844)	(10,374)	(11,553)
Proceeds from exercise of stock options	13,576	6,116	—
Other	76	155	(474)

Net cash provided by financing activities	261,317	38,716	20,711

Effect of exchange rate differences on cash and cash equivalents	(702)	1,138	648

Net (decrease) increase in cash and cash equivalents	(11,006)	3,068	7,885
Cash and cash equivalents at beginning of period	17,828	14,760	6,875

Cash and cash equivalents at end of period	$6,822	$17,828	$14,760

Supplementary information:
Cash payments for interest	$38,422	$25,110	$8,414
Cash payments for income taxes, net of refunds received	$10,691	$9,554	$4,168

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity
Balance at January 1, 2003	$1,714	$103,958	$(3,099)	$46,218	$(9,830)	$(22,097)	$116,864
Comprehensive income:
Net loss	—	—	—	(812)	—	—	(812)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $868	—	—	—		1,418	—	1,418
Currency translation adjustments	—	—	—		3,587	—	3,587

Comprehensive income							4,193
Issuance of common stock for services	2	92	—	—	—	—	94
Exercise of stock options	—	(15)	—	—	—	33	18
Issuance of non-vested stock	—	(760)	(1,800)	—	—	2,560	—
Deferred compensation expense	—	96	746	—	—	—	842
Stock issued in connection with ESPP	—	(107)	—	—	—	252	145
Other	—	—	—	—	—	(411)	(411)

Balance at December 31, 2003	$1,716	$103,264	$(4,153)	$45,406	$(4,825)	$(19,663)	$121,745

Comprehensive loss:
Net loss	—	—	—	(23,837)	—	—	(23,837)
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $828	—	—	—	—	(4,122)	—	(4,122)
Minimum pension liability adjustment, net of tax of $979	—	—	—	—	(1,532)	—	(1,532)
Currency translation adjustments	—	—	—	—	6,259	—	6,259

Comprehensive loss							(23,232)
Issuance of common stock for services	—	68	—	—	—	—	68
Exercise of stock options	—	(1,280)	—	—	—	7,396	6,116
Issuance of common stock for vested stock units	—	419	—	—	—	1,803	2,222
Forfeiture of non-vested stock	—	777	824	—	—	(1,601)	—
Deferred compensation expense	—	—	3,511	—	—	—	3,511
Stock issued in connection with ESPP	—	(80)	—	—	—	218	138
Acquisition of Commonwealth Industries, Inc.	1,361	174,675	(3,934)	—	—	—	172,102

Balance at December 31, 2004	$3,077	$277,843	$(3,752)	$21,569	$(4,220)	$(11,847)	$282,670

Comprehensive loss:
Net income	—	—	—	74,348	—	—	74,348
Other comprehensive income (loss):
Deferred hedging gain/(loss), net of tax of $9,172	—	—	—	—	17,736	—	17,736
Minimum pension liability adjustment, net of tax of $769	—	—	—	—	(1,634)	—	(1,634)
Currency translation adjustments	—	—	—	—	(6,601)	—	(6,601)

Comprehensive income							83,849
Issuance of common stock for services	1	146	—	—	—	—	147
Exercise of stock options, including tax benefits of $9,625	41	14,128	—	—	—	9,032	23,201
Deferred compensation expense	—	—	3,531	—	—	—	3,531
Stock issued in connection with ESPP	1	111	—	—	—	126	238
Unearned compensation related to issuance of non-vested common stock	7	3,498	(5,691)	—	—	2,186	—
Purchase of common stock for treasury	—	—	—	—	—	(309)	(309)
Other	(3)	(58)	—	—	—	503	442

Balance at December 31, 2005	$3,124	$295,668	$(5,912)	$95,917	$5,281	$(309)	$393,769

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The principal business of Aleris International, Inc. (“Aleris”) involves the production of rolled aluminum products as well as the recycling of aluminum and production of specification alloys. We are also involved in the recycling of zinc and the manufacture of zinc oxide and zinc dust. Our aluminum sheet products are sold to distributors and customers serving the transportation, construction, and consumer durables end-use industry segments. Our aluminum and zinc recycling operations consist primarily of purchasing scrap metal on the open market, recycling the metal and selling it in molten or ingot form as well as recycling customer-owned aluminum scrap for a fee (tolling). Our recycling customers are some of the world’s largest aluminum, steel and automotive companies.

Basis of Presentation and Use of Accounting Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property and equipment and goodwill, assumptions and methodology for assessing hedge effectiveness regarding aluminum, zinc and natural gas futures contracts, forward contracts and options, assumptions for computing pension and postretirement benefits, workers’ compensation, medical and environmental liabilities as well as deferred tax valuation allowances and allowances for uncollectible accounts receivable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aleris and our entire majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

Reclassifications

In 2005, we changed the presentation of the unrealized gains and losses on derivative financial instruments to reflect these amounts as a separate line item within our consolidated statement of operations. Prior periods have been adjusted to conform to this presentation. We have also reclassified prior period asset impairment charges from depreciation and other (income) expense to restructuring and other charges in our consolidated statement of operations.

Certain other reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

Business Combinations

All business combinations are accounted for using the purchase method. The purchase price paid, including direct expenses, is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition and Shipping and Handling Costs

Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.” In the case of rolled aluminum product and certain zinc sales, title and risk of loss do not pass until the product reaches the customer. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. Shipping and handling costs are included within cost of sales in the consolidated statement of operations.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

Cash we have that is not free and clear of encumbrances is classified as restricted cash. As a result of our refinancing activities in the fourth quarter of 2003, we had $9,144 of restricted cash at December 31, 2004 in a custodial account held by the indenture trustee for the benefit of the holders of our Senior Secured Notes. See Note I for additional information. In addition, the proceeds from our 2004 variable rate Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds are restricted as to use and must be expended for capital improvements at our Morgantown recycling facility. At December 31, 2005 and 2004, $2,038 and $2,718, respectively, of these proceeds had not been expended and remain classified as restricted cash. We also have $4,145 of restricted cash at both December 31, 2005 and 2004 associated with our workers’ compensation programs.

Accounts Receivable Allowances and Credit Risk

We extend credit to our customers based on an evaluation of their financial condition; generally, collateral is not required. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The movement of the accounts receivable allowances is as follows:

For the year ended December 31	2005	2004	2003
Balance at beginning of the year	$3,210	$1,228	$1,417
Expenses for uncollectible accounts	120	990	1,469
Expenses for sales returns and allowances	9,787	767	—
Receivables written off against the valuation reserve, net of recoveries	(10,155)	(922)	(1,658)
Acquisitions	2,797	1,147	—

Balance at end of year	$5,759	$3,210	$1,228

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base. No single customer accounted for more than 10% of consolidated revenues in 2005, 2004 or 2003. However, our aluminum recycling and zinc segments

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell product to and provide tolling services for customers in the U.S. automotive industry. In 2005, sales to these customers comprised approximately 13% of our consolidated revenues and, at December 31, 2005, approximately $41,300 of our trade accounts receivable was due from U.S. automotive producers or their direct suppliers. Although management currently believes that substantially all of the receivables due from these customers remain collectible, there can be no assurances that future results of operations and cash flows will not be negatively impacted if the current economic conditions facing the U.S. automotive industry do not improve.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process.

Property and Equipment

Property and equipment are stated at cost. The fair value of asset retirement obligations is capitalized to the related long-lived asset at the time the obligation is incurred and depreciated over the remaining useful life of the related asset. Major renewals and improvements are capitalized, while normal maintenance and repairs are expensed when incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Buildings and improvements	5-39 years
Production equipment and machinery	2-20 years
Office furniture, equipment and other	3-10 years

The construction costs of landfills used to store by-products of the recycling process are depreciated as space in the landfills is used based on the unit of production method. Additionally, used space in the landfill is determined periodically either by aerial photography or engineering estimates.

Interest is capitalized in connection with the construction of major facilities. Capitalized interest costs are as follows:

For the year ended December 31	2005	2004	2003
Capitalized interest	$1,301	$436	$152

Intangible Assets

Intangible assets are primarily related to trade names and customer relationships associated with our acquired businesses. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid and are amortized over their estimated useful lives, ranging from 5 to 30 years. See Note F for additional information.

Impairment of Long-Lived Assets

We review our long-lived assets, including amortizable intangible assets, for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds the future undiscounted cash flows expected from the

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset and are included in restructuring and other charges in the consolidated statement of operations. Fair value estimates of land and buildings are primarily made based on third party valuation assessments or quoted market prices while fair value estimates of machinery and equipment are based on the expected discounted cash flows of the impacted assets. See Note C for additional information.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt as interest expense using the effective interest method.

Goodwill

Goodwill is tested for impairment annually as of December 31 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon eight reporting units. Reporting units are defined as operating segments or, in certain situations, one level below the operating segment. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model and comparing those estimated fair values with the carrying values, which includes allocated goodwill. If the determined fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill, which requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized. Discounted cash flow models are used to determine the current fair value of the reporting units. The development of these models requires management to make significant assumptions and estimates to forecast future operating cash flows. Future actual operating results could differ from the estimates currently used and may result in the impairment of goodwill in future periods. See Note F for additional information.

Stock-Based Compensation

We follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB No. 25’s intrinsic value method, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. For grants of non-vested shares and units, compensation expense is determined based upon the fair value of the underlying stock at the date of grant and is recognized over the vesting period using the straight-line method. We have adopted the pro forma disclosure features of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The fair value of our outstanding stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected option life in years	6.0	4.8	4.0
Risk-free interest rate	4.2%	3.4%	4.9%
Volatility factor	0.585	0.459	0.460
Dividend yield	0.0%	0.0%	0.0%

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma information below is presented as if we had applied the fair value recognition provisions of SFAS No. 123.

For the year ended December 31	2005	2004	2003
Net income (loss), as reported	$74,348	$(23,837)	$(812)
Add: stock-based compensation expense included in reported net income (loss), net of tax	3,448	5,867	522
Less: compensation cost determined under the fair value method, net of tax	(6,907)	(6,887)	(663)

Pro forma net income (loss)	$70,889	$(24,857)	$(953)

Basic earnings (loss) per share:
As reported	$2.44	$(1.51)	$(0.06)
Pro forma	2.33	(1.57)	(0.07)
Diluted earnings (loss) per share:
As reported	$2.38	$(1.51)	$(0.06)
Pro forma	2.27	(1.57)	(0.07)

Derivatives and Hedging

We are engaged in activities that expose us to various market risks, including the effects of natural gas price changes, future selling prices of aluminum and zinc, changes in interest rates and fluctuations in currencies. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in cash flows and earnings caused by the volatility of aluminum and zinc prices. From time to time we will enter into interest rate swap agreements to manage exposure to fluctuations in interest rates on our long-term debt and currency contracts to hedge certain future purchases of metal to be made in other currencies. In December 2005, our German recycling subsidiary, VAW-IMCO, entered into four interest rate swaps to fix a portion of its variable rate debt and also held one currency exchange contract. The fair value of these cash flow hedges was not material at December 31, 2005.

All derivative financial instruments are recorded at fair value. We measure the effectiveness of these hedges by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the expected cash flows of the hedged items. For contracts qualifying as cash flow hedges, the effective portions of the changes in fair value are recorded on the consolidated balance sheet in other comprehensive income and are reclassified to cost of sales at the time the underlying transaction impacts income while the ineffective portions of the changes in fair value are recorded on the statement of operations in unrealized losses (gains) on derivative financial instruments until settlement, at which time realized losses (gains) are recognized in cost of sales and previously recorded unrealized (gains) losses are reversed. For contracts qualifying as fair value hedges, the changes in fair value are recorded in unrealized (gains) losses on derivative financial instruments along with the changes in the effective portions of underlying hedged item. All realized gains and losses are included within cash flows provided by (used in) operating activities in the consolidated statement of cash flows. See Note P for additional information.

Our company is exposed to losses in the event of non-performance by counter-parties to derivative contracts. Although non-performance by counter-parties is possible, we do not currently anticipate any

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-performance by any of these parties. Counter-parties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counter-parties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counter-party.

Currency Translation

Our international subsidiaries use the local currency as their functional currency. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. Dollars at the fiscal year end exchange rates are reflected as a separate component of stockholders’ equity, except for current intercompany accounts, which along with currency transaction gains and losses are reflected in the consolidated statement of operations. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. (Losses) gains related to the translation of current intercompany accounts (decreased) increased other income by $(82), $123 and $1,880 in 2005, 2004 and 2003, respectively.

Self Insurance

We are substantially self-insured for losses related to workers’ compensation and health care claims. Losses are accrued based upon estimates of the aggregate liability for claims incurred based on experience and certain actuarial assumptions. Under the terms of certain of the workers’ compensation programs, we are required to maintain pre-determined amounts of cash security, restricted as to use. At December 31, 2005 and 2004, we had $4,145 of restricted cash related to these programs.

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

Environmental and Asset Retirement Obligations

Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed while expenditures that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent future environmental contamination are capitalized in property and equipment. Obligations are recorded when their incurrence is probable and the associated costs can be reasonably estimated in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 96-1, “Environmental Remediation Liabilities.” While our accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Our existing environmental liabilities are not discounted to their present values as the amount and timing of the expenditures are not fixed or reliably determinable.

In contrast to environmental remediation liabilities which result from the improper operation of a long-lived asset (for example, ground water contamination or pollution arising from a past act), asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets. Asset retirement obligations recorded by Aleris relate primarily to the requirement to cap our two landfills as well as costs to

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of such obligations is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.

Retirement and Postemployment Benefits

Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Other post-retirement benefits, such as retiree medical benefits, are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates of assumptions which include the expected return on plan assets, the rate at which plan liabilities may be effectively settled (discount rate), health care cost trend rates and rates of compensation increases.

Benefits provided to employees after employment but prior to retirement are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Postemployment benefits include severance and medical continuation benefits that are offered pursuant to an ongoing benefit arrangement and do not represent a one-time benefit termination arrangement. Under SFAS No. 112, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. This is typically at the time a triggering event occurs, such as the decision by management to close a facility. Substantially all severance benefits recognized by us during 2005 were pursuant to existing benefit arrangements and, therefore, have been accounted for under SFAS No. 112. Benefits related to the relocation of employees and certain other termination benefits have been accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and have been expensed as incurred.

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

In financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $303,108 of floating rate debt outstanding at December 31, 2005.

Although we cannot estimate the potential amount of future payments under the foregoing indemnities and agreements, amounts paid under these guarantees and indemnifications have not been significant.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments,” that, upon implementation, will impact our net income and earnings per share, and change the classification of certain elements of the statement of cash flows. The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123, however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

In April 2005, the Securities and Exchange Commission adopted a rule which amended the compliance dates for SFAS No. 123(R) such that public companies are required to implement SFAS No. 123 (R) by their first fiscal year beginning after June 15, 2005. Consistent with the provisions of the new standard, we adopted SFAS No.123(R) on January 1, 2006 and are implementing it under the modified-prospective basis. Under the modified-prospective basis, awards that are granted, modified, repurchased or cancelled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123(R). Awards granted prior to January 1, 2006 will be accounted for using the assumptions previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148 with the resulting fair value associated with the unvested portion of these awards recognized in the statement of operations.

We anticipate utilizing the Black-Scholes option pricing model to value options granted in 2006 and are evaluating the assumptions to be used in the model. We currently anticipate that the impact of the adoption of SFAS No. 123(R) on a full year basis for 2006 will result in compensation expense related to the fair value of equity awards of approximately $3,134, or $0.10 per share, however, results will be impacted by the value of additional stock option grants.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application of voluntary changes in accounting principles to prior period financial statements, unless it is impractical to determine either the period-specific or the cumulative effect of the change. Any future changes in accounting principles or error corrections will be accounted for in this manner.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation was effective for the year ended December 31, 2005. The Company adopted FIN 47 during the fourth quarter of 2005. The effect of adoption was not material to our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2004. We adopted the provisions of this statement effective January 1, 2006.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109 (SFAS No. 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2005.” FSP No. 109-1 provides that the manufacturer’s deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The manufacturer’s deduction had no effect on our 2005 results since the company had no taxable income in the US.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one time tax deduction of 85 percent for certain international earnings from controlled international corporations. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. We did not elect to apply this provision in 2004 or 2005.

B. ACQUISITIONS

2005 Acquisitions

On October 3, 2005, we acquired all of the issued and outstanding stock of ALSCO Holdings, Inc. (ALSCO), the parent company of ALSCO Metals Corporation. ALSCO Metals Corporation is headquartered in Raleigh, North Carolina and is one of North America’s largest suppliers of aluminum building products with an aluminum rolling facility in Richmond, Virginia and coating and fabrication facilities located in Roxboro, North Carolina, Ashville, Ohio and Beloit, Wisconsin. The acquisition of the ALSCO facilities, which have been included in the rolled products segment, broadens the spectrum of products offered by that segment. As part of the integration of the ALSCO facilities, we have announced plans to close the Carson, California rolled products facility. See Note C for additional information.

The aggregate preliminary purchase price was approximately $145,008, which consisted of $100,000 of additional borrowings under our senior credit facility, $44,438 of cash paid, and various acquisition costs of $570. The determination of the purchase price is subject to adjustment based upon the working capital delivered.

The consolidated financial statements include the results of ALSCO from the date of acquisition. Pro forma financial information for the acquisition of ALSCO and Commonwealth has been provided below. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of acquired long-lived assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans and the final determination of the acquired deferred tax assets and liabilities. The resulting goodwill will not be deductible for tax purposes. The following presents the preliminary allocation of the purchase price:

Current assets	$89,018
Property and equipment	49,066
Intangible assets	23,340
Goodwill	53,472
Current liabilities	(31,639)
Long-term debt	(1,341)
Accrued pension and post-retirement benefits	(12,730)
Other long-term liabilities	(24,178)

Cash paid	$145,008
Less: Cash acquired	1,164

Cash paid, net of cash acquired	$143,844

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 23, 2005, we acquired Tomra Latasa Reciclagem (Tomra Latasa), an aluminum recycler located in Sao Paulo, Brazil. The acquisition is expected to provide greater access to aluminum scrap, complementary manufacturing operations and stronger customer relationships. The purchase price paid, net of acquired cash, totaled $17,377. The preliminary purchase price allocation resulted in goodwill of $8,171. This goodwill has been attributed to our international reporting segment and will not be deductible for tax purposes. The purchase price is subject to the finalization of the working capital delivered and the purchase price allocation is subject to the completion of an appraisal of the acquired long-lived assets and deferred income tax assets and liabilities. Pro forma financial information has not been provided as the results of operations of Tomra Latasa would not materially impact our consolidated results of operations.

On December 12, 2005, we acquired Alumitech, Inc., an aluminum recycler and processor of salt cake, a by-product of the recycling process which contains additional aluminum concentrates. The acquisition of Alumitech provides us access to additional recycling capacity for the processing of the saltcake generated by our recycling and rolled products operations as well as additional aluminum recycling capacity. The purchase price paid, net of acquired cash, totaled $29,664. The preliminary purchase price allocation resulted in goodwill of $13,682, which will not be deductible for tax purposes, recorded in the aluminum recycling reportable operating segment. The purchase price is subject to the finalization of the working capital delivered and the purchase price allocation is subject to the completion of an appraisal of the acquired long-lived assets and our integration plans as well as the determination of the acquired deferred tax assets and liabilities. Pro forma financial information has not been provided as the results of operations of Alumitech would not materially impact our consolidated results of operations.

On December 20, 2005, we acquired certain assets of Ormet Corporation. The acquired assets included the inventory, accounts receivable and certain long-lived assets of Ormet’s closed aluminum rolling operations in Hannibal, Ohio, an aluminum blanking operation in Terre Haute, Indiana and an aluminum recycling facility in Friendly, West Virginia. The purchase price totaled $126,811 and is subject to adjustment based on the finalization of the value of the accounts receivable and inventory delivered. The preliminary purchase price allocation resulted in goodwill of $13,811 which has been recorded in the rolled products operating segment and is expected to be deductible for tax purposes. The purchase price allocation is subject to the completion of an appraisal of the acquired long-lived assets and the fair value determination of acquired inventories. Pro forma financial information has not been provided as the results of operations would not materially impact our consolidated results of operations.

2004 Acquisition

On December 9, 2004, we acquired all of the shares of outstanding common stock of Commonwealth Industries, Inc. (“Commonwealth”). The aggregate purchase price was approximately $183,911, which consisted of $170,855 of our common stock, $1,247 in net fair value of our stock options and $11,809 of transaction costs, which primarily consisted of fees paid for financial advisory, legal and accounting services. We issued approximately 13.6 million shares of our common stock in exchange for the shares of Commonwealth then outstanding using an exchange ratio of 0.815 share of our common stock for each Commonwealth share. The fair value of the shares issued was based on a five-day average of the closing price two days before and two days after the terms of the acquisition were agreed to and publicly announced on June 17, 2004. We also assumed the outstanding stock options of Commonwealth using the above exchange ratio, which evidenced options to purchase up to 940,257 shares of our common stock. The fair value of the stock options assumed was estimated using a Black-Scholes option pricing model. The intrinsic value allocated to the unvested options and non-vested stock assumed in the transaction that had yet to be earned as of the transaction date was approximately $3,934 and was recorded as deferred compensation, a component of stockholders’ equity.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements include the results of Commonwealth from the date of acquisition. The purchase price has been allocated based on the estimated fair values as of the acquisition date. The following represents the allocation of the purchase price:

Current assets	$289,394
Property and equipment	214,805
Other long-term assets	4,703
Current liabilities	(113,148)
Long-term debt	(125,000)
Other long-term liabilities	(86,843)

Total purchase price	$183,911

In connection with the acquisition of Commonwealth, we developed a plan to relocate our corporate headquarters and consolidate the customer service functions of the rolled products segment which resulted in the involuntary termination or relocation of certain Commonwealth employees. We recorded a $7,796 liability for involuntary termination and relocation benefits in the preliminary allocation of the purchase price and an additional $1,057 in 2005 as our integration plans, primarily the restructuring of the rolled products segment’s customer service function, were finalized. The liability for involuntary termination benefits covered 69 rolled products employees, primarily in general and administrative functions. As of December 31, 2005, 56 employees had left their positions with the remaining employees to be severed by March 31, 2006. A movement of these restructuring liabilities recorded in the allocation of purchase price is presented in Note C.

Unaudited Pro Forma Information

The following table summarizes unaudited pro forma financial information assuming the ALSCO and Commonwealth acquisitions had occurred as of the beginning of 2004 and does not give effect to the other businesses acquired in 2005. The unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisitions been made at the beginning of the periods presented nor are they necessarily indicative of any future operating results.

	Unaudited pro forma year ended December 31
	2005	2004
Revenues	$2,646,681	$2,502,580
Gross profits	279,591	171,188
Net income (loss)	$76,720	$(20,623)

Net earnings (loss) per common share	$2.52	$(0.73)

The pro forma operating results include $25,195 of restructuring and other charges recorded by Commonwealth in 2004 related to their efforts to improve profitability by eliminating under-performing operations and streamlining overhead, as well as costs associated with the merger.

C. RESTRUCTURING AND OTHER CHARGES

2005 Restructuring Activities

During the fourth quarter of 2005, we announced the closure of our rolled products facility located in Carson, California as the first phase of our plan to integrate ALSCO. Charges related to the closure included the

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following: $16,323 for impairments of machinery and equipment; $5,443 for employee severance, health care continuation and outplacement costs associated with approximately 180 hourly and salaried employees; and $2,529 for exit costs related to environmental remediation. All employees are expected to leave their positions by June 30, 2006. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that will be moved to other Aleris facilities as the expected undiscounted cash flows of those assets are sufficient to recover their carrying value.

In the first quarter of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another Aleris recycling facility. As a result, we determined that the book value of these assets was not supportable by the estimated future cash flows and we recorded an $804 non-cash impairment charge to reduce the assets to their estimated fair values.

As a result of the acquisition of Tomra Latasa, we incurred restructuring charges of $445 related to employee severance costs. All affected employees have left their positions as of December 31, 2005.

The activity and reserve balances for the 2005 restructuring programs for the year ended December 31, 2005 is as follows:

For the year ended December 31	Employee severance and benefit costs	Asset impairments	Exit costs	Total
Initial Provision	$5,888	$17,127	$2,529	$25,544
Cash payments	(298)	—	—	(298)
Non-cash charges	—	(17,127)	—	(17,127)

Balance at December 31, 2005	$5,590	$—	$2,529	$8,119

2004 Restructuring Activities

As a result of the acquisition of Commonwealth, we relocated our corporate headquarters from Irving, Texas to Beachwood, Ohio in 2004 to restructure and consolidate certain duplicative administrative functions. The charges related to these restructuring initiatives, including the termination of certain executives of Aleris concurrent with the acquisition, totaled $10,754 in 2004 for severance and medical continuation benefits as well as the acceleration of the vesting of outstanding non-vested shares and share units. The charges cover the reduction of 47 corporate personnel, including our former interim chief executive officer and former chief financial officer. Of those 47 individuals, approximately 35 have left their positions as of December 31, 2005 with the remaining individuals expected leave their positions by March 31, 2006. In 2005, we incurred additional charges related to the resignation of the former president of our aluminum recycling business, the relocation of certain Aleris personnel incidental to the acquisition and severance costs which were not accruable at December 31, 2004. During the third quarter of 2005, we terminated the operating lease agreement at our former Irving, Texas headquarters and incurred lease termination and asset impairment charges totaling $1,566.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity and reserve balances for the 2004 restructuring programs, including those established in the allocation of the purchase price of Commonwealth as described in Note B, for the years ended December 31, 2004 and 2005 is as follows:

Year ended December 31, 2004	Employee severance and benefit costs	Accelerated vesting of non- vested shares and units	Asset impairments	Lease termination costs	Total
Charges recorded in the statement of operations	$7,135	$3,619	$4,158	$—	$14,912
Charges recorded in the allocation of the Commonwealth purchase price	7,796	—	—	—	7,796
Cash payments	(9,159)	—	—	—	(9,159)
Non-cash charges	—	(3,619)	(4,158)	—	(7,777)

Balance at December 31, 2004	$5,772	$—	$—	$—	$5,772

Year ended December 31, 2005	Employee severance and benefit costs	Accelerated vesting of non- vested shares and units	Asset impairments	Lease termination costs	Total
Balance at December 31, 2004	$5,772	$—	$—	$—	$5,772
Charges recorded in the statement of operations	2,755	—	341	1,225	4,321
Charges recorded in the allocation of the Commonwealth purchase price	1,057	—	—	—	1,057
Cash payments	(8,206)	—	—	(1,225)	(9,431)
Non-cash charges	—	—	(341)	—	(341)

Balance at December 31, 2005	$1,378	$—	$—	$—	$1,378

2003 Restructuring Activities

During the fourth quarter of 2003, we decided to permanently close our Wendover, Utah facility due to the continued shutdown of primary smelter capacity in the Pacific Northwest. As a result we evaluated the assets associated with this facility for impairment. We recorded a $3,061 non-cash impairment charge to write-down the Wendover, Utah assets to fair value. We based fair value upon the fact that certain assets would be relocated to other aluminum recycling operations.

Due to adverse market conditions in the domestic aluminum segment, in the fourth quarter of 2003 management commenced a review of our assets held for sale. Based upon the net book value of certain of the assets reviewed exceeding their estimated fair value, we recorded non-cash impairment charges of $2,844 the fourth quarter of 2003.

None of the restructuring charges have been considered in the determination of segment income as management does not base its evaluation of segment performance inclusive of such charges.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D. INVENTORIES

The components of our consolidated inventories are:

December 31	2005	2004
Finished goods	$126,701	$88,328
Raw materials	145,589	89,790
Work in process	113,806	63,170
Supplies	18,684	22,167

	$404,780	$263,455

E. PROPERTY AND EQUIPMENT

The components of our consolidated property and equipment are:

December 31	2005	2004
Land	$74,330	$64,719
Buildings and improvements	171,069	138,308
Production equipment and machinery	541,803	429,868
Office furniture, equipment and other	31,243	33,210

	$818,445	$666,105
Accumulated depreciation	(280,648)	(233,326)

	$537,797	$432,779

Our depreciation, including amortization of capital leases, and repair and maintenance expense was as follows:

For the year ended December 31	2005	2004	2003
Depreciation expense	$54,543	$30,627	$29,687
Repair and maintenance expense	$56,067	34,815	26,992

F. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill:

	Aluminum recycling	International recycling	Zinc	Rolled products	Total
Goodwill balance at January 1, 2004	$28,514	$13,177	$21,926	$—	$63,617
Translation and other adjustments	(44)	367	—	—	323

Balance at December 31, 2004	$28,470	$13,544	$21,926	$—	$63,940
Acquisitions	13,682	8,171	—	67,283	89,136
Translation and other adjustments	—	(231)	—	—	(231)

Balance at December 31, 2005	$42,152	$21,484	$21,926	$67,283	$152,845

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details other intangible assets as of December 31, 2005:

	Gross carrying amount	Accumulated amortization	Total	Average life
Trade name and trademarks	$7,900	$(66)	$7,834	30 years
Technology	440	(5)	435	20 years
Customer contracts	1,600	(80)	1,520	5 years
Customer relationships	13,400	(258)	13,142	13 years

	$23,340	$(409)	$22,931

Our intangible assets were acquired with the purchase of ALSCO. The fair value of these assets is subject to the completion of a third party appraisal and may differ from the amounts shown herein. Amortization expense for the next five years will total approximately $1,600 per year.

G. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 and 2004 consisted of the following:

December 31	2005	2004
Employee related costs	$38,820	$29,119
Current portion of accrued pension benefits	14,928	2,986
Current portion of accrued post-retirement benefits	4,042	3,719
Derivative financial instruments	11,345	928
Restructuring accruals	6,968	6,352
Accrued taxes	8,698	11,825
Accrued interest	7,170	6,792
Other liabilities	43,477	26,684

	$135,448	$88,405

H. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Under the provisions of this Statement, we recorded the estimated fair value of liabilities for existing asset retirement obligations, as well as associated asset retirement costs, which were capitalized as increases to the carrying amounts of related long-lived assets. The amounts recorded are primarily for legal obligations associated with the closure of our active landfills and also include costs to remove underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities. During 2005, we revised the estimated costs to close our landfills and increased the liability for these obligations by $4,596. In addition, we recorded liabilities of $1,672 for asset retirement obligations related to businesses acquired.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of asset retirement obligations are as follows:

For the year ended December 31	2005	2004	2003
Balance at beginning of year	$5,699	$5,285	$5,195
Revisions and liabilities incurred	7,444	—	—
Accretion expense	601	470	431
Payments	(953)	(56)	(341)

Balance at end of year	12,791	5,699	5,285

I. LONG-TERM DEBT

Our long-term debt is summarized as follows:

December 31	2005	2004
Amended and restated senior secured credit facility, expiring in December 2009	$263,325	$50,798
9% Senior Notes, due November 15, 2014	125,000	125,000
10 3/8% Senior Secured Notes, due October 6, 2010, net	207,853	208,872
VAW-IMCO credit facilities	34,811	8,140
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, due May 1, 2016	5,710	5,707
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, due May 1, 2022	4,600	4,600
6% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, due May 1, 2023	4,100	4,100
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, due May 1, 2027 bearing interest at 3.76% at December 31, 2005	4,972	4,970
Other	1,466	212

Subtotal	651,837	412,399
Less current maturities	20,813	61

Total	$631,024	$412,338

Amended and Restated Senior Credit Facility

In conjunction with the acquisition of certain assets of Ormet, we amended and restated our Senior Credit Facility to increase the borrowing capacity from $325,000 to $425,000, reduce the margin spread for borrowings under the federal funds rate and to extend the term of the facility to December 2009. Under the amended terms of the Senior Credit Facility, we pay interest, at our option, at rates per annum equal to: (1) the greater of (a) the prime rate or (b) a federal funds rate plus  1/2%, in each case plus an applicable margin spread; or (2) a LIBOR-based rate plus an applicable margin spread. The applicable margin spread will range for base rate and federal funds rate loans, from 25 to 100 basis points, for LIBOR-based loans, from 125 to 200 basis points, and for letters of credit, from 125 to 200 basis points. At December 31, 2005, the weighted average interest rate was 6.33%.

We are also subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of December 31, 2005, we estimated that our borrowing base would have supported additional borrowings of $89,563 after giving effect to outstanding borrowings of $263,325 and outstanding letters of credit of $16,705. As of December 31, 2005, our total borrowing base was approximately $369,593.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fees and expenses associated with amending the terms of the Senior Credit Facility totaled $1,453 and $5,380 in 2005 and 2004, respectively, and are being amortized to interest expense over the amended term.

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

Borrowings under the facility must be repaid at the termination date of the facility in 2009. However, upon the occurrence of certain events, including a continuing “event of default”, as defined, and a reduction of our undrawn availability under the revolver to $65,000 for five consecutive days or $60,000 on any day, all of our cash receipts would be deposited into a lockbox that would be applied against outstanding borrowings.

9% Senior Notes

In November 2004, we issued $125,000 of 9% senior unsecured notes (“Senior Notes”) in anticipation of the acquisition of Commonwealth. The proceeds from the offering were used to repay an equivalent amount of senior secured notes of Commonwealth, as required under the “change of control” provisions of that indenture, upon the consummation of the acquisition on December 9, 2004. Interest is payable semi-annually, on November 15 and May 15 of each year. Fees and expenses of the senior notes were $391 and $4,994 in 2005 and 2004, respectively, and are being amortized as additional interest expense over the term of the senior notes.

The Senior Notes are guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries on a senior unsecured basis. The Senior Notes are not guaranteed by our international subsidiaries. The Senior Notes and the guarantees are effectively subordinated to our existing 10 3/8% Senior Secured Notes and will be subordinated to our and our guarantor subsidiaries’ future secured debt and rank equal in right of payment with all of our other senior indebtedness.

We cannot redeem the Senior Notes until November 15, 2009. Thereafter, we may redeem some or all of the Senior Notes at any time, and from time to time, on or after November 15, 2009 at redemption prices ranging from 104.5% in 2009 to 100% in 2012 and thereafter plus accrued interest. On or before November 15, 2007, up to 35% of the Senior Notes may be redeemed with the proceeds of one or more equity offerings of our common shares at a redemption price of 109% of the principal amount plus accrued interest.

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

10 3/8% Senior Secured Notes

In October 2003, we issued $210,000 principal amount of 10 3/8% Senior Secured Notes (“Senior Secured Notes”) as part of a refinancing of our debt facilities. The issue was priced at 99.383% to yield 10.50% and

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided $208,704 of gross proceeds, after offering discount. Interest is payable semi-annually, on April 15 and October 15 of each year. In addition, in October 2004 we established a new four-year $120,000 senior secured revolving credit facility (“Senior Credit Facility”). Our former senior credit facility and former receivables sale facility, which were both scheduled to expire by their terms in the fourth quarter of 2004, were replaced by the senior secured notes and the new Senior Credit Facility.

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

Fees and expenses of the Senior Secured Note offering and the establishment of the new Senior Credit Facility were $11,553. The fees are being amortized as additional interest expense over the terms of the Senior Secured Notes and the amended term of the Senior Credit Facility. During the fourth quarter of 2004, we wrote-off $753 of unamortized deferred financing costs related to our former senior credit facility.

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

The Senior Secured Notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the Senior Credit Facility and by any future domestic restricted subsidiaries. The Senior Secured Notes are not guaranteed by any of our current international subsidiaries. See Note R for additional information. The Senior Secured Notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to our wholly-owned domestic operating plants and on the fixtures and equipment relating to substantially all of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our international real or personal property.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VAW-IMCO Credit Facilities

VAW-lMCO, has two lines of credit available for its working capital needs and four additional term loan facilities for the recently completed manufacturing facility in Deizisau, Germany. The total amount of credit available under these facilities is 20,000 Euros for working capital and 16,000 Euros for capital needs. The working capital lines of credit expire in March and April 2006. The term loan facilities expire in April 2009, December 2009, October 2010 and November 2010. They require quarterly payments totaling 951 Euros beginning in 2006, decreasing in the third quarter of 2009 to 594 Euros. All of these facilities bear interest based on EURIBOR pricing plus a margin of 1.15%. As of December 31, 2005, 13,681 Euros (approximately $16,198) were outstanding under the working capital lines of credit and 15,706 Euros (approximately $18,613) were outstanding under the term loans, bearing interest at an average rate of 3.46%.

Other

As a result of the significant increase in the LME price of aluminum during the fourth quarter of 2005, VAW-IMCO recorded unrealized losses on its derivative financial instruments totaling 7,628 Euros. This resulted in VAW-IMCO failing to meet the required interest coverage calculations related to each of its credit facilities. The lenders have waived the violation and we believe that we will be in compliance with the covenants for all of 2006. The debt remains classified as long-term, with the exception of the amounts due within one year based on the terms of the agreements. We are in compliance with the terms and conditions of our remaining debt obligations.

In February 2004, VAW-IMCO paid Aleris approximately 20,000 Euros ($24,846, including interest), repaying in full its indebtedness owed to Aleris under an intercompany note that Aleris had pledged in October 2004 as part of the collateral security for the Senior Secured Notes. The prepayment of this intercompany note, which was denominated in U.S. Dollars, resulted in a recognized gain of $278 for the first quarter of 2004. The funds were deposited in a collateral account held by the trustee under the indenture governing the Senior Secured Notes, which permitted us to use these funds through January 2005 for acquisitions and construction of assets and properties to be used in our domestic business, which were added to the collateral security for the Senior Secured Notes. Because the funds were designated for additional property and equipment, the funds were classified as non-current restricted cash on our balance sheet as of December 31, 2004. During 2004, we utilized approximately $15,702 of these restricted funds to acquire property and equipment. In February 2005, we made an offer to repurchase outstanding Senior Secured Notes in an amount of up to $5,500, the extent of the amount of the unused funds remaining in the collateral account. This offer resulted in our repurchase of $1,170 in Senior Secured Notes. The remaining unused funds were freed of restriction and were used for our general corporate purposes.

Scheduled maturities of our long-term debt subsequent to December 31, 2005 are as follows:

2006	$20,813
2007	4,966
2008	4,819
2009	267,331
2010	209,527
After 2010	144,381

Total	$651,837

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plans

We sponsor a profit-sharing retirement plan covering most of our employees in the aluminum recycling and zinc segments as well as certain corporate employees who meet defined service requirements. Contributions are determined annually by the Board of Directors and may be as much as 15% of covered salaries. Our profit sharing contributions are as follows:

For the year ended December 31	2005	2004	2003
Company profit sharing contributions	$2,238	$1,888	$937

Subject to certain dollar limits, our employees may contribute a percentage of their salaries to this plan, and we match a portion of the employees’ contributions. Our match of employee’s contributions was as follows:

For the year ended December 31	2005	2004	2003
Company match of employee contributions	$1,392	$1,619	$1,562

In addition, as part of the acquisitions of Commonwealth, ALSCO and Alumitech, we sponsor defined contribution plans covering certain employees of the rolled products and aluminum recycling segments as well as certain corporate employees. Our match of employees’ contributions under these was approximately $1,070 for the year ended December 31, 2005 and $100 for the period from acquisition to December 31, 2004.

Employee Stock Purchase Plan

Effective July 1, 1999, we adopted a qualified, non-compensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is lower. Purchases under the plan are limited to 15% of an employee’s eligible compensation. A total of 800,000 shares are available for purchase under the plan. We issued 16,826, 20,431 and 23,547 shares under the plan in 2005, 2004 and 2003, respectively. The plan was suspended effective January 1, 2006.

Defined Benefit Pension Plans

Our non-contributory defined benefit pension plans cover substantially all salaried and non-salaried employees formerly employed by Commonwealth and ALSCO. The plan benefits are based primarily on years of service and employees’ compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the net periodic benefit expense were as follows:

	U.S. pension benefits		European pension benefits
For the year ended December 31	2005	2004	2005	2004	2003
Service cost	$3,023	$257	$600	$502	$361
Interest cost	6,824	574	917	862	578
Amortization of net (gain) loss	(31)	—	246	144	—
Expected return on plan assets	(7,199)	(626)	(14)	(4)	—

Net periodic benefit cost	$2,617	$205	$1,749	$1,504	$939

The changes in projected benefit obligation and plan assets during the year, using December 31 and September 30 measurement dates for the U.S. and European pension plans, respectively, are as follows.

	U.S. pension benefits		European pension benefits
	2005	2004	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$125,718	$—	$20,289	$16,043
Acquisitions	3,619	125,707	—	—
Service cost	3,023	257	600	502
Interest cost	6,824	574	917	862
Actuarial loss	1,921	—	2,735	1,606
Benefits paid	(9,779)	(820)	(385)	(335)
Translation and other	—	—	(2,867)	1,611

Projected benefit obligation at end of year	$131,326	$125,718	$21,289	$20,289

Change in plan assets
Fair value of plan assets at beginning of year	$89,609	$—	$225	$—
Acquisitions	2,100	88,809	—	—
Employer contributions	3,094	—	706	531
Actual return on plan assets	5,503	1,620	(27)	29
Benefits paid	(9,779)	(820)	(385)	(335)
Translation and other	—	—	(26)	—

Fair value of plan assets at end of year	$90,527	$89,609	$493	$225

Funded status
Fair value of plan assets less than projected benefit obligation	$(40,799)	$(36,109)	$(20,796)	$(20,064)
Unrecognized net actuarial loss (gain)	2,655	(994)	7,212	5,519

Net amount recognized	$(38,144)	$(37,103)	$(13,584)	$(14,545)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(39,041)	$(37,103)	$(17,600)	$(17,056)
Accumulated other comprehensive loss	583	—	2,582	1,532
Deferred income tax asset	314	—	1,434	979

Net amount recognized	$(38,144)	$(37,103)	$(13,584)	$(14,545)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation of the U.S. and European pension plans was $128,597 and $17,600, respectively, at December 31, 2005.

Assumptions

We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. For our domestic pension plans, we base the discount rate used on Moody’s Aa bond index. This rate is adjusted for the underlying duration of the plans’ liabilities. The rates of return on assets used are determined based upon an analysis of the plans’ historical performance relative to the overall markets and mix of assets. The Company assesses the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and makes adjustments to the assumptions as appropriate.

The weighted average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. pension benefits		European pension benefits
December 31	2005	2004	2005	2004
Discount rate	5.50%	5.50%	4.50%	5.00%
Rate of compensation increase, if applicable	3.75%	3.75%	3.00%	3.00%
Cost-of-living increases for pensions	—	—	2.00%	2.00%

The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31 are as follows:

	U.S. pension benefits		European pension benefits
For the year ended December 31	2005	2004	2005	2004	2003
Discount rate	5.49%	5.50%	5.00%	5.50%	5.5%
Expected return on plan assets	8.23%	8.50%	3.50%	3.50%	—
Rate of compensation increase	3.75%	3.75%	3.00%	3.00%	3.0%

The U.S. pension plans’ assets consist primarily of equity securities, guaranteed investment contracts and fixed income pooled accounts. The Company’s plan asset allocation at December 31, 2005 and 2004 and the target allocations are as follows:

	Percentage of plan assets
	2005	2004	Target Allocation
Asset Category:
Equity securities	57%	57%	50%
Debt securities	43%	43%	50%

Total	100%	100%	100%

Cash Flows

The Company’s policy for the U.S. pension plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act of 1974. We expect to make $14,928 of contributions in the year ending December 31, 2006. This amount has been classified as a current accrued liability in the consolidated balance sheet.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments for the U.S. pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

2006	$7,224
2007	6,652
2008	8,146
2009	8,253
2010	10,141
2011-2015	52,597

Other Postretirement Benefit Plans

As a result of the acquisitions of Commonwealth and ALSCO, we maintain health care and life insurance benefit plans covering certain employees hired by Commonwealth on or before September 1, 1998 and certain employees hired by ALSCO. The Company accrues the cost of postretirement benefits within the covered employees’ active service periods. The financial status of the plan at December 31, using a December 31 measurement date for the Commonwealth and ALSCO plans, respectively, is as follows:

December 31	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$42,100	$—
Acquisitions	11,211	42,165
Service cost	540	33
Interest cost	2,448	193
Actuarial loss	742	114
Benefits paid	(3,502)	(405)

Benefit obligation at end of year	$53,539	$42,100

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	3,502	405
Benefits paid	(3,502)	(405)

Fair value of plan assets, end of year	$—	$—

Funded status	$(53,539)	$(42,100)
Unrecognized net actuarial loss	898	114

Net amount recognized	$(52,641)	$(41,986)

The components of net postretirement benefit expense are as follows:

For the year ended December 31	2005	2004
Service cost	$540	$33
Interest cost	2,448	193
Amortization of net actuarial gain	(41)	—

Net postretirement benefit expense	$2,947	$226

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. We base our discount rate used on Moody’s Aa bond index. This rate is adjusted for the underlying duration of the plans’ liabilities.

The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	2005	2004
Discount rate used to determine fiscal year expense	5.50%	5.50%
Discount rate used to determine December 31 benefit obligations	5.50%	5.50%
Health care cost trend rate assumed for next year:
Retirees under age 65	8.40%	8.50%
Retirees 65 and older	9.90%	10.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate:
Retirees under age 65	2008-2011	2011
Retirees 65 and older	2010-2014	2014

For measurement purposes, there is an employer cap on the amount paid for retiree medical benefits. At December 31, 2005, the employer cap had not yet been reached for salary employees but had been reached for hourly employees.

Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$1,454	$(1,231)
Effect on postretirement benefit obligations	39	(39)

Cash flows

Our policy for the plan is to make contributions equal to the benefits paid during the year. Expected contributions for the succeeding twelve months have been included in other current liabilities in the consolidated balance sheet.

The following benefit payments, net of the annual average Medicare Part D subsidy of approximately $214 beginning in 2006, are expected to be paid for the periods indicated:

2006	$4,042
2007	4,137
2008	4,232
2009	4,307
2010	4,436
2011-2015	21,955

Multi-Employer Plan

As a result of the acquisition of Commonwealth, we also contribute to a union sponsored defined benefit multi-employer pension plan for certain of Commonwealth’s non-salaried employees. The Employee Retirement

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of the employers’ withdrawal from such a plan or upon a termination of such a plan. Management does not intend to take any action that would subject the Company to any such liabilities. Our expense relating to the multi-employer pension plan was approximately $2,653 and $200 for the years ended December 31, 2005 and 2004, respectively.

K. STOCKHOLDERS’ EQUITY

On December 8, 2004, an amendment to our Certificate of Incorporation was approved by our stockholders that increased the number of our authorized shares from 40 million to 80 million shares.

In December 2004, our stockholders approved the 2004 Equity Incentive Plan, as amended, (“2004 Plan”). The 2004 Plan provides for the grant of stock options and other stock awards to eligible employees, officers, consultants and non-employee directors. There are 1,100,000 shares of common stock reserved for issuance pursuant to awards granted under this plan. No awards may be granted under this plan after September 22, 2014. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

We granted 90,000 and 243,700 stock options to purchase our common stock to certain employees in 2005 and 2004, respectively, under the 2004 Plan. These options vest in one-third increments over a three year period from the date of grant.

We granted 126,086 and 52,400 non-vested shares of our common stock subject to vesting restrictions to certain employees and our non-employee directors in 2005 and 2004, respectively, under the 2004 Plan. One-half of the restricted shares of common stock granted in 2004 and up through September 2005 will vest three years from the date of grant; the remaining restricted shares of common stock will vest in five years but may vest in three years if certain goals are attained. The restricted shares of common stock granted in December 2005 will cliff vest three years from the date of grant.

We granted 155,500 performance share units in 2005 under the 2004 Plan. These performance share units are payable in common stock. A portion will vest to the extent of the attainment of target levels of merger synergies achieved as a result of the acquisition of Commonwealth that are attained through December 31, 2008. another portion will vest to the extent of the attainment of certain return on capital targets through December 31, 2008.

We also granted performance units in 2005 under the 2004 Plan. These performance units are payable in cash and up to 29,448 shares of common stock. These performance units will vest to the extent of the attainment of specific levels of annualized synergies in each of 2006 and 2007 attributable to the acquisitions made in 2005. The grant date fair value is being amortized over the vesting period.

In connection with the acquisition of Commonwealth, we have assumed the historical stock option plans of Commonwealth. These plans, as amended and restated, cover certain officers, key employees and directors. The plans provide for the grant of options to purchase common stock, the award of non-vested shares and, in the case of non-employee directors, the award of shares of common stock. The total number of shares authorized under the plans is 2,404,250. We granted 8,800 stock options and 2,200 non-vested shares of our common stock subject to vesting restrictions in 2005 under these plans. The 1995 Stock Incentive Plan expired on March 27, 2005 and no further grants of options or non-vested shares may be made under this plan. In December 2004, we granted 565,700 stock options and 115,200 non-vested shares of our common stock to certain employees under these plans. 13,603 shares under the 1997 Stock Incentive Plan were available for grants and awards at December 31, 2005. This plan will also expire in April 2007 and no further grants of options or non-vested shares may be made.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1990, we adopted an Amended and Restated Stock Option Plan. This plan expired in 1997 and no further grants of options may be made under the plan. This plan provided for the granting of nonqualified and incentive stock options. The number of shares of common stock authorized for issuance under the plan was 1,200,000 shares. Options granted under the plan had various vesting periods and are exercisable for a period of 10 years from the date of grant, although options may expire earlier because of termination of employment.

In 1992, we adopted the 1992 Stock Option Plan, which provides for the granting of nonqualified and incentive stock options to employees, officers, consultants and non-employee members of the Board of Directors. This plan expired in December 2002 and no further grants of options may be made under the plan.

In 1996, we adopted our Annual Incentive Program, which provided certain of our key employees with annual incentive compensation tied to the achievement of pre-established and objective performance goals. This plan, as amended, also provides for the granting of stock options to key management employees on a discretionary basis. Nonqualified and incentive stock options may be granted. Options granted to employees under this plan have various vesting periods. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employment or service.

The 1992 Stock Option Plan, as amended, and the 1996 Annual Incentive Program, as amended, allow for the payment of all or a portion of the exercise price and tax withholding obligations in shares of our common stock delivered and/or withheld. Such payment or withholding will be valued at fair market value as of the date of exercise. Participants making use of this feature will automatically be granted a reload stock option to purchase a number of shares equal to the number of shares delivered and/or withheld. When a reload stock option is granted, a portion of the shares issued to the participant will be designated as restricted stock for a period of five years, although the restrictions may lapse earlier under certain circumstances. Reload stock options have an exercise price equal to the fair market value of the underlying stock as of the date of grant (i.e., the date of exercise of the original options) and will expire on the same date as the original options.

Transactions under these plans are as follows:

	2005		2004		2003
Stock Options	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of the year	2,960,520	$11.80	2,133,177	$10.26	2,319,500	$10.45
Assumed Commonwealth options	—		940,527	10.19	—	—
Granted	98,800	21.49	905,080	13.85	4,000	7.50
Exercised	(1,257,635)	10.77	(691,228)	8.52	(3,001)	5.33
Cancelled	(85,921)	12.34	(327,036)	12.68	(187,322)	12.63

Outstanding at end of the year	1,715,764	$13.07	2,960,520	$11.80	2,133,177	$10.26

Exercisable end of the year	850,705	$11.35	1,671,194	$10.43	1,571,682	$11.27

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004	2003
Non-vested Shares and Performance Units
Awarded and not vested at beginning of year	439,100	930,000	850,000
Assumed Commonwealth non-vested shares	—	212,100	—
Awarded	313,234	363,000	80,000
Vested	(35,348)	(859,000)	—
Forfeited	(38,900)	(207,000)	—

Awarded and not vested at end of year	678,086	439,100	930,000

The weighted average grant date fair value per share of all stock option awards granted in 2005, 2004, and 2003 was $12.56, $6.48, and $3.13, respectively.

The weighted average grant date fair value of all non-vested stock and performance unit awards granted in 2005, 2004 and 2003 was $30.89, $14.51 and $7.50, respectively. Compensation expense is recognized over the vesting periods for these awards. Total compensation expense recognized in selling, general and administrative expense was $3,455, $2,248 and $841 in 2005, 2004 and 2003, respectively. In addition, $3,619 of compensation expense was recognized during 2004 related to the accelerated vesting of non-vested shares and share units held by certain executives whose employment terminated upon the consummation of the merger. This amount has been classified in restructuring and other charges in the consolidated statement of operations.

Information related to options outstanding at December 31, 2005, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted average remaining contractual life	Weighted average exercise price	Options	Weighted average exercise price
$ 2.55 – $ 5.10	9,966	5.1	$4.39	9,966	$4.39
$ 5.10 – $ 7.66	111,843	5.7	$6.12	111,843	$6.12
$ 7.66 – $10.21	221,233	6.9	$8.38	192,177	$8.31
$10.21 – $12.76	477,470	8.1	$11.44	237,539	$11.49
$12.76 – $15.31	25,100	2.4	$13.22	25,100	$13.22
$15.31 – $17.86	781,656	8.6	$15.46	267,784	$15.47
$17.86 – $20.42	30,652	8.6	$18.89	2,852	$18.91
$20.12 – $22.97	11,244	6.5	$20.89	3,444	$21.19
$22.97 – $25.52	46,600	9.3	$24.81	—	$—

	1,715,764			850,705

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock share activity

	Outstanding Shares	Treasury Shares
Balance at January 1, 2003	17,142,404	(2,049,941)
Issuance of common stock for services	12,807	—
Exercise of stock options	—	3,001
Issuance of non-vested stock	—	240,000
Stock issued in connection with ESPP	—	23,547
Other	—	(60,010)

Balance at December 31, 2003	17,155,211	(1,843,403)
Issuance of common stock for services	5,938	—
Exercise of stock options	—	693,349
Issuance of common stock for vested stock units	—	169,000
Forfeiture of non-vested stock	—	(150,000)
Stock issued in connection with ESPP	—	20,431
Acquisition of Commonwealth Industries, Inc.	13,608,274	—

Balance at December 31, 2004	30,769,423	(1,110,623)
Issuance of common stock for services	5,924	12,315
Exercise of stock options	410,880	846,755
Stock issued in connection with ESPP	5,000	11,826
Issuance of non-vested stock	78,650	204,736
Purchase of common stock for treasury	—	(13,007)
Other	(32,192)	34,991

Balance at December 31, 2005	31,237,685	(13,007)

L. INCOME TAXES

The income (loss) before income taxes and minority interests was as follows:

For the year ended December 31	2005	2004	2003
U.S.	$75,382	$(38,289)	$(17,845)
International	(144)	22,150	16,349

Total	$75,238	$(16,139)	$(1,496)

The provision for (benefit from) income taxes, including income taxes on minority interests, was as follows:

For the year ended December 31	2005	2004	2003
Current:
Federal	$1,939	$(568)	$(1,771)
State	2,363	191	(57)
International	1,823	7,638	4,650

	6,125	7,261	2,822
Deferred:
Federal	(3,677)	(3,827)	(4,508)
State	(284)	3,329	(1,568)
International	(1,740)	721	2,010

	(5,701)	223	(4,066)

Provision for (benefit from) income taxes	$424	$7,484	$(1,244)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision for (benefit from) income taxes as follows:

For the year ended December 31	2005	2004	2003
Income tax expense (benefit) at the federal statutory rate	$26,334	$(5,648)	$(524)
International income tax rate differences	135	659	(524)
State income taxes, net	1,351	(2,827)	(1,124)
International tax credit	702	(1,054)	—
Other, net	(231)	(46)	(714)
Change in valuation allowance	(27,867)	16,400	1,642

Provision for (benefit from) income taxes	$424	$7,484	$(1,244)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows:

December 31	2005	2004
Deferred Tax Liabilities:
Accelerated depreciation and amortization	$84,093	$54,878
State income taxes	4,517	328
Deferred hedging gain	9,534	5,044

Total deferred tax liabilities	98,144	60,250
Deferred Tax Assets:
Net operating loss carryforwards	24,140	44,524
Tax credit carryforwards	32,380	16,952
Expenses not currently deductible	19,047	7,184
Accrued pension	13,905	12,986
Accrued post retirement	15,579	14,696
Other	7,121	5,118

Total deferred tax assets	112,172	101,460
Valuation allowance	(30,660)	(48,604)

Net deferred tax assets	81,512	52,856

Net deferred tax liabilities	$16,632	$7,394

At December 31, 2005 and 2004 we had valuation allowances of $30,660 and $48,604, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowance in 2005 relates primarily to state tax credits and state net operating losses as well as net operating losses in Brazil. An opening balance sheet adjustment of $25,200, with a full valuation allowance, was made during 2005 for Kentucky state recycling credits related to the acquisition of Commonwealth. The federal valuation allowance that existed at the beginning of the year has all been reversed except for $900 based upon management’s determination that it is more likely than not that our future taxable income, including the reversal of taxable temporary differences, will be substantial enough to realize our net U.S. federal deferred tax assets. The valuation

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance in 2004 related to our potential inability to utilize U.S. federal and state net operating loss and tax credit carry forwards and certain international net operating loss carry forwards due to recent cumulative losses. Based on the available evidence, except for the deferred tax assets related to a portion of the foreign tax credit that can be carried back to prior years, a full valuation allowance was established in 2004 for all other deferred tax assets related to domestic operations. The acquisition of Commonwealth resulted in $21,356 of additional net deferred tax assets in 2004. We recorded a full valuation allowance against these net deferred tax assets in purchase accounting.

At December 31, 2005, we had approximately $26,351 of unused net operating loss carry forwards for international tax purposes, which do not expire, $547 of international net operating loss carry forwards that expire starting in 2013 and $24,069 in U.S. federal income tax net operating loss carry forwards that expire starting in 2006, of which $17,195 is subject to a limitation as to its use in any given year under U.S. income tax regulations regarding change in ownership. The company also has net operating losses for state purposes, all of which have been provided a full valuation allowance.

At December 31, 2005, we had $14,358 of unused U.S. federal tax credit carry forwards, of which $10,322 are subject to a limitation as to use in any given year under U.S. income tax regulations regarding change in ownership. We also had $27,726 of unused state tax credit carry forwards, substantially all of which have been provided a full valuation allowance.

Undistributed earnings of $31,505 for all non-U.S. investments are considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.

M. NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

For the year ended December 31	2005	2004	2003
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$74,348	$(23,837)	$(812)

Denominator:
Weighted-average of outstanding shares—basic	30,448,299	15,793,182	14,472,884
Effect of dilutive stock options, non-vested shares and non-vested share units	803,533	—	—

Adjusted weighted-average of outstanding shares- diluted	31,251,832	15,793,182	14,472,884

Net earnings (loss) per share:
Basic earnings (loss) per share	$2.44	$(1.51)	$(0.06)
Dilutive earnings (loss) per share	$2.38	$(1.51)	$(0.06)

The following stock options and non-vested shares and units were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	2005	2004	2003
Anti-dilutive stock options and non-vested shares and units	—	3,417,211	2,973,177

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N. COMMITMENTS AND CONTINGENCIES

Operating leases

We lease various types of equipment and property, primarily the equipment utilized in our operations at our various plant locations and at our headquarters facility. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, are as follows:

Operating Leases
2006	$7,952
2007	4,778
2008	3,729
2009	1,645
2010	1,002
Thereafter	264

$19,370

Rental expense under cancelable and non-cancelable operating leases for 2005, 2004 and 2003 was $9,091, $7,310 and $6,021, respectively.

Purchase Obligations

Our non-cancelable purchase obligations are principally for natural gas and materials, such as metals and fluxes used in our manufacturing operations. At December 31, 2005, amounts due under non-cancelable purchase obligations are as follows:

	Cash payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Purchase obligations	$1,535,706	$496,935	$263,236	$258,600	$516,935

Amounts recognized in cost of sales related to these purchase obligations totaled $226,297, $65,667 and $67,023 in 2005, 2004 and 2003, respectively.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders by agencies in four states for environmental remediation at five sites, two of which are located at our operating facilities.

Our reserves for environmental remediation liabilities totaled $12,641 and $6,396 at December 31, 2005 and 2004, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet. These amounts are in addition to our asset retirement obligations discussed in Note H and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.

The changes in our accruals for environmental liabilities are as follows:

For the year ended December 31	2005	2004	2003
Balance at beginning of year	$6,396	$1,036	$896
Revisions and liabilities incurred	2,754	501	140
Payments	(868)	(300)	—
Environmental liabilities of acquired businesses	4,359	5,159	—

Balance at end of year	$12,641	$6,396	$1,036

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

O. SEGMENT INFORMATION

The following presents selected information by operating segment. Our segments are business units that offer different types of metal products and services and include the following: rolled products, aluminum recycling, specification alloy, zinc, Europe, Brazil, and Mexico. Our rolled products segment produces aluminum sheet for distributors and customers serving the building and construction, transportation, and consumer durables end-use markets. For financial reporting purposes, the aluminum recycling and specification alloy operating segments have been aggregated into the aluminum recycling reportable operating segment and our international recycling operations have been aggregated into the international reportable operating segment. The aluminum recycling segment represents all of our aluminum melting, processing, alloying, trading and salt cake recovery activities within the United States while the international segment represents these same activities outside of the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical and the long-term gross margins are expected to be similar. Our zinc segment represents all of our zinc melting, processing and trading activities.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, unrealized losses (gains) on derivative financial instruments, corporate general and administrative costs,

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including depreciation of corporate assets and amortization of capitalized debt costs. Beginning in 2005, management does not consider impairment charges and unrealized losses (gains) on derivative financial instruments within segment income. This change (decreased) increased the rolled products’ segment income by $(2,592) in 2004, the aluminum recycling segment’s income by $4,588 and $5,905 in 2004 and 2003, respectively, and the international segment’s income by $(2,073) and $(284) in 2004 and 2003, respectively. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, net current deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments.

Reportable Segment Information

Selected reportable segment disclosures for the three years ended December 31, 2005 are as follows:

	Rolled products	Aluminum recycling	International	Zinc	Intersegment revenues	Totals
2005
Revenues	$1,246,639	$551,398	$416,523	$244,083	$(29,669)	$2,428,974
Segment income	160,604	28,589	13,253	20,986		223,432
Depreciation and amortization expense	28,301	14,308	8,125	2,541		53,275
Equity in losses of affiliates	—	(1,560)	—	—		(1,560)
Segment assets	818,974	302,802	272,415	124,526		1,518,717
Equity investments in joint ventures	—	(950)	—	—		(950)
Payments for plant and equipment	11,056	14,191	30,549	1,817		57,613

2004
Revenues	$95,104	$554,849	$371,679	$206,849	$(1,884)	$1,226,597
Segment income (loss)	(3,115)	26,405	19,704	11,954		54,948
Depreciation and amortization expense	2,204	15,689	6,731	3,598		28,222
Equity in losses of affiliates	—	(267)	—	—		(267)
Segment assets	490,932	248,673	214,437	108,922		1,062,964
Equity investments in joint ventures	—	610	—	—		610
Payments for plant and equipment	1,930	16,231	24,198	2,030		44,389

2003
Revenues	$—	$479,585	$256,386	$156,044	$—	$892,015
Segment income	—	18,526	17,026	4,895		40,447
Depreciation and amortization expense	—	18,524	5,387	3,329		27,240
Equity in earnings of affiliates	—	55	734	—		789
Segment assets	—	232,209	175,345	109,815		517,369
Equity investments in joint ventures	—	876	—	100		976
Payments for plant and equipment	—	7,233	10,201	2,773		20,207

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	2005	2004	2003
Profits
Segment income	$223,432	$54,948	$40,447
Unallocated amounts:
General and administrative expense	(58,181)	(32,205)	(20,919)
Restructuring and other charges	(29,865)	(14,912)	(5,905)
Interest expense	(41,886)	(28,790)	(15,806)
Unrealized (losses) gains from derivative financial instruments	(18,648)	4,235	284
Fees on receivables sale	—	—	(843)
Interest and other income	386	585	1,246

Income (loss) before provision for income taxes and minority interests	$75,238	$(16,139)	$(1,496)

Depreciation and amortization expense
Total depreciation and amortization expense for reportable segments	$53,275	$28,222	$27,240
Unallocated depreciation and amortization expense	1,677	2,405	2,447

Total consolidated depreciation and amortization expense	$54,952	$30,627	$29,687

Assets
Total assets for reportable segments	$1,518,717	$1,062,964	$517,369
Unallocated assets	35,413	18,185	33,365

Total consolidated assets	$1,554,130	$1,081,149	$550,734

Payments for property and equipment
Total payments for property and equipment for reportable segments	$57,613	$44,389	$20,207
Other payments for property and equipment	4,502	436	600

Total consolidated payments for property and equipment	$62,115	$44,825	$20,807

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived assets (net of accumulated depreciation and amortization):

	2005	2004	2003
Revenues
United States	$1,878,587	$792,977	$585,777
International:
Asia	13,846	6,843	6,846
Europe	359,775	353,464	244,716
South America	39,852	37,816	18,563
North America	136,736	33,530	34,624
Other	178	1,967	1,489

Total international revenues	$550,387	$433,620	$306,238

Consolidated total	$2,428,974	$1,226,597	$892,015

Long-lived assets, including intangible assets
United States, net	$580,434	$391,930	$201,642
International, net:
Germany	89,542	76,863	55,680
Brazil	21,062	6,590	5,761
United Kingdom	8,195	9,863	9,432
Mexico	11,575	11,473	10,770
Netherlands	2,765	—	—

Total international long-lived assets, net	$133,139	$104,789	$81,643

Consolidated total	$713,573	$496,719	$283,285

P. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy and the sale and purchase prices of certain aluminum and zinc products. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as derivative financial instruments, other long-term assets and other current liabilities. Our outstanding derivatives are cash flow hedges. The amounts deferred in other comprehensive income at December 31, 2005 and 2004 were as follows:

December 31	2005		2004
	Fair value	Deferred gains, net of tax	Fair value	Deferred gains (losses), net of tax
Natural gas	$28,088	$15,335	$4,960	$(1,875)
Aluminum	(6,500)	—	11,449	(291)
Zinc	351	218	(27)	(17)

The changes in the fair value of certain of our cash flow hedges accumulate on our balance sheet (in other comprehensive income (loss)) until the maturity of the respective hedging agreements. As of December 31, 2005, over the next twelve months, we estimate that we will recognize in earnings deferred gains from the settlement of

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our hedging instruments of $22,761 and $328 for natural gas and zinc, respectively. Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Realized gains and (losses) on our derivative financial instruments are included within cost of sales in the consolidated statement of operations and totaled the following:

Year ended December 31	2005	2004	2003
Natural gas	$22,121	$3,735	$3,401
Aluminum	9,275	4,753	(1,948)
Zinc	(377)	725	(343)

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

At December 31, 2005, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 54% and 12% of our expected 2006 and 2007 natural gas fuel needs, respectively.

Aluminum Hedging

The selling prices of the majority of the rolled products segment’s customer orders are established at the time of order entry. As the related raw materials used to produce these orders are purchased several months after the selling prices are fixed, the rolled products segment is subject to the risk of changes in the purchase price of the raw material it purchases. In order to manage this exposure, London Metal Exchange (LME) future purchase contracts are entered into at the time the selling prices are fixed. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. These contracts do not meet certain “effectiveness” requirements set forth in SFAS No. 133, as amended. Accordingly, the changes in the fair value of the contracts are recorded in earnings as unrealized losses (gains) on derivative financial instruments rather than being deferred in other comprehensive income (loss). Upon settlement, the gain or loss recognized is included within cost of sales and the previously recorded unrealized gain or loss is reversed.

The aluminum recycling segment enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. At December 31, 2005, the aluminum recycling segment did not hold any forward sale or purchase contracts.

VAW-IMCO also enters into LME high-grade and alloy aluminum forward sales and purchase contracts. The functional currency of VAW-IMCO is the Euro; however, certain of VAW-IMCO’s sales and purchases are denominated in U.S. Dollars. As a result, VAW-IMCO enters into Euro as well as U.S. Dollar denominated forward and futures contracts. The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS No. 133, as amended.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Zinc Hedging

In the normal course of business, the zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these hedges are included within other comprehensive income (loss) while the ineffective portions are included within unrealized (gains) losses on derivative financial instruments.

Credit Risk

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

Other Financial Instruments

The carrying amount and fair value of our other financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash equivalents	$6,822	$6,822	$17,828	$17,828
Long-term debt:
9% Senior Notes	125,000	128,750	125,000	130,000
10 3/8% Senior Secured Notes	207,853	229,425	208,872	238,350
VAW-IMCO credit facilities	34,811	34,811	8,140	8,140
Fixed Rate Revenue Bonds	14,410	17,758	14,407	17,517

The fair value of our outstanding indebtedness under the Amended and Restated Senior Credit Facility, the 2004 Morgantown industrial revenue bonds and the VAW-IMCO term loans approximates carrying value due to their floating interest rates. The current fair value of our Senior Notes, Senior Secured Notes and fixed rate revenue bonds were based on market quotations, discounted cash flows and incremental borrowing rates. The fair value of accounts receivable, accounts payable and accrued liabilities approximate carrying value.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss), which are items that change equity during the reporting period, but are not included in earnings:

	Total	Unrealized gain (loss) on derivative financial instruments	Currency translation, unrealized gain (loss)	Minimum pension adjustment
Balance at December 31, 2002	$(9,830)	$521	$(10,351)	$—
Current year net change	3,587	—	3,587	—
Change in fair value of derivative financial instruments	(1,643)	(1,643)	—	—
Reclassification of derivative financial instruments into earnings	3,929	3,929	—	—
Income tax effect	(868)	(868)	—	—

Balance at December 31, 2003	$(4,825)	$1,939	$(6,764)	$—
Current year net change	6,259	—	6,259	—
Minimum pension liability adjustment	(2,511)	—	—	(2,511)
Deferred tax on minimum pension liability adjustment	979	—	—	979
Change in fair value of derivative financial instruments	(157)	(157)	—	—
Reclassification of derivative financial instruments into earnings	(4,793)	(4,793)	—	—
Income tax effect	828	828	—	—

Balance at December 31, 2004	$(4,220)	$(2,183)	$(505)	$(1,532)
Current year net change	(9,004)		(6,601)	(2,403)
Change in fair value of derivative financial instruments	46,671	46,671	—	—
Deferred tax on minimum pension liability adjustment	769	—	—	769
Reclassification of derivative financial instruments into earnings	(19,763)	(19,763)	—	—
Income tax effect	(9,172)	(9,172)	—	—

Balance at December 31, 2005	$5,281	$15,553	$(7,106)	$(3,166)

We translate the balance sheets of our international subsidiaries using fiscal period-end exchange rates. Operating results are translated using the average exchange rates for the period. The cumulative effect of such translations is included in stockholders’ equity, other than for current intercompany accounts, as a component of other comprehensive income (loss), as shown above.

R. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of the subsidiaries (the “Guarantor Subsidiaries”) of Aleris International, Inc. are guarantors of the indebtedness of Aleris International, Inc. under its senior secured notes due 2010 and senior notes due 2014. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior secured notes or the senior notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presented as of December 31, 2005 and 2004, the condensed consolidating statements of operations are presented for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidating statements of cash flows are presented for the years ended December 31, 2005, 2004 and 2003.

	As of December 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$400	$(334)	$6,756	$—	$6,822
Accounts receivable, net	7,926	262,110	56,237	(1,162)	325,111
Inventories	3,688	340,499	60,593	—	404,780
Deferred income taxes	2,259	31,659	1,287	—	35,205
Prepaid expenses	777	6,272	1,693	—	8,742
Derivative financial instruments	7,796	18,413	1,749	—	27,958
Other current assets	1,240	659	291	—	2,190

Total Current Assets	24,086	659,278	128,606	(1,162)	810,808
Property and equipment, net	44,068	379,307	116,279	(1,857)	537,797
Goodwill	4,161	130,095	18,589	—	152,845
Intangible assets, net	—	22,931	—	—	22,931
Restricted cash	2,038	4,145	—	—	6,183
Other assets	18,001	5,750	765	—	24,516
Investments in subsidiaries/ intercompany receivable (payable), net	963,933	(347,143)	35,445	(653,185)	(950)

	$1,056,287	$854,363	$299,684	$(656,204)	$1,554,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,652	$133,997	$47,286	$(1,162)	$200,773
Accrued liabilities	10,032	87,378	34,505	3,533	135,448
Current maturities of long-term debt	—	88	20,725	—	20,813

Total Current Liabilities	30,684	221,463	102,516	2,371	357,034
Long-term debt	615,560	1,374	14,090	—	631,024
Deferred income taxes	6,331	40,846	4,660	—	51,837
Accrued pension benefits	—	24,113	17,600	—	41,713
Accrued post-retirement benefits	—	48,599	—	—	48,599
Other long-term liabilities	9,943	19,668	4,076	(3,533)	30,154
Stockholders’ Equity	393,769	498,300	156,742	(655,042)	393,769

	$1,056,287	$854,363	$299,684	$(656,204)	$1,554,130

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2004
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$2,061	$46	$15,721	$—	$17,828
Accounts receivable, net	7,130	180,218	42,458	(788)	229,018
Inventories	4,865	219,786	38,804	—	263,455
Deferred income taxes	—	3,031	3,598	(2,743)	3,886
Prepaid expenses	2,274	7,810	1,452	—	11,536
Derivative financial instruments	1,195	13,936	2,193	—	17,324
Other current assets	65	—	122	—	187

Total Current Assets	17,590	424,827	104,348	(3,531)	543,234
Property and equipment, net	37,281	301,361	95,994	(1,857)	432,779
Goodwill	4,160	49,131	10,649	—	63,940
Restricted cash	11,862	4,145	—	—	16,007
Other assets	19,969	4,485	735	—	25,189
Deferred income taxes	6,785	—	—	(6,785)	—
Investments in subsidiaries/ intercompany receivable (payable), net	626,984	(193,352)	(24,107)	(409,525)	—

	$724,631	$590,597	$187,619	$(421,698)	$1,081,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,603	$120,774	$40,355	$(789)	$178,943
Accrued liabilities	13,612	57,179	17,614	—	88,405
Current maturities of long-term debt	—	57	4	—	61

Total Current Liabilities	32,215	178,010	57,973	(789)	267,409
Long-term debt	404,048	147	8,143	—	412,338
Deferred income taxes	—	9,777	11,031	(9,528)	11,280
Accrued pension benefits	—	34,103	17,070	—	51,173
Accrued post-retirement benefits	—	38,267	—	—	38,267
Other long-term liabilities	5,698	8,281	4,033	—	18,012
Stockholders’ Equity	282,670	322,012	89,369	(411,381)	282,670

	$724,631	$590,597	$187,619	$(421,698)	$1,081,149

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$117,924	$1,936,058	$438,406	$(63,414)	$2,428,974
Cost of sales	109,650	1,713,898	410,581	(63,414)	2,170,715

Gross profit	8,274	222,160	27,825	—	258,259
Selling, general and administrative expense	7,490	71,820	11,779	—	91,089
Restructuring and other charges	82	29,338	445	—	29,865
Interest expense	40,972	409	637	(132)	41,886
Unrealized losses on derivative financial instruments	—	6,825	11,823	—	18,648
Other (income) expense, net	(2,337)	1,525	653	132	(27)
Equity in net (earnings) loss of affiliates	(112,281)	1,560	—	112,281	1,560

Earnings (loss) before income taxes and minority interests	74,348	110,683	2,488	(112,281)	75,238
Provision for (benefit from) income taxes	—	55	369	—	424

Earnings (loss) before minority interests	74,348	110,628	2,119	(112,281)	74,814
Minority interests, net of provision for income taxes	—	—	466	—	466

Net income (loss)	$74,348	$110,628	$1,653	$(112,281)	$74,348

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2004
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$99,970	$781,648	$391,242	$(46,263)	$1,226,597
Cost of sales	90,960	746,700	357,314	(46,263)	1,148,711

Gross profit	9,010	34,948	33,928	—	77,886
Selling, general and administrative expense	2,341	39,425	12,741	—	54,507
Restructuring and other charges	1,059	13,853	—	—	14,912
Interest expense	28,408	26,664	273	(26,555)	28,790
Unrealized gains on derivative financial instruments	—	(2,162)	(2,073)	—	(4,235)
Other (income) expense, net	(11,824)	(14,578)	(340)	26,526	(216)
Equity in net (earnings) loss of affiliates	15,337	267	—	(15,337)	267

Earnings (loss) before income taxes and minority interests	(26,311)	(28,521)	23,327	15,366	(16,139)
Provision for (benefit from) income taxes	(2,474)	1,468	8,490	—	7,484

Earnings (loss) before minority interests	(23,837)	(29,989)	14,837	15,366	(23,623)
Minority interests, net of provision for income taxes	—	—	214	—	214

Net income (loss)	$(23,837)	$(29,989)	$14,623	$15,366	$(23,837)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2003
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$92,775	$554,692	$272,038	$(27,490)	$892,015
Cost of sales	84,116	532,560	244,586	(27,490)	833,772

Gross profit	8,659	22,132	27,452	—	58,243
Selling, general and administrative expense	1,841	28,723	8,244	—	38,808
Restructuring and other charges	—	5,905	—	—	5,905
Interest expense	12,540	9,419	3,269	(9,422)	15,806
Unrealized gains on derivative financial instruments	—	—	(284)	—	(284)
Other (income) expense, net	2,505	(10,252)	(2,037)	9,234	(550)
Equity in net (earnings) loss of affiliates	2,552	(55)	(734)	(2,552)	(789)
Fees on receivables sale	—	843	—	—	843

Earnings (loss) before provision for income taxes and minority interest	(10,779)	(12,451)	18,994	2,740	(1,496)
Provision for (benefit from) income taxes	(9,967)	2,648	6,075	—	(1,244)

Earnings (loss) before minority interests	(812)	(15,099)	12,919	2,740	(252)
Minority interests, net of provision for income taxes	—	—	560	—	560

Net income (loss)	$(812)	$(15,099)	$12,359	$2,740	$(812)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,878)	$112,676	$(2,521)	$—	$102,277

Investing activities:
Payments for property and equipment	(9,359)	(21,938)	(30,818)	—	(62,115)
Proceeds from sale of property and equipment	—	5,431	—	—	5,431
Purchase of business, net of cash acquired	—	(300,320)	(17,376)	—	(317,696)
Net investment in subsidiaries	(318,128)	300,606	17,522	—	—
Other	440	(23)	65	—	482

Net cash used in investing activities	(327,047)	(16,244)	(30,607)	—	(373,898)

Financing activities:
Net proceeds from long-term revolving credit facility	212,413	—	—	—	212,413
Proceeds from issuance of long-term debt	—	—	29,132	—	29,132
Payments of long-term debt	(1,170)	—	—	—	(1,170)
Change in restricted cash	9,824	—	—	—	9,824
Minority interests	—	—	(690)	—	(690)
Debt issuance costs	(1,844)	—	—	—	(1,844)
Proceeds from exercise of stock options	13,576	—	—	—	13,576
Net transfers with subsidiaries	120,435	(116,858)	(3,577)	—	—
Other	(19,970)	20,046	—	—	76

Net cash provided by (used in) financing activities	333,264	(96,812)	24,865	—	261,317

Effect of exchange rate changes on cash	—	—	(702)	—	(702)
Net decrease in cash and cash equivalents	(1,661)	(380)	(8,965)	—	(11,006)
Cash and cash equivalents at beginning of period	2,061	46	15,721	—	17,828

Cash and cash equivalents at end of period	$400	$(334)	$6,756	$—	$6,822

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2004
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,912	$(34,771)	$(35,348)	$60,310	$2,103

Investing activities:
Payments for property and equipment	(6,213)	(14,262)	(24,350)	—	(44,825)
Proceeds from sale of property and equipment	—	72	—	—	72
Purchase of business, net of cash acquired	—	6,050	—	—	6,050
Net investment in subsidiaries	(161,809)	161,809	—	—	—
Other	(637)	278	173	—	(186)

Net cash provided by (used in) investing activities	(168,659)	153,947	(24,177)	—	(38,889)

Financing activities:
Net proceeds from long-term revolving credit facility	17,806	—	—	—	17,806
Proceeds from issuance of long-term debt	129,970	—	7,464	—	137,434
Payments of long-term debt	—	(125,000)	—	—	(125,000)
Change in restricted cash	(11,863)	—	24,847	—	12,984
Settlement of VAW-IMCO redemption liability	24,847	—	(24,847)	—	—
Minority interests	—	(405)	—	—	(405)
Debt issuance costs	(10,933)	559	—	—	(10,374)
Proceeds from exercise of stock options	6,116	—	—	—	6,116
Net transfers with subsidiaries	2,104	4,232	53,974	(60,310)	—
Other	258	1,350	(1,453)	—	155

Net cash provided by (used in) financing activities	158,305	(119,264)	59,985	(60,310)	38,716

Effect of exchange rate changes on cash	—	—	1,138	—	1,138
Net increase (decrease) in cash and cash equivalents	1,558	(88)	1,598	—	3,068
Cash and cash equivalents at beginning of period	503	134	14,123	—	14,760

Cash and cash equivalents at end of period	$2,061	$46	$15,721	$—	$17,828

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2003
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42,158)	$(51,627)	$89,118	$(3,585)	$(8,252)

Investing activities:
Payments for property and equipment	(1,557)	(8,793)	(10,457)	—	(20,807)
Proceeds from sale of property and equipment	—	105	—	—	105
Net cash acquired in consolidation of the remaining 50% of VAW-IMCO	—	(1,181)	15,669	—	14,488
Other	—	67	925	—	992

Net cash provided by (used in) investing activities	(1,557)	(9,802)	6,137	—	(5,222)

Financing activities:
Net (payments of) long-term revolving credit facility	(61,009)	—	—	—	(61,009)
Net (payments of) proceeds from issuance of long-term debt	154,569	—	(9,000)	—	145,569
Debt issuance costs	(11,553)	—	—	—	(11,553)
Settlement of VAW-IMCO redemption liability	—	—	(26,046)	—	(26,046)
Increase in restricted cash	—	—	(24,846)	—	(24,846)
Net transfers with subsidiaries	(40,463)	60,176	(23,298)	3,585	—
Other	256	1,204	(2,864)	—	(1,404)

Net cash provided by (used in) financing activities	41,800	61,380	(86,054)	3,585	20,711

Effect of exchange rate changes on cash	—	—	648	—	648
Net increase in cash and cash equivalents	(1,915)	(49)	9,849	—	7,885
Cash and cash equivalents at beginning of period	2,418	183	4,274	—	6,875

Cash and cash equivalents at end of period	$503	$134	$14,123	$—	$14,760

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S. QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2005
Revenues	$644,981	$603,607	$554,919	$625,467	$2,428,974
Gross profits	$72,136	$61,521	$59,162	$65,440	$258,259
Net income (loss)	$29,088	$18,914	$31,525	$(5,179)	$74,348
Net earnings (loss) per common share:
Basic	$0.97	$0.62	$1.03	$(0.17)	$2.44
Diluted	$0.94	$0.60	$1.01	$(0.17)	$2.38

2004
Revenues	$278,508	$292,439	$283,044	$372,606	$1,226,597
Gross profits	$21,203	$22,861	$18,764	$15,058	$77,886
Net income (loss)	$2,711	$288	$(314)	$(26,522)	$(23,837)
Net earnings (loss) per common share:
Basic	$0.19	$0.02	$(0.02)	$(1.42)	$(1.51)
Diluted	$0.18	$0.02	$(0.02)	$(1.42)	$(1.51)

Special items relating to our 2005 financial statements and operations

During the fourth quarter of 2005, we recorded asset impairment, employee severance and other exit costs totaling $24,295 related to the announced closure of the Carson, California rolling mill. See Note C.

During the first quarter we recorded severance costs related to the acquisition of Commonwealth totaling $1,987 and asset impairments totaling $804. During the second and third quarters, we recorded additional severance and impairment charges totaling $1,006 and $1,024, respectively, related to the acquisition of Commonwealth. See Note C.

Special items relating to our 2004 financial statements and operations

During the fourth quarter of 2004, we recorded non-cash asset impairment charges totaling $4,158. See Note C.

Also during the fourth quarter we recorded restructuring and merger related costs totaling $10,754 related to the initial phases of our plans to integrate the operations of Commonwealth. These charges have not been allocated to a particular segment. See Note C.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation, as of December 31, 2005, of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file with the SEC under the Exchange Act is recorded, processed and reported on a timely basis.

Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) promulgated under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005, using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Tomra Latasa Reciclagem, ALSCO Holdings Inc., certain operations of Ormet Corporation and Alumitech Inc., all of which were acquired during the year ended December 31, 2005, and which are included in the consolidated financial statements of the Company for the year ended December 31, 2005. We did not assess the effectiveness of internal control over financial reporting at these entities because we did not believe we had adequate time to conduct an assessment of the internal control over financial reporting in the period between each of the consummation dates of the acquisitions and the date of management’s assessment. The excluded elements constituted, in the aggregate, approximately $297.5 million and $218.6 million of the Company’s total and net assets, respectively, as of December 31, 2005 and approximately $97.0 million and $2.5 million of the Company’s revenues and net income, respectively, for the year then ended. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aleris International, Inc.

We have audited management’s assessment, included in accompanying “Management’s Report on Internal Control Over Financial Reporting” that Aleris International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aleris International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tomra Latasa Reciclagem, ALSCO Holdings, Inc., certain of the assets of Ormet Corporation and Alumitech, Inc. (“the acquired companies”), which are included in the 2005 consolidated financial statements of Aleris International, Inc. and constituted in the aggregate $297.5 million and $218.6 million of total and net assets, respectively, as of December 31, 2005 and approximately $97.0 million and $2.5 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities because management does not believe they had adequate time to conduct an assessment of their internal control over financial reporting in the period between each of the consummation dates of the acquisitions and the date of management’s assessment. Our audit of internal control over financial reporting of Aleris International, Inc. also did not include an evaluation of the internal control over financial reporting of the acquired companies.

In our opinion, management’s assessment that Aleris International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aleris International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aleris International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Aleris International, Inc. and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 7, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors and nominees for director of our company appears under the captions “Election of Directors,” “Executive Officers” and “Compliance with Section 16(a)” in our definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, to be filed with the SEC under Regulation 14A of the Securities Exchange Act of 1934, which information is incorporated herein by reference. We anticipate that the definitive Proxy Statement will be filed with the SEC and mailed to stockholders in April 2006.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, as to our shares of common stock that may be issued under our equity compensation plans, including our 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, the Annual Incentive Program, the Employee Stock Purchase Plan (ESPP), the Commonwealth Industries, Inc. 1995 Stock Incentive Plan (as amended), the Commonwealth Industries, Inc. 1997 Stock Incentive Plan (as amended), the Amended and Restated 2000 Restricted Stock Plan and the Aleris International, Inc. 2005 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans
Approved by Stockholders (1)	2,918,163	(2)	$11.86	2,477,898	(4)(5)
Not Approved by Stockholders	24,000	(3)	$6.37	369,333	(6)

Total	2,942,163		$11.81	2,847,231

(1)	Represents shares under the 1990 Amended and Restated Stock Option Plan, the 1992 Stock Option Plan, the ESPP, the Commonwealth Industries, Inc. 1995 Stock Incentive Plan (as amended), the Commonwealth Industries, Inc. 1997 Stock Incentive Plan (as amended), the Aleris International, Inc. 2005 Equity Incentive Plan and the Annual Incentive Program (except as described in note (2) below).
(2)	Includes 1,506,227 shares of Aleris common stock that may be issued upon exercise of options granted under the Commonwealth Industries, Inc. 1995 Stock Incentive Plan and the Commonwealth Industries, Inc. 1997 Stock Incentive Plan that were assumed by Aleris in connection with the business combination with Commonwealth in December 2005. The weighted average exercise price per share of these outstanding options as of December 31, 2005 under those two assumed plans was $12.23 per share.
(3)	Consists of 24,000 shares under options granted under the Annual Incentive Program, as described below.
(4)	Includes shares available for future issuance under the ESPP. As of December 31, 2005, an aggregate of 575,885 shares of common stock were available for issuance under the ESPP.
(5)	The term of the 1992 Stock Option Plan expired on December 15, 2002. As of December 31, 2005, a total of 651,855 shares of common stock were issuable upon the exercise of outstanding options under this expired plan and are included under column (a).
(6)	Includes 209,333 shares issuable under the Annual Incentive Program and 160,000 shares of common stock reserved for issuance under the Amended and Restated 2000 Restricted Stock Plan.

Amended and Restated 2000 Restricted Stock Plan. During 2000 our Board of Directors approved the IMCO Recycling Inc. 2000 Restricted Stock Plan. This plan granted our Compensation Committee the authority to make awards of restricted stock of up to 300,000 shares, in order to attract and retain key employees of the Company and its subsidiaries. In February 2004, our Board of Directors amended and restated the plan, granting the Compensation Committee the authority to grant restricted stock units as well as restricted stock out of the 300,000 available shares under the plan. In February and May 2004, we awarded a total of 197,000 restricted stock units to 14 employees of which 57,000 have since been forfeited by two employees who have left the company. Any delivery or issuance of shares under this plan must be from treasury shares or repurchased shares.

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

Upon termination of a participant’s employment with our company for any reason other than death, disability or retirement, all nonvested shares of restricted stock and nonvested restricted stock units will be forfeited. In addition, in the event of a “change in control” of our company (as defined in the plan), all restricted stock and restricted stock units will become fully vested. Unless sooner terminated, the Amended and Restated 2000 Restricted Stock Plan will terminate on December 13, 2010.

Annual Incentive Program. Our Annual Incentive Program was first adopted by our Board and approved by our stockholders in 1996. In 1998, the Board and stockholders approved an amendment to the Annual Incentive Program that increased the total number of shares of common stock reserved for issuance under the plan to 900,000 shares. During 2000, the Board again amended the Annual Incentive Program, authorizing an additional 300,000 shares reserved under the plan. However, this plan amendment provided that only treasury shares or shares repurchased by us could be used for options granted out of the additional 300,000 shares reserved. At December 31, 2005, options had been granted and were outstanding to purchase up to 209,333 shares from this additional 300,000 share reserve under the Annual Incentive Program. As of December 31, 2005, options to purchase a total of 24,000 shares of common stock had been granted and were outstanding under the Annual Incentive Program. The Annual Incentive Program has expired.

Eligible participants under the Annual Incentive Program are our key employees, consultants, officers and directors selected by the Compensation Committee from time to time.

The Annual Incentive Program has expired.

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

In the event that a participant exercises a stock option and receives a reload stock option, the participant will be restricted from transferring or pledging a number of shares received by the participant upon exercise of the original stock option, equal to one-half of the total number of shares delivered to and withheld by us upon the exercise of the stock option. These restrictions will continue to be in effect for up to five years, but may expire earlier upon the participant’s retirement, death or disability, or upon a “change of control” of our company. In addition, the Compensation Committee may in its discretion waive these restrictions.

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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of June 16, 2004, by and among the Company (formerly IMCO Recycling Inc.), Silver Fox Acquisition Company and Commonwealth Industries, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2004 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of September 7, 2005, by and among the Company and ALSCO Holdings, Inc., Sun ALSCO, LLC and ALSCO Acquisition Corp. filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference.

2.3	Asset Purchase Agreement dated November 7, 2005, by and among the Company and Ormet Corporation, Ormet Aluminum Mill Products Corporation and Specialty Blanks, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference.

3.1	Certificate of Incorporation of Aleris International, Inc., as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated February 4, 2005 and incorporated herein by reference.

3.2	Bylaws of Aleris International, Inc., as amended, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 dated February 4, 2005 and incorporated herein by reference.

4.1	Registration Rights Agreement dated as of October 6, 2003, by and among the Company (formerly IMCO Recycling Inc.), certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.2	Indenture dated as of October 6, 2003, by and among the Company (formerly IMCO Recycling Inc.), certain subsidiary guarantors under the Indenture and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.3	Indenture Supplement to Add Subsidiary Guarantors, dated as of January 20, 2005, among Silver Fox Holding Company, Commonwealth Industries, Inc., CA Lewisport, LLC, CI Holdings, LLC, Commonwealth Aluminum, LLC, Commonwealth Aluminum Concast, Inc., Commonwealth Aluminum Lewisport, LLC, Commonwealth Aluminum Metals, LLC, Commonwealth Aluminum Sales Corporation, Commonwealth Aluminum Tube Enterprises, LLC, Aleris International, Inc., each other currently existing subsidiary guarantors under the Indenture, and JPMorgan Chase Bank, N.A., as Trustee under the Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 25, 2005, and incorporated herein by reference.

4.4	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.5	Indenture dated as of November 4, 2004, between IMCO Recycling Escrow Inc. and LaSalle Bank National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.

4.6	Supplemental Indenture dated December 9, 2004 between the Company (formerly IMCO Recycling Inc.), Commonwealth Industries, Inc., certain subsidiary guarantors under the Indenture and LaSalle Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 14, 2004 and incorporated herein by reference.

4.7	Form of 9% Senior Note due 2014, filed as Exhibit 4.4. To the Company’s Annual Report on From 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.8	Registration Rights Agreement dated as of November 4, 2004, among the Company (formerly IMCO Recycling Inc.) and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., PNC Capital Markets, Inc., McDonald Investments Inc., NatCity Investments, Inc., Wachovia Capital Markets, LLC and ABN AMRO Incorporated as initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.2	First Amended and Restated Revolving Credit and Security Agreement dated as of December 9, 2004 among IMCO Recycling Inc. and PNC Bank, National Association among others, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 14, 2004 and incorporated herein by reference.

10.3	First Amendment to First Amended and Restated Revolving Credit and Security Agreement dated December 9, 2004, by and among the Company (formerly IMCO Recycling Inc.) and certain of its subsidiaries and PNC, National Association among others, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 14, 2004 and incorporated herein by reference.

10.4	Second Amendment to First Amended and Restated Revolving Credit and Security Agreement dated February 9, 2005, by and among the Company and certain of its subsidiaries and PNC, National Association among others, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

♦10.5	Third Amendment to First Amended and Restated Revolving Credit and Security Agreement dated October 8, 2005, by and among the Company and certain of its subsidiaries and PNC, National Association among others, filed herewith.

10.6	Fourth Amendment to First Amended and Restated Revolving Credit and Security Agreement dated December 19, 2005 by and among the Company and certain of its subsidiaries and PNC, National Association among others, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 21, 2005 and incorporated herein by reference.

10.7	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 dated January 29, 2004 and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

EXHIBIT NUMBER	DESCRIPTION

**10.8	IMCO Recycling Inc. Annual Incentive Program as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

*10.9	IMCO Recycling Inc. Annual Incentive Compensation Plan effective as of January 1, 1999, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

10.10	IMCO Recycling Inc. Employee Stock Purchase Plan dated June 29, 1999, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 and incorporated herein by reference.

**10.11	IMCO Recycling Inc. Performance Share Unit Plan dated December 15, 1999, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

**10.12	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan, effective as of February 25, 2004, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

**10.13	Aleris International, Inc. 2004 Equity Incentive Plan, as amended, dated November 4, 2004, filed as Annex F to the Prospectus contained in the Company’s Registration Statement on Form S-4/A dated November 4, 2004 and incorporated herein by reference.

**10.14	Aleris International, Inc. 2004 Annual Incentive Compensation Plan dated November 4, 2004, filed as Annex G to the Prospectus contained in the Company’s Registration Statement on Form S-4/A dated November 4, 2004 and incorporated herein by reference.

10.15	Commonwealth Industries, Inc. 1995 Stock Incentive Plan, as amended and restated on April 23, 1999, filed as Exhibit 10.1 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.16	Commonwealth Industries, Inc. 1997 Stock Incentive Plan, as amended and restated on April 23, 1999, filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.17	Amendment to Commonwealth Industries, Inc. 1997 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.7.1 to the Commonwealth Industries, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

10.18	Amendment to Commonwealth Industries, Inc. 1997 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

10.19	Commonwealth Industries, Inc. 401(k) Plan, as amended and restated effective as of January 1, 1997, filed as Exhibit 10.4 to the Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

10.20	Commonwealth Aluminum Lewisport, LLC Hourly 401(k) Plan, as amended and restated, effective as of January 1, 1997, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated December 9, 2004 and incorporated herein by reference.

10.21	Commonwealth Industries, Inc. Cash Balance Plan as amended and restated, effective as of January 1, 1997, filed as Exhibit 10.3 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

♦**10.22	Aleris International, Inc. Retirement Benefit Restoration Plan effective as of January 1, 2005, filed herewith.

♦**10.23	Aleris International, Inc. Deferred Compensation Plan effective as of June 15, 2005, filed herewith.

**10.24	Form of Severance Agreement between the Company and entered into on August 30, 2005 by each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and incorporated herein by reference.

**10.25	Form of Performance Unit Award Agreement for 2005 Acquisition Incentive Awards by the Company and entered into each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.

**10.26	Form of Performance Unit Award Agreement for 2005 equity incentive grants of Performance Units by the Company and entered into by each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.

♦12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

♦21.1	Subsidiaries of Aleris International, Inc. as of March 15, 2006.

♦23.1	Consent of Ernst & Young LLP.

♦31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

♦31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

♦32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

♦	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

Aleris International, Inc.

By:	/S/ ROBERT R. HOLIAN
Robert R. Holian, Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ STEVEN J. DEMETRIOU Steven J. Demetriou	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/S/ MICHAEL D. FRIDAY Michael D. Friday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/S/ ROBERT R. HOLIAN Robert R. Holian	Senior Vice President, Controller and Assistant Secretary	March 15, 2006

/S/ JOHN E. BALKCOM John E. Balkcom	Director	March 15, 2006

/S/ C. FREDERICK FETTEROLF C. Frederick Fetterolf	Director	March 15, 2006

/S/ JOHN E. GRIMES John E. Grimes	Director	March 15, 2006

/S/ DALE V. KESLER Dale V. Kesler	Director	March 15, 2006

/S/ LARRY E. KITTELBERGER Larry E. Kittelberger	Director	March 15, 2006

/S/ PAUL E. LEGO Paul E. Lego	Director	March 15, 2006

/S/ JOHN E. MEROW John E. Merow	Director	March 15, 2006

/S/ HUGH G. ROBINSON Hugh G. Robinson	Director	March 15, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of June 16, 2004, by and among the Company (formerly IMCO Recycling Inc.), Silver Fox Acquisition Company and Commonwealth Industries, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2004 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of September 7, 2005, by and among the Company and ALSCO Holdings, Inc., Sun ALSCO, LLC and ALSCO Acquisition Corp. filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference.

2.3	Asset Purchase Agreement dated November 7, 2005, by and among the Company and Ormet Corporation, Ormet Aluminum Mill Products Corporation and Specialty Blanks, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference.

3.1	Certificate of Incorporation of Aleris International, Inc., as amended, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 dated February 4, 2005 and incorporated herein by reference.

3.2	Bylaws of Aleris International, Inc., as amended, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 dated February 4, 2005 and incorporated herein by reference.

4.1	Registration Rights Agreement dated as of October 6, 2003, by and among the Company (formerly IMCO Recycling Inc.), certain subsidiary guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.2	Indenture dated as of October 6, 2003, by and among the Company (formerly IMCO Recycling Inc.), certain subsidiary guarantors under the Indenture and JPMorgan Chase Bank, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2003 and incorporated herein by reference.

4.3	Indenture Supplement to Add Subsidiary Guarantors, dated as of January 20, 2005, among Silver Fox Holding Company, Commonwealth Industries, Inc., CA Lewisport, LLC, CI Holdings, LLC, Commonwealth Aluminum, LLC, Commonwealth Aluminum Concast, Inc., Commonwealth Aluminum Lewisport, LLC, Commonwealth Aluminum Metals, LLC, Commonwealth Aluminum Sales Corporation, Commonwealth Aluminum Tube Enterprises, LLC, Aleris International, Inc., each other currently existing subsidiary guarantors under the Indenture, and JPMorgan Chase Bank, N.A., as Trustee under the Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 25, 2005, and incorporated herein by reference.

4.4	Form of 10 3/8% Senior Secured Notes, Series A, due 2010 and Form of 10 3/8% Senior Secured Notes, Series B, due 2010, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.5	Indenture dated as of November 4, 2004, between IMCO Recycling Escrow Inc. and LaSalle Bank National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.

4.6	Supplemental Indenture dated December 9, 2004 between the Company (formerly IMCO Recycling Inc.), Commonwealth Industries, Inc., certain subsidiary guarantors under the Indenture and LaSalle Bank National Association, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 14, 2004 and incorporated herein by reference.

4.7	Form of 9% Senior Note due 2014, filed as Exhibit 4.4. To the Company’s Annual Report on From 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.8	Registration Rights Agreement dated as of November 4, 2004, among the Company (formerly IMCO Recycling Inc.) and Deutsche Bank Securities Inc., Citigroup Global Markets Inc., PNC Capital Markets, Inc., McDonald Investments Inc., NatCity Investments, Inc., Wachovia Capital Markets, LLC and ABN AMRO Incorporated as initial purchasers, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 8, 2004 and incorporated herein by reference.

**10.1	IMCO Recycling Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.2	First Amended and Restated Revolving Credit and Security Agreement dated as of December 9, 2004 among IMCO Recycling Inc. and PNC Bank, National Association among others, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 14, 2004 and incorporated herein by reference.

10.3	First Amendment to First Amended and Restated Revolving Credit and Security Agreement dated December 9, 2004, by and among the Company (formerly IMCO Recycling Inc.) and certain of its subsidiaries and PNC, National Association among others, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 14, 2004 and incorporated herein by reference.

10.4	Second Amendment to First Amended and Restated Revolving Credit and Security Agreement dated February 9, 2005, by and among the Company and certain of its subsidiaries and PNC, National Association among others, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

♦10.5	Third Amendment to First Amended and Restated Revolving Credit and Security Agreement dated October 8, 2005, by and among the Company and certain of its subsidiaries and PNC, National Association among others, filed herewith.

10.6	Fourth Amendment to First Amended and Restated Revolving Credit and Security Agreement dated December 19, 2005 by and among the Company and certain of its subsidiaries and PNC, National Association among others, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 21, 2005 and incorporated herein by reference.

10.7	Agreement dated March 14, 2003 by and among IMCO Recycling Holding B.V., VAW-IMCO Guss and Recycling GmbH and Hydro Aluminium Deutschland GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A-2 dated January 29, 2004 and incorporated herein by reference. (Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been redacted and marked with an asterisk. The non-redacted version of this agreement was sent to the Securities and Exchange Commission pursuant to an application for confidential treatment.)

EXHIBIT NUMBER	DESCRIPTION

**10.8	IMCO Recycling Inc. Annual Incentive Program as amended February 27, 1997, April 1, 1997, May 13, 1997, May 13, 1998, October 20, 1999, May 10, 2000 and February 12, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

*10.9	IMCO Recycling Inc. Annual Incentive Compensation Plan effective as of January 1, 1999, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

10.10	IMCO Recycling Inc. Employee Stock Purchase Plan dated June 29, 1999, filed as Exhibit 4.4 to the Company’s Form S-8 dated June 30, 1999 and incorporated herein by reference.

**10.11	IMCO Recycling Inc. Performance Share Unit Plan dated December 15, 1999, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

**10.12	IMCO Recycling Inc. Amended and Restated 2000 Restricted Stock Plan, effective as of February 25, 2004, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

**10.13	Aleris International, Inc. 2004 Equity Incentive Plan, as amended, dated November 4, 2004, filed as Annex F to the Prospectus contained in the Company’s Registration Statement on Form S-4/A dated November 4, 2004 and incorporated herein by reference.

**10.14	Aleris International, Inc. 2004 Annual Incentive Compensation Plan dated November 4, 2004, filed as Annex G to the Prospectus contained in the Company’s Registration Statement on Form S-4/A dated November 4, 2004 and incorporated herein by reference.

10.15	Commonwealth Industries, Inc. 1995 Stock Incentive Plan, as amended and restated on April 23, 1999, filed as Exhibit 10.1 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.16	Commonwealth Industries, Inc. 1997 Stock Incentive Plan, as amended and restated on April 23, 1999, filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.17	Amendment to Commonwealth Industries, Inc. 1997 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.7.1 to the Commonwealth Industries, Inc. Annual Report on Form 10-K for its fiscal year ended December 31, 2000 and incorporated herein by reference.

10.18	Amendment to Commonwealth Industries, Inc. 1997 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.2 to the Commonwealth Industries, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, and incorporated herein by reference.

10.19	Commonwealth Industries, Inc. 401(k) Plan, as amended and restated effective as of January 1, 1997, filed as Exhibit 10.4 to the Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

10.20	Commonwealth Aluminum Lewisport, LLC Hourly 401(k) Plan, as amended and restated, effective as of January 1, 1997, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated December 9, 2004 and incorporated herein by reference.

10.21	Commonwealth Industries, Inc. Cash Balance Plan as amended and restated, effective as of January 1, 1997, filed as Exhibit 10.3 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

♦**10.22	Aleris International, Inc. Retirement Benefit Restoration Plan effective as of January 1, 2005, filed herewith.

♦**10.23	Aleris International, Inc. Deferred Compensation Plan effective as of June 15, 2005, filed herewith.

**10.24	Form of Severance Agreement between the Company and entered into on August 30, 2005 by each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and incorporated herein by reference.

**10.25	Form of Performance Unit Award Agreement for 2005 Acquisition Incentive Awards by the Company and entered into each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.

**10.26	Form of Performance Unit Award Agreement for 2005 equity incentive grants of Performance Units by the Company and entered into by each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005 and incorporated herein by reference.

♦12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

♦21.1	Subsidiaries of Aleris International, Inc. as of March 15, 2006.

♦23.1	Consent of Ernst & Young LLP.

♦31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

♦31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

♦32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

♦	Filed herewith.
**	Management contract or compensatory plan or arrangement.