Form 10-Q
period 2006-03-31
Aleris International, Inc.
filed 2006-05-10
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 1, 2006.

Common Stock, $0.10 par value, 31,366,025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,254	$6,822
Accounts receivable (net of allowance of $6,190 and $5,759 at March 31, 2006 and December 31, 2005, respectively)	401,528	325,111
Inventories	401,365	404,780
Deferred income taxes	35,205	35,205
Prepaid expenses	11,476	8,742
Derivative financial instruments	13,179	27,958
Other current assets	2,035	2,190

Total Current Assets	873,042	810,808
Property and equipment, net	535,356	537,797
Goodwill	154,939	152,845
Intangible assets, net	22,563	22,931
Restricted cash	6,203	6,183
Other assets	19,704	23,566

	$1,611,807	$1,554,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$244,912	$200,773
Accrued liabilities	145,834	135,448
Current maturities of long-term debt	28,331	20,813

Total Current Liabilities	419,077	357,034
Long-term debt	599,824	631,024
Deferred income taxes	51,166	51,837
Accrued pension benefits	41,984	41,713
Accrued post-retirement benefits	48,787	48,599
Other long-term liabilities	30,903	30,154
Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10;80,000,000 shares authorized; 31,334,580 issued at March 31, 2006; 31,237,685 issued at December 31, 2005	3,134	3,124
Additional paid-in capital	294,105	295,668
Deferred stock compensation	—	(5,912)
Retained earnings	124,108	95,917
Accumulated other comprehensive (loss) income	(972)	5,281
Treasury stock, at cost; 13,007 shares at March 31, 2006 and December 31, 2005	(309)	(309)

Total Stockholders’ Equity	420,066	393,769

	$1,611,807	$1,554,130

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31
	2006	2005
Revenues	$847,533	$644,981
Cost of sales	760,419	572,845

Gross profit	87,114	72,136
Selling, general and administrative expense	26,740	22,542
Restructuring and other charges	—	2,791
Unrealized losses on derivative financial instruments	856	3,654

Operating income	59,518	43,149
Interest expense	13,927	10,332
Interest income	(191)	(202)
Other expense (income), net	526	(91)
Equity in net loss of affiliates	—	134

Income before provision for income taxes and minority interests	45,256	32,976
Provision for income taxes	16,846	3,828

Income before minority interests	28,410	29,148
Minority interests, net of provision for income taxes	219	60

Net income	$28,191	$29,088

Earnings per share:
Basic	$0.92	$0.97
Diluted	$0.89	$0.94
Weighted average shares outstanding:
Basic	30,777	29,862
Diluted	31,631	30,817

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31
	2006	2005
Operating activities
Net income	$28,191	$29,088
Depreciation and amortization	15,751	13,370
Provision for (benefit from) deferred income taxes	5,378	(1,841)
Excess income tax benefits from exercise of stock options	(1,459)	—
Restructuring and other charges:
Expenses	—	2,791
Payments	(299)	(542)
Stock-based compensation expense	1,831	742
Equity in loss of affiliates	—	134
Unrealized losses on derivative financial instruments	856	3,654
Other non-cash charges	1,413	1,220
Changes in operating assets and liabilities:
Accounts receivable	(75,342)	(43,090)
Inventories	4,358	20,449
Other assets	(1,545)	(11,997)
Accounts payable and accrued liabilities	56,271	(1,100)

Net cash provided by operating activities	35,404	12,878
Investing activities
Payments for property and equipment	(10,993)	(8,872)
Proceeds from sale of property and equipment	—	2,966
Other	25	(3,027)

Net cash used by investing activities	(10,968)	(8,933)
Financing activities
Net payments on long-term revolving credit facility	(30,725)	(25,798)
Proceeds from issuance of long-term debt	5,283	5,903
Payments on long-term debt	—	(1,170)
(Decrease) increase in restricted cash	(20)	9,753
Proceeds from exercise of stock options	931	8,574
Excess income tax benefits from exercise of stock options	1,459	—
Other	(159)	(440)

Net cash used by financing activities	(23,231)	(3,178)
Effect of exchange rate differences on cash and cash equivalents	227	(252)

Net increase in cash and cash equivalents	1,432	515
Cash and cash equivalents at beginning of period	6,822	17,828

Cash and cash equivalents at end of period	$8,254	$18,343

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2006

(amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - INVENTORIES

The components of inventories are:

	March 31, 2006	December 31, 2005
Finished goods	$119,504	$126,701
Raw materials	146,586	145,589
Work in process	116,671	113,806
Supplies	18,604	18,684

	$401,365	$404,780

NOTE C – GOODWILL

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Rolled products	Aluminum recycling	International	Zinc	Total
Balance at December 31, 2005	$67,283	$42,152	$21,484	$21,926	$152,845
Translation and other adjustments	768	—	1,326	—	2,094

Balance at March 31, 2006	$68,051	$42,152	$22,810	$21,926	$154,939

NOTE D - LONG-TERM DEBT

Our long-term debt is summarized as follows:

	March 31, 2006	December 31, 2005
Amended and restated senior credit facility, expiring in December 2009	$232,600	$263,325
9% Senior Notes, due November 15, 2014	125,000	125,000
10 3/8% Senior Secured Notes, due October 6, 2010, net	207,893	207,853
VAW-IMCO credit facilities	41,086	34,811
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, due May 1, 2016, net	5,711	5,710
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, due May 1, 2022	4,600	4,600
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, due May 1, 2023	4,100	4,100
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, due October 1, 2027 bearing interest at 3.42% at March 31, 2006	4,972	4,972
Other	2,193	1,466

Subtotal	628,155	651,837
Less current maturities	28,331	20,813

Total	$599,824	$631,024

As of March 31, 2006, $232,600 was outstanding under our amended and restated $425,000 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of March 31, 2006, we estimate that our borrowing base would have supported borrowings of $425,000, the maximum amount under the terms of the senior credit facility. After giving effect to the $232,600 of outstanding borrowings as well as outstanding letters of credit of $15,946, we had $176,454 available for borrowing as of March 31, 2006.

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

The 10 3/8% senior secured notes and our 9% senior notes are jointly and severally, unconditionally guaranteed on a senior basis by all of our existing 100% owned domestic subsidiaries that are co-borrowers under the senior credit facility and by any future restricted domestic subsidiaries. These notes are not guaranteed by any of our current international subsidiaries. See Note O. The 10 3/8% senior secured notes and guarantees are secured by first-priority liens, subject to permitted liens, on the real property, fixtures and equipment relating to certain of our wholly-owned domestic operating plants and on the fixtures and equipment relating to certain of our leased domestic operating plants. The liens securing the senior secured notes do not extend to any of our inventory, accounts receivable and related property (which secure the senior credit facility) or to any of our international real or personal property.

As of March 31, 2006, we were in compliance with all applicable debt covenants.

NOTE E – EARNINGS PER SHARE

The following table sets forth the reconciliation between weighted average shares used for calculating basic and diluted earnings per share:

	Three months ended March 31
	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$28,191	$29,088
Denominator:
Basic earnings per share-weighted-average shares	30,777	29,862
Dilutive potential common shares-stock options and non-vested shares and units	854	955

Denominator for diluted earnings per share	31,631	30,817

Earnings per share:
Basic	$0.92	$0.97
Diluted	$0.89	$0.94

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

Our reserves for environmental remediation liabilities totaled $12,276 and $12,641 at March 31, 2006 and December 31, 2005, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At March 31, 2006 and December 31, 2005, our total asset retirement obligations for our landfills were $12,548 and $12,791, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Legal proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE G – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31
	2006	2005
Net income	$28,191	$29,088
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	3,752	(3,016)
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(13,119)	14,284
Net amount reclassified to income	(3,016)	269
Income tax effect	6,130	(4,802)

Net unrealized (losses) gains on derivative financial instruments	(10,005)	9,751

Comprehensive income	$21,938	$35,823

See Note L for further information relating to our derivative financial instruments.

NOTE H – SEGMENT REPORTING

The following presents selected information by operating segment. Our segments are business units that offer different types of metal products and services and include the following: rolled products, aluminum recycling, specification alloy, zinc, Europe, Brazil and Mexico.

Our rolled products segment produces aluminum sheet for distributors and customers serving the North American building and construction, transportation and consumer durables industry segments. For financial reporting purposes, the aluminum recycling and specification alloy operating segments have been aggregated into the aluminum recycling reportable operating segment and our international recycling operations have been aggregated into the international reportable operating segment. The aluminum recycling segment represents all of our aluminum melting, processing, alloying, trading and salt cake recycling activities within the United States while the international segment represents these same activities outside of the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical and the long-term gross margins are expected to be similar. Our zinc segment represents all of our zinc melting, processing and trading activities.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in Note A of our Form 10-K for the year ended December 31, 2005. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, unrealized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt costs. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and liabilities and assets located at our headquarters office are not allocated to the reportable segments.

Beginning in 2006, management responsibility for certain recycling facilities was shifted to the rolled products segment and these facilities are now included within the rolled products segment. Management estimates that the aluminum recycling segment’s revenues and segment income would have been lower by $5,763 and $460, respectively, in the three months ended March 31, 2005 and rolled products segment income would have been $460 higher and intersegment revenues would have been lower by $5,763 in the three months ended March 31, 2005 as a result of this change. The prior period has not been restated for the change.

Reportable Segment Information

The following table shows our segment assets for the indicated periods:

	March 31, 2006	December 31, 2005
Assets:
Rolled products	$836,539	$818,974
Aluminum recycling	294,672	302,802
International	296,072	272,415
Zinc	140,709	124,526
Other unallocated assets	43,815	35,413

Total assets	$1,611,807	$1,554,130

The following table shows our revenues and segment income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31
	2006	2005
Revenues:
Rolled products	$412,350	$350,247
Aluminum recycling	178,948	144,576
International	166,731	102,619
Zinc	96,912	54,979
Intersegment revenues	(7,408)	(7,440)

Total revenues	$847,533	$644,981

Segment income:
Rolled products	$42,367	$49,539
Aluminum recycling	15,764	4,201
International	2,441	4,480
Zinc	15,072	5,288

Total segment income	$75,644	$63,508

Unallocated amounts:
Corporate general and administrative expenses	$(15,280)	$(14,048)
Restructuring and other charges	—	(2,791)
Interest expense	(13,927)	(10,332)
Unrealized losses on derivative financial instruments	(856)	(3,654)
Interest and other income, net	(325)	293

Income before provision for income taxes and minority interests	$45,256	$32,976

NOTE I – STOCK-BASED COMPENSATION

On January 1, 2006 we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” issued by the Financial Accounting Standards Board (FASB) in December 2004. Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” as required by SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

We elected to adopt the modified prospective transition method of SFAS No. 123(R). Under this method, stock-based compensation expense beginning as of January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated under the provisions of SFAS No. 123 and previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148. Compensation expense also includes the grant-date fair value for all stock-based compensation awards granted subsequent to December 31, 2005 estimated in accordance with SFAS No. 123(R). In addition, all remaining unamortized stock-based compensation expense previously included as a separate component of stockholders’ equity was reversed against additional paid-in-capital on January 1, 2006.

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests and net income decreased by $708 and $446, respectively, for the three months ended March 31, 2006. Basic and diluted earnings per share decreased by $.01 for the three months ended March 31, 2006. Total stock-based compensation expense for the three months ended March 31, 2006 was $1,831 and included $1,123 related to non-vested shares and share units, the accounting for which was not impacted by SFAS No. 123(R). In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. For the three months ended March 31, 2006, $1,459 of excess tax benefits were reported as cash flows from financing activities. At March 31, 2006, unamortized compensation expense related to those stock options and non-vested shares and share units expected to vest totaled $15,656 and will be recognized over a weighted average period of 2.3 years.

Pro Forma Effect Prior to the Adoption of SFAS No. 123(R)

Our net income and earnings per share would have been reduced to the pro forma amounts shown below prior to the adoption of SFAS No. 123(R) if compensation cost had been determined based on the fair value at the grant dates.

Three months ended March 31, 2005 (1)
Net income, as reported	$29,088
Add: stock-based compensation expense included in reported net income, net of tax	742
Less: compensation cost determined under the fair value method, net of tax	(1,232)

Pro forma net income	$28,598

Basic earnings per share:
As reported	$0.97
Pro forma	0.96
Diluted earnings per share:
As reported	$0.94
Pro forma	$0.93

(1)	Disclosure for the three months ended March 31, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

Stock-Based Incentive Plans

In December, 2004, our stockholders approved the 2004 Equity Incentive Plan, as amended, (“2004 Plan”). The 2004 Plan provides for the grant of stock options, non-vested shares and share units as well as other stock awards to eligible employees, officers, consultants and non-employee directors. These awards may vest upon the attainment of stated service periods or performance targets established by the Compensation Committee of the Board of Directors. There are 1,100,000 shares of common stock reserved for issuance pursuant to awards granted under this plan. No awards may be granted under this plan after September 22, 2014. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employee service. On April 6, 2006, our Board of Directors approved the amendments and restatement of the 2004 Plan that will become effective on May 18, 2006, subject to approval by our stockholders. The amended and restated 2004 Plan will increase the number of shares of common stock reserved for issuance from 1,100,000 to 2,200,000.

Stock Option Summary

A summary of stock option activity for service based options during the three months ended March 31, 2006 is as follows:

Service-based options	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2005	1,715,764	$13.07		$32,891
Exercised	(106,290)	$8.76		$3,840
Canceled	(17,048)	$13.52		$589

Outstanding at March 31, 2006	1,592,426	$13.36	8.0	$55,273

Vested or expected to vest at March 31, 2006	1,550,789	$13.26	8.6	$53,983

Exercisable at March 31, 2006	759,680	$11.68	7.2	$27,645

Non-Vested Shares and Share Units Summary

A summary of the non-vested shares and share units for service based awards during the three months ended March 31, 2006 is as follows:

Service-based awards	Shares/units	Weighted- average grant date fair value
Awarded and not vested at December 31, 2005	387,088	$18.38
Granted	31,989	$43.71
Canceled	(6,200)	$18.47

Awarded and not vested at March 31, 2006	412,877	$20.34

A summary of the non-vested shares and share units for performance based awards during the three months ended March 31, 2006 is as follows:

Performance-based awards	Shares/units(1)	Weighted- average grant date fair value
Awarded and not vested at December 31, 2005	290,998	$27.60
Granted	44,650	$43.92
Canceled	(2,281)	$34.46

Awarded and not vested at March 31, 2006	333,367	$29.74

(1)	Includes performance share units and shares of the Company’s common stock payable as a portion of performance units.

As of March 31, 2006, 153,500 performance share units issued in 2005 under the 2004 Plan remain awarded and not vested. A portion of these performance share units will vest based upon the level of synergies attained related to the acquisition of Commonwealth Industries, Inc. through December 31, 2008. The remaining portion will vest based upon the return on capital achieved through December 31, 2008. An additional 44,650 performance share units with similar vesting conditions were awarded in the first quarter of 2006. The performance share units included in the table above represent the maximum number of shares that may ultimately vest. As of March 31, 2006, we estimate that 50% of these share units will vest and have recorded compensation expense accordingly. If our estimate of the number of these share units expected to vest changes in a future accounting period, additional compensation expense of $3,625 will be required to be recognized over the remaining vesting period.

NOTE J – INCOME TAXES

Our effective tax rate was 36.8% and 11.6% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the three months ended March 31, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction which was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the three months ended March 31, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

At March 31, 2006 and December 31, 2005, we had valuation allowances totaling approximately $30,812 and $30,660, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

NOTE K – EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Our U.S. non-contributory defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and rolled products segment. The plan benefits are based primarily on years of service and employees’ compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.

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

Components of the net periodic benefit expense for the three months ended March 31, 2006 and 2005 are as follows:

	U.S. pension benefits		European pension benefits
	Three months ended March 31
	2006	2005	2006	2005
Service cost	$917	$812	$177	$151
Interest cost	1,730	1,688	251	252
Amortization of net loss	—	—	99	64
Expected return on plan assets	(1,920)	(1,800)	(6)	(3)

Net periodic benefit cost	$727	$700	$521	$464

Other Postretirement Benefit Plans

We maintain health care and life insurance benefit plans covering certain corporate and rolled products employees hired on or before September 1, 1998 and certain employees hired by ALSCO Holdings, Inc. (ALSCO). We accrue the cost of postretirement benefits within the covered employees’ active service periods. The components of net postretirement benefit expense for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31
	2006	2005
Service cost	$225	$100
Interest cost	714	563
Amortization of net actuarial gain	(8)	—

Net periodic benefit cost	$931	$663

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as derivative financial instruments, other long-term assets and other current liabilities. The fair value of our derivative financial instruments and amounts deferred in other comprehensive (loss) income at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
	Fair value	Deferred gains, net of tax	Fair value	Deferred gains, net of tax
Natural gas	$10,648	5,232	$28,088	$15,335
Aluminum cash flow hedges	(4,661)	—	(6,500)	—
Aluminum fair value hedges	(3,342)	—	—	—
Zinc	522	323	351	218

The changes in the fair value of certain of our cash flow hedges accumulate on our balance sheet (in other comprehensive (loss) income) until the maturity of the respective hedging agreements. As of March 31, 2006, over the next nine months, we estimate that we will recognize in earnings deferred gains from the settlement of our hedging instruments of $6,235 and $344 for natural gas and zinc, respectively. Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Realized gains and (losses) on our derivative financial instruments are included within cost of sales in the consolidated income statement and totaled the following:

	Three months ended March 31
	2006	2005
Natural gas	$2,702	$1,198
Aluminum cash flow hedges	(2,618)	5,158
Aluminum fair value hedges	(627)	—
Zinc	314	(957)

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

At March 31, 2006, we had outstanding swap agreements to hedge our anticipated domestic natural gas requirements for approximately 56% of our remaining expected 2006 natural gas fuel needs. The decrease in the fair value of our natural gas hedges is due to a decrease in the NYMEX closing price on March 31, 2006 as compared to December 31, 2005 as well as settled contracts during the quarter.

Aluminum Hedging

The selling prices of the majority of the rolled products segment’s customer orders are established at the time of order entry. As the related raw materials used to produce these orders are purchased several months after the selling prices are fixed, the rolled products segment is subject to the risk of changes in the purchase price of the raw material it purchases. In order to manage this exposure, London Metal Exchange (LME) future purchase contracts are entered into at the time the selling prices are fixed. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. In addition, beginning in the first quarter of 2006, the rolled products segment has entered into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We have designated these futures contracts as fair value hedges.

The future purchase and sales contracts do not meet certain “effectiveness” requirements set forth in SFAS No. 133, as amended. Accordingly, the changes in the fair value of the cash flow hedges are recorded in earnings as unrealized losses (gains) on derivative financial instruments rather than being deferred in other comprehensive income. The changes in the fair value of the fair value hedges are recorded in earnings as unrealized losses on derivative financial instruments without an offsetting adjustment to the carrying value of the inventory being hedged. Upon settlement, the gain or loss recognized is included within cost of sales and the previously recorded unrealized gain or loss is reversed.

The aluminum recycling segment occasionally enters into LME high-grade aluminum and alloy forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. At March 31, 2006, the aluminum recycling segment’s outstanding aluminum hedges were not material.

VAW-IMCO also enters into LME high-grade and alloy aluminum forward sales and purchase contracts. The functional currency of VAW-IMCO is the Euro; however, certain of VAW-IMCO’s sales and purchases are denominated in U.S. Dollars. As a result, VAW-IMCO enters into Euro as well as U.S. Dollar denominated forward and futures contracts. The unrealized gains and losses on VAW-IMCO’s cash flow hedges do not qualify for deferred treatment under SFAS No. 133, as amended.

Zinc Hedging

In the normal course of business, the zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these cash flow hedges are included within other comprehensive income while the ineffective portions are included within unrealized losses on derivative financial instruments.

NOTE M – RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of 2005, we announced plans to close our rolled products facility located in Carson, California as the first phase of our plans to integrate ALSCO Holdings, Inc. (ALSCO). Charges related to the closure totaled $24,295 and were recorded in the fourth quarter of 2005. Production at the Carson facility ceased on March 31, 2006 and 121 of the 157 hourly and salary personnel expected to be terminated have left their positions. The remaining affected personnel are expected to leave their positions by June 30, 2006.

In connection with the acquisition of Commonwealth in 2004, we recorded liabilities for severance and other benefits related to the termination of 116 Commonwealth and Aleris personnel. As of March 31, 2006, substantially all affected employees have left their positions.

The following table shows the activity and reserve balances related to these restructuring programs for the three months ended March 31, 2006:

For the three months ended March 31, 2006	Employee severance and benefit costs	Exit costs	Total
Balance at December 31, 2005	$6,968	$2,529	$9,497
Cash payments	(629)	—	(629)

Balance at March 31, 2006	$6,339	$2,529	$8,868

During the first quarter of 2005, we recorded restructuring and other charges totaling $1,987 associated with the termination or relocation of certain Aleris corporate personnel incidental to the acquisition of Commonwealth. Additionally, during the first quarter of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded an $804 non-cash impairment charge to reduce these assets to their estimated fair values at March 31, 2005.

NOTE N - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS 151 is effective for fiscal years beginning after September 15, 2005. We adopted the provisions of this statement effective January 1, 2006, the effect of which did not impact our financial position, results of operations or cash flows.

NOTE O – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries (Guarantor subsidiaries) are guarantors of the indebtedness of the Company under its 10 3/8% senior secured notes and 9% senior notes. See Note D. For purposes of complying with the reporting requirements of the Guarantor subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior secured notes and senior notes (Non-guarantor subsidiaries).

Condensed consolidating financial information for the Company, the Guarantor subsidiaries, and the Non-guarantor subsidiaries is as follows:

	As of March 31, 2006
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$772	$(853)	$8,335	$—	$8,254
Accounts receivable, net	12,510	313,126	77,036	(1,144)	401,528
Inventories	5,299	337,357	58,709	—	401,365
Deferred income taxes	2,259	31,659	1,287	—	35,205
Prepaid expenses	548	8,793	2,135	—	11,476
Derivative financial instruments	13	12,493	673	—	13,179
Other current assets	213	1,551	271	—	2,035

Total Current Assets	21,614	704,126	148,446	(1,144)	873,042
Property and equipment, net	43,676	375,428	118,109	(1,857)	535,356
Goodwill	4,160	130,864	19,915	—	154,939
Intangible assets, net	—	22,563	—	—	22,563
Restricted cash	2,058	4,145	—	—	6,203
Other assets	17,273	2,536	845	—	20,654
Investments in subsidiaries/ intercompany receivable (payable), net	983,948	(332,745)	26,348	(678,501)	(950)

	$1,072,729	$906,917	$313,663	$(681,502)	$1,611,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,050	$167,173	$50,833	$(1,144)	$244,912
Accrued liabilities	24,866	82,047	35,388	3,533	145,834
Current maturities of long-term debt	—	513	27,818	—	28,331

Total Current Liabilities	52,916	249,733	114,039	2,389	419,077
Long-term debt	584,876	1,678	13,270	—	599,824
Deferred income taxes	5,660	40,846	4,660	—	51,166
Accrued pension benefits	—	23,495	18,489	—	41,984
Accrued post-retirement benefits	(445)	49,232	—	—	48,787
Other long-term liabilities	9,656	20,433	4,347	(3,533)	30,903
Stockholders’ Equity	420,066	521,500	158,858	(680,358)	420,066

	$1,072,729	$906,917	$313,663	$(681,502)	$1,611,807

	As of December 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$400	$(334)	$6,756	$—	$6,822
Accounts receivable, net	7,926	262,110	56,237	(1,162)	325,111
Inventories	3,688	340,499	60,593	—	404,780
Deferred income taxes	2,259	31,659	1,287	—	35,205
Prepaid expenses	777	6,272	1,693	—	8,742
Derivative financial instruments	7,796	18,413	1,749	—	27,958
Other current assets	1,240	659	291	—	2,190

Total Current Assets	24,086	659,278	128,606	(1,162)	810,808
Property and equipment, net	44,068	379,307	116,279	(1,857)	537,797
Goodwill	4,161	130,095	18,589	—	152,845
Intangible assets, net	—	22,931	—	—	22,931
Restricted cash	2,038	4,145	—	—	6,183
Other assets	18,001	5,750	765	—	24,516
Investments in subsidiaries/ intercompany receivable (payable), net	963,933	(347,143)	35,445	(653,185)	(950)

	$1,056,287	$854,363	$299,684	$(656,204)	$1,554,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,652	$133,997	$47,286	$(1,162)	$200,773
Accrued liabilities	10,032	87,378	34,505	3,533	135,448
Current maturities of long-term debt	—	88	20,725	—	20,813

Total Current Liabilities	30,684	221,463	102,516	2,371	357,034
Long-term debt	615,560	1,374	14,090	—	631,024
Deferred income taxes	6,331	40,846	4,660	—	51,837
Accrued pension benefits	—	24,113	17,600	—	41,713
Accrued post-retirement benefits	—	48,599	—	—	48,599
Other long-term liabilities	9,943	19,668	4,076	(3,533)	30,154
Stockholders’ Equity	393,769	498,300	156,742	(655,042)	393,769

	$1,056,287	$854,363	$299,684	$(656,204)	$1,554,130

	Three months ended March 31, 2006
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$38,203	$742,474	$175,909	$(109,053)	$847,533
Cost of sales	34,025	666,264	169,183	(109,053)	760,419

Gross profit	4,178	76,210	6,726	—	87,114
Selling, general and administrative expense	450	23,324	2,966	—	26,740
Unrealized losses (gains) on derivative financial instruments	4	2,324	(1,472)	—	856

Operating income	3,724	50,562	5,232	—	59,518
Interest expense	13,391	71	500	(35)	13,927
Other (income) expense, net	(530)	777	53	35	335
Equity in net earnings of affiliates	(34,022)	—	—	34,022	—

Income before provision for income taxes and minority interests	24,885	49,714	4,679	(34,022)	45,256
(Benefit from) provision for income taxes	(3,306)	18,295	1,857	—	16,846

Income before minority interests	28,191	31,419	2,822	(34,022)	28,410
Minority interests, net of provision for income taxes	—	—	219	—	219

Net income	$28,191	$31,419	$2,603	$(34,022)	$28,191

	Three months ended March 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$28,602	$523,984	$107,377	$(14,982)	$644,981
Cost of sales	27,237	461,491	99,099	(14,982)	572,845

Gross profit	1,365	62,493	8,278	—	72,136
Selling, general and administrative expense	2,338	16,768	3,436	—	22,542
Restructuring and other charges	40	2,751	—	—	2,791
Unrealized losses on derivative financial instruments	—	2,962	692	—	3,654

Operating (loss) income	(1,013)	40,012	4,150	—	43,149
Interest expense	10,205	83	79	(35)	10,332
Other (income) expense, net	(532)	222	(18)	35	(293)
Equity in net earnings of affiliates	(39,774)	134	—	39,774	134

Income (loss) before provision for income taxes and minority interests	29,088	39,573	4,089	(39,774)	32,976
Provision for income taxes	—	2,356	1,472	—	3,828

Income (loss) before minority interests	29,088	37,217	2,617	(39,774)	29,148
Minority interests, net of provision for income taxes	—	—	60	—	60

Net income (loss)	$29,088	$37,217	$2,557	$(39,774)	$29,088

	Three months ended March 31, 2006
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$21,602	$21,765	$(7,963)	$—	$35,404

Investing Activities
Payments for property and equipment	(1,216)	(8,055)	(1,722)	—	(10,993)
Other	11	(64)	78	—	25

Net cash provided (used) by investing activities	(1,205)	(8,119)	(1,644)	—	(10,968)

Financing Activities
Net payments of long-term revolving credit facility	(30,725)	—	—	—	(30,725)
Proceeds from issuance of long-term debt	—	(125)	5,408	—	5,283
Decrease in restricted cash	(20)	—	—	—	(20)
Proceeds from exercise of stock options	931	—	—	—	931
Excess income tax benefits from exercise of stock options	1,459	—	—	—	1,459
Net transfers with subsidiaries	8,369	(14,446)	6,077	—	—
Other	(39)	278	(398)	—	(159)

Net cash provided (used) by financing activities	(20,025)	(14,293)	11,087	—	(23,231)

Effects of exchange rate changes on cash	—	129	98	—	227
Net increase in cash and cash equivalents	372	(518)	1,578	—	1,432
Cash and cash equivalents at beginning of period	400	(335)	6,757	—	6,822

Cash and cash equivalents at end of period	$772	$(853)	$8,335	$—	$8,254

	Three months ended March 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$47,190	$(25,819)	$(8,493)	$—	$12,878

Investing Activities
Payments for property and equipment	(1,254)	(4,868)	(2,750)	—	(8,872)
Proceeds from sale of property and equipment	—	2,966	—	—	2,966
Other	(2,683)	(338)	(6)	—	(3,027)

Net cash used by investing activities	(3,937)	(2,240)	(2,756)	—	(8,933)

Financing Activities
Net proceeds from long-term revolving credit facility	(25,798)	—	—	—	(25,798)
Proceeds from issuance of long-term debt	—	—	5,903	—	5,903
Payments on long-term debt	(1,170)	—	—	—	(1,170)
Change in restricted cash	9,753	—	—	—	9,753
Proceeds from exercise of stock options	8,574	—	—	—	8,574
Debt issuance costs	(387)	—	—	—	(387)
Net transfers with subsidiaries	(28,400)	27,954	446	—	—
Other	127	420	(600)	—	(53)

Net cash (used) provided by financing activities	(37,301)	28,374	5,749	—	(3,178)

Effects of exchange rate changes on cash	—	—	(252)	—	(252)
Net increase (decrease) in cash and cash equivalents	5,952	315	(5,752)	—	515
Cash and cash equivalents at beginning of period	2,061	46	15,721	—	17,828

Cash and cash equivalents at end of period	$8,013	$361	$9,969	$—	$18,343

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and pounds in thousands, except per share and per pound data)

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere in this Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	our success in (and the costs of) integrating acquired businesses into Aleris;

•	our ability to successfully implement our business strategy;

•	our substantial leverage and debt service obligations;

•	the cyclical nature of the metals industry, our end-use segments and our customers’ industries;

•	the rate of automobile production and a continuation of the increasing use of aluminum in automobiles in North America and Europe;

•	the ability to retain the services of certain members of our management;

•	our ability to continue to generate positive operating results;

•	changes in energy prices, raw materials costs and fuel costs;

•	competition for and the increase in our costs for scrap metal and the affect on our sales margins;

•	availability of aluminum and zinc scrap at advantageous prices;

•	our ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	our ability to effectively manage our exposure to commodity price fluctuations;

•	the loss of order volumes from any of our largest customers;

•	unexpected higher costs related to our pension and postretirement health benefit plans;

•	inflation;

•	covenant restrictions under our indebtedness;

•	the effect of current and future environmental and governmental regulations;

•	our ability to obtain additional financing on acceptable terms when necessary;

•	changes in the pricing of metals;

•	competitor pricing activity and the general impact of competition;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements;

•	risks of investing in and conducting operations in international countries, including political, social, economic, currency and regulatory factors;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	future levels of capacity utilization at our plants;

•	changes in and customer acceptance of new processes and technologies;

•	the impact terrorist activities may have on the economy and our businesses in general; and

•	the state of international, national, regional and local economies.

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

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in Item 1A – “Risk Factors” contained in out Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We are a leading North American manufacturer of rolled aluminum products and a global leader in aluminum recycling and the production of specification alloys. We are also a recycler of zinc and a leading U.S. manufacturer of value-added zinc products that include zinc oxide, zinc dust and zinc Metal. We generate substantially all of our revenues from the manufacture and sale of these products.

Our operating structure is aligned with these product offerings and include the following: rolled products, aluminum recycling, international and zinc. Segment performance is measured utilizing segment income which is defined as gross profits less plant and business specific selling, general and administrative expense. Corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and other charges, interest expense, interest and other income and provisions for income taxes are not allocated to individual segments.

Operating results for the three months ended March 31, 2006 as compared to the prior year period benefited from the 2005 acquisitions of ALSCO Holdings, Inc. (ALSCO), Alumitech, Inc., Tomra Latasa Reciclagem, and certain assets of Ormet Corporation as well as from rising primary aluminum and zinc prices. Revenues and segment income increased in the first quarter of 2006 as a result of acquired businesses by an estimated $148,900 and $11,800, respectively. As primary aluminum prices have risen, our selling prices and segment income have also increased. This was particularly evident in the zinc and aluminum recycling segments where segment income increased by a combined $21,347 or 225%. Our rolled products segment benefited as material margins continued to improve due to the widening of scrap spreads created partly by the advancing LME price. However, rolled products’ segment income decreased $7,172 in the first quarter of 2006 compared to the first quarter of 2005 as reduced volumes more than offset the improved material margins. Rolled products’ volume, exclusive of the impact of ALSCO and certain of the assets acquired from Ormet Corporation, declined 18% in the first quarter of 2006 compared to the first quarter of 2005 when demand from customers across nearly all end-uses reached record levels. This high demand early in 2005 led to an inventory reduction experienced by our distribution and building and construction customers during the second half of 2005. Rolled products volumes in the first quarter of 2006 as compared to the third and fourth quarters of 2005, exclusive of the impact of ALSCO and Ormet, have increased by 6% and 16%, respectively.

We have continued to focus on achieving synergies from the Commonwealth acquisition, companywide productivity initiatives, as well as synergies related to the 2005 acquisitions which led to the realization of approximately $16,000 in cost reductions in the first quarter of 2006, primarily through reduced procurement costs for metal and non-metal purchases and lower manufacturing costs through Six Sigma-based initiatives.

Our previously announced plans to close the Carson, California rolling mill commenced during the first quarter of 2006 and all production ceased as of March 31, 2006. We expect to begin realizing production related synergies in the second quarter of 2006 at our remaining rolling mills as production volumes increase at those facilities and production costs at Carson are eliminated.

We implemented a new risk management policy during the first quarter of 2006 whereby we now hedge a portion of our rolled products inventory by entering into LME aluminum “shorts” or futures contracts. This policy is designed to protect the value of the hedged inventory against a decline in aluminum prices. We believe that this new policy will be instrumental in allowing us to further manage our exposure to metal price fluctuations. Changes in the fair value of these fair value hedges are reflected within unrealized gains and losses on derivative financial instruments in the consolidated income statement until settlement at which time realized gains and losses are classified within cost of sales and previously recorded unrealized gains and losses are reversed.

On March 15, 2006, we announced the signing a non-binding letter of intent to purchase the downstream aluminum operations of Corus Group plc for a preliminary purchase price of 700,000 Euros, excluding the assumption of debt and certain other liabilities. These operations consist of rolled aluminum products, some of which are used in higher-end applications such as aircraft plate and sheet and automotive sheet and hard alloy extrusions. We estimate that the Corus downstream aluminum business generated revenues of approximately $1,800,000 in 2005 with operations in Germany, Belgium, Canada and China. We intend to enter into a binding agreement following Corus’s consultations with the appropriate European employee works councils and trade unions as required by applicable labor laws. The acquisition would be subject to regulatory approvals, with the closing envisaged in the third quarter of 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31		Percent change
	2006	2005
Revenues	$847,533	$644,981	31%
Cost of sales	760,419	572,845	33%

Gross profit	87,114	72,136	21%
Gross profit as a percentage of revenues	10.3%	11.2%	(0.9)%
Selling, general and administrative expense	26,740	22,542	19%
Restructuring and other charges	—	2,791	*
Unrealized losses on derivative financial instruments	856	3,654	(77)%

Operating income	59,518	43,149	38%

Interest expense	13,927	10,332	35%
Interest and other expense (income), net	335	(293)	*
Equity in net loss of affiliates	—	134	*

Income before provision for income taxes and minority interests	45,256	32,976	37%
Provision for income taxes	16,846	3,828	340%

Income before minority interests	28,410	29,148	(3)%
Minority interests, net of provision for income taxes	219	60	265%

Net income	$28,191	$29,088	(3)%

Earnings per common share:
Basic	$0.92	$0.97	(5)%
Diluted	$0.89	$0.94	(5)%

Total Segment Income	75,644	63,508	19%
Corporate general and administrative expenses	(15,280)	(14,048)	9%
Restructuring and other charges	—	(2,791)	*
Interest expense	(13,927)	(10,332)	35%
Unrealized losses from derivative financial instruments	(856)	(3,654)	(77)%
Unallocated interest and other (expense) income, net	(325)	293	*

Income before income taxes and minority interests	45,256	32,976	37%

Total recycling pounds processed	873,977	832,064	5%
Total percentage tolled	53%	50%	3%
Total pounds shipped, rolled products	274,939	259,172	6%

*	- Calculation not meaningful.

Revenues and Production

The following tables show revenues by segment, production data for our rolled products segment, processing data for our recycling segments and the percentage changes from the prior period (in thousands, except percentages):

	For the three months ended March 31		Percent change
	2006	2005
Revenues:
Rolled products	$412,350	$350,247	18%
Aluminum recycling	178,948	144,576	24
International	166,731	102,619	62
Zinc	96,912	54,979	76
Intersegment revenues	(7,408)	(7,440)	—

Consolidated revenues	$847,533	$644,981	31%

Pounds produced/processed:
Rolled products pounds produced	284,277	263,501	8%

Aluminum recycling pounds processed	502,230	508,147	(1)%
International pounds processed	314,480	266,818	18
Zinc pounds processed	57,267	57,099	—

Total recycling pounds processed	873,977	832,064	5%

Percentage tolled:
Aluminum recycling	58%	52%	6%
International	55	58	(3)
Zinc	1	1	—

Total percentage tolled	53%	50%	3%

Consolidated revenues for the three months ended March 31, 2006 increased $202,552 as compared to the three months ended March 31, 2005. The acquired operations of ALSCO, Tomra Latasa Reciclagem, Alumitech, Inc. and the acquired assets of Ormet Corporation accounted for an estimated $148,900 of this increase. Excluding the impact of the acquired businesses, the rolled products segment’s revenues decreased in the first quarter of 2006 as compared to the first quarter of 2005 as lower shipment levels were only partially offset by the impact of the rising LME price of aluminum. The aluminum recycling segment’s revenues increased in the first quarter of 2006 as compared to the first quarter of 2005 as a result of improved volumes and selling prices driven partly by rising primary aluminum prices as well as higher tolling fees. Zinc revenues increased $41,933 in the first quarter of 2006 as compared to the first quarter of 2005 despite lower shipment levels as LME zinc selling prices were approximately 70% higher in the first quarter of 2006 as compared to the first quarter of 2005.

Rolled products revenues

Rolled products’ revenues for the three months ended March 31, 2006 increased $62,103 as compared to the three months ended March 31, 2005. The increase in revenues primarily resulted from the fourth quarter 2005 acquisitions of ALSCO and the blanking operations of Ormet, which contributed revenues of $76,560. Further, we estimate that the incremental revenues realized by our rolling mills as a result of the acquired rolling assets of Ormet totaled an additional $27,040. Finally, a 22% increase in the average price of primary aluminum in the first quarter of 2006 as compared to the first quarter of 2005 increased revenues by an estimated $50,800. These factors were partially offset by an 18% reduction in rolled product shipment levels which reduced revenues by approximately $87,000, excluding the impact of the acquired businesses. In addition to the volume decrease, we experienced a slight decrease in rolling margins in the first quarter of 2006.

Aluminum recycling revenues

Revenues increased $34,372 in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of our acquisitions of Alumitech and certain assets of Ormet, which processed approximately 61,100 pounds and contributed additional revenues of $15,857 in the first quarter of 2006. Pounds processed at our other recycling facilities decreased as a result of shifting management responsibility for certain recycling facilities to the rolled products segment beginning in 2006. Segment revenues for the three months ended March 31, 2005 have not been restated to reflect this change. Management estimates aluminum recycling’s revenues would have been lower by approximately $5,800 in the three months ended March 31, 2005 as a result of this change. Excluding this change, production volumes increased by 4% in the first quarter of 2006 compared to the first quarter of 2005. This increased production coupled with higher selling prices per pound as a result of rising metal prices and higher toll fees increased revenues by approximately $24,300, or 17%, from the three months ended March 31, 2005 to the three months ended March 31, 2006.

International revenues

Segment revenues increased $64,112 in the first quarter of 2006 compared to the first quarter of 2005 due to the acquisition of Tomra Latasa in August 2005, which contributed revenues of $29,398 and processed 24,162 pounds of aluminum in the first quarter of 2006. In addition, VAW-IMCO’s revenues increased $30,558 in the first quarter of 2006 as compared to the first quarter of 2005 as higher average selling prices and volumes increased revenues by approximately $24,800 and $16,300, respectively. Partially offsetting these increases was the impact of the strengthening U.S. Dollar against the Euro which reduced revenues by approximately $10,800.

Zinc revenues

Our zinc segment revenues increased 76% in the first quarter of 2006 compared to the first quarter of 2005 driven by an approximate 70% increase in the LME price of zinc. First quarter production levels remained consistent with the prior year’s first quarter while pounds shipped decreased 10% as a result of management’s continued determination to forego lower margin business.

Segment income and gross profit

	For the three months ended March 31		Percent change
	2006	2005
Segment income:
Rolled products	$42,367	$49,539	(14)%
Aluminum recycling	15,764	4,201	275
International	2,441	4,480	(46)
Zinc	15,072	5,288	185

Total segment income	$75,644	$63,508	19%

Items not included in gross profit:
Segment selling, general and administrative expense	$11,460	$8,494	35%
Equity in loss of affiliates	—	134	*
Other income	10	—	*

Gross profit	$87,114	$72,136	21%

*	- Calculation not meaningful.

Rolled products segment income

Segment income for the three months ended March 31, 2006 decreased $7,172 as compared to the three months ended March 31, 2005. This decrease was primarily due to lower shipments levels, which reduced segment income by an estimated $27,300 excluding the impact of the acquired business of ALSCO and certain assets of Ormet. Segment income was further reduced by an estimated $15,600 due primarily to the impact of reducing inventory levels and higher energy related costs. These decreases were partially offset by a 9% increase in material margins as widening scrap spreads offset a slight decrease in rolling margins, excluding the impact of the acquired business of ALSCO and certain acquired assets of Ormet. The material margin improvement increased segment income by an estimated $14,000 from the first quarter of 2005 to the first quarter of 2006. The acquired businesses of ALSCO and certain acquired assets of Ormet produced an estimated $7,300 of segment income in the three months ended March 31, 2006. Synergies from the Commonwealth merger and productivity benefits improved 2006 first quarter segment income by an estimated $7,400 as compared to the first quarter of 2005 primarily related to reduced metal procurement costs. Additionally, the amortization of the write-up of acquired inventory to fair value and purchase accounting adjustments related to natural gas hedges reduced segment income by $1,100 and $5,558 in the first quarter of 2006 and 2005, respectively.

Aluminum recycling segment income

Segment income for the three months ended March 31, 2006 increased by $11,563, or 275%, from the prior year principally as a result of widening scrap spreads caused by the rapidly increasing value of primary aluminum and higher tolling fees. Productivity initiatives and reduced metal procurement costs resulted in a $3,500 increase in segment income in 2006. In addition, the acquired business of Alumitech in the fourth quarter of 2005 contributed approximately $2,600 of segment income in the first quarter of 2006. Segment income in the first three months of 2005, which has not been restated, included $460 related to the recycling facilities which are now accounted for as part of the rolled products segment.

International segment income

Segment income for our international segment decreased $2,039 for the three months ended March 31, 2006 compared to the same period in the prior year. This decrease was the result of a $4,900 reduction in VAW-IMCO’s gross margin as increased revenues were offset by the higher cost of scrap aluminum due to increased demand for scrap from China. The average cost of VAW-IMCO’s raw materials increased 27% in 2006 while average selling prices increased 23%, resulting in a $1,300 reduction in segment income. Further reducing segment income were operating costs due to the start-up of the Deizisau facility. Partially offsetting the decrease in VAW-IMCO’s income was $1,890 of segment income contributed by the acquired business of Tomra Latasa Reciclagem.

Zinc segment income

Zinc segment income nearly tripled for the three months ended March 31, 2006 compared to the same period in 2005. The increase is due to the rising LME zinc price. Our zinc segment prices its product at a premium to the prevailing LME price and, as LME prices rise, our zinc operations benefit. The higher zinc prices increased segment income an estimated $11,300 in the first quarter of 2006 as compared to the first quarter of 2005.

Other expense and income items

	For the three months ended March 31		Percent change
	2006	2005
Selling, general and administrative expense	$26,740	$22,542	19%
Interest expense	13,927	10,332	35
Restructuring and other charges	—	2,791	*

*	Calculation not meaningful.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) increased $4,198, or 19%, in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of the acquisitions made in 2005. These acquired businesses incurred selling, general and administrative expense of $3,390. As a percentage of revenues, SG&A decreased from 3.5% in the first quarter of 2005 to 3.2% during the comparable 2006 period due partly to the increasing selling prices resulting from the rising LME prices of aluminum and zinc. Also impacting total SG&A expense as well as SG&A as a percentage of revenues was the elimination of duplicative positions of certain corporate personnel as a result of the acquisition of Commonwealth that occurred early in the second quarter of 2005 as well as reduced compliance costs associated with the Sarbanes-Oxley Act which more than offset higher incentive compensation and stock-based compensation expense.

Interest expense

Interest expense in the first quarter of 2006 increased $3,595, or 35%, from the first quarter of 2005. The increase resulted from higher levels of debt outstanding as a result of our 2005 acquisitions as well as higher average interest rates.

Restructuring and other charges

There were no restructuring charges recorded in the first quarter of 2006. During the first quarter of 2005 we incurred charges of $1,396 for severance, relocation and other benefits related to the integration of Commonwealth. In addition, we recorded a charge of $591 related to the resignation of the former president of our aluminum recycling business and an $804 asset impairment charge related to idled equipment at our Wendover, Utah recycling facility. See Note M of the Notes to Consolidated Financial Statements.

Provision for income taxes

Our effective tax rate was 36.8% and 11.6% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the three months ended March 31, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction which was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the three months ended March 31, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

At March 31, 2006 and December 31, 2005, we had valuation allowances totaling approximately $30,812 and $30,660, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

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

Cash Flows from Operations

Cash flows generated from our operating activities were $35,404 in the three months ended March 31, 2006 and $12,878 in the three months ended March 31, 2005. Operating cash flows primarily reflect the Company’s strong operating performance in the first quarter of 2006. Negatively impacting operating cash flows were significantly higher accounts receivable balances primarily due to a $108,745 increase in revenues during the month of March 2006 as compared to December 2005. However, days sales outstanding have decreased from 43 days at December 31, 2005 to 39 days at March 31, 2006. Partially offsetting this use of cash was a $56,271 increase in accounts payable and accrued expenses primarily resulting from higher raw material prices resulting from the rising LME price of aluminum.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect capital expenditures. During the three months ended March 31, 2006, cash used by investing activities was $10,968 compared to $8,933 in the comparable period of 2005. Capital expenditures in 2006 relate primarily to expansions at our rolling mills in Lewisport, Kentucky and Uhrichsville, Ohio.

Overall capital expenditures for 2006 are expected to be approximately $63,000.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $23,231 for the three months ended March 31, 2006, compared to $3,178 for the three months ended March 31, 2005. In the first quarter of 2006, $30,725 of cash was used to repay amounts borrowed on our amended and restated senior credit facility while $5,283 was drawn on VAW-IMCO’s credit facilities to finance operating expenses as a result of the rising primary aluminum prices. Cash of $931 was received during the first quarter of 2006 from the exercise of 106,290 employee stock options.

As of March 31, 2006, $232,600 was outstanding under our amended and restated $425,000 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of March 31, 2006, we estimate that our borrowing base would have supported borrowings of $425,000, the maximum amount under the terms of the senior credit facility. After giving effect to the $232,600 of outstanding borrowings as well as outstanding letters of credit of $15,946, we had $176,454 available for borrowing as of March 31, 2006.

Proposed acquisition of the downstream aluminum business of Corus Group plc.

On March 16, 2006, we announced that we had entered into a non-binding letter of intent to acquire the downstream aluminum business of Corus Group plc. The net cash consideration for the acquisition would be approximately 700,000 Euros (US $840,000), excluding the assumption of approximately 28,000 Euros of debt as well as certain other liabilities. We intend to enter into a binding agreement following Corus’s consultations with the appropriate European employee works councils and trade unions as required by applicable labor laws and the acquisition would be subject to regulatory approvals, with the closing expected to occur in the third quarter of 2006. In addition, we expect to fund the acquisition with a combination of debt and equity to provide us with the optimum financial flexibility in the future. We have received a joint commitment from Deutsche Bank AG and Citigroup Corporate and Investment Banking to provide all funding necessary to close the transaction.

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

Our EBITDA calculations represent net income, before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our senior credit facility and our outstanding senior notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under the indentures for our senior notes and the loan agreement for our senior credit facility.

Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	Three months ended March 31
	2006	2005
EBITDA	$74,743	$56,476
Interest expense	13,927	10,332
Interest income	(191)	(202)
Provision for income taxes	16,846	3,828
Depreciation and amortization	15,751	13,370
Minority interest, net of provision for income taxes	219	60

Net income	$28,191	$29,088
Depreciation and amortization	15,751	13,370
Provision for (benefit from) deferred income taxes	5,378	(1,841)
Excess income tax benefits from exercise of stock options	(1,459)	—
Restructuring and other charges:
Expenses	—	2,791
Payments	(299)	(542)
Stock-based compensation expense	1,831	742
Equity in earnings of affiliates	—	134
Unrealized losses on derivative financial instruments	856	3,654
Other non-cash charges	1,413	1,220
Net change in working capital	(16,258)	(35,738)

Cash provided by operating activities	$35,404	$12,878

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

A summary of our significant accounting policies and estimates is included in ITEM 7.– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change to our critical accounting policies or estimates during the three months ended March 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payments,” issued by the Financial Accounting Standards Board (FASB) in December 2004. The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123; however, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

We elected to adopt the modified prospective transition method of SFAS No. 123(R). Under this method, stock-based compensation expense beginning as of January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated under the provisions of SFAS No. 123 and previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148. Compensation expense also includes the grant-date fair value for all stock-based compensation awards granted subsequent to December 31, 2005 estimated in accordance with SFAS No. 123(R). In addition, all remaining unamortized stock-based compensation expense previously included as a separate component of stockholders’ equity was reversed against additional paid-in-capital on January 1, 2006.

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests and net income decreased by $708 and $446, respectively, for the three months ended March 31, 2006. Basic and diluted earnings per share decreased by $.01 for the three months ended March 31, 2006. Total stock-based compensation expense for the three months ended March 31, 2006, which is included in cash flows from operating activities in the consolidated statement of cash flows, was $1,831 and included $1,123 related to non-vested shares and share units, the accounting for which was not impacted by SFAS No. 123(R). In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. For the three months ended March 31, 2006, $1,459 of excess tax benefits were reported as cash flows from financing activities. At March 31, 2006, unamortized compensation expense related to those stock options and non-vested shares and share units expected to vest totaled $15,656 and will be recognized over a weighted average period of 2.3 years.

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

COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our aluminum recycling and zinc segments, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment under SFAS No. 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive (loss) income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our rolled products and international segments have not met the requirements for the election to defer unrealized gains and losses under SFAS No. 133, resulting in immediate recognition of the unrealized gains and losses in the income statement. The unrealized gains and losses recognized in the income statement are not included in management’s determination of segment profit and loss.

Aluminum Hedging

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling and zinc segments, the cash flow hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS No. 133 for deferral of gains and losses. As a result, all cash flow hedges entered into by the rolled products segment are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the income statement. For the three months ended March 31, 2006 and 2005, we recorded unrealized losses of $1,917 and $3,393, respectively, related to these cash flow hedges while gains of $1,085 and $5,493 for settled cash flow hedges were included in segment income in the first quarter of 2006 and 2005, respectively.

In addition, beginning in the first quarter of 2006, the rolled products segment has entered into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We have designated these futures contracts as fair value hedges. Like the rolled products’ cash flow hedges, the fair value hedges do not meet the required effectiveness criteria established in SFAS No. 133. As a result gains and losses on fair value hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the income statement with no offset to the carrying value of the hedged inventory. For the three months ended March 31, 2006, we recorded unrealized losses of $3,342 related to these fair value hedges. In addition, losses of $627 for settled fair value hedges were included in segment income in the first quarter of 2006.

The aluminum recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments. At March 31, 2006, the aluminum recycling segment’s outstanding aluminum hedges were not material.

In the first quarter of 2006 and 2005, our aluminum recycling segment’s income was lower by $175 and $941, respectively, due to settled metal hedging contracts.

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

The unrealized gains and losses on VAW-IMCO’s derivative contracts do not qualify for deferred treatment under SFAS No. 133. As a result, VAW-IMCO’s derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the statement of operations. Unrealized gains (losses) on metal hedging transactions were approximately $1,784 and $(691) for the three months ended March 31, 2006 and 2005, respectively. Realized (losses) gains of $(3,529) and $606 were included in the international segment’s income in the first quarter of 2006 and 2005, respectively.

Zinc Hedging

In the normal course of business, the zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these hedges are included within other comprehensive (loss) income while the ineffective portions are included within unrealized (gains) losses on derivative financial instruments. These contracts are settled in the month of the corresponding production or shipment. At March 31, 2006, we held net forward purchase contracts totaling 5,288 metric tonnes, expiring in 2006 and 2007.

In the first quarter of 2006 and 2005, our zinc segment’s income was higher (lower) by $314 and $(957), respectively, due to settled zinc metal hedging contracts.

Natural Gas Hedging

Natural gas is the principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in cost of sales in the same period as the underlying gas purchases. Gains on the settlement of these contracts totaled $2,702 and $1,198 for the three months ended March 31, 2006 and 2005, respectively, and were included within cost of sales.

We have entered into forward pricing positions for a portion of our U.S. natural gas requirements for 2006. At March 31, 2006, we had contracts in place to cover approximately 56% of our expected natural gas requirements for the remainder of 2006.

In addition, a portion of our natural gas cost is recovered through price escalation clauses in our long-term contracts.

FINANCIAL RISK

Interest Rates

We have historically funded our operations from our existing credit facilities. Approximately 55% of our outstanding long-term debt as of March 31, 2006 is at fixed rates.

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest expense from variable-rate debt instruments. The impact of a 10% change in interest rates prevailing as of March 31, 2006, would not be material to our operating results.

Currency

We are increasingly subject to exposure from fluctuations in currencies. When we consider it appropriate, we will utilize currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. Generally, we have not sought to mitigate currency translation effects through the use of derivative instruments.

FAIR VALUES

The following table shows the fair values of outstanding derivative contracts at March 31, 2006:

Derivative	Amounts hedged	Maturity dates	Fair value	Deferred gain (loss), net
Aluminum purchase contracts	61,225 MT	2006	$39,077	$—
Aluminum cash flow hedge sales contracts	(22,995) MT	2006	(43,738)	—
Aluminum fair value hedge sales contracts	(55,000) MT	2006	(3,342)	—
Zinc purchase contracts	3,177 MT	2006-2007	2,008	1,245
Zinc sales contracts	(3,654) MT	2006	(1,486)	(922)
Natural gas	5,250 MMBTU	2006-2007	10,648	5,232

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of March 31, 2006, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of March 31, 2006.

During the first quarter of 2006, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2005 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Tomra Latasa Reciclagem, ALSCO Holdings, Inc., certain operations of Ormet Corporation and Alumitech, Inc., all of which were acquired during the year ended December 31, 2005, from the scope of its assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004).

Changes in Internal Control over Financial Reporting

There have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

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

Aleris International, Inc.
(Registrant)

Date: May 10, 2006	By:	/S/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.