Form 10-Q
period 2006-06-30
Aleris International, Inc.
filed 2006-08-09
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on August 7, 2006.

Common Stock, $0.10 par value, 31,396,181

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19.9	$6.8
Accounts receivable (net of allowance of $6.8 and $5.8 at June 30, 2006 and December 31, 2005, respectively)	490.8	325.1
Inventories	448.6	404.8
Deferred income taxes	29.9	35.2
Prepaid expenses	12.3	8.7
Derivative financial instruments	26.0	28.0
Other current assets	4.4	2.2

Total Current Assets	1,031.9	810.8
Property, plant and equipment, net	521.5	537.8
Goodwill	178.2	152.8
Intangible assets, net	22.1	22.9
Restricted cash	6.2	6.2
Other assets	18.2	23.6

	$1,778.1	$1,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$331.5	$200.8
Accrued liabilities	168.3	135.4
Current maturities of long-term debt	22.9	20.8

Total Current Liabilities	522.7	357.0
Long-term debt	605.7	631.0
Deferred income taxes	51.8	51.8
Accrued pension benefits	41.6	41.7
Accrued post-retirement benefits	48.7	48.6
Other long-term liabilities	30.1	30.2
Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 80,000,000 shares authorized 31,389,981 issued at June 30, 2006; 31,237,685 issued at December 31, 2005	3.1	3.1
Additional paid-in capital	298.6	295.7
Deferred stock compensation	—	(5.9)
Retained earnings	179.5	95.9
Accumulated other comprehensive (loss) income	(0.8)	5.3
Treasury stock, at cost; 68,264 at June 30, 2006 and 13,007 December 31, 2005	(2.9)	(0.3)

Total Stockholders’ Equity	477.5	393.8

	$1,778.1	$1,554.1

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in millions, except share and per share data)

	For the three months ended June 30		For the six months ended June 30
	2006	2005	2006	2005
Revenues	$1,012.8	$603.6	$1,860.4	$1,248.6
Cost of sales	898.8	542.1	1,659.3	1,114.9

Gross profit	114.0	61.5	201.1	133.7
Selling, general and administrative expense	29.7	20.2	56.5	42.8
Restructuring and other (credits) charges	(0.3)	1.0	(0.3)	3.8
Unrealized (gains) losses on derivative financial instruments	(18.0)	9.5	(17.2)	13.1

Operating income	102.6	30.8	162.1	74.0
Interest expense	13.7	9.9	27.7	20.3
Interest income	(0.4)	(0.4)	(0.6)	(0.6)
Other expense (income), net	0.8	(0.2)	1.3	(0.3)
Equity in net loss of affiliates	—	0.1	—	0.2

Income before provision for income taxes and minority interests	88.5	21.4	133.7	54.4
Provision for income taxes	32.9	2.4	49.7	6.2

Income before minority interests	55.6	19.0	84.0	48.2
Minority interests, net of provision for income taxes	0.2	0.1	0.4	0.2

Net income	$55.4	$18.9	$83.6	$48.0

Earnings per share:
Basic	$1.79	$0.62	$2.71	$1.58
Diluted	$1.75	$0.60	$2.64	$1.54
Weighted average shares outstanding:
Basic	30,936,451	30,732,041	30,857,006	30,302,605
Diluted	31,743,035	31,496,325	31,651,927	31,087,468

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	For the six months ended June 30
	2006	2005
Operating activities
Net income	$83.6	$48.0
Depreciation and amortization	31.7	26.1
Provision for (benefit from) deferred income taxes	13.0	(2.4)
Excess income tax benefits from exercise of stock options	(3.0)	—
Restructuring and other (credits) charges:
(Credits) charges	(0.3)	3.8
Payments	(3.7)	(2.6)
Stock-based compensation expense	4.5	1.5
Equity in loss of affiliates	—	0.2
Unrealized (gains) losses on derivative financial instruments	(17.2)	13.1
Other non-cash charges	3.7	2.6
Changes in operating assets and liabilities:
Accounts receivable	(161.8)	(32.3)
Inventories	(42.8)	14.5
Other assets	(0.7)	6.0
Accounts payable and accrued liabilities	159.6	(15.1)

Net cash provided by operating activities	66.6	63.4
Investing activities
Payments for property, plant and equipment	(25.8)	(22.0)
Proceeds from sale of property, plant and equipment	—	5.8
Other	(1.0)	(0.2)

Net cash used by investing activities	(26.8)	(16.4)
Financing activities
Net payments on long-term revolving credit facility	(24.8)	(50.8)
Proceeds from issuance of long-term debt	—	13.1
Payments on long-term debt	(2.2)	(1.2)
Decrease in restricted cash	—	9.8
Proceeds from exercise of stock options	1.2	10.2
Excess income tax benefits from exercise of stock options	3.0	—
Repurchase of common stock for treasury	(2.6)	—
Other	(0.4)	(0.5)

Net cash used by financing activities	(25.8)	(19.4)
Effect of exchange rate differences on cash and cash equivalents	(0.9)	0.1

Net increase in cash and cash equivalents	13.1	27.7
Cash and cash equivalents at beginning of period	6.8	17.8

Cash and cash equivalents at end of period	$19.9	$45.5

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2006

(amounts in millions, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - INVENTORIES

The components of inventories are:

	June 30, 2006	December 31, 2005
Finished goods	$126.2	$126.7
Raw materials	183.5	145.6
Work in process	122.9	113.8
Supplies	16.0	18.7

	$448.6	$404.8

NOTE C – GOODWILL

In prior years, we performed our annual impairment test as of the last day of our fourth quarter. For 2006, we have changed the measurement date to October 1, the first day of our fourth quarter, in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not have an effect on our financial performance or results of operations, nor was there any impact on prior period financial statements under the requirements of the Financial Accounting Standard Board Statement (SFAS) No. 154, “Accounting Changes and Error Corrections.” Retrospective application, as required under SFAS No. 154, was not necessary as no impairment charges had been recorded in any previous financial statements (with the exception of a charge recorded in 2002 upon the initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”) nor did the change in measurement date cause any impairments.

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Rolled products	Aluminum recycling	International	Zinc	Total
Balance at December 31, 2005	$67.3	$42.1	$21.5	$21.9	$152.8
Reclassification resulting from change in reporting structure (See Note H)	7.7	(7.7)	—	—	—
Purchase price allocation adjustments	24.4	(0.4)	—	—	24.0
Translation and other adjustments	—	—	1.4	—	1.4

Balance at June 30, 2006	$99.4	$34.0	$22.9	$21.9	$178.2

During the second quarter, we recorded adjustments to the purchase price allocations of our 2005 acquisitions, primarily related to the preliminary appraised values of long-lived assets acquired from Ormet Corporation. The purchase price allocations of the 2005 acquisitions remain preliminary and are subject to the final determination of the fair value of acquired long-lived assets, deferred income taxes and certain other acquired assets and assumed liabilities.

NOTE D - LONG-TERM DEBT

Our long-term debt is summarized as follows:

	June 30, 2006	December 31, 2005
Amended and restated senior credit facility, expiring in December 2009	$238.6	$263.3
9% Senior Notes, due November 15, 2014	125.0	125.0
10 3/8% Senior Secured Notes, due October 6, 2010, net	207.9	207.9
VAW-IMCO credit facilities	35.1	34.8
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, due May 1, 2016, net	5.7	5.7
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, due May 1, 2022	4.6	4.6
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, due May 1, 2023	4.1	4.1
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, due October 1, 2027 bearing interest at 4.22% at June 30, 2006	5.0	5.0
Other	2.6	1.4

Subtotal	628.6	651.8
Less current maturities	22.9	20.8

Total	$605.7	$631.0

As of June 30, 2006, $238.6 was outstanding under our amended and restated $425.0 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of June 30, 2006, we estimate that our borrowing base would have supported borrowings of $425.0, the maximum amount available under the terms of the senior credit facility. After giving effect to the $238.6 of outstanding borrowings as well as outstanding letters of credit of $13.8 we had $172.6 available for borrowing as of June 30, 2006.

The terms of our senior credit facility include, among other covenants, (i) prohibitions against incurring certain indebtedness and granting liens, (ii) limitations on dividends and repurchases of shares of capital stock, and (iii) limitations on capital expenditures, investments and acquisitions. Under the amended and restated terms of the senior credit facility, we are permitted to pay dividends of up to $5.0 per year. The indebtedness under the senior credit facility is secured by the Company’s and its co-borrowers’ inventories, receivables, general intangibles and the proceeds thereof. If at any time during specified periods, our undrawn availability under this facility is less than $50.0, we will also be required to maintain a minimum fixed coverage ratio of 1.1 to 1.0, calculated based on the combined results of our parent entity and wholly-owned domestic subsidiaries.

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

As of June 30, 2006, we were in compliance with all applicable debt covenants.

On August 1, 2006 we refinanced substantially all of our existing indebtedness in conjunction with the consummation of the acquisition of the downstream aluminum business of Corus Group plc. See Note P for additional information relating to events subsequent to June 30, 2006.

NOTE E – EARNINGS PER SHARE

The following table sets forth the reconciliation between the weighted average shares used for calculating basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$55.4	$18.9	$83.6	$48.0
Denominator:
Basic earnings per share-weighted-average shares	30,936,451	30,732,041	30,857,006	30,302,605
Dilutive potential common shares-stock options and non-vested shares and units	806,584	764,284	794,921	784,863

Denominator for diluted earnings per share	31,743,035	31,496,325	31,651,927	31,087,468

Earnings per share:
Basic	$1.79	$0.62	$2.71	$1.58
Diluted	$1.75	$0.60	$2.64	$1.54

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

Our reserves for environmental remediation liabilities totaled $12.1 and $12.6 at June 30, 2006 and December 31, 2005, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At June 30, 2006 and December 31, 2005, our total asset retirement obligations for our landfills were $12.5 and $12.8, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Legal proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE G – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net income	$55.4	$18.9	$83.6	$48.0
Changes in other comprehensive income, net of tax:
Currency translation adjustments	2.6	(2.5)	6.3	(5.4)
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(5.6)	1.0	(18.7)	15.3
Net amount reclassified to income	1.6	(2.5)	(1.5)	(2.3)
Income tax effect	1.5	0.9	7.7	(3.9)

Net unrealized (losses) gains on derivative financial instruments	(2.5)	(0.6)	(12.5)	9.1

Comprehensive income	$55.5	$15.8	$77.4	$51.7

See Note L for further information relating to our derivative financial instruments.

NOTE H – SEGMENT REPORTING

The following presents selected information by operating segment. Our segments are business units that offer different types of metal products and services and include the following: rolled products, aluminum recycling, specification alloy, zinc, Europe, Brazil and Mexico.

Our rolled products segment produces aluminum sheet for distributors and customers serving the North American building and construction, transportation and consumer durables industry segments. For financial reporting purposes, the aluminum recycling and specification alloy operating segments have been aggregated into the aluminum recycling reportable segment and our international recycling operations have been aggregated into the international reportable segment. The aluminum recycling segment represents all of our aluminum melting, processing, alloying, trading and salt cake recycling activities within the United States while the international segment represents these same activities outside of the United States. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical and the long-term gross margins are expected to be similar. Our zinc segment represents all of our zinc melting, processing and trading activities.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in Note A of our Form 10-K for the year ended December 31, 2005. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, unrealized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt issuance costs. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt issuance costs, deferred tax assets and liabilities and assets located at our headquarters office are not allocated to the reportable segments.

Beginning in 2006, management responsibility for certain recycling facilities was shifted to the rolled products segment and these facilities are now included within the rolled products segment. Management estimates that the aluminum recycling segment’s revenues and segment income would have been lower by $6.0 and $0.6, respectively, in the three months ended June 30, 2005 and $11.8 and $1.1, respectively, in the six months ended June 30, 2005. Rolled products segment income would have been higher by $0.6 and $1.1 in the three and six months ended June 30, 2005, respectively. In addition, intersegment revenues would have been lower by $6.0 and $11.8 in the three and six months ended June 30, 2005, respectively, as a result of this change. The prior periods have not been restated for the change.

Reportable Segment Information

The following table shows our segment assets for the indicated periods:

	June 30, 2006	December 31, 2005
Assets:
Rolled products	$902.6	$819.0
Aluminum recycling	297.6	302.8
International	318.5	272.4
Zinc	199.4	124.5
Other unallocated assets	60.0	35.4

Total assets	$1,778.1	$1,554.1

The following table shows our revenues and segment income for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Rolled products	$477.8	$322.1	$890.3	$672.3
Aluminum recycling	200.9	129.9	379.8	274.4
International	188.1	101.0	354.8	203.6
Zinc	151.7	59.9	248.6	114.9
Intersegment revenues	(5.7)	(9.3)	(13.1)	(16.6)

Total revenues	$1,012.8	$603.6	$1,860.4	$1,248.6

Segment income:
Rolled products	$52.4	$38.3	$94.8	$87.8
Aluminum recycling	22.5	8.7	38.2	12.9
International	7.7	3.2	10.1	7.7
Zinc	19.2	4.8	34.3	10.1

Total segment income	$101.8	$55.0	$177.4	$118.5

Unallocated amounts:
Corporate general and administrative expenses	$(19.2)	$(13.9)	$(34.6)	$(28.0)
Restructuring and other charges	0.3	(1.0)	0.3	(3.8)
Interest expense	(13.7)	(9.9)	(27.7)	(20.3)
Unrealized gains (losses) on derivative financial instruments	18.0	(9.5)	17.2	(13.1)
Interest and other income, net	1.3	0.7	1.1	1.1

Earnings before provision for income taxes and minority interests	$88.5	$21.4	$133.7	$54.4

NOTE I – STOCK-BASED COMPENSATION

On January 1, 2006 we adopted SFAS No. 123(R), “Share-Based Payments,” issued by the Financial Accounting Standards Board (FASB) in December 2004. Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” as required by SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

We elected to adopt the modified prospective transition method of SFAS No. 123(R). Under this method, stock-based compensation expense beginning as of January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated under the provisions of SFAS No. 123 and previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148. Compensation expense also includes the grant-date fair value for all stock-based compensation awards granted subsequent to December 31, 2005 estimated in accordance with SFAS No. 123(R). In addition, all remaining unamortized stock-based compensation expense previously included as a separate component of stockholders’ equity was reversed against additional paid-in-capital on January 1, 2006.

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests decreased by $0.7 and $1.4, and net income decreased by $0.4 and $0.9 for the three and six months ended June 30, 2006, respectively. Basic and diluted earnings per share decreased by $.01 and $.03 for the three and six months ended June 30, 2006, respectively. Total stock-based compensation expense for the three and six months ended June 30, 2006 was $2.7 and $4.5, respectively, and included $1.8 and $2.8, respectively, related to non-vested shares and share units, the accounting for which was not impacted by SFAS No. 123(R). In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. Total stock-based compensation expense for the three and six months ended June 30, 2005 was $0.7 and $1.5, respectively. For the six months ended June 30, 2006, $3.0 of excess tax benefits were reported as cash flows from financing activities. At June 30, 2006, unamortized compensation expense related to those stock options and non-vested shares and share units expected to vest totaled $15.2 and will be recognized over a weighted average period of 2.2 years.

Pro Forma Effect Prior to the Adoption of SFAS No. 123(R)

Our net income and earnings per share would have been reduced to the pro forma amounts shown below prior to the adoption of SFAS No. 123(R) if compensation cost had been determined based on the fair value at the grant dates.

	Three months ended June 30, 2005 (1)	Six months ended June 30, 2005 (1)
Net income, as reported	$18.9	$48.0
Add: stock-based compensation expense included in reported net income, net of tax	0.7	1.3
Less: compensation cost determined under the fair value method, net of tax	(1.2)	(2.4)

Pro forma net income	$18.4	$46.9

Basic earnings per share:
As reported	$0.62	$1.58
Pro forma	0.60	1.55
Diluted earnings per share:
As reported	$0.60	$1.54
Pro forma	0.58	1.51

(1)	Disclosures for the three and six months ended June 30, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

Stock-Based Incentive Plans

In December 2004, our stockholders approved the 2004 Equity Incentive Plan, as amended, (“2004 Plan”). The 2004 Plan provides for the grant of stock options, non-vested shares and share units as well as other stock awards to eligible employees, officers, consultants and non-employee directors. These awards vest upon the attainment of stated service periods or performance targets established by the Compensation Committee of the Board of Directors. On May 18, 2006, our shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for issuance from 1,100,000 to 2,200,000. No awards may be granted under this plan after September 22, 2014. All options granted under this plan, once vested, are exercisable for a period of up to 10 years from the date of grant, although options may expire earlier because of termination of employee service.

Stock Option Summary

A summary of stock option activity for service based options during the six months ended June 30, 2006 is as follows:

Service-based options	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2005	1,715,764	$13.07		$32.9
Exercised	(127,853)	9.34		4.5
Canceled	(19,168)	13.32		0.6

Outstanding at June 30, 2006	1,568,743	$13.37	7.7	$51.0

Vested or expected to vest at June 30, 2006	1,522,693	$13.34	7.7	$49.5

Exercisable at June 30, 2006	647,745	$12.19	6.9	$21.8

Non-Vested Shares and Share Units Summary

A summary of the non-vested shares and share units for service based awards during the six months ended June 30, 2006 is as follows:

Service-based awards	Shares/units	Weighted- average grant date fair value
Awarded and not vested at December 31, 2005	387,088	$18.38
Granted	30,789	43.70
Vested	(29,885)	15.80
Canceled	(6,350)	19.08

Awarded and not vested at June 30, 2006 (1)	381,642	$20.61

(1) Includes 348,642 non-vested shares that are included in the total number of issued and outstanding shares of the Company’s common stock.

A summary of the non-vested shares and share units for performance based awards during the three months ended June 30, 2006 is as follows:

Performance-based awards	Shares/units(1)	Weighted- average grant date fair value
Awarded and not vested at December 31, 2005	251,472	$26.53
Granted	42,250	43.92
Vested	(106,050)	15.80
Canceled	(2,281)	34.46

Awarded and not vested at June 30, 2006	185,391	$36.54

(1)	Includes performance share units and shares of the Company’s common stock payable as a portion of performance units.

As of June 30, 2006, 155,750 performance share units issued in 2005 and 2006 under the 2004 Plan remain awarded and not vested. A portion of these performance share units will vest based upon the level of synergies attained related to the acquisition of Commonwealth Industries, Inc. through December 31, 2008. The remaining portion will vest based upon the return on capital achieved through December 31, 2008. The performance share units included in the table above represent the maximum number of shares that may ultimately vest. As of June 30, 2006, we estimate that all of these share units will vest and have recorded compensation expense accordingly.

NOTE J – INCOME TAXES

Our effective tax rate was 36.9% and 9.8% for the three months ended June 30, 2006 and 2005, respectively and 36.9% and 10.8% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three and six months ended June 30, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction that was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the three and six months ended June 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

At June 30, 2006 and December 31, 2005, we had valuation allowances totaling approximately $30.5 and $30.7, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

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

Components of the net periodic benefit expense for the three and six months ended June 30, 2006 and 2005 are as follows:

	U.S. pension benefits				European pension benefits
	Three months ended June 30		Six months ended June 30		Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$0.9	$0.7	$1.8	$1.5	$0.2	$0.1	$0.3	$0.3
Interest cost	1.8	1.7	3.5	3.4	0.2	0.2	0.5	0.5
Amortization of net loss	—	—	—	—	0.1	0.1	0.2	0.1
Expected return on plan assets	(1.9)	(1.8)	(3.8)	(3.6)	—	—	—	—

Net periodic benefit cost	$0.8	$0.6	$1.5	$1.3	$0.5	$0.4	$1.0	$0.9

Other Postretirement Benefit Plans

We maintain health care and life insurance benefit plans covering certain corporate and rolled products employees hired on or before September 1, 1998 and certain employees hired by ALSCO Holdings, Inc. (“ALSCO”). We accrue the cost of postretirement benefits within the covered employees’ active service periods. The components of net postretirement benefit expense for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Service cost	$0.3	$0.1	$0.5	$0.2
Interest cost	0.7	0.6	1.4	1.1

Net periodic benefit cost	$1.0	$0.7	$1.9	$1.3

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes, and certain currency exposures. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as derivative financial instruments, other long-term assets and other current liabilities. The fair value of our derivative financial instruments and amounts deferred in other comprehensive (loss) income at June 30, 2006 and December 31, 2005 were as follows:

	June 30 ,2006		December 31, 2005
	Fair value	Deferred gains, net of tax	Fair value	Deferred gains, net of tax
Natural gas	$5.2	$3.9	$28.1	$15.3
Aluminum cash flow hedges	(9.7)	—	(6.5)	—
Aluminum fair value hedges	4.4	—	—	—
Zinc	1.4	0.8	0.4	0.2
Foreign currency	12.5	—	—	—

The changes in the fair value of certain of our cash flow hedges accumulate on our balance sheet (in other comprehensive income) until the maturity of the respective hedging agreements. As of June 30, 2006, over the next six months, we estimate that we will recognize in earnings deferred gains from the settlement of our hedging instruments of $1.5 and $1.1 for natural gas and zinc, respectively. Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Realized gains and (losses) on our derivative financial instruments are included within cost of sales in the consolidated statement of income and totaled the following:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Natural gas	$0.2	$2.0	$2.9	$3.2
Aluminum	(9.1)	(1.0)	(12.3)	4.2
Zinc	(1.8)	0.5	(1.5)	(0.5)

Natural Gas Hedging

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with customers, which limit our exposure to natural gas price risk.

The decrease in the fair value of our natural gas hedges is due to a decrease in the NYMEX closing price on June 30, 2006 as compared to December 31, 2005 as well as settled contracts during the first six months of 2006.

Aluminum Hedging

The selling prices of the majority of the rolled products segment’s customer orders are established at the time of order entry. As the related raw materials used to produce these orders are purchased several months after the selling prices are fixed, the rolled products segment is subject to the risk of changes in the purchase price of the raw material it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future purchase contracts are entered into at the time the selling prices are fixed. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. In addition, beginning in the first quarter of 2006, the rolled products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We have designated these futures contracts as fair value hedges.

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

The aluminum recycling segment occasionally enters into LME high-grade aluminum and alloy forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. At June 30, 2006, the aluminum recycling segment’s outstanding aluminum hedges were not material.

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

Currency Hedging

During the second quarter of 2006, we entered into currency option contracts to fix approximately €275.0 of the purchase price expected to be paid to acquire the downstream aluminum business of Corus Group plc. As that purchase price was denominated in Euros, we were exposed to fluctuations in the U.S. Dollar-Euro exchange rate. We entered into these hedges to mitigate that risk for a portion of the purchase price expected to be funded in U.S. Dollars. At June 30, 2006, these derivative financial instruments had a fair value of $12.5, which was recorded as an unrealized gain from derivative financial instruments in the consolidated statement of income. As these hedges matured in the third quarter, the previously recorded unrealized gains were reversed and realized gains were recorded within other income in the consolidated statement of income.

NOTE M – RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of 2005, we announced plans to close our rolled products facility located in Carson, California as the first phase of our plans to integrate ALSCO. Charges related to the closure totaled $24.3 and were recorded in the fourth quarter of 2005. Production at the Carson facility ceased on March 31, 2006 and substantially all of the 157 hourly and salaried personnel expected to be terminated have left their positions. During the second quarter of 2006, we adjusted our estimate of employee severance and benefit costs related to the closure of the Carson facility and reduced restructuring and other charges by $0.3.

In connection with the acquisition of Commonwealth Industries, Inc. (“Commonwealth”) in 2004, we recorded liabilities for severance and other benefits related to the termination of 116 Commonwealth and Aleris personnel. Substantially all affected employees have left their positions.

The following table shows the activity and reserve balances related to these restructuring programs for the six months ended June 30, 2006:

For the six months ended June 30, 2006	Employee severance and benefit costs	Exit costs	Total
Balance at December 31, 2005	$7.0	$2.5	$9.5
Credits recorded in the statement of income	(0.3)	—	(0.3)
Cash payments	(4.1)	—	(4.1)

Balance at June 30, 2006	$2.6	$2.5	$5.1

During the first six months of 2005, we recorded restructuring and other charges totaling $2.2 associated with the termination or relocation of certain Aleris corporate personnel incidental to the acquisition of Commonwealth. Additionally, during the first six months of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded an $0.8 non-cash impairment charge to reduce these assets to their estimated fair values at March 31, 2005.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

NOTE O – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries (“Guarantor subsidiaries”) are guarantors of the indebtedness of the Company under its 10 3/8% senior secured notes and 9% senior notes. See Note D. For purposes of complying with the reporting requirements of the Guarantor subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior secured notes and senior notes (“Non-guarantor subsidiaries”).

Condensed consolidating financial information for the Company, the Guarantor subsidiaries, and the Non-guarantor subsidiaries is as follows:

	As of June 30, 2006
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$0.5	$9.2	$10.2	$—	$19.9
Accounts receivable, net	15.6	386.1	90.9	(1.8)	490.8
Inventories	5.6	379.4	63.6	—	448.6
Deferred income taxes	—	28.6	1.3	—	29.9
Prepaid expenses	0.6	9.2	2.5	—	12.3
Derivative financial instruments	16.8	8.8	0.4	—	26.0
Other current assets	—	3.9	0.5	—	4.4

Total Current Assets	39.1	825.2	169.4	(1.8)	1,031.9
Property and equipment, net	43.5	357.8	122.1	(1.9)	521.5
Goodwill	4.2	154.1	19.9	—	178.2
Intangible assets, net	—	22.1	—	—	22.1
Restricted cash	6.2	—	—	—	6.2
Other assets	13.1	5.2	0.9	—	19.2
Investments in subsidiaries/ intercompany receivable (payable), net	1,052.4	(343.1)	12.5	(722.8)	(1.0)

	$1,158.5	$1,021.3	$324.8	$(726.5)	$1,778.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33.5	$244.9	$54.9	$(1.8)	$331.5
Accrued liabilities	40.7	83.7	40.4	3.5	168.3
Current maturities of long-term debt	—	0.6	22.3	—	22.9

Total Current Liabilities	74.2	329.2	117.6	1.7	522.7
Long-term debt	590.9	2.0	12.8	—	605.7
Deferred income taxes	6.3	40.8	4.7	—	51.8
Accrued pension benefits	—	21.6	20.0	—	41.6
Accrued post-retirement benefits	—	48.7	—	—	48.7
Other long-term liabilities	9.6	19.6	4.4	(3.5)	30.1
Stockholders’ Equity	477.5	559.4	165.3	(724.7)	477.5

	$1,158.5	$1,021.3	$324.8	$(726.5)	$1,778.1

	As of December 31, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
BALANCE SHEET DATA
ASSETS
Current Assets
Cash and cash equivalents	$0.4	$(0.3)	$6.7	$—	$6.8
Accounts receivable, net	7.9	262.1	56.3	(1.2)	325.1
Inventories	3.7	340.5	60.6	—	404.8
Deferred income taxes	2.3	31.6	1.3	—	35.2
Prepaid expenses	0.8	6.3	1.6	—	8.7
Derivative financial instruments	7.8	18.4	1.8	—	28.0
Other current assets	1.2	0.7	0.3	—	2.2

Total Current Assets	24.1	659.3	128.6	(1.2)	810.8
Property and equipment, net	44.1	379.2	116.3	(1.8)	537.8
Goodwill	4.2	130.1	18.5	—	152.8
Intangible assets, net	—	22.9	—	—	22.9
Restricted cash	2.0	4.2	—	—	6.2
Other assets	18.0	5.8	0.8	—	24.6
Investments in subsidiaries/ intercompany receivable (payable), net	963.9	(347.1)	35.4	(653.2)	(1.0)

	$1,056.3	$854.4	$299.6	$(656.2)	$1,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20.7	$134.0	$47.3	$(1.2)	$200.8
Accrued liabilities	10.0	87.4	34.5	3.5	135.4
Current maturities of long-term debt	—	0.1	20.7	—	20.8

Total Current Liabilities	30.7	221.5	102.5	2.3	357.0
Long-term debt	615.6	1.4	14.0	—	631.0
Deferred income taxes	6.3	40.8	4.7	—	51.8
Accrued pension benefits	—	24.1	17.6	—	41.7
Accrued post-retirement benefits	—	48.6	—	—	48.6
Other long-term liabilities	9.9	19.7	4.1	(3.5)	30.2
Stockholders’ Equity	393.8	498.3	156.7	(655.0)	393.8

	$1,056.3	$854.4	$299.6	$(656.2)	$1,554.1

	Three months ended June 30, 2006
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$42.7	$905.8	$205.8	$(141.5)	$1,012.8
Cost of sales	36.4	810.0	193.9	(141.5)	898.8

Gross profit	6.3	95.8	11.9	—	114.0
Selling, general and administrative expense	0.4	26.4	2.9	—	29.7
Restructuring and other credits	—	(0.3)	—	—	(0.3)
Unrealized (gains) losses on derivative financial instruments	(12.4)	(6.7)	1.1	—	(18.0)

Operating income	18.3	76.4	7.9	—	102.6
Interest expense	13.2	—	0.5	—	13.7
Other (income) expense, net	(0.5)	0.8	0.1	—	0.4
Equity in net earnings of affiliates	(52.2)	—	—	52.2	—

Income before provision for income taxes and minority interests	57.8	75.6	7.3	(52.2)	88.5
Provision for income taxes	2.4	27.8	2.7	—	32.9

Income before minority interests	55.4	47.8	4.6	(52.2)	55.6
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net income	$55.4	$47.8	$4.4	$(52.2)	$55.4

	Three months ended June 30, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$29.3	$482.7	$105.5	$(13.9)	$603.6
Cost of sales	26.5	430.1	99.4	(13.9)	542.1

Gross profit	2.8	52.6	6.1	—	61.5
Selling, general and administrative expense	3.3	14.7	2.2	—	20.2
Restructuring and other charges	—	1.0	—	—	1.0
Unrealized losses on derivative financial instruments	—	9.8	(0.3)	—	9.5

Operating (loss) income	(0.5)	27.1	4.2	—	30.8
Interest expense	9.7	0.1	0.2	(0.1)	9.9
Other (income) expense, net	(0.6)	0.3	(0.4)	0.1	(0.6)
Equity in net earnings of affiliates	(27.2)	0.1	—	27.2	0.1

Income (loss) before provision for income taxes and minority interests	17.6	26.6	4.4	(27.2)	21.4
(Benefit from) provision for income taxes	(1.3)	2.1	1.6	—	2.4

Income (loss) before minority interests	18.9	24.5	2.8	(27.2)	19.0
Minority interests, net of provision for income taxes	—	—	0.1	—	0.1

Net income (loss)	$18.9	$24.5	$2.7	$(27.2)	$18.9

	Six months ended June 30, 2006
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$80.9	$1,648.3	$381.7	$(250.5)	$1,860.4
Cost of sales	70.5	1,476.2	363.1	(250.5)	1,659.3

Gross profit	10.4	172.1	18.6	—	201.1
Selling, general and administrative expense	0.9	49.7	5.9	—	56.5
Restructuring and other credits	—	(0.3)	—	—	(0.3)
Unrealized gains on derivative financial instruments	(12.4)	(4.4)	(0.4)	—	(17.2)

Operating income	21.9	127.1	13.1	—	162.1
Interest expense	26.6	0.1	1.0	—	27.7
Other (income) expense, net	(1.1)	1.6	0.2	—	0.7
Equity in net earnings of affiliates	(86.4)	—	—	86.4	—

Income before provision for income taxes and minority interests	82.8	125.4	11.9	(86.4)	133.7
(Benefit from) provision for income taxes	(0.8)	46.1	4.4	—	49.7

Income before minority interests	83.6	79.3	7.5	(86.4)	84.0
Minority interests, net of provision for income taxes	—	—	0.4	—	0.4

Net income	$83.6	$79.3	$7.1	$(86.4)	$83.6

	Six months ended June 30, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$57.8	$1,006.7	$213.0	$(28.9)	$1,248.6
Cost of sales	53.7	891.6	198.5	(28.9)	1,114.9

Gross profit	4.1	115.1	14.5	—	133.7
Selling, general and administrative expense	5.6	31.5	5.7	—	42.8
Restructuring and other charges	—	3.8	—	—	3.8
Unrealized losses on derivative financial instruments	(0.1)	12.7	0.5	—	13.1

Operating (loss) income	(1.4)	67.1	8.3	—	74.0
Interest expense	19.9	0.2	0.3	(0.1)	20.3
Other (income) expense, net	(1.1)	0.5	(0.4)	0.1	(0.9)
Equity in net earnings of affiliates	(67.0)	0.2	—	67.0	0.2

Income (loss) before provision for income taxes and minority interests	46.8	66.2	8.4	(67.0)	54.4
Provision for income taxes	(1.2)	4.4	3.0	—	6.2

Income (loss) before minority interests	48.0	61.8	5.4	(67.0)	48.2
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net income (loss)	$48.0	$61.8	$5.2	$(67.0)	$48.0

	Six months ended June 30, 2006
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$40.3	$32.6	$(6.3)	$—	$66.6
Investing Activities
Payments for property and equipment	(2.7)	(19.3)	(3.8)	—	(25.8)
Other	(1.2)	0.1	0.1	—	(1.0)

Net cash provided (used) by investing activities	(3.9)	(19.2)	(3.7)	—	(26.8)
Financing Activities
Net payments of long-term revolving credit facility	(24.8)	—	—	—	(24.8)
Proceeds from issuance of long-term debt	—	0.2	(2.4)	—	(2.2)
Proceeds from exercise of stock options	1.2	—	—	—	1.2
Excess income tax benefits from exercise of stock options	3.0	—	—	—	3.0
Net transfers with subsidiaries	(13.0)	(4.6)	17.6	—	—
Other	(2.7)	1.1	(1.4)	—	(3.0)

Net cash provided (used) by financing activities	(36.3)	(3.3)	13.8	—	(25.8)
Effects of exchange rate changes on cash	—	(0.4)	(0.5)	—	(0.9)

Net increase in cash and cash equivalents	0.1	9.7	3.3	—	13.1
Cash and cash equivalents at beginning of period	0.4	(0.3)	6.7	—	6.8

Cash and cash equivalents at end of period	$0.5	$9.4	$10.0	$—	$19.9

	Six months ended June 30, 2005
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash (used) provided by operating activities	$(17.3)	$88.7	$(8.0)	$—	$63.4
Investing Activities
Payments for property and equipment	(3.7)	(8.6)	(9.7)	—	(22.0)
Proceeds from sale of property and equipment	—	5.8	—	—	5.8
Other	0.4	(0.6)	—	—	(0.2)

Net cash used by investing activities	(3.3)	(3.4)	(9.7)	—	(16.4)
Financing Activities
Net proceeds from long-term revolving credit facility	(50.8)	—	—	—	(50.8)
Proceeds from issuance of long-term debt	—	—	13.1	—	13.1
Payments on long-term debt	(1.2)	—	—	—	(1.2)
Change in restricted cash	9.8	—	—	—	9.8
Proceeds from exercise of stock options	10.2	—	—	—	10.2
Debt issuance costs	(0.6)	—	—	—	(0.6)
Net transfers with subsidiaries	80.4	(81.1)	0.7	—	—
Other	0.2	0.3	(0.4)	—	0.1

Net cash provided (used) by financing activities	48.0	(80.8)	13.4	—	(19.4)
Effects of exchange rate changes on cash	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	27.4	4.5	(4.2)	—	27.7
Cash and cash equivalents at beginning of period	2.1	—	15.7	—	17.8

Cash and cash equivalents at end of period	$29.5	$4.5	$11.5	$—	$45.5

NOTE P - SUBSEQUENT EVENTS

Pending Merger with Texas Pacific Group

On August 7, 2006, we entered into a definitive merger agreement with Texas Pacific Group (“TPG”), a leading private investment firm, whereby TPG will acquire all of our outstanding stock for approximately $1,700.0 plus the assumption of or repayment of approximately $1,600.0 of outstanding indebtedness. Under the terms of the agreement, our stockholders will receive $52.50 in cash for each share of our common stock. Our Board of Directors unanimously approved the merger agreement and has resolved to recommend that our stockholders adopt the agreement. Pending the receipt of stockholder approval and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as satisfaction of other customary closing conditions, including regulatory approvals, the transaction is expected to be completed in early 2007.

Acquisition of Downstream Aluminum Business of Corus Group plc and Debt Refinancing

On August 1, 2006, we acquired the downstream aluminum business of Corus Group plc (Corus Aluminum) for a cash purchase price of €695.5 (approximately $886.7), subject to adjustment based on the finalization of working capital delivered. The acquisition included Corus Group plc’s (“Corus’s”) aluminum rolling and extrusions business but did not include Corus’s primary aluminum smelters. Corus Aluminum generated revenues of approximately $1,850.0 in 2005.

In conjunction with the acquisition of Corus Aluminum, we entered into a $750.0 asset backed lending credit facility (“ABL Facility”), a $650.0 term loan facility (“Term Loan Facility”) and a temporary senior unsecured facility (“Senior Unsecured Facility”). Amounts drawn on these facilities include approximately $470.3 on the ABL Facility, $650.0 on the Term Loan Facility and $505.0 on the Senior Unsecured Facility. In addition to funding the purchase price paid to acquire Corus Aluminum, we used the proceeds from these facilities to refinance substantially all of our existing indebtedness and to pay costs associated with the acquisition and new facilities. Amounts outstanding under our senior credit facility, totaling $231.5, were repaid and that agreement was terminated on August 1, 2006. We also completed a tender offer to redeem substantially all of the outstanding 10 3/8% senior secured notes and 9% senior notes and repaid all of the amounts outstanding under VAW-IMCO’s credit facilities and $59.0 of Corus Aluminum’s outstanding debt. We anticipate incurring charges during the third quarter of 2006 of $37.1 related to prepayment premiums associated with the 10 3/8% senior secured notes and 9% senior notes and $16.4 related to the write-off of existing debt issuance costs and unamortized debt discounts.

ABL Facility

The ABL Facility is a $750.0, five-year revolving credit facility which permits borrowings of up to $690.0 by our U.S. and European subsidiaries and $60.0 by our Canadian subsidiaries. We pay interest at rates per annum equal to, at our option, either LIBOR plus a margin ranging from 1.25% to 2.00% as determined based on levels of borrowing availability which is reset each quarter, or the prime rate of Deutsche Bank AG NY Branch plus a margin ranging from 0.25% to 1.00% as determined based on levels of borrowing availability which is reset each quarter. The ABL Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the current assets and a second priority interest in substantially all other tangible and intangible assets, all of the assets of the Canadian borrowers, and the accounts receivable of the European borrowers. Advances under the ABL Facility are subject to domestic and appropriate Canadian and European borrowing base calculations. The borrowing base is comprised of eligible accounts receivable and inventory of those entities.

In addition, any time excess availability under the ABL Facility is less than the greater of (a) $65.0 or (b) 10% of the borrowing base, the ABL Facility has a minimum fixed charge coverage ratio requirement of 1.10 to 1.00.

Term Loan Facility

The Term Loan Facility is a $650.0, seven-year facility and includes $450.0 of U.S. borrowings and $200.0 of European borrowings. The Term Loan Facility will be payable at a rate of 1.00% per annum in equal quarterly installments during the first 81 months thereof, with the balance payable at final maturity. In addition, we are required to prepay the Term Loan Facility with 50.0% of our annual excess cash flows, as defined, and the net cash proceeds from the sale of fixed assets, insurance recoveries, and the issuance of additional debt, except in certain situations. We pay interest at rates per annum equal to, at our option, either the reserve-adjusted LIBOR plus a margin of 2.50% or 1.50% (2.75% or 1.75% for European borrowings), plus the higher of (a) the prime rate of Deutsche Bank AG NY Branch and (b) the Federal Funds rate plus 0.50%. The Term Loan Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the fixed assets of our wholly-owned U.S. subsidiaries and a second priority interest in the current assets and substantially all other tangible and intangible assets of our wholly-owned subsidiaries. All obligations of the European borrowers are secured by the assets of our German holding company and its wholly-owned subsidiaries (other than our Belgian subsidiaries and other subsidiaries which are prohibited by local law from providing such security interests).

Senior Unsecured Facility

The Senior Unsecured Facility is a one-year facility bearing interest at LIBOR plus an applicable margin. Borrowings under the Senior Unsecured Facility will be secondarily guaranteed by our wholly-owned U.S. subsidiaries. It is anticipated that prior to its maturity, the Senior Unsecured Facility will be repaid with the proceeds from an offering of senior notes.

The terms of the ABL Facility, Term Loan Facility and the Senior Unsecured Facility will significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;
•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	enter into sale/leaseback transactions;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’, as defined, ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of its assets; and

•	enter into transactions with affiliates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and pounds in millions, except per share and per pound data)

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

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

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	our success in (and the costs of) integrating acquired businesses into Aleris;

•	our ability to successfully implement our business strategy;

•	the cyclical nature of the metals industry, our end-use segments and our customers’ industries;

•	the ability to retain the services of certain members of our management;

•	our ability to continue to generate positive operating results;

•	our ability to maintain effective internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	increases in the costs of raw materials and energy;

•	our ability to effectively manage our exposure to commodity price fluctuations and changes in the pricing of metals;

•	the loss of order volumes from any of our largest customers;

•	our ability to generate sufficient cash flows to fund our capital expenditure requirements;

•	our ability to meet the substantial capital investments required by our business;

•	competitor pricing activity, competition from alternative materials to aluminum and the general impact of competition;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	risks of investing in and conducting operations in international countries, including political, social, economic, currency and regulatory factors;

•	the effect of current and future environmental and governmental regulations;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	changes in our goodwill or asset values;

•	our substantial leverage and debt service obligations;

•	covenant restrictions under our indebtedness;

•	the rate of automobile production and a continuation of the increasing use of aluminum in automobiles;

•	the state of international, national, regional and local economies;

•	competition for and the increase in our costs for scrap metal and the affect on our sales margins;

•	changes in and customer acceptance of new processes and technologies;

•	our ability to obtain additional financing on acceptable terms when necessary;

•	unexpected higher costs related to our pension and postretirement health benefit plans;

•	inflation;

•	future levels of capacity utilization at our plants; and

•	the impact terrorist activities may have on the economy and our businesses in general.

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

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in Part II, Item 1.A – “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We completed the acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”) on August 1, 2006 for a cash purchase price of €695.5 (approximately $886.7), subject to adjustment based on the finalization of the working capital delivered. The acquisition included Corus Group plc’s (“Corus’s”) aluminum rolling and extrusions businesses but did not include Corus’s primary aluminum smelters. Corus Aluminum generated revenues of approximately $1,850.0 in 2005. In connection with the acquisition, we have also refinanced substantially all of our existing indebtedness, and entered into a $750.0 asset backed lending facility, a $650.0 term loan facility and a temporary senior unsecured credit facility. As a result of this refinancing, we anticipate incurring charges of $53.5 related to the prepayment premiums associated with our existing senior notes and the write-off of existing deferred financing costs and debt discounts. We also expect to incur fees and expenses associated with the acquisition and refinancing of approximately $40.0, of which $38.2 were paid concurrent with the refinancing. See the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for additional information regarding the new credit facilities.

With the acquisition of Corus Aluminum, we are a global leader in aluminum rolled products and extrusions, aluminum recycling and specification alloy production. We are also a recycler of zinc and a leading U.S. manufacturer of zinc metal and value-added zinc products that include zinc oxide and zinc dust. We generate substantially all of our revenues from the manufacture and sale of these products.

Our present operating structure is aligned with these product offerings and includes the following reportable operating segments: rolled products, aluminum recycling, international and zinc. In connection with the integration of Corus Aluminum, we intend to operate our business based on global business segments and expect to report on that basis in future periods. Segment performance is measured utilizing segment income which is defined as gross profits less plant and business specific selling, general and administrative expense. Corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and other charges, interest expense, interest and other income and provisions for income taxes are not allocated to individual segments.

Improved operating results for the three and six months ended June 30, 2006 as compared to the prior year period resulted from the 2005 acquisitions of ALSCO Holdings, Inc. (“ALSCO”), Alumitech, Inc. (“Alumitech”), Tomra Latasa Reciclagem (“Tomra Latasa”), and certain assets of Ormet Corporation (“Ormet”) as well as from rising primary metal prices. The acquired businesses contributed revenues of $172.2 and $321.0 and segment income of $27.8 and $39.6 in the three and six months ended June 30, 2006, respectively. As primary metal prices have risen, our selling prices and segment income have increased. This was particularly evident in the zinc segment where segment income increased from the prior year by $14.4, or 300%, and $24.2, or 240%, for the three and six months ended June 30, respectively. Rolled products’ segment income increased $14.1 in the second quarter of 2006 and $7.0 in the first six months of 2006 compared to the comparable periods of 2005 as the impact of the businesses acquired in 2005, the closure of our Carson, California rolling mill, widening scrap spreads, the FIFO benefit of rising primary aluminum prices and productivity and acquisition synergies more than offset lower volumes, lower rolling margins, and higher energy and incentive compensation expenses.

We have continued to focus on achieving synergies from Commonwealth and companywide productivity initiatives as well as the 2005 acquisitions. During the three and six months ended June 30, 2006, we realized cost reductions of approximately $26.6 and $42.6, respectively.

The following table presents key financial and operating data on a consolidated basis for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30			For the six months ended June 30
	2006	2005	Percent change	2006	2005	Percent change
Revenues	$1,012.8	$603.6	68%	$1,860.4	$1,248.6	49%
Cost of sales	898.8	542.1	66	1,659.3	1,114.9	49

Gross profit	114.0	61.5	85	201.1	133.7	50
Gross profit as a percentage of revenues	11.3%	10.2%	1.1	10.8%	10.7%	0.1
Selling, general and administrative expense	29.7	20.2	47	56.5	42.8	32
Restructuring and other (credits) charges	(0.3)	1.0	*	(0.3)	3.8	*
Unrealized (gains) losses on derivative financial instruments	(18.0)	9.5	*	(17.2)	13.1	*

Operating income	102.6	30.8	233	162.1	74.0	119

Interest expense	13.7	9.9	38	27.7	20.3	36

Interest and other expense (income), net	0.4	(0.6)	*	0.7	(0.9)	*
Equity in net loss of affiliates	—	0.1	*	—	0.2	*

Income before provision for income taxes and minority interests	88.5	21.4	314	133.7	54.4	146
Provision for income taxes	32.9	2.4	*	49.7	6.2	*

Income before minority interests	55.6	19.0	193	84.0	48.2	74
Minority interests, net of provision for income taxes	0.2	0.1	100	0.4	0.2	100

Net income	$55.4	$18.9	193%	$83.6	$48.0	74%

Earnings per share:
Basic	$1.79	$0.62		$2.71	$1.58
Diluted	$1.75	$0.60		$2.64	$1.54
Total Segment Income	$101.8	$55.0		$177.4	$118.5
Corporate general and administrative expenses	(19.2)	(13.9)		(34.6)	(28.0)
Restructuring and other credits (charges)	0.3	(1.0)		0.3	(3.8)
Interest expense	(13.7)	(9.9)		(27.7)	(20.3)
Unrealized gains (losses) from derivative financial instruments	18.0	(9.5)		17.2	(13.1)
Unallocated interest and other income, net	1.3	0.7		1.1	1.1

Income before provision for income taxes and minority interests	$88.5	$21.4		$133.7	$54.4

Total recycling pounds processed	880.9	837.9	5%	1,754.9	1,669.9	5%
Total percentage tolled	52%	50%	2%	53%	50%	3%
Total pounds shipped, rolled products	290.6	238.5	22%	565.5	497.7	14%

*	Calculation not meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues and Production

The following tables show revenues by segment, production data for our rolled products segment, processing data for our recycling segments and the percentage changes from the prior year’s period:

	For the three months ended June 30		Percent change
	2006	2005
Revenues:
Rolled products	$477.8	$322.1	48%
Aluminum recycling	200.9	129.9	55
International	188.1	101.0	86
Zinc	151.7	59.9	153
Intersegment revenues	(5.7)	(9.3)	39

Consolidated revenues	$1,012.8	$603.6	68%

Pounds produced/processed:
Rolled products pounds produced	291.0	235.8	23%

Aluminum recycling pounds processed	523.6	509.8	3%
International pounds processed	290.1	272.3	7
Zinc pounds processed	67.2	55.8	20

Total recycling pounds processed	880.9	837.9	5%

Percentage tolled:
Aluminum recycling	58%	51%	7%
International	54	56	(2)
Zinc	1	—	1
Total percentage tolled	52%	50%	2%

Consolidated revenues for the three months ended June 30, 2006 increased $409.2 as compared to the three months ended June 30, 2005. The acquired operations of ALSCO, Tomra Latasa, Alumitech and the acquired assets of Ormet accounted for an estimated $172.2 of this increase. Excluding the impact of the acquired businesses, rolled products revenues increased $37.2 in the second quarter of 2006 as compared to the second quarter of 2005 as the impact of rising primary aluminum prices and widening scrap spreads was only partially offset by lower shipment levels and rolling margins. The aluminum recycling segment’s revenues increased in the second quarter of 2006 as compared to the second quarter of 2005 as a result of the impact of the acquisitions of Alumitech and certain assets of Ormet as well as improved volumes and selling prices resulting from rising primary aluminum prices and higher tolling fees. Zinc revenues increased $91.8 in the second quarter of 2006 as compared to the second quarter of 2005 as the average London Metal Exchange (“LME”) zinc prices were approximately 158% higher in the second quarter of 2006 as compared to the second quarter of 2005.

Rolled products revenues

Rolled products’ revenues for the three months ended June 30, 2006 increased $155.7 as compared to the three months ended June 30, 2005. The increase in revenues resulted primarily from the fourth quarter 2005 acquisitions of ALSCO and certain of the assets acquired from Ormet, which generated revenues of $118.5 in the second quarter of 2006. Further, a 34% increase in the average price of primary aluminum in the second quarter of 2006 as compared to the second quarter of 2005 increased revenues by an estimated $76.6. These factors were partially offset by a 6% reduction in rolled product shipment levels, excluding the impact of the acquired businesses, which reduced revenues by approximately $32.7. In addition to the volume decrease, we experienced a 6% decrease in rolling margins in the second quarter of 2006, excluding the impact of the acquired businesses.

Aluminum recycling revenues

Revenues increased $71.0 in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 partly as a result of our acquisitions of Alumitech and certain assets of Ormet, which processed approximately 60.6 pounds and generated revenues of $18.6 in the second quarter of 2006. Pounds processed at our other recycling facilities decreased as a result of shifting management responsibility for certain recycling facilities to the rolled products segment beginning in

2006. Management estimates that the aluminum recycling segment’s revenues would have been lower by approximately $6.0 in the three months ended June 30, 2005 as a result of this change. Segment revenues for the three months ended June 30, 2005 have not been restated. Exclusive of this change and the impact of the acquired businesses, production volumes increased by 6% in the second quarter of 2006 compared to the second quarter of 2005. This increased production coupled with higher selling prices per pound as a result of rising metal prices and higher toll fees increased revenues by approximately $71.0 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

International revenues

Segment revenues increased $87.1 in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due in part to the acquisition of Tomra Latasa, which generated revenues of $35.1 in the second quarter of 2006. In addition, revenues from our German recycling operations increased $46.3 in the second quarter of 2006 as compared to the second quarter of 2005 as average selling prices increased 36% due to the rising primary aluminum prices and volumes increased 13% due to higher demand from European automobile manufacturers and shipments from our Deizisau, Germany facility which began production in the first quarter of 2006.

Zinc revenues

Our zinc segment revenues increased 153% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 driven by an approximate 158% increase in the average LME price of zinc. Segment revenues also increased as a result of a 15% increase in pounds shipped in the second quarter of 2006 as compared to 2005 due to higher demand for zinc metal from steel galvanizers.

Segment income and gross profit

	For the three months ended June 30		Percent change
	2006	2005
Segment income:
Rolled products	$52.4	$38.3	37%
Aluminum recycling	22.5	8.7	159
International	7.7	3.2	141
Zinc	19.2	4.8	300

Total segment income	$101.8	$55.0	85%
Items not included in gross profit:
Segment selling, general and administrative expense	$10.5	$6.3	67%
Equity in loss of affiliates	—	0.1	*
Other expense	1.7	0.1	*

Gross profit	$114.0	$61.5	85%

*	Calculation not meaningful.

Rolled products segment income

Segment income for the three months ended June 30, 2006 increased $14.1 as compared to the three months ended June 30, 2005. This increase was primarily due to the acquisition of ALSCO and certain of the assets acquired from Ormet all of which produced an estimated $16.8 of segment income in the three months ended June 30, 2006. The closure of the Carson rolling mill in March 2006 and shifting production to our lower cost rolling mills in Richmond, Virginia and Uhrichsville, Ohio improved segment income by an estimated $2.6 in the second quarter of 2006. In addition, synergies from the Commonwealth acquisition and productivity benefits improved 2006 second quarter segment income by an estimated $4.1 as compared to the second quarter of 2005. Material margins, excluding the impact of the acquired businesses, increased by $6.0 as widening scrap spreads and the favorable FIFO impact of rising primary aluminum prices more than offset the decline in rolling margins. These increases were partially offset by lower shipment levels, excluding the impact of the acquired businesses, which decreased segment income by an estimated $5.9, and higher freight, energy and personnel costs of $10.8.

Aluminum recycling segment income

Segment income for the three months ended June 30, 2006 increased by $13.8, or 159%, from the prior year primarily due to productivity initiatives which resulted in a $7.1 increase in segment income in 2006. In addition, the acquired businesses of Alumitech and certain of the acquired assets of Ormet contributed approximately $5.2 of segment income in the second quarter of 2006. Widening scrap spreads and increased volumes increased segment income by $4.9 while higher personnel and other manufacturing costs decreased segment income by $6.1 in the three months ended June 30, 2006 as compared to the comparable period of 2005. Segment income in the three months ended June 30, 2005, which has not been restated, included $0.6 related to the recycling facilities which are now accounted for as part of the rolled products segment.

International segment income

Segment income for our international segment increased $4.5 in the three months ended June 30, 2006 as compared to the same period in the prior year. This increase was primarily due to the acquisition of Tomra Latasa.

Zinc segment income

Zinc segment income quadrupled for the three months ended June 30, 2006 as compared to the same period in 2005. The increase was attributable to the rising average LME zinc price and increased volumes. Our zinc segment prices its product at a premium to the prevailing LME price and, as LME prices rise, our zinc operations benefit.

Other expense and income items

	For the three months ended June 30		Percent change
	2006	2005
Selling, general and administrative expense	$29.7	$20.2	47%
Restructuring and other charges	(0.3)	1.0	*
Unrealized (gains) losses on derivative financial instruments	(18.0)	9.5	*
Interest expense	13.7	9.9	38

*	Calculation not meaningful.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $9.5, or 47%, in the second quarter of 2006 as compared to the second quarter of 2005. As a percentage of revenues, SG&A decreased from 3.3% in the second quarter of 2005 to 2.9% during the comparable 2006 period due partially to the increasing selling prices resulting from the rising LME prices of aluminum and zinc. The increase in SG&A expense resulted partly from the acquisitions made in 2005. Also impacting SG&A expense was higher incentive compensation and stock-based compensation expense.

Restructuring and other (credits) charges

We revised our estimate of employee severance and benefit costs related to the closure of our Carson, California rolling mill in the second quarter of 2006 and, as a result, reduced restructuring and other charges by $0.3. During the second quarter of 2005, we recorded $0.8 of lease termination costs and asset impairments resulting from the closure of a portion of our former headquarters in Irving, Texas. In addition, we incurred $0.2 of employee relocation benefits related to our restructuring and integration plans resulting from the acquisition of Commonwealth.

Unrealized gains (losses) on derivative financial instruments

Unrealized gains and losses on derivative financial instruments represent the change in the fair value of derivative financial instruments that do not qualify for deferral of gains and losses under the provisions of SFAS No. 133, as amended. During the second quarter, we entered into two currency option contracts with notional amounts totaling €275.0 to fix a portion of the Euro denominated purchase price of Corus Aluminum that was funded through U.S. Dollar borrowings. As of June 30, 2006, these derivative financial instruments had a fair value of $12.5, which has been included in unrealized gains (losses) on derivative financial instruments in the consolidated statement of income for the three months ended June 30, 2006. The option contracts settled in August 2006 and we realized gains of approximately $9.8 while reversing the previously recorded unrealized gains. In addition, we recorded unrealized gains of $5.5 during the second quarter of 2006 related to aluminum hedges that do not meet SFAS No. 133’s requirements for deferral or offset of unrealized gains and losses.

Interest expense

Interest expense in the second quarter of 2006 increased $3.8, or 38%, from the second quarter of 2005. The increase resulted from higher levels of debt outstanding as a result of our 2005 acquisitions as well as higher average interest rates.

Provision for income taxes

Our effective tax rate was 36.9% and 9.8% for the three months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three months ended June 30, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction that was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the three months ended June 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

At June 30, 2006 and December 31, 2005, we had valuation allowances totaling approximately $30.5 and $30.7, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues and Production

The following tables show revenues by segment, production data for our rolled products segment, processing data for our recycling segments and the percentage changes from the prior year’s period:

	For the six months ended June 30		Percent change
	2006	2005
Revenues:
Rolled products	$890.3	$672.3	32%
Aluminum recycling	379.8	274.4	38
International	354.8	203.6	74
Zinc	248.6	114.9	116
Intersegment revenues	(13.1)	(16.6)	21

Consolidated revenues	$1,860.4	$1,248.6	49%

Pounds produced/processed:
Rolled products pounds produced	575.3	499.3	15%

Aluminum recycling pounds processed	1,025.8	1,017.9	1%
International pounds processed	604.6	539.1	12
Zinc pounds processed	124.5	112.9	10

Total recycling pounds processed	1,754.9	1,669.9	5%

Percentage tolled:
Aluminum recycling	58%	52%	6%
International	55	57	(2)
Zinc	1	1	—
Total percentage tolled	53%	50%	3%

Consolidated revenues for the six months ended June 30, 2006 increased $611.8 as compared to the six months ended June 30, 2005. The acquired operations of ALSCO, Tomra Latasa, Alumitech, and the acquired assets of Ormet accounted for an estimated $321.0 of this increase. Excluding the impact of the acquired businesses, the rolled products segment’s revenues decreased slightly in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as lower shipment levels and rolling margins were only partially offset by the impact of the rising primary price of aluminum. The aluminum recycling segment’s revenues increased in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as a result of the impact of the acquisitions of Alumitech and certain assets of Ormet as well as improved volumes and selling prices which were driven partly by the rising primary price of aluminum as well as higher tolling fees. Zinc revenues increased $133.7 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as average LME zinc selling prices were approximately 114% higher in the first half of 2006 as compared to the first half of 2005.

Rolled products revenues

Rolled products’ revenues for the six months ended June 30, 2006 increased $218.0 as compared to the six months ended June 30, 2005. The increase in revenues primarily resulted from the fourth quarter 2005 acquisition of ALSCO and certain of the assets acquired from Ormet, which contributed revenues of $222.0. Further, a 28% increase in the average price of primary aluminum in the first half of 2006 as compared to the first half of 2005 increased revenues by an estimated $127.4. These factors were partially offset by a 12% reduction in rolled product shipment levels, excluding the impact of the acquired businesses, which reduced revenues by approximately $119.7. In addition to the volume decrease, we experienced a 5% decrease in rolling margins in the first half of 2006 compared to the unusually strong rolling margins realized in the first half of 2005.

Aluminum recycling revenues

Revenues increased $105.4 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 partially as a result of our acquisitions of Alumitech and certain assets of Ormet, which processed approximately 121.7 pounds and contributed revenues of $34.5 in the first half of 2006. Pounds processed at our other recycling facilities decreased as a result of shifting management responsibility for certain recycling facilities to the rolled products segment beginning in 2006. Segment revenues for the six months ended June 30, 2005 have not been restated. Management estimates the aluminum recycling segment’s revenues would have been lower by approximately $11.8 in the six months ended June 30, 2005 as a result of this change. Excluding this change, production volumes increased by 7% in the first half of 2006 compared to the first half of 2005. This increased production, coupled with higher selling prices per pound as a result of rising metal prices and higher toll fees, increased revenues by approximately $99.6 from the six months ended June 30, 2005 to the six months ended June 30, 2006.

International revenues

Segment revenues increased $151.2 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due partly to the acquisition of Tomra Latasa in August 2005, which generated revenues of $64.5 in the first half of 2006. In addition, revenues from our German recycling operations increased $76.9 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as higher average selling prices and volumes, driven by the start-up of production at our Deizisau, Germany recycling facility, increased revenues by approximately $60.2 and $28.3, respectively, while the strengthening of the U.S. Dollar against the Euro reduced revenues by approximately $10.8.

Zinc revenues

Our zinc segment revenues increased 116% in the second quarter of 2006 compared to the first quarter of 2005 driven by an approximate 114% increase in the average LME price of zinc and a 13% increase in pounds shipped.

Segment income and gross profit

	For the six months ended June 30		Percent change
	2006	2005
Segment income:
Rolled products	$94.8	$87.8	8%
Aluminum recycling	38.2	12.9	196
International	10.1	7.7	31
Zinc	34.3	10.1	240

Total segment income	$177.4	$118.5	50%
Items not included in gross profit:
Segment selling, general and administrative expense	$21.9	$14.8	48%
Equity in loss of affiliates	—	0.2	*
Other income	1.8	0.2	*

Gross profit	$201.1	$133.7	50%

*	Calculation not meaningful.

Rolled products segment income

Segment income for the six months ended June 30, 2006 increased $7.0 as compared to the six months ended June 30, 2005. The increase was primarily due to the ALSCO acquisition and the impact of certain of the assets acquired from Ormet all of which produced an estimated $23.1 of segment income in the six months ended June 30, 2006. The closure of the Carson rolling mill in March 2006 and shifting of production to our lower cost rolling mills in Richmond, Virginia and Uhrichsville, Ohio improved segment income by an estimated $3.6 in the six months ended June 30, 2006. Material margins, excluding the impact of the acquired businesses, increased $13.3 in the first six months of 2006 as compared to 2005 with widening scrap spreads and the favorable FIFO impact of rising primary aluminum prices more than offsetting the decline in rolling margin. In addition, synergies from the Commonwealth acquisition and productivity benefits improved segment income by an estimated $11.5 in the first six months of 2006 as compared to 2005. These increases were partially offset by lower shipment levels, excluding the impact of ALSCO and certain assets of Ormet, which decreased segment income by an estimated $25.0, and higher freight, energy costs and personnel costs of $17.0.

Aluminum recycling segment income

Segment income for the six months ended June 30, 2006 increased by $25.3, or 196%, from the prior year partly due to the acquisitions of Alumitech and certain assets of Ormet, which contributed segment income of $7.8 in 2006. In addition, increased volumes and widening scrap spreads increased segment income by $9.9 while productivity initiatives and reduced metal procurement costs increased segment income by $10.2 in 2006 as compared to 2005. Higher personnel and other manufacturing costs reduced segment income by $5.4 in the six months ended June 30, 2006 as compared to 2005. Segment income in the three months ended June 30, 2005, which has not been restated, included $1.1 related to the recycling facilities which are now accounted for as part of the rolled products segment.

International segment income

Segment income for our international segment increased $2.4 for the six months ended June 30, 2006 compared to the same period in the prior year. This increase was primarily the result of segment income contributed by the acquired business of Tomra Latasa partially offset by a reduction in our German recycling operation’s gross margin as increased revenues were offset by the higher cost of scrap aluminum due to increased demand for scrap from China, higher energy costs and additional operating costs associated with the start-up of the Deizisau facility.

Zinc segment income

Zinc segment income increased 240% for the six months ended June 30, 2006 compared to the same period in 2005. The increase was due to the rising LME zinc price and higher shipment levels in 2006.

Other expense and income items

	For the six months ended June 30		Percent change
	2006	2005
Selling, general and administrative expense	$56.5	$42.8	32%
Restructuring and other (credits) charges	(0.3)	3.8	*
Unrealized (gains) losses on derivative financial instruments	(17.2)	13.1	*
Interest expense	27.7	20.3	36

*	Calculation not meaningful.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $13.7, or 32%, in the first half of 2006 compared to the first half of 2005 primarily as a result of the acquisitions made in 2005. As a percentage of revenues, SG&A decreased from 3.4% in the first half of 2005 to 3.0% during the comparable 2006 period due partly to the increasing selling prices resulting from the rising LME prices of aluminum and zinc. Also impacting SG&A expense was higher incentive compensation and stock-based compensation expense.

Restructuring and other (credits) charges

We revised our estimate for employee severance and benefit costs related to the closure of our Carson, California rolling mill in the second quarter of 2006 and, as a result, reduced restructuring and other charges by $0.3. During the first half of 2005 we recorded $0.8 of lease termination costs and asset impairments resulting from the closure of a portion of our former headquarters in Irving, Texas. In addition, we incurred $1.6 of employee relocation benefits related to our restructuring and integration plans resulting from the acquisition of Commonwealth, a charge of $0.6 related to the resignation of the former president of our aluminum recycling business and a $0.8 asset impairment charge related to idled equipment at our Wendover, Utah recycling facility.

Unrealized gains (losses) on derivative financial instruments

Unrealized gains and losses on derivative financial instruments represent the change in the fair value of derivative financial instruments that do not qualify for deferral of gains and losses under the provisions of SFAS No. 133, as amended. During the second quarter, we entered into two currency option contracts with notional amounts totaling €275.0 to fix a portion of the Euro denominated purchase price of Corus Aluminum. As of June 30, 2006, these derivative financial instruments had a fair value of $12.5, which has been included in unrealized gains (losses) on derivative financial instruments in the consolidated statement of income for the six months ended June 30, 2006. The option contracts settled in August 2006 and we realized gains of approximately $9.8 while reversing the previously recorded unrealized gains. In addition, we recorded unrealized gains of $4.7 during the first half of 2006 related to aluminum hedges that do not meet SFAS No. 133’s requirements for deferral or offset of unrealized gains and losses.

Interest expense

Interest expense in the first half of 2006 increased $7.4, or 36%, from the first half of 2005. The increase resulted from higher levels of debt outstanding as a result of our 2005 acquisitions as well as higher average interest rates.

Provision for income taxes

Our effective tax rate was 36.9% and 10.8% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the six months ended June 30, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction that was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the six months ended June 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Debt Refinancing

In conjunction with the acquisition of Corus Aluminum, we entered into a $750.0 asset backed lending credit facility (“ABL Facility”), a $650.0 term loan facility (“Term Loan Facility”) and a temporary senior unsecured facility (“Senior Unsecured Facility”). Amounts drawn on these facilities include approximately $470.3 on the ABL Facility, $650.0 on the Term Loan Facility and $505.0 on the Senior Unsecured Facility. In addition to funding the purchase price of the Corus Aluminum acquisition, we used the proceeds from these facilities to refinance substantially all of our existing indebtedness and pay fees and expenses associated with the acquisition and refinancing. Amounts outstanding under our existing senior credit facility were repaid and that agreement was terminated on August 1, 2006. We also completed a tender offer to redeem substantially all of the outstanding 10 3/8% senior secured notes and 9% senior notes and repaid all of the amounts outstanding under our German recycling operation’s credit facilities and $59.0 of Corus Aluminum’s outstanding indebtedness. We anticipate incurring charges during the third quarter of 2006 of $37.1 related to prepayment premiums associated with the 10 3/8% senior secured notes and 9% senior notes and $16.4 related to the write-off of existing debt issuance costs and discounts.

ABL Facility

The ABL Facility is a $750.0, five-year revolving credit facility which permits borrowings of up to $690.0 million by our U.S. and European subsidiaries and $60.0 by our Canadian subsidiaries. We pay interest at rates per annum equal to, at our option, either LIBOR plus a margin ranging from 1.25% to 2.00% as determined based on levels of borrowing availability which is reset each quarter, or the prime rate of Deutsche Bank AG NY Branch plus a margin ranging from 0.25% to 1.00% as determined based on levels of borrowing availability which is reset each quarter. The ABL Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the current assets and a second priority interest in substantially all other tangible and intangible assets, all of the assets of the

Canadian borrowers and the accounts receivable of the European borrowers. Advances under the ABL Facility are subject to domestic and appropriate Canadian and European borrowing base calculations. The borrowing base is comprised of eligible accounts receivable and inventory of those entities.

In addition, any time excess availability under the ABL Facility is less than the greater of (a) $65.0 or (b) 10% of the borrowing base, the ABL Facility has a minimum fixed charge coverage ratio requirement of 1.10 to 1.00.

Term Loan Facility

The Term Loan Facility is a $650.0, seven-year facility and includes $450.0 of U.S. borrowings and $200.0 of European borrowings. The Term Loan Facility is payable at a rate of 1.00% per annum in equal quarterly installments during the first 81 months thereof, with the balance payable at final maturity. In addition, we are required to prepay the Term Loan Facility with 50.0% of our annual excess cash flows and the net cash proceeds from the sale of fixed assets, insurance recoveries, and the issuance of additional debt, except in certain situations. We pay interest at rates per annum equal to, at our option, either the reserve-adjusted LIBOR plus a margin of 2.50% or 1.50% (2.75% or 1.75% for European borrowings), plus the higher of (a) the prime rate of Deutsche Bank AG NY Branch and (b) the Federal Funds rate plus 0.50%. The Term Loan Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the fixed assets of our wholly-owned U.S. subsidiaries and a second priority interest in the current assets and substantially all other tangible and intangible assets of our wholly-owned subsidiaries. All obligations of the European borrowers are secured by the assets of our German holding company and its wholly-owned subsidiaries (other than our Belgian subsidiaries and other subsidiaries which are prohibited by local law from providing such security interests).

Senior Unsecured Facility

The Senior Unsecured Facility is a one-year facility bearing interest at LIBOR plus an applicable margin. Borrowings under the Senior Unsecured Facility will be secondarily guaranteed by our wholly-owned U.S. subsidiaries. It is anticipated that prior to its maturity, the Senior Unsecured Facility will be repaid with the proceeds from an offering of senior notes.

The terms of the ABL Facility, Term Loan Facility and the Senior Unsecured Facility will significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•	make investments;

•	sell assets, including the capital stock of subsidiaries;

•	enter into sale/leaseback transactions;

•	create liens;

•	enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•	merge or consolidate or transfer all or substantially all of its assets; and

•	enter into transactions with affiliates.

We expect to finance our operations and capital expenditures from internally generated cash and amounts available under our ABL Credit Facility. We believe that our cash on hand and our anticipated internally generated funds will be sufficient to fund our current level of operational needs for at least the next twelve months.

Cash Flows from Operations

Cash flows generated from our operating activities were $66.6 in the six months ended June 30, 2006 and $63.4 in the six months ended June 30, 2005. Operating cash flows primarily reflect the Company’s strong operating performance in the first half of 2006. Negatively impacting operating cash flows were significantly higher accounts receivable balances primarily due to a $167.1 increase in revenues during the month of June 2006 as compared to December 2005. However, days sales outstanding have decreased from 43 days at December 31, 2005 to 39 days at June 30, 2006. The rising price of primary metals increased inventory values by $42.8 million while also contributing to the $159.6 increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect capital expenditures. During the six months ended June 30, 2006, cash used by investing activities was $26.8 compared to $16.4 in the comparable period of 2005. Capital expenditures in 2006 relate primarily to expansions at our rolling mills in Lewisport, Kentucky and Uhrichsville, Ohio.

Overall capital expenditures for 2006 are expected to be approximately $63.0, excluding the acquisition of Corus Aluminum.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $25.8 for the six months ended June 30, 2006, compared to $19.4 for the six months ended June 30, 2005. In the first half of 2006, $24.8 of cash was used to repay amounts borrowed on our amended and restated senior credit facility. Cash of $1.2 was received during the first half of 2006 from the exercise of 127,853 employee stock options.

As of June 30, 2006, $238.6 was outstanding under our amended and restated $425.0 senior credit facility. Under this facility, we are subject to a borrowing base limitation based on eligible domestic inventory and receivables. As of June 30, 2006, we estimate that our borrowing base would have supported borrowings of $425.0, the maximum amount available under the terms of the senior credit facility. After giving effect to the $238.6 of outstanding borrowings as well as outstanding letters of credit of $13.8, we had $172.6 available for borrowing as of June 30, 2006.

EBITDA

We report our financial results in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-GAAP financial measure that we believe provides investors and other users of our financial information with useful information. Management uses EBITDA as a performance metric and believes this measure provides additional information commonly used by our stockholders, noteholders and lenders with respect to the performance of our fundamental business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs.

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

Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
EBITDA	$117.8	$43.7	$192.5	$100.2
Interest expense	(13.7)	(9.9)	(27.7)	(20.3)
Interest income	0.4	0.4	0.6	0.6
Provision for income taxes	(32.9)	(2.4)	(49.7)	(6.2)
Depreciation and amortization	(16.0)	(12.8)	(31.7)	(26.1)
Minority interest, net of provision for income taxes	(0.2)	(0.1)	(0.4)	(0.2)

Net income	$55.4	$18.9	$83.6	$48.0
Depreciation and amortization	16.0	12.8	31.7	26.2
Provision for (benefit from) deferred income taxes	7.6	(0.6)	13.0	(2.4)
Excess income tax benefits from exercise of stock options	(1.5)	—	(3.0)	—
Restructuring and other (credits) charges:
(Credits) charges	(0.3)	1.0	(0.3)	3.8
Payments	(3.4)	(2.0)	(3.7)	(2.6)
Stock-based compensation expense	2.7	0.8	4.5	1.5
Equity in earnings of affiliates	—	0.1	—	0.2
Unrealized (gains) losses on derivative financial instruments	(18.0)	9.5	(17.2)	13.1
Other non-cash charges	2.3	1.3	3.7	2.5
Net change in working capital	(30.6)	8.7	(45.7)	(26.9)

Cash provided by operating activities	$30.2	$50.5	$66.6	$63.4

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

A summary of our significant accounting policies and estimates is included in ITEM 7.– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change to our critical accounting policies or estimates during the three months ended June 30, 2006.

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

We elected to adopt the modified prospective transition method of SFAS No. 123(R). Under this method, stock-based compensation expense beginning as of January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated under the provisions of SFAS No. 123 and previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148. Compensation expense also includes the grant-date fair value for all stock-based compensation awards granted subsequent to December 31, 2005 estimated in accordance with SFAS No. 123(R). In addition, all remaining unamortized stock-based compensation expense previously included as a separate component of stockholders’ equity was reversed against additional paid-in-capital on January 1, 2006.

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests and net income decreased by $0.7 and $0.4, respectively, for the three months ended June 30, 2006 and $1.4 and $0.9, respectively, for the six months ended June 30, 2006. Basic and diluted earnings per share decreased by $.01 and $.03, respectively, for the three and six months ended June 30, 2006. Total stock-based compensation expense for the three and six months ended June 30, 2006, which is included in cash flows from operating activities in the consolidated statement of cash flows, was $2.7 and $4.5, respectively, and included $1.8 and $2.8, respectively, related to non-vested shares and share units, the accounting for which was not impacted by SFAS No. 123(R). Total stock-based compensation expense for the three and six months ended June 30, 2005, which is included in cash flows from operating activities in the consolidated statement of cash flows, was $0.7 and $1.5, respectively. In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. For the six months ended June 30, 2006, $3.0 of excess tax benefits were reported as cash flows from financing activities. At June 30, 2006, unamortized compensation expense related to those stock options and non-vested shares and share units expected to vest totaled $15.2 and will be recognized over a weighted average period of 2.2 years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.

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

COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our aluminum recycling and zinc segments, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment under SFAS No. 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive (loss) income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our rolled products and international segments have not met the requirements for the election to defer or offset unrealized gains and losses under SFAS No. 133, resulting in immediate recognition of the unrealized gains and losses in the income statement. The unrealized gains and losses recognized in the income statement are not included in management’s determination of segment profit and loss.

Aluminum Hedging

The rolled products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. However, unlike the aluminum recycling and zinc segments, the cash flow hedges entered into by the rolled products segment do not meet the required effectiveness criteria established in SFAS No. 133 for deferral of gains and losses. As a result, all cash flow hedges entered into by the rolled products segment are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the statement of income.

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

Rolled products’ segment income included realized losses of $9.7 and $1.4 in the three months ended June 30, 2006 and 2005, respectively, and realized (losses) gains of $(9.2) and $4.1 in the six months ended June 30, 2006 and 2005, respectively, related to settled metal hedging contracts.

The aluminum recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments. At June 30, 2006, the aluminum recycling segment’s outstanding aluminum hedges were not material.

For the three months ended June 30, 2006 and 2005, the aluminum recycling segment’s income included realized (losses) gains of $(0.6) and $0.1, respectively, and realized losses of $0.8 and $0.8 in the six months ended June 30, 2006 and 2005, respectively, related to settled metal hedging contracts.

Our German recycling operations also enters into LME high-grade and specification alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. The functional currency of our German recycling operations is the Euro; however, certain of the derivatives utilized in hedging the market risk of changing prices of aluminum purchases and sales at VAW-IMCO facilities are based in U.S. Dollars. This results in currency risk in addition to the risk of changing aluminum prices.

The unrealized gains and losses on our German subsidiary’s derivative contracts do not qualify for deferred treatment under SFAS No. 133. As a result, these derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the statement of income.

Realized gains (losses) of $1.2 and $0.3 were included in the international segment’s income for the three months ended June 30, 2006 and 2005, respectively, and $(2.3) and $0.9 for the six months ended June 30, 2006 and 2005, respectively.

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

For the three months ended June 30, 2006 and 2005, the zinc segment’s income included realized (losses) gains of $(1.8) and $0.5, respectively, and realized losses of $1.5 and $0.5 in the six months ended June 30, 2006 and 2005, respectively, related to settled metal hedging contracts

Natural Gas Hedging

Natural gas is the principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in cost of sales in the same period as the underlying gas purchases. Gains on the settlement of these contracts totaled $0.2 and $2.0 for the three months ended June 30, 2006 and 2005, respectively, and $2.9 and $3.2, respectively, for the six months ended June 30, 2006 and 2005 and were included within cost of sales.

FINANCIAL RISK

Interest Rates

We have historically funded our operations from our existing credit facilities. After the refinancing discussed above, substantially all of our indebtedness bears interest at variable rates. As a result, we may elect to enter into derivative financial instruments, such as interest rate swaps, to mitigate our exposure to fluctuations in these rates.

Currency

We are increasingly subject to exposure from fluctuations in currencies. When we consider it appropriate, we will utilize currency exchange contracts to hedge the variability in cash flows from forecasted payment or receipts of currencies. During the second quarter of 2006, we entered into option contracts to fix approximately €275.0 of the purchase price to be paid to acquire Corus Aluminum. As that purchase price was denominated in Euros, we were exposed to fluctuations in the U.S. Dollar-Euro exchange rate. We entered into these hedges to mitigate that risk for the portion of the purchase price expected to be funded in U.S. Dollars. At June 30, 2006, these derivative financial instruments had a fair value of $12.5, which was recorded as an unrealized gain from derivative financial instruments in the consolidated statement of income. As these hedges matured in the third quarter, the previously recorded unrealized gains were reversed and realized gains totaling $9.8 were recorded within other income in the consolidated statement of income.

FAIR VALUES

The following table shows the fair values of outstanding derivative contracts at June 30, 2006:

Derivative	Amounts hedged	Maturity dates	Fair value	Deferred gain (loss), net
Aluminum purchase contracts	75.8 MT	2006	$55.5	$—
Aluminum cash flow hedge sales contracts	(60.9) MT	2006	(65.1)	—
Aluminum fair value hedge sales contracts	(55.0) MT	2006	4.4	—
Zinc purchase contracts	5.3 MT	2006-2007	1.4	0.8
Zinc sales contracts	(0.4) MT	2006	—	—
Natural gas	3.9 MMBTU	2006-2007	5.2	3.9
Currency option contracts	€275.0	August 2006	12.5	—

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of June 30, 2006, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of June 30, 2006.

During the first quarter of 2006, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2005 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Tomra Latasa, ALSCO, certain operations of Ormet and Alumitech, all of which were acquired during the year ended December 31, 2005, from the scope of its assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004).

Changes in Internal Control over Financial Reporting

There have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The operations of Aleris, Corus Aluminum and the 2005 Acquisitions may not be integrated successfully.

The integration of the operations of the former downstream aluminum businesses of Corus Group plc (“Corus Aluminum”) involves consolidating products, operations and administrative functions of two companies that previously operated separately.

Achieving the anticipated benefits of the combination of Aleris and Corus Aluminum will depend in part upon our ability to integrate the two businesses in an efficient and effective manner. The integration of two businesses that have previously operated separately faces significant challenges, and we may be unable to accomplish the integration successfully. In addition, we will need to continue integrating the acquisitions of ALSCO Holdings, Inc., Alumitech, Inc., Tomra Latasa Reciclagem, and certain assets of Ormet Corporation (the “2005 Acquisitions”).

In particular, specifically with respect to Corus Aluminum, the need to coordinate geographically dispersed organizations and address possible differences in corporate cultures and management philosophies may increase the difficulties of integration. Additionally, we may incur substantial expense in our efforts to integrate the information technology systems of Aleris, Corus Aluminum and the 2005 Acquisitions, and these efforts may not prove successful. The integration of Aleris, Corus Aluminum and the 2005 Acquisitions may take longer than planned and may be subject to unanticipated difficulties and expenses. The integration of these acquisitions will require the dedication of significant management resources and may temporarily distract management’s attention from the day-to-day businesses of our company. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. We may lose key personnel from the acquired organizations and employees in the acquired organizations may be resistant to change and may not adapt well to our corporate structure. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel.

Any inability of management to integrate the operations of Corus Aluminum and the 2005 Acquisitions with Aleris successfully could result in us not achieving the projected efficiencies, cost savings and synergies of these transactions and could adversely affect our businesses and financial condition.

If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

Our future financial performance and success depend in large part on our ability to implement our business strategy successfully. We cannot assure you that we will be able to implement our business strategy successfully or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to achieve all of the operating synergies targeted through focused integration of acquisitions, focused productivity improvements and capacity optimization, further enhancements of our business and product mix, expansion in selected international regions, opportunistic pursuit of accretive acquisitions and management of key commodity exposures.

Furthermore, we cannot assure you that we will be successful in our growth efforts or that we will be able to effectively manage expanded or acquired operations. Our ability to achieve our expansion and acquisition objectives and to effectively manage our growth depends on a number of factors, including:

•	our ability to introduce new products and end-use applications;

•	our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

•	our ability to integrate new businesses into our operations; and

•	the availability of capital on acceptable terms.

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or the increase of operating costs. Any failure to implement our business strategy successfully could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to under-perform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition and results of operations. Economic downturns in regional and global economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly ameliorate cyclical downturns.

Changes in the market price of aluminum and zinc impact the selling prices of our products. Market prices of aluminum and zinc are dependent upon supply and demand and a variety of factors over which we have minimal or no control, including:

•	regional and global economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental and conservation regulations;

•	seasonal factors and weather; and

•	import and export restrictions.

The loss of certain members of our management may have an adverse effect on our operating results.

Our success will depend, in part, on the efforts of our senior management and other key employees, including certain members of Corus Aluminum’s senior management team. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be negatively affected. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

Prior to 2005, Aleris had substantial historical net losses, and any continuation of net losses in the future may reduce our ability to raise needed capital.

Aleris reported net losses for the years ended December 31, 2001, 2002, 2003 and 2004. Our ability to continue operations may become increasingly constrained if the trend begun in 2005 and continued in the first half of 2006 is reversed and we begin to incur net losses in the future.

If we sustain net losses in future periods, our ability to raise needed financing, or to do so on favorable terms, may be limited if losses are taken into account by the organizations that issue investment ratings on our indebtedness. Our debt ratings would continue to remain below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors would not purchase debt securities that are not rated in an investment grade rating category. Also, any rating assigned may not remain in effect for any given period of time and could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating could further increase the combined company’s borrowing costs.

We may encounter issues under the Sarbanes-Oxley Act of 2002 that require our management to provide a management report containing an assessment that our internal controls over financial reporting are ineffective.

We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and SEC rules, which require our management to assess the effectiveness of our internal control over financial reporting on an annual basis and to include in our Annual Report on Form 10-K management’s report on that assessment, together with an attestation by our independent registered public accounting firm. If there are any “material weaknesses” in internal control over financial reporting that are identified, then our management is not permitted to conclude in its report that our company’s internal control over financial reporting is effective. As defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

We require substantial amounts of raw materials and energy in our business, consisting principally of primary aluminum, aluminum and zinc scrap, zinc metals and natural gas. Any substantial increases in raw materials or energy costs could cause our operating costs to increase and negatively affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. LME primary aluminum metal prices declined 45% between 1988 and 2002 and rose 90% from December 2002 to June 2006. Metallics, primary aluminum metal, aluminum and zinc scrap and aluminum dross, represent the largest component of our costs of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. We meet our remaining requirements with purchased primary metals. We have limited control over the price or availability of these supplies in the future.

The availability and price of aluminum scrap depends on a number of factors outside our control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers. Increased regional and global demand for aluminum scrap can have the effect of increasing the prices that we pay for these raw materials thereby increasing our cost of sales. We often cannot adjust the selling prices for our products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the market value of the primary metals, our future financial condition and results of operations could be affected by higher costs and lower profitability. In addition, a significant decrease in the pricing spread between aluminum scrap and primary aluminum could make recycling less attractive compared to primary production, and thereby reduce customer demand for our recycling business.

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

Significant increases in the price of primary aluminum metal or aluminum scrap, if not offset by product price increases, would cause our cost of goods sold to significantly increase, negatively impacting our future financial condition and results of operations. To reduce our exposure at any time to the risk of changes in metal prices, we purchase metal for forward delivery and hedge with futures and options contracts.

We purchase LME futures and options contracts to reduce exposure to the risk of changes in metal prices. Despite the use of LME futures contracts, we remain exposed to the variability in prices of scrap metal. While scrap metal is priced in relation to prevailing LME prices, it is also priced at a premium or discount to LME metal prices (depending on the quality of the material supplied). This premium or discount is referred to in the industry as the “scrap spread” and fluctuates depending on market conditions. Further, our rolled products segment is exposed to variability in the market price of a transportation differential (“Midwest Premium” in the United States; “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver metal from the smelter to the manufacturing facility. This transportation differential also fluctuates in relation to market conditions. Our rolled products segment follows a pattern of increasing or decreasing its selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam.

The majority of our aluminum LME futures and options contracts have not met requisite accounting “effectiveness” tests in recent periods. As a result, unrealized gains and losses on the majority of our aluminum metal cash flow hedges must be reported in our consolidated results of operations rather than deferred in our consolidated balance sheet, while the unrealized gains and losses on our fair value aluminum hedges must be included in our consolidated results of operations with no offsetting changes in the value of the inventory being hedged. The inclusion of such metal hedging gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operating performance.

If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened.

Our business is exposed to risks related to customer concentration. In 2005, our ten largest customers were responsible for 24% of our consolidated revenues. No one customer accounted for more than 10% of our revenues in 2005. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and dedicated arrangements with customers where appropriate carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows.

We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

In recent periods prior to 2005, we have not generated sufficient cash flows from operations to fund our capital expenditure requirements. Our operations may not be able to generate sufficient cash flows to service our indebtedness, fund our capital expenditures or provide the ability to raise needed financing on terms favorable to us. If we are not able to reduce our high leverage through the generation of cash flows from our business, we would have to do one or more of the following:

•	raise additional capital through debt or equity issuances or both;

•	cancel or scale back current and future business initiatives; and

•	sell businesses or properties.

We may be unable to raise additional capital on favorable terms or at all. In addition, any failure to pursue business initiatives could adversely affect our ability to compete effectively. Further, any of the actions above could provide only temporary assistance with the cash flows of the business.

Our business requires substantial capital investments that we may be unable to fulfill.

Our operations are capital intensive. We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

We may not be able to compete successfully in the industry segments we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, lower our selling prices and reduce sales volumes, which could reduce operating results and negatively impact our financial condition.

Aluminum competes with other materials such as steel, plastic and composite materials and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills, some of which are larger and have greater financial and technical resources than we do. We compete with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service.

We also compete with other aluminum recyclers in segments that are highly fragmented and characterized by smaller, regional operators. The principal factors of competition in our aluminum and zinc recycling business include price, metal recovery rates, proximity to customers, customer service, molten metal delivery capability, environmental and safety regulatory compliance, and types of services offered.

Additional competition could result in lost share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could have a negative affect on our financial condition and results of operations.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

Approximately 82% of our sales volume for the year ended December 31, 2005 was with customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.

As a result of the Corus Acquisition, a growing portion of our sales is expected to be derived from our international operations, which exposes us to certain risks inherent in doing business abroad.

We have aluminum recycling operations in Germany, the United Kingdom, Mexico and Brazil and magnesium recycling operations in Germany and the Netherlands. As a result of the Corus Aluminum acquisition, we will also have rolled products and extrusions operations in Germany, Belgium, Canada and China. In addition, we are in the process of constructing a zinc recycling facility in China. We plan to continue to explore opportunities to expand our international operations. Our international operations generally will be subject to risks, including:

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

The occurrence of any of these events could cause our costs to rise, limit growth opportunities or have a negative effect on our operations and our ability to plan for future periods, and subject us to risks not generally prevalent in the United States.

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

Our operations are subject to environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations could impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements.

Processing and manufacturing activities at current and formerly owned and operated properties and adjacent areas have resulted in environmental impacts requiring remediation. We are subject to indemnification obligations to third parties for certain of these properties. Financial responsibility for the remediation of contaminated property or for the amelioration of damage to natural resources can be imposed on us where current or prior operations have had an environmental impact. Such liability can include the cost of investigating and cleaning up contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property, and other toxic tort claims, as well as lost or impaired natural resources. In addition, Corus has agreed to indemnify us for certain known environmental liabilities relating to the facilities of Corus Aluminum. However, if Corus becomes unable to, or otherwise does not, comply with its indemnity obligations in the future, we could become subject to significant liabilities. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for some of these matters, meaning that a person can be held liable without regard to fault for all costs even though others were also involved in causing them. These costs have not been material to net income (loss) for any accounting period since January 1, 2001. However, future remedial requirements at current and formerly owned or operated properties or adjacent areas, or identification of previously unknown conditions, could result in liabilities significantly in excess of this amount.

Currently and from time to time, the Company is a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending notices of violation, we are in discussions with government authorities for the purpose of resolving similar issues that have arisen at a number of our facilities in different states. At present, discussions are not sufficiently advanced to determine the scope of relief or the amount of penalties.

Changes in environmental requirements or changes in their enforcement could materially increase our costs. For example, if salt cake, a by-product from some of our recycling operations, were to become classified as a hazardous waste in the United States, the costs to manage and dispose of it would increase and could result in significant increased expenditures.

We could experience labor disputes that could disrupt our business.

Approximately 45% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations:

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

We perform an annual goodwill impairment review to estimate the fair value of our reporting units. This valuation entails a discounted cash flow model using internal projections and budgets to determine a unit’s fair value. In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill. The amount of the impairment would be charged as an expense in the period in which the impairment occurred. Any such goodwill or other asset impairment charges in the future would reduce our net income and could be a factor in causing future net losses.

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities, one zinc recycling facility and one rolled products facility and reduced the number of furnaces we operate at other U.S. facilities. Continued under-utilization at our U.S. aluminum facilities could result in write-downs and impairment charges. In addition, the carrying value of certain of our properties could be reduced in the future if the fair value of these assets were to decline in the future, resulting in additional asset impairment charges at that time.

Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and, as a result, significant debt service obligations. Our substantial level of debt and debt service obligations could have important consequences including the following:

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	exposing our cash flows to changes in floating rates of interest such that a 1% increase in floating rates, based on our newly refinanced indebtedness, will negatively impact our cash flows by approximately $16.3 million;

•	imposing additional restrictions on the manner in which we conduct our business under financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets;

•	placing us at a competitive disadvantage compared to many of our competitors who have less debt; and

•	reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

In the future we may incur additional indebtedness which could exacerbate the impact of the foregoing.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such event, we may not have sufficient assets to pay amounts due under our notes.

The terms of our ABL Facility, Term Loan Facility and the Senior Unsecured Facility (collectively, the “Credit Facilities”), restrict us from taking various actions such as incurring additional debt under certain circumstances, paying dividends, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. In addition, our Credit Facilities, under certain circumstances, will require us to maintain certain financial ratios and satisfy certain financial conditions and may require us to reduce our debt or take other actions in order to comply with them. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under our Credit Facilities. A breach of any of these provisions will likely result in a default under our Credit Facilities that would allow lenders to declare debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure debt.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

COMPANY PURCHASES OF EQUITY SECURITIES

Month(2006)	Total Number of Shares Purchased(1)	Average Price ($) Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30
May 1 through May 31
June 1 through June 30	56,972	45.62

Total	56,972	45.62

(1)	Purchase of shares by the Company from holders of restricted stock upon the lapse of restrictions to satisfy the holder’s tax withholding obligations. The terms of each purchase were set forth in each holder’s grant of restricted stock and in the Company’s 1997 Stock Incentive Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, C. Frederick Fetterolf, Dale V. Kesler, and John E. Merow were elected to serve as Class II directors, with a term of office expiring at the Annual Meeting of Stockholders for 2009. John E. Balkcom, Steven J. Demetriou, and Paul E. Lego are continuing to serve as Class I directors, with a term of office expiring at the Annual Meeting of Stockholders for 2007. John E. Grimes, Larry E. Kittelberger, and Hugh G. Robinson are continuing to serve as Class III directors, with a term of office expiring at the Annual Meeting of Stockholders for 2008. At the meeting, the stockholders of the Company also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006 and approved the Amended and Restated Aleris International, Inc. 2004 Equity Incentive Plan. The votes cast at the meeting were as follows:

Election of Directors

Nominee	Votes For	Votes Withheld
C. Frederick Fetterolf	27,364,318	1,493,042
Dale V. Kesler	26,876,417	1,980,943
John E. Merow	27,358,408	1,498,952

Ratification of Independent Auditors

For	Against	Abstain
28,820,176	26,253	10,931

Approval of Amended and Restated Aleris International, Inc. 2004 Equity Incentive Plan

For	Against	Abstain
14,143,883	10,213,953	811,741

ITEM 6. EXHIBITS

Number	Description
10.1	ABL Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent, PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents.

10.2	Term Loan Agreement, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent.

10.3	Senior Unsecured Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG Cayman Islands Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, and PNC Bank National Association and Key Bank National Association as co-documentation agents.

10.4	Management Services Agreement between Corus Aluminum Walzprodukte GmbH and Mr. Alfred Haszler.

10.5	Prolongation Letter for Mr. Alfred Haszler dated June 9, 2006.

12	Ratio of Earnings to Fixed Charges.

18.1	Letter Regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.
(Registrant)

Date: August 9, 2006	By:	/s/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
10.1	ABL Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent, PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents.

10.2	Term Loan Agreement, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent.

10.3	Senior Unsecured Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG Cayman Islands Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, and PNC Bank National Association and Key Bank National Association as co-documentation agents.

10.4	Management Services Agreement between Corus Aluminum Walzprodukte GmbH and Mr. Alfred Haszler.

10.5	Prolongation Letter for Mr. Alfred Haszler dated June 9, 2006.

12	Ratio of Earnings to Fixed Charges.

18.1	Letter Regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.