Form 10-Q/A
period 2006-06-30
Aleris International, Inc.
filed 2006-10-19
CIK 202890

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 is being filed solely for the purpose of amending, restating and clarifying the disclosure in Item 4 of Part I of such report. The Quarterly Report was filed with the Securities and Exchange Commission on August 9, 2006 by Aleris. Except as described above, no other changes have been made to the Quarterly Report. This Amendment No. 1 to the Quarterly Report continues to speak as of the date of the Quarterly Report, and Aleris has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this Amendment No. 1 to the Quarterly Report is not a representation that any statements contained in items of the Quarterly Report other than that information being amended hereby are true or complete as of any date subsequent to the date of the Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of June 30, 2006, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of June 30, 2006 and based on that evaluation of Aleris’s disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this report, Aleris’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Aleris in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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