Form 10-Q
period 2006-09-30
Aleris International, Inc.
filed 2006-11-09
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2006.

Common Stock, $0.10 par value, 31,412,081

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$107.6	$6.8
Accounts receivable (net of allowance of $12.7 and $5.8 at September 30, 2006 and December 31, 2005, respectively)	736.9	325.1
Inventories	874.4	404.8
Deferred income taxes	35.5	35.2
Prepaid expenses	17.1	8.7
Derivative financial instruments	56.0	28.0
Other current assets	42.6	2.2

Total Current Assets	1,870.1	810.8
Property, plant and equipment, net	1,051.9	537.8
Goodwill	266.4	152.8
Intangible assets, net	29.7	22.9
Derivative financial instruments	35.8	5.3
Restricted cash	6.2	6.2
Other assets	30.1	18.3

	$3,290.2	$1,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$545.4	$200.8
Accrued liabilities	324.6	135.4
Current maturities of long-term debt	22.4	20.8

Total Current Liabilities	892.4	357.0
Long-term debt	1,563.6	631.0
Deferred income taxes	93.8	51.8
Accrued pension benefits	165.3	41.7
Accrued postretirement benefits	57.4	48.6
Other long-term liabilities	64.9	30.2
Stockholders’ Equity
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 80,000,000 shares authorized 31,412,081 issued at September 30, 2006; 31,237,685 issued at December 31, 2005	3.1	3.1
Additional paid-in capital	302.2	295.7
Deferred stock compensation	—	(5.9)
Retained earnings	155.3	95.9
Accumulated other comprehensive (loss) income	(4.8)	5.3
Treasury stock, at cost; 71,297 shares at September 30, 2006 and 13,007 shares at December 31, 2005	(3.0)	(0.3)

Total Stockholders’ Equity	452.8	393.8

	$3,290.2	$1,554.1

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except share and per share data)

	For the three months ended September 30		For the nine months ended September 30
	2006	2005	2006	2005
Revenues	$1,395.0	$554.9	$3,255.4	$1,803.5
Cost of sales	1,287.6	495.8	2,946.9	1,610.7

Gross profit	107.4	59.1	308.5	192.8
Selling, general and administrative expense	52.4	22.1	108.9	64.9
Restructuring and other charges	2.6	1.0	2.3	4.8
Unrealized losses (gains) on derivative financial instruments	24.3	(2.7)	7.1	10.4

Operating income	28.1	38.7	190.2	112.7
Interest expense	26.6	9.8	54.3	30.1
Interest income	(0.9)	(0.6)	(1.5)	(1.2)
Loss on early extinguishment of debt	53.7	—	53.7	—
Other (income) expense, net	(12.6)	0.2	(11.3)	(0.1)
Equity in net loss of affiliates	—	0.1	—	0.3

(Loss) income before provision for income taxes and minority interests	(38.7)	29.2	95.0	83.6
(Benefit from) provision for income taxes	(14.7)	(2.4)	35.0	3.8

(Loss) income before minority interests	(24.0)	31.6	60.0	79.8
Minority interests, net of provision for income taxes	0.2	0.1	0.6	0.3

Net (loss) income	$(24.2)	$31.5	$59.4	$79.5

(Loss) earnings per share:
Basic	$(0.78)	$1.03	$1.92	$2.62
Diluted	$(0.78)	$1.01	$1.87	$2.55
Weighted average shares outstanding:
Basic	31,026,840	30,494,578	30,914,240	30,367,299
Diluted	31,026,840	31,276,036	31,724,005	31,151,027

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	For the nine months ended September 30
	2006	2005
Operating activities
Net income	$59.4	$79.5
Depreciation and amortization	63.4	39.8
Benefit from deferred income taxes	(2.9)	(13.4)
Excess income tax benefits from exercise of stock options	(3.6)	—
Restructuring and other charges:
Charges	2.3	4.8
Payments	(5.9)	(3.9)
Non-cash loss on early extinguishment of debt	16.4	—
Stock-based compensation expense	7.1	2.3
Equity in loss of affiliates	—	0.3
Unrealized losses on derivative financial instruments	7.1	10.4
Other non-cash charges	3.7	3.7
Changes in operating assets and liabilities:
Accounts receivable	(119.2)	(31.6)
Inventories	14.7	18.7
Other assets	3.3	7.0
Accounts payable and accrued liabilities	105.0	(4.0)

Net cash provided by operating activities	150.8	113.6
Investing activities
Purchase of business, net of cash acquired	(824.3)	(17.4)
Payments for property, plant and equipment	(53.5)	(38.9)
Proceeds from sale of property, plant and equipment	1.5	5.5
Other	(0.1)	(0.1)

Net cash used by investing activities	(876.4)	(50.9)
Financing activities
Net payments on long-term revolving credit facilities	36.2	(50.8)
Proceeds from issuance of long-term debt	1,154.7	14.3
Payments on long-term debt	(327.6)	(1.1)
Debt issuance costs	(29.9)	(0.7)
(Increase) decrease in restricted cash	(9.2)	9.8
Proceeds from exercise of stock options	1.5	12.5
Excess income tax benefits from exercise of stock options	3.6	—
Repurchase of common stock for treasury	(2.6)	—
Other	(0.7)	0.3

Net cash used by financing activities	826.0	(15.7)
Effect of exchange rate differences on cash and cash equivalents	0.4	(0.4)

Net increase in cash and cash equivalents	100.8	46.6
Cash and cash equivalents at beginning of period	6.8	17.8

Cash and cash equivalents at end of period	$107.6	$64.4

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2006

(amounts in millions, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B - INVENTORIES

The components of inventories are:

	September 30, 2006	December 31, 2005
Finished goods	$437.8	$126.7
Raw materials	218.3	145.6
Work in process	190.5	113.8
Supplies	27.8	18.7

	$874.4	$404.8

NOTE C – ACQUISITION OF CORUS ALUMINUM

On August 1, 2006, we acquired the downstream aluminum business of Corus Group plc (“Corus Aluminum”) for a cash purchase price of €695.5 (approximately $885.7), subject to adjustment based on the finalization of working capital delivered and net debt assumed. We currently estimate that the purchase price adjustment will be in the range of approximately $65.0 (approximately €51.3) and have included this amount in our determination of the preliminary purchase price allocation presented below and as a current accrued liability in our consolidated balance sheet. We also paid acquisition related costs of $12.4. The acquisition included Corus Group plc’s (“Corus”) aluminum rolling and extrusions business but did not include Corus’s primary aluminum smelters. Corus Aluminum generated revenues of approximately $1,850.0 in 2005. The acquisition of Corus Aluminum significantly expands our operational and geographic scale and scope, diversifies our customer mix and product breadth and provides us with industry-leading and proprietary manufacturing capabilities.

The consolidated financial statements include the results of Corus Aluminum from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of the purchase price, the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans and the final determination of the related deferred tax assets and liabilities. The resulting goodwill will not be deductible for tax purposes. The following presents the preliminary allocation of the purchase price:

Current assets	$929.5
Property, plant and equipment	526.9
Goodwill	93.2
Other assets	57.7
Current liabilities	(397.8)
Long-term debt	(20.9)
Accrued pension and post-retirement benefits	(130.2)
Other long-term liabilities	(95.3)

Cash paid, including estimated purchase price adjustment	963.1
Less: cash acquired	(73.0)

Cash paid, including estimated purchase price adjustment, net of cash acquired	$890.1

The following unaudited pro forma financial information for the nine months ended September 30, 2006 and 2005 presents our combined results of operations as if the acquisition of Corus Aluminum and the acquisitions of Tomra Latasa Reciclagem, ALSCO Holdings, Inc., and Alumitech, Inc. had occurred on January 1, 2005. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisitions been made at the beginning of the period presented or the future results of combined operations.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$1,579.3	$1,117.9	$4,534.3	$3,522.9
Gross profit	122.9	110.9	454.4	364.0
Net (loss) income	(33.6)	36.6	73.6	52.8
(Loss) Earnings per share:
Basic	$(1.08)	$1.20	$2.38	$1.74
Diluted	(1.08)	1.17	2.32	1.69
Weighted average shares outstanding:
Basic	31,026,840	30,494,578	30,914,240	30,367,299
Diluted	31,026,840	31,276,036	31,724,005	31,151,027

NOTE D – GOODWILL

In prior years, we performed our annual impairment test as of the last day of our fourth quarter. For 2006, we have changed the measurement date to October 1, the first day of our fourth quarter, in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not have an effect on our financial performance or results of operations, nor was there any impact on prior period financial statements under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” Retrospective application, as required under SFAS No. 154, was not necessary as no impairment charges had been recorded in any previous financial statements (with the exception of a charge recorded in 2002 upon the initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”) nor did the change in measurement date cause any impairments.

The following table details the changes in the carrying amount of goodwill for each of our reportable segments:

	Global rolled and extruded products	Global recycling	Global zinc	Total
Balance at December 31, 2005	$67.3	$63.6	$21.9	$152.8
Acquisition of Corus Aluminum (See Note C)	93.2	—	—	93.2
Reclassification resulting from change in reporting structure (See Note I)	7.7	(7.7)	—	—
Purchase price allocation adjustments for 2005 acquisitions	25.3	(8.6)	—	16.7
Translation and other adjustments	(0.1)	3.8	—	3.7

Balance at September 30, 2006	$193.4	$51.1	$21.9	$266.4

During the first nine months of 2006, we recorded adjustments to the purchase price allocations of our 2005 acquisitions, primarily related to the preliminary appraised values of long-lived assets of Alumitech, Inc. and the long-lived assets acquired from Ormet Corporation. The purchase price allocations for these acquisitions remain preliminary and are subject to the final determination of the fair value of acquired long-lived assets, deferred income taxes and certain other acquired assets and assumed liabilities.

NOTE E - LONG-TERM DEBT AND REFINANCING

Our long-term debt is summarized as follows:

	September 30, 2006	December 31, 2005
ABL Credit Facility	$391.9	$—
Term Loan Facility	647.0	—
Senior Unsecured Facility	504.0	—
Amended and restated senior credit facility	—	263.3
9% Senior Notes, due November 15, 2014	—	125.0
10 3/8% Senior Secured Notes, due October 6, 2010, net	8.0	207.9
VAW-IMCO credit facilities	—	34.8
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, due May 1, 2016, net	5.7	5.7
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, due May 1, 2022	4.6	4.6
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, due May 1, 2023	4.1	4.1
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, due October 1, 2027 bearing interest at 3.99% at September 30, 2006	5.0	5.0
Other	15.7	1.4

Subtotal	1,586.0	651.8
Less current maturities	22.4	20.8

Total	$1,563.6	$631.0

In conjunction with the acquisition of Corus Aluminum, we entered into a $750.0 asset backed multi-currency credit facility (“ABL Facility”), a $650.0 term loan facility (“Term Loan Facility”) funded in U.S dollars and Euros and a temporary senior unsecured facility (“Senior Unsecured Facility”) funded in U.S. dollars and Euros. In addition to funding the purchase price paid to acquire Corus Aluminum, we used the proceeds from these facilities to refinance substantially all of our existing indebtedness and to pay costs associated with the acquisition and new facilities. Amounts outstanding under our senior credit facility, totaling $231.5, were repaid and that agreement was terminated on August 1, 2006. We also completed a tender offer to redeem substantially all of the outstanding 10 3/8% senior secured notes and 9% senior notes and repaid all of the amounts outstanding under the VAW-IMCO, our German global recycling operation, credit facilities and $59.0 of Corus Aluminum’s outstanding debt. As a result of these financing activities, we incurred prepayment penalties totaling $37.3 and wrote off $16.4 of unamortized debt issuance costs. The total charge of $53.7 has been recorded as “Loss on early extinguishment of debt” in the consolidated statement of operations.

ABL Facility

The ABL Facility is a $750.0, five-year revolving credit facility which permits multi-currency borrowings of up to $690.0 by our U.S. and European subsidiaries and $60.0 by our Canadian subsidiaries. We pay interest at rates per annum equal to, at our option, either LIBOR plus a margin ranging from 1.25% to 2.00% as determined based on levels of borrowing availability which is reset each quarter, or the prime rate of Deutsche Bank AG NY Branch plus a margin ranging from 0.25% to 1.00% as determined based on levels of borrowing availability which is reset each quarter. At September 30, 2006, the average interest rate on borrowings outstanding under this facility was 6.40%. The ABL Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the current assets and a second priority interest in substantially all other tangible and intangible assets, all of the assets of the Canadian borrowers, and the accounts receivable of the European borrowers. Advances under the ABL Facility are subject to domestic and appropriate Canadian and European borrowing base calculations. The borrowing base is comprised of eligible accounts receivable and inventory of those entities. As of September 30, 2006, we estimate that our borrowing base would have supported borrowings of $700.9. After giving effect to the $391.9 of outstanding borrowings as well as outstanding letters of credit of $20.0, we had $289.0 available for borrowing as of September 30, 2006. In addition, any time excess availability under the ABL Facility is less than the greater of (a) $65.0 or (b) 10% of the borrowing base, the ABL Facility has a minimum fixed charge coverage ratio requirement of 1.10 to 1.00.

Term Loan Facility

The Term Loan Facility is a $650.0, seven-year facility and includes $399.0 of U.S. borrowings and €195.6 (approximately $248.0) of European borrowings. The Term Loan Facility will be repaid at a rate of 1.00% per annum in equal quarterly installments during the first 81 months thereof, with the balance payable at final maturity. In addition, we are required to prepay the Term Loan Facility with 50.0% of our annual excess cash flows, as defined, and the net cash proceeds from the sale of fixed assets, insurance recoveries, and the issuance of additional debt, except in certain situations. We pay interest at rates per annum equal to, at our option, either the EURIBOR plus a margin of 2.50% (2.75% for European borrowings), or the higher of (a) the Federal Funds rate plus 0.50% or (b) the prime rate of Deutsche Bank AG NY Branch each plus 1.50%. At September 30, 2006 the average interest rate on outstanding borrowings under this facility was 7.16%. The Term Loan Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the fixed assets of our wholly-owned U.S. subsidiaries and a second priority interest in the current assets and substantially all other tangible and intangible assets of our wholly-owned subsidiaries. All obligations of the European borrowers are secured by the assets of our German holding company and its wholly-owned subsidiaries (other than our Belgian subsidiaries and other subsidiaries which are prohibited by local law from providing such security interests).

Senior Unsecured Facility

The Senior Unsecured Facility is a $505.0, eight-year facility due in 2014. The facility bears interest at LIBOR plus an applicable margin. At September 30, 2006, the average interest rate on borrowings outstanding under this facility was 8.82%. Borrowings under the Senior Unsecured Facility will be guaranteed by our wholly-owned U.S. subsidiaries.

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

10 3/8% Senior Secured Notes

We completed a tender offer to purchase for cash substantially all of the 10 3/8% senior secured notes on August 1, 2006 as part of our debt refinancing resulting from the acquisition of Corus Aluminum. The remaining 10 3/8% senior secured notes, totaling $8.0, were covenant defeased and at September 30, 2006 were no longer subject to many of the covenants included under the related indenture. In connection with the defeasance, we placed funds sufficient to meet future principal, interest and prepayment penalty requirements in a trust. However, the untendered notes remain our legal obligation at September 30, 2006 and, therefore, are classified within current portion of long-term debt in the consolidated balance sheet with the amounts placed in trust classified as other current assets. On October 20, 2006, we legally defeased the untendered notes which are no longer our obligation.

As of September 30, 2006, we were in compliance with all applicable debt covenants.

NOTE F – EARNINGS PER SHARE

The following table sets forth the reconciliation between the weighted average shares used for calculating basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(24.2)	$31.5	$59.4	$79.5
Denominator:
Basic (loss) earnings per share-weighted-average shares	31,026,840	30,494,578	30,914,240	30,367,299
Dilutive potential common shares-stock options and non-vested shares and units	—	781,458	809,765	783,728

Denominator for diluted earnings per share	31,026,840	31,276,036	31,724,005	31,151,027

(Loss) earnings per share:
Basic	$(0.78)	$1.03	$1.92	$2.62
Diluted	$(0.78)	$1.01	$1.87	$2.55

Stock options and non-vested shares and units totaling 839,455 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2006 because the effect would have been anti-dilutive.

NOTE G – COMMITMENTS AND CONTINGENCIES

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

Currently and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are in discussions with government authorities for the purpose of resolving similar issues that have arisen at a number of our facilities in different states. At present, discussions are not sufficiently advanced to determine the scope of relief or the amount of penalties. However, with respect to these pending proceedings, the company does not anticipate that the amount of penalties would have a material adverse effect on our financial position or results of operations.

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

Our reserves for environmental remediation liabilities totaled $13.1 and $12.6 at September 30, 2006 and December 31, 2005, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At September 30, 2006 and December 31, 2005, our total asset retirement obligations for our landfills were $12.6 and $12.8, respectively, which have been classified within other long-term liabilities in the consolidated balance sheet.

Legal proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE H – COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net (loss) income	$(24.2)	$31.5	$59.4	$79.5
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustments	(2.8)	1.0	3.5	(4.4)
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(0.8)	38.8	(19.5)	54.1
Net amount reclassified to income	(1.5)	(4.5)	(3.0)	(6.8)
Income tax effect	1.2	(13.0)	8.9	(16.9)

Net unrealized (losses) gains on derivative financial instruments	(1.1)	21.3	(13.6)	30.4

Comprehensive (loss) income	$(28.1)	$53.8	$49.3	$105.5

See Note M for further information relating to our derivative financial instruments.

NOTE I– SEGMENT REPORTING

The Corus Aluminum acquisition increased the size and scope of our international operations substantially and, as a result, we have re-aligned our reporting structure into global business units that offer different types of metal products and services. Our new operating segments consist of global rolled and extruded products, global recycling, global specification alloy and global zinc. As a result, the former international segment is now included within the global recycling and global specification alloy segments.

Our global rolled and extruded products segment produces aluminum sheet, plate and extruded and fabricated products for distributors and customers serving the aerospace, building and construction, transportation and consumer durables industry segments. For financial reporting purposes, the global recycling and global specification alloy operating segments have been aggregated into the global recycling reportable segment. The global recycling segment represents all of our aluminum melting, processing, alloying, and salt cake recycling activities. We have aggregated the above businesses because the products produced are identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical and the long-term gross margins have been and are expected to remain similar. Our zinc segment represents all of our zinc melting, processing and trading activities. Prior periods have been restated to reflect this change.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in Note A of our Form 10-K for the year ended December 31, 2005. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, unrealized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets, losses from the early extinguishment of debt and amortization of capitalized debt issuance costs. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt issuance costs, deferred tax assets and liabilities and assets located at our headquarters office are not allocated to the reportable segments.

Beginning in 2006, certain recycling facilities were shifted to the global rolled and extruded products segment and these facilities are now included within the global rolled and extruded products segment. Management estimates that the global recycling segment’s revenues and segment income would have been lower by $5.7 and $0.7, respectively, in the three months ended September 30, 2005 and $17.5 and $1.8, respectively, in the nine months ended September 30, 2005. Global rolled and extruded products segment income would have been higher by $0.7 and $1.8 in the three and nine months ended September 30, 2005, respectively. In addition, intersegment revenues would have been lower by $5.7 and $17.5 in the three and nine months ended September 30, 2005, respectively, as a result of this change. The prior periods have not been restated for the change.

Reportable Segment Information

The following table shows our segment assets as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Assets:
Global rolled and extruded products	$2,402.4	$819.0
Global recycling	640.7	575.2
Global zinc	160.3	124.5
Other unallocated assets	86.8	35.4

Total assets	$3,290.2	$1,554.1

The following table shows our revenues and segment income for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Global rolled and extruded products	$877.6	$270.5	$1,767.9	$942.8
Global recycling	375.7	230.9	1,110.3	708.9
Global zinc	148.8	60.2	397.4	175.1
Intersegment revenues	(7.1)	(6.7)	(20.2)	(23.3)

Total revenues	$1,395.0	$554.9	$3,255.4	$1,803.5

Segment income:
Global rolled and extruded products	$45.5	$35.9	$140.3	$123.7
Global recycling	22.7	10.7	71.0	31.3
Global zinc	14.2	4.8	48.5	14.9

Total segment income	$82.4	$51.4	$259.8	$169.9

Unallocated amounts:
Corporate general and administrative expenses	$(23.5)	$(14.4)	$(57.2)	$(42.4)
Restructuring and other charges	(2.6)	(1.0)	(2.3)	(4.8)
Loss from early extinguishment of debt	(53.7)	—	(53.7)	—
Interest expense	(26.6)	(9.8)	(54.3)	(30.1)
Unrealized (losses) gains on derivative financial instruments	(24.3)	2.7	(7.1)	(10.4)
Interest and other income, net	9.6	0.3	9.8	1.4

(Loss) income before provision for income taxes and minority interests	$(38.7)	$29.2	$95.0	$83.6

NOTE J – STOCK-BASED COMPENSATION

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

As a result of adopting SFAS No. 123(R), (loss) income before income taxes and minority interests decreased by $0.7 and $2.1, and net income decreased by $0.4 and $1.3 for the three and nine months ended September 30, 2006, respectively. Basic and diluted (loss) earnings per share decreased by $.01 and $.04 for the three and nine months ended September 30, 2006, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2006 was $2.6 and $7.1, respectively, and included $1.8 and $4.6, respectively, related to non-vested shares and share units, the accounting for which was not impacted by SFAS No. 123(R). In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. Total stock-based compensation expense for the three and nine months ended September 30, 2005 was $0.9 and $2.5, respectively. For the nine months ended September 30, 2006, $3.6 of excess tax benefits were reported as cash flows from financing activities. At September 30, 2006, unamortized compensation expense related to those stock options and non-vested shares and share units expected to vest totaled $12.4 and will be recognized over a weighted average period of 1.9 years.

Pro Forma Effect Prior to the Adoption of SFAS No. 123(R)

Our net income and earnings per share would have been reduced to the pro forma amounts shown below prior to the adoption of SFAS No. 123(R) if compensation cost had been determined based on the fair value at the grant dates.

	Three months ended September 30, 2005 (1)	Nine months ended September 30, 2005 (1)
Net income, as reported	$31.5	$79.5
Add: stock-based compensation expense included in reported net income, net of tax	0.9	2.2
Less: compensation cost determined under the fair value method, net of tax	(1.7)	(4.1)

Pro forma net income	$30.7	$77.6

Basic earnings per share:
As reported	$1.03	$2.62
Pro forma	1.01	2.55
Diluted earnings per share:
As reported	$1.01	$2.55
Pro forma	0.98	2.49

(1)	Disclosures for the three and nine months ended September 30, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

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

Stock Option Summary

A summary of stock option activity for service based options during the nine months ended September 30, 2006 is as follows:

Service-based options	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2005	1,715,764	$13.07		$32.9
Exercised	(148,220)	9.73		6.0
Canceled	(33,612)	13.68		1.2

Outstanding at September 30, 2006	1,533,932	$13.38	7.7	$57.0

Vested or expected to vest at September 30, 2006	1,487,882	$13.35	7.7	$55.3

Exercisable at September 30, 2006	612,934	$12.15	7.0	$23.5

Non-Vested Shares and Share Units Summary

A summary of the non-vested shares and share units for service based awards during the nine months ended September 30, 2006 is as follows:

Service-based awards	Shares/units	Weighted- average grant date fair value
Awarded and not vested at December 31, 2005	387,088	$18.38
Granted	33,239	43.52
Vested	(35,352)	15.80
Canceled	(7,300)	20.76

Awarded and not vested at September 30, 2006 (1)	377,675	$20.79

(1)	Includes 344,675 non-vested shares that are included in the total number of issued and outstanding shares of the Company’s common stock.

A summary of the non-vested shares and share units for performance based awards during the nine months ended September 30, 2006 is as follows:

Performance-based awards	Shares/units(1)	Weighted- average grant date fair value
Awarded and not vested at December 31, 2005	251,472	$26.53
Granted	42,250	43.92
Vested	(106,050)	15.80
Canceled	(3,755)	36.98

Awarded and not vested at September 30, 2006	183,917	$36.50

(1)	Includes performance share units and shares of the Company’s common stock payable as a portion of performance units.

As of September 30, 2006, 153,995 performance share units issued in 2005 and 2006 under the 2004 Plan remain awarded and not vested. A portion of these performance share units will vest based upon the level of synergies attained related to the acquisition of Commonwealth Industries, Inc. through December 31, 2008. The remaining portion will vest based upon the return on capital achieved through December 31, 2008. The performance share units included in the table above represent the maximum number of shares that may ultimately vest. As of September 30, 2006, we estimate that all of these share units will vest and have recorded compensation expense accordingly.

NOTE K – INCOME TAXES

Our effective tax rate was 37.0% and (8.2)% for the three months ended September 30, 2006 and 2005, respectively and 36.8% and 4.2% for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the three and nine months ended September 30, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction that was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the three and nine months ended September 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

NOTE L – EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Our U.S. non-contributory defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and global rolled and extruded products segment. The plan benefits are based primarily on years of service and employees’ compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement.

Our German global recycling operations maintain a defined benefit pension plan for their employees. This plan is based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments; however, the plan is a substantially unfunded plan under German law. The unfunded accrued pension cost is covered under a pension insurance association under German law if we are unable to fulfill our obligations.

As a result of the Corus Aluminum acquisition, we assumed obligations under defined benefit pension plans totaling approximately $129.0, subject to the finalization of actuarial valuations.

Components of the net periodic benefit expense for the three and nine months ended September 30, 2006 and 2005 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	Three months ended September 30		Nine months ended September 30		Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$0.8	$0.7	$2.6	$2.2	$1.0	$0.1	$1.3	$0.4
Interest cost	1.8	1.7	5.3	5.1	2.1	0.2	2.6	0.7
Amortization of net loss	—	—	—	—	0.1	0.1	0.3	0.2
Expected return on plan assets	(2.1)	(1.8)	(5.9)	(5.4)	(1.1)	—	(1.1)	—

Net periodic benefit cost	$0.5	$0.6	$2.0	$1.9	$2.1	$0.4	$3.1	$1.3

Other Postretirement Benefit Plans

We maintain health care and life insurance benefit plans covering certain corporate and global rolled and extruded products employees hired. We accrue the cost of postretirement benefits within the covered employees’ active service periods. In addition, as a result of the Corus Aluminum acquisition we assumed obligations under other postretirement benefit plans in Canada and the U.S. totaling $8.4, subject to the finalization of actuarial valuations. The components of net postretirement benefit expense for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Service cost	$0.2	$0.1	$0.7	$0.3
Interest cost	0.8	0.6	2.2	1.7

Net periodic benefit cost	$1.0	$0.7	$2.9	$2.0

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes, and certain currency exposures. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as current and long-term assets and within other current liabilities. The fair value of our derivative financial instruments and amounts deferred in other comprehensive (loss) income at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
	Fair value	Deferred gains, net of tax	Fair value	Deferred gains, net of tax
Natural gas	$1.8	$0.4	$28.1	$15.3
Aluminum cash flow hedges	71.7	—	(6.5)	—
Aluminum fair value hedges	(1.5)	—	—	—
Zinc	1.3	0.8	0.4	0.2
Currency	6.9	—	—	—

The changes in the fair value of certain of our cash flow hedges accumulate on our balance sheet (in other comprehensive income) until the maturity of the respective hedging agreements. As of September 30, 2006, over the next three months, we estimate that we will recognize in earnings deferred gains from the settlement of our hedging instruments of $0 and $0.9 for natural gas and zinc, respectively. Actual amounts realized will inevitably differ from our estimates. We further emphasize that our deferred hedging activities reduce, but do not eliminate, the effect of volatile aluminum, zinc and natural gas prices on our operations.

Realized gains and losses on our commodity derivative financial instruments related to metal commodities are included within cost of sales in the consolidated statement of operations, while realized gains and losses on currency derivative financial instruments, with the exception of the option contracts that hedged a portion of the purchase price paid for Corus Aluminum, are included within revenues or cost of sales, based on the risk being hedged. Realized (losses) gains totaled the following in the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Natural gas	$(0.2)	$4.8	$2.7	$8.0
Aluminum	3.1	0.4	(9.2)	4.6
Zinc	1.8	0.2	0.3	(0.3)
Foreign currency	9.8	—	9.8	—

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

The decrease in the fair value of our natural gas hedges is due to a decrease in the NYMEX closing price on September 30, 2006 as compared to December 31, 2005 as well as settled contracts during the first nine months of 2006.

Aluminum Hedging

The selling prices of the majority of the global rolled and extruded products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the global rolled and extruded products segment is subject to the risk of changes in the purchase price of the raw material it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. We have designated these futures contracts as cash flow hedges of anticipated aluminum raw material purchases. In addition, the global rolled and extruded products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We have designated these futures contracts as fair value hedges.

The future and forward purchase and sales contracts do not meet certain “effectiveness” requirements set forth in SFAS No. 133, as amended, although management believes that the majority of these derivative contracts assumed in the Corus Aluminum acquisition, or entered into on their behalf subsequently, will meet these “effectiveness” tests in the future as the systems to designate and document the hedging relationship and monitor the ongoing assessments of effectiveness are put into place. Accordingly, the changes in the fair value of the cash flow hedges are recorded in earnings as unrealized losses (gains) on derivative financial instruments rather than being deferred in other comprehensive income. The changes in the fair value of the fair value hedges are recorded in earnings as unrealized (losses) gains on derivative financial instruments without an offsetting adjustment to the carrying value of the inventory being hedged. Upon settlement, the gain or loss recognized is included within cost of sales and the previously recorded unrealized gain or loss is reversed.

The global recycling segment also enters into LME high-grade aluminum and alloy forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. Substantially all of these contracts outstanding at September 30, 2006 do not meet certain “effectiveness” tests and as a result, the unrealized gains and losses on these cash flow hedges are also recorded within unrealized (losses) gains on derivative financial instruments until settlement.

Zinc Hedging

In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these cash flow hedges are included within other comprehensive income while the ineffective portions are included within unrealized losses on derivative financial instruments.

Currency Hedging

During the second quarter of 2006, we entered into currency option contracts to fix approximately €275.0 of the purchase price expected to be paid to acquire Corus Aluminum. As that purchase price was denominated in Euros, we were exposed to fluctuations in the U.S. Dollar-Euro exchange rate. We entered into these hedges to mitigate that risk for a portion of the purchase price expected to be funded in U.S. Dollars. As these hedges matured in the third quarter, the previously recorded unrealized gains were reversed and realized gains of approximately $9.8 were recorded within other income in the consolidated statement of operations.

Further, certain of the purchases and sales entered into by the acquired Corus Aluminum entities are denominated in currencies other than the functional currency of these entities. We have assumed and entered into foreign currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the foreign currency forward contracts do not currently meet the “effectiveness” tests of SFAS No. 133 and, as a result, the changes in their fair value are recorded within unrealized (losses) gains on derivative financial instruments within the statement of operations until settlement.

NOTE N – RESTRUCTURING AND OTHER CHARGES

As discussed in Note P, we announced that we had entered into a definitive merger agreement with Texas Pacific Group on August 7, 2006. Investment advisor and other costs associated with the merger, totaling $1.5, were incurred during the three months ended September 30, 2006 and have been included within restructuring and other charges.

During the fourth quarter of 2005, we announced plans to close our rolled products facility located in Carson, California. Charges related to the closure totaled $24.3 and were recorded in the fourth quarter of 2005. Production at the Carson facility ceased on March 31, 2006 and substantially all of the 157 hourly and salaried personnel expected to be terminated have left their positions.

In connection with the acquisition of Commonwealth Industries, Inc. (“Commonwealth”) in 2004, we recorded liabilities for severance and other benefits related to the termination of 116 Commonwealth and Aleris personnel. Substantially all affected employees have left their positions.

The following table shows the activity and reserve balances related to these restructuring programs for the nine months ended September 30, 2006:

For the nine months ended September 30, 2006	Employee severance and benefit costs	Exit costs	Other	Total
Balance at December 31, 2005	$7.0	$2.5	—	$9.5
(Credits) charges recorded in the statement of operations	(0.3)	—	2.6	2.3
Cash payments	(4.5)	—	(1.8)	(6.3)

Balance at September 30, 2006	$2.2	$2.5	$0.8	$5.5

During the first nine months of 2005, we recorded restructuring and other charges totaling $2.5 associated with the termination or relocation of certain Aleris corporate personnel incidental to the acquisition of Commonwealth. During the first nine months of 2005 we vacated a portion of our former headquarters located in Irving, Texas and recorded charges totaling $1.2 related to the terminated lease and $0.3 of asset impairments. Additionally, during the first nine months of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded a $0.8 non-cash impairment charge to reduce these assets to their estimated fair values at March 31, 2005.

NOTE O - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation as required. We are currently evaluating the impact of this Interpretation on our financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of SFAS Nos. 87 and 106 will be recognized in the balance sheet, net of tax, as a component of other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158 on our financial statements.

NOTE P – PENDING MERGER WITH TEXAS PACIFIC GROUP

On August 7, 2006, we entered into a definitive merger agreement with Texas Pacific Group (“TPG”), a leading private equity investment firm, whereby TPG will acquire all of our outstanding stock for approximately $1,700.0 plus the assumption of or repayment of all of our outstanding indebtedness. Under the terms of the agreement, our stockholders will receive $52.50 in cash for each share of our common stock. Our Board of Directors unanimously approved the merger agreement and has resolved to recommend that our stockholders adopt the agreement. Pending the receipt of stockholder approval, the transaction is expected to be completed in the fourth quarter of 2006 or first quarter of 2007.

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

OVERVIEW

Pending Merger with Texas Pacific Group; Acquisition of Corus Aluminum and Debt Refinancing

On August 7, 2006, we entered into a definitive merger agreement with Texas Pacific Group (“TPG”), a leading private equity investment firm, whereby TPG will acquire all of our outstanding stock for approximately $1,700.0 plus the assumption or repayment of all of our outstanding indebtedness. Under the terms of the agreement, our stockholders will receive $52.50 in cash for each share of our common stock. Our Board of Directors unanimously approved the merger agreement and has resolved to recommend that our stockholders adopt the agreement. Pending the receipt of stockholder approval, the transaction is expected to be completed in the fourth quarter of 2006 or first quarter of 2007.

We completed the acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”) on August 1, 2006 for a cash purchase price of €695.5 (approximately $885.7), subject to adjustment based on the finalization of the net debt assumed and the working capital delivered. We currently estimate that the purchase price adjustment will be in the range of approximately $65.0 and have included that amount in the preliminary purchase price allocation and as a current accrued liability. We also paid acquisition related costs of $12.4. The acquisition included Corus Group plc’s (“Corus”) aluminum rolling and extrusions businesses but did not include Corus’s primary aluminum smelters. Corus Aluminum generated revenues of approximately $1,850.0 in 2005.

In connection with the acquisition, we refinanced substantially all of our existing indebtedness, and entered into a $750.0 asset backed lending facility, a $650.0 term loan facility and a $505.0 senior unsecured credit facility. As a result of this refinancing, we incurred charges of $53.7 related to the prepayment premiums associated with our existing senior and senior secured notes and the write-off of existing deferred financing costs and debt discounts. We also incurred fees and expenses associated with the acquisition and refinancing of approximately $40.0. See the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for additional information regarding the new credit facilities.

We continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions by us that may take place following completion of the merger.

Operating results

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

The Corus Aluminum acquisition increased the size and scope of our international operations substantially and, as a result, management has re-aligned our reporting structure into global business units that offer different types of metal products and services. Our new reportable segments consist of global rolled and extruded products, global recycling and global zinc. Segment performance is measured utilizing segment income which is defined as gross profits less plant and business specific other expense (income) and selling, general and administrative expense. Corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and other charges, interest expense, interest and other income, loss on early extinguishment of debt, amortization of capitalized debt issuance costs and provisions for income taxes are not allocated to individual segments.

Our segment operating results for the three and nine months ended September 30, 2006 as compared to the prior year periods were impacted by the acquisition of Corus Aluminum, whose operating results have been included in our consolidated results since August 1, 2006, as well as the 2005 acquisitions of ALSCO Holdings, Inc. (“ALSCO”), Alumitech, Inc. (“Alumitech”), Tomra Latasa Reciclagem (“Tomra Latasa”), and certain assets of Ormet Corporation (“Ormet”). The businesses acquired in 2005 contributed revenues of $173.6 and $519.2 and segment income of $22.6 and $61.5 in the three and nine months ended September 30, 2006, respectively. However, Corus Aluminum, while contributing revenues of $404.9 during the two months in which its operating results were included in our consolidated operating results, incurred a segment loss of $11.8 as purchase accounting rules prevented us from reflecting the majority of the normal profit associated with the sale of acquired inventories and reflecting the economic benefits associated with the settlement of acquired aluminum and currency derivatives in our operating results.

The rising prices of primary metals such as aluminum and zinc have also favorably impacted our selling prices and segment income. This was particularly evident in the global zinc segment for the three and nine months ended September 30, 2006 where segment income increased from the prior year periods by $9.4, or 196%, and $33.6, or 226%, respectively. Global rolled and extruded products segment income increased $9.6 in the third quarter of 2006 and $16.6 in the first nine months of 2006 compared to the comparable periods of 2005 as the impact of the businesses acquired in 2005, the closure of our Carson, California rolling mill, widening scrap spreads, higher third quarter volumes, the FIFO benefit of rising primary aluminum prices and productivity and acquisition synergies more than offset lower year-to-date volumes, slightly lower rolling margins, and higher energy and incentive compensation expenses. As mentioned previously, the Corus Aluminum operations incurred a loss of $11.8, reducing global rolled and extruded products segment income in the quarter and year-to-date periods.

Our continued focus on achieving synergies from the Commonwealth merger and the 2005 acquisitions as well as implementing companywide productivity initiatives led to the realization of cost reductions totaling approximately $34.0 and $85.9 in the three and nine months ended September 30, 2006, respectively.

The following table presents key financial and operating data on a consolidated basis for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30		Percent change	For the nine months ended September 30		Percent change
	2006	2005		2006	2005
Revenues	$1,395.0	$554.9	151%	$3,255.4	$1,803.5	81%
Cost of sales	1,287.6	495.8	160	2,946.9	1,610.7	83

Gross profit	107.4	59.1	82	308.5	192.8	60
Gross profit as a percentage of revenues	7.7%	10.7%		9.5%	10.7%
Selling, general and administrative expense	52.4	22.1	137	108.9	64.9	68
Restructuring and other charges	2.6	1.0	160	2.3	4.8	(52)
Unrealized losses (gains) on derivative financial instruments	24.3	(2.7)	*	7.1	10.4	(32)

Operating income	28.1	38.7	(27)	190.2	112.7	69
Interest expense	26.6	9.8	171	54.3	30.1	80
Interest income	(0.9)	(0.6)	50	(1.5)	(1.2)	25
Loss on early extinguishment of debt	53.7	—	*	53.7	—	*
Other (income) expense, net	(12.6)	0.2	*	(11.3)	(0.1)	*
Equity in net loss of affiliates	—	0.1	*	—	0.3	*

(Loss) income before provision for income taxes and minority interests	(38.7)	29.2	*	95.0	83.6	14
(Benefit from) provision for income taxes	(14.7)	(2.4)	513	35.0	3.8	*

(Loss) income before minority interests	(24.0)	31.6	*	60.0	79.8	(25)
Minority interests, net of provision for income taxes	0.2	0.1	*	0.6	0.3	*

Net (loss) income	$(24.2)	$31.5	* %	$59.4	$79.5	(25)%

(Loss) earnings per share:
Basic	$(0.78)	$1.03		$1.92	$2.62
Diluted	$(0.78)	$1.01		$1.87	$2.55
Total Segment Income	$82.4	$51.4		$259.8	$169.9
Corporate general and administrative expenses	(23.5)	(14.4)		(57.2)	(42.4)
Restructuring and other charges	(2.6)	(1.0)		(2.3)	(4.8)
Loss on early extinguishment of debt	(53.7)	—		(53.7)	—
Interest expense	(26.6)	(9.8)		(54.3)	(30.1)
Unrealized (losses) gains from derivative financial instruments	(24.3)	2.7		(7.1)	(10.4)
Unallocated interest and other income (expense), net	9.6	0.3		9.8	1.4

(Loss) income before provision for income taxes and minority interests	$(38.7)	$29.2		$95.0	$83.6

Total pounds shipped, global rolled and extruded products	505.4	201.1	151%	1,070.9	698.7	53%
Total pounds processed, global recycling and global zinc	885.8	834.6	6	2,640.7	2,504.5	5

*	Calculation not meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

The following tables show revenues by segment, shipment data for our global rolled and extruded products segment, processing data for our global recycling and global zinc segments and the percentage changes from the prior year period:

	For the three months ended September 30		Percent change
	2006	2005
Revenues:
Global rolled and extruded products	$877.6	$270.5	224%
Global recycling	375.7	230.9	63
Global zinc	148.8	60.2	147
Intersegment revenues	(7.1)	(6.7)	6

Consolidated revenues	$1,395.0	$554.9	151%

Pounds shipped:
Global rolled and extruded products	505.4	201.1	151%

Pounds processed:
Global recycling	822.2	776.3	6%
Global zinc	63.6	58.3	9

Total pounds processed	885.8	834.6	6%

Consolidated revenues for the three months ended September 30, 2006 increased $840.1 as compared to the three months ended September 30, 2005. The acquired operations of Corus Aluminum, ALSCO, Tomra Latasa, Alumitech and the acquired assets of Ormet accounted for an estimated $578.5 of this increase. Excluding the impact of the acquired businesses, global rolled and extruded products revenues increased $74.9 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as the impact of rising primary aluminum prices and higher shipment levels were partially offset by slightly lower rolling margins. Global recycling segment revenues increased in the third quarter of 2006 as compared to the third quarter of 2005 as a result of the impact of the acquisitions of Alumitech and certain assets of Ormet as well as improved volumes and selling prices resulting from rising primary aluminum prices and higher tolling fees. Global zinc revenues increased $88.6 in the third quarter of 2006 as compared to the third quarter of 2005 as the average London Metal Exchange (“LME”) zinc prices were approximately 159% higher in the third quarter of 2006 as compared to the third quarter of 2005.

Global rolled and extruded products revenues

Global rolled and extruded products revenues for the three months ended September 30, 2006 increased $607.1 as compared to the three months ended September 30, 2005. The increase in revenues resulted primarily from the acquisition of Corus Aluminum, which generated revenues of $404.9, as well as the fourth quarter 2005 acquisitions of ALSCO and certain of the assets acquired from Ormet, which generated revenues of $126.1 in the three months ended September 30, 2006. Further, a 38% increase in the average price of primary aluminum in the third quarter of 2006 as compared to the third quarter of 2005 increased revenues by an estimated $69.4. Shipment levels in the three months ended September 30, 2006, excluding the impact of the acquired businesses, increased 9% which increased revenues by approximately $10.0, over the prior year period when inventory destocking in several key end-use markets negatively impacted the segment’s results.

Global recycling revenues

Global recycling revenues increased $144.8 in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 partly as a result of our acquisitions of Alumitech, Tomra Latasa and certain assets of Ormet, which produced approximately 68.5 pounds and generated revenues of $47.5 in the three months ended September 30, 2006. Pounds processed at our other recycling facilities decreased as a result of shifting certain recycling facilities to the global rolled and extruded products segment beginning in 2006. Management estimates that global recycling segment revenues would have been lower by approximately $5.7 in the three months ended September 30, 2005 as a result of this change. Segment revenues for the three months ended September 30, 2005 have not been restated. Exclusive of this change and the impact of the acquired businesses, pounds processed increased by 9% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increased production, coupled with higher selling prices per pound as a result of rising metal prices and higher toll fees increased revenues by approximately $94.4 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Global zinc revenues

Global zinc revenues increased $88.6 in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 driven by an approximate 159% increase in the average LME price of zinc.

Segment income and gross profit

	For the three months ended September 30		Percent change
	2006	2005
Segment income:
Global rolled and extruded products	$45.5	$35.9	27%
Global recycling	22.7	10.7	112
Global zinc	14.2	4.8	196

Total segment income	$82.4	$51.4	60%
Items not included in gross profit:
Segment selling, general and administrative expense	$28.9	$7.7	275%
Equity in loss of affiliates	—	0.1	*
Other (income) expense, net	(3.9)	(0.1)	*

Gross profit	$107.4	$59.1	82%

*	Calculation not meaningful.

Global rolled and extruded products segment income

Global rolled and extruded products segment income for the three months ended September 30, 2006 increased $9.6 as compared to the three months ended September 30, 2005. This increase was due to the acquisition of ALSCO and certain of the assets acquired from Ormet which produced an estimated $13.3 of segment income in the three months ended September 30, 2006. The closure of the Carson rolling mill in March 2006 and shifting production to our lower cost rolling mills in Richmond, Virginia and Uhrichsville, Ohio improved segment income by an estimated $3.3 in the three months ended September 30, 2006. In addition, synergies from the Commonwealth acquisition and productivity benefits improved 2006 third quarter segment income by an estimated $10.3 in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. These increases were partially offset by $11.8 of losses incurred by Corus Aluminum. These losses resulted from the purchase accounting rules under U.S. generally accepted accounting principles which effectively eliminate the profit associated with acquired work-in-process and finished goods inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. This requirement resulted in $9.1 of additional cost of sales recorded in the three months ended September 30, 2006. In addition, the purchase accounting rules also prevented the recognition of substantially all of the economic benefits of settled aluminum and currency derivatives acquired in the Corus Aluminum acquisition. These economic benefits, totaling $23.6 of cash in the three months ended September 30, 2006, were not reflected as realized gains in the global rolled and extruded products segment income. Also decreasing segment income were higher freight, energy and personnel costs of $9.5 in the three months ended September 30, 2006 as compared to the prior year period.

Global recycling segment income

Global recycling segment income for the three months ended September 30, 2006 increased by $12.0 as compared to the same period in 2005 primarily due to productivity initiatives which resulted in a $6.2 increase in segment income in 2006. In addition, the acquired businesses of Alumitech, Tomra Latasa and certain of the acquired assets of Ormet contributed approximately $6.0 of segment income in the three months ended September 30, 2006. Widening scrap spreads and increased volumes increased segment income by $7.1 while higher personnel and other manufacturing costs decreased segment income by $2.4 in the three months ended September 30, 2006 as compared to the comparable period of 2005. Segment income in the three months ended September 30, 2005, which has not been restated, included $0.7 related to the recycling facilities which are now accounted for as part of the global rolled and extruded products segment.

Global zinc segment income

Global zinc segment income increased by $9.4 for the three months ended September 30, 2006 as compared to the same period in 2005. The increase was attributable to the rising average LME zinc price and increased volumes. Our global zinc segment prices its product at a premium to the prevailing LME price and as LME prices rise our zinc operations benefit.

Other expense and income items

	For the three months ended September 30		Percent change
	2006	2005
Selling, general and administrative expense	$52.4	$22.1	137%
Restructuring and other charges	2.6	1.0	160
Unrealized losses (gains) on derivative financial instruments	24.3	(2.7)	*
Interest expense	26.6	9.8	171
Loss on early extinguishment of debt	53.7	—	*
Other (income) expense, net	(12.6)	0.2	*

*	Calculation not meaningful.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $30.3 in the three months ended September 30, 2006 as compared to the prior year period. As a percentage of revenues, SG&A decreased from 4.0% in the three months ended September 30, 2005 to 3.8% during the comparable 2006 period due partially to the increasing selling prices resulting from the rising LME prices of aluminum and zinc. The increase in SG&A expense resulted primarily from the Corus Aluminum acquisition and higher incentive compensation and stock-based compensation expense.

Restructuring and other charges

We recorded charges of $2.6 in the three months ended September 30, 2006, $1.5 of which relates to fees incurred as a result of our pending merger with TPG. We recorded $0.7 of lease termination costs and asset impairments resulting from the closure of a portion of our former headquarters in Irving, Texas in the three months ended September 30, 2005. In addition we recorded $0.3 of employee relocation benefits related to restructuring and integration plans resulting from the acquisition of Commonwealth.

Unrealized losses (gains) on derivative financial instruments

Unrealized gains and losses on derivative financial instruments represent the change in the fair value of derivative financial instruments that do not qualify for deferral of gains and losses under the provisions of SFAS No. 133, as amended. The reversal of unrealized gains recorded during the second quarter of 2006 related to currency option contracts hedging a portion of the purchase price of Corus Aluminum accounted for $12.5 of the unrealized losses recorded in the three months ended September 30, 2006. The remaining unrealized losses reflect the reversal of previously recorded unrealized gains on settled commodity and currency derivatives as well as the movement in fair value of open derivative financial instruments during the three months ended September 30, 2006.

Interest expense

Interest expense in the three months ended September 30, 2006 increased $16.8 from the comparable period of 2005. The increase resulted from higher levels of debt outstanding as a result of the 2005 acquisitions and the Corus Aluminum acquisition.

Loss on early extinguishment of debt

In connection with the Corus Aluminum acquisition, we refinanced substantially all of our existing indebtedness on August 1, 2006. As a result of this refinancing, we incurred charges of $53.7 in the three months ended September 30, 2006 related to the prepayment premiums associated with our existing senior and senior secured notes and the write-off of existing deferred financing costs and debt discounts.

Other (income) expense, net

During the three months ended September 30, 2006, we recorded other income of $9.8 related to the settlement of currency option contracts that had hedged a portion of the Corus Aluminum purchase price. In addition, we recorded a gain of $1.9 related to the sale of certain assets at a closed global recycling facility during the three months ended September 30, 2006.

Provision for income taxes

Our effective tax rate was 37.0% and (8.2)% for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate for the three months ended September 30, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction that was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the three months ended September 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain the existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the tax valuation allowances will result in a reduction in the otherwise determinable income tax expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues and Production

The following tables show revenues by segment, shipment data for our global rolled and extruded products segment, processing data for our global recycling and global zinc segments and the percentage changes from the prior year period:

	For the nine months ended September 30		Percent change
	2006	2005
Revenues:
Global rolled and extruded products	$1,767.9	$942.8	88%
Global recycling	1,110.3	708.9	57
Global zinc	397.4	175.1	127
Intersegment revenues	(20.2)	(23.3)	(13)

Consolidated revenues	$3,255.4	$1,803.5	81%

Pounds shipped:
Global rolled and extruded products	1,070.9	698.7	53%

Pounds processed:
Global recycling	2,452.6	2,333.3	5%
Global zinc	188.1	171.2	10

Total recycling pounds processed	2,640.7	2,504.5	5%

Consolidated revenues for the nine months ended September 30, 2006 increased $1,451.9 as compared to the nine months ended September 30, 2005. The acquired operations of Corus Aluminum, ALSCO, Tomra Latasa, Alumitech and the acquired assets of Ormet accounted for an estimated $924.1 of this increase. Excluding the impact of the acquired businesses, global rolled and extruded products segment revenues increased $46.3 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as lower shipment levels and slightly lower rolling margins were offset by the impact of the rising price of primary aluminum. Global recycling segment revenues increased in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as a result of the impact of the acquisitions of Alumitech, Tomra Latasa, and certain assets of Ormet as well as improved volumes and selling prices which were driven partly by the rising price of primary aluminum as well as higher tolling fees. Global zinc revenues increased $222.3 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as average LME zinc selling prices were approximately 129% higher in nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Global rolled and extruded products revenues

Global rolled and extruded products revenues for the nine months ended September 30, 2006 increased $825.1 as compared to the nine months ended September 30, 2005. The increase in revenues primarily resulted from the Corus Aluminum acquisition, which generated revenues of $404.9, as well as the fourth quarter 2005 acquisition of ALSCO and certain of the assets acquired from Ormet, which contributed revenues of $372.7 in the nine months ended September 30, 2006. Further, a 31% increase in the average price of primary aluminum in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 increased revenues by an estimated $196.4. These factors were partially offset by a 6% reduction in shipment levels, excluding the impact of the acquired businesses, which reduced revenues by approximately

$130.5. In addition to the volume decrease, we experienced a 5% decrease in rolling margins, excluding the impact of the acquired businesses, in the nine months ended September 30, 2006 compared to the unusually strong rolling margins realized in the comparable period of 2005.

Global recycling revenues

Global recycling revenues increased $401.4 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 partially as a result of our acquisitions of Alumitech, Tomra Latasa and certain assets of Ormet, which produced approximately 173.5 pounds and contributed revenues of $146.5 in the nine months ended September 30, 2006. Pounds processed at our other recycling facilities decreased as a result of shifting certain recycling facilities to the rolled and extruded products segment beginning in 2006. Segment revenues for the nine months ended September 30, 2005 have not been restated. Management estimates that global recycling segment revenues would have been lower by approximately $17.5 in the nine months ended September 30, 2005 as a result of this change. Exclusive of this change and acquisitions, pounds processed increased by 6% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increased production, coupled with higher selling prices per pound as a result of rising metal prices and higher toll fees, increased revenues by approximately $292.2 from the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006.

Global zinc revenues

Global zinc segment revenues increased $222.3 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 driven by an approximate 129% increase in the average LME price of zinc and a 10% increase in pounds processed.

Segment income and gross profit

	For the nine months ended September 30		Percent change
	2006	2005
Segment income:
Global rolled and extruded products	$140.3	$123.7	13%
Global recycling	71.0	31.3	127
Global zinc	48.5	14.9	226

Total segment income	$259.8	$169.9	53%
Items not included in gross profit:
Segment selling, general and administrative expense	$51.7	$22.5	130%
Equity in loss of affiliates	—	0.3	*
Other (income) expense, net	(3.0)	0.1	*

Gross profit	$308.5	$192.8	60%

*	Calculation not meaningful.

Global rolled and extruded products segment income

Global rolled and extruded products segment income for the nine months ended September 30, 2006 increased $16.6 as compared to the nine months ended September 30, 2005. The increase was primarily due to the ALSCO acquisition and the impact of certain of the assets acquired from Ormet which produced an estimated $37.0 of segment income in the nine months ended September 30, 2006. The closure of the Carson rolling mill in March 2006 and shifting of production to our lower cost rolling mills in Richmond, Virginia and Uhrichsville, Ohio improved segment income by an estimated $7.0 in the nine months ended September 30, 2006. In addition, synergies from the Commonwealth acquisition and productivity benefits improved segment income by an estimated $31.0 in the nine months ended September 30, 2006 as compared to the prior year. These increases were partially offset by lower shipment levels, excluding the impact of Corus Aluminum, ALSCO and certain assets of Ormet, which decreased segment income by an estimated $15.9, and higher freight, energy costs and personnel costs of $24.6. In addition, as discussed previously, Corus Aluminum incurred losses totaling $11.8 since the acquisition date.

Global recycling segment income

Global recycling segment income for the nine months ended September 30, 2006 increased by $39.7 as compared to the nine months ended September 30, 2005 partly due to the acquisitions of Alumitech, Tomra Latasa and certain assets of

Ormet, which contributed segment income of $17.5 in 2006. In addition, increased volumes and widening scrap spreads increased segment income by $18.9 while productivity initiatives and reduced metal procurement costs increased segment income by $17.8 in the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005. Higher personnel and other manufacturing costs reduced segment income by $12.0 in the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005. Segment income in the nine months ended September 30, 2005, which has not been restated, included $1.8 related to the recycling facilities which are now accounted for as part of the rolled products segment.

Global zinc segment income

Global zinc segment income increased $33.6 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due to the rising LME zinc price in 2006.

Other expense and income items

	For the nine months ended September 30		Percent change
	2006	2005
Selling, general and administrative expense	$108.9	$64.9	68%
Restructuring and other charges	2.3	4.8	(52)
Unrealized losses on derivative financial instruments	7.1	10.4	(32)
Interest expense	54.3	30.1	80
Loss on early extinguishment of debt	53.7	—	*
Other (income) expense, net	(11.3)	(0.1)	*

*	Calculation not meaningful.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $44.0 in the nine months ended September 30, 2006 compared to nine months ended September 30, 2005 primarily as a result of the Corus Aluminum acquisition and the acquisitions made in 2005. As a percentage of revenues, SG&A decreased from 3.6% in the nine months ended September 30, 2005 to 3.3% in the nine months ended September 30, 2006 due partly to the increasing selling prices resulting from the rising LME prices of aluminum and zinc. The increase in SG&A expense was also impacted by higher incentive compensation and stock-based compensation expense

Restructuring and other charges

We recorded charges of $2.3 in the nine months ended September 30, 2006, $1.5 of which related to costs associated with the pending merger with TPG. In addition, we revised our estimate for employee severance and benefit costs related to the closure of our Carson, California rolling mill in the second quarter of 2006 and, as a result, reduced restructuring and other charges by $0.3.

We recorded restructuring and other charges totaling $2.5 associated with the termination or relocation of certain Aleris corporate personnel incidental to the acquisition of Commonwealth in the nine months ended September 30, 2005. We also vacated a portion of our former headquarters located in Irving, Texas and recorded charges totaling $1.2 related to the terminated lease and $0.3 of asset impairments. Additionally, during the nine months ended September 30, 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at another recycling facility. As a result, we determined that the book value of these assets was not supportable by estimated future cash flows and we recorded an $0.8 non-cash impairment charge to reduce these assets to their estimated fair values at March 31, 2005.

Unrealized gains (losses) on derivative financial instruments

Unrealized gains and losses on derivative financial instruments represent the change in the fair value of derivative financial instruments that do not qualify for deferral of gains and losses under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended.

Interest expense

Interest expense in the nine months ended September 30, 2006 increased $24.2 as compared to the nine months ended September 30, 2005. The increase is due to the higher levels of debt outstanding as a result of the Corus Aluminum acquisition and our 2005 acquisitions.

Loss on early extinguishment of debt

In connection with the Corus Aluminum acquisition, we refinanced substantially all of our existing indebtedness on August 1, 2006. As a result of this refinancing, we incurred charges of $53.7 in the nine months ended September 30, 2006 related to the prepayment premiums associated with our existing senior and senior secured notes and the write-off of existing deferred financing costs and debt discounts.

Other (income) expense, net

Other income in the nine months ended September 30, 2006 is comprised of the gain on the sale of assets at a global recycling facility and gains from the settlement of currency option contracts used to hedge a portion of the purchase price paid to acquire Corus Aluminum.

Provision for income taxes

Our effective tax rate was 36.8% and 4.2% for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2006 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of differences in international tax rates, state and local income taxes, and the manufacturing deduction that was enacted in the American Jobs Creation Act of 2004. The effective tax rate for the nine months ended September 30, 2005 differed from the federal statutory rate applied to earnings before income taxes primarily as a result of the reversal of deferred tax valuation allowances against U.S. federal deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Debt Refinancing

In conjunction with the Corus Aluminum acquisition, we entered into a $750.0 asset backed multi-currency lending credit facility, or the ABL Facility, a $650.0 term loan facility, or the Term Loan Facility, and a $505.0 senior unsecured facility, or the Senior Unsecured Facility. In addition to funding the purchase price of the Corus Aluminum acquisition, we used the proceeds from these facilities to refinance substantially all of our existing indebtedness and pay fees and expenses associated with the acquisition and refinancing. Amounts outstanding under our existing senior credit facility were repaid and that agreement was terminated on August 1, 2006. We also completed a tender offer to redeem substantially all of the outstanding 10 3/8% senior secured notes and 9% senior notes and repaid all of the amounts outstanding under our German recycling operation’s credit facilities and $59.0 of Corus Aluminum’s outstanding indebtedness. We incurred charges during the nine months ended September 30, 2006 of $37.3 related to prepayment premiums associated with the 10 3/8% senior secured notes and 9% senior notes and $16.4 related to the non-cash write-off of existing debt issuance costs and discounts.

ABL Facility

The ABL Facility is a $750.0, five-year revolving credit facility which permits borrowings in multiple currencies of up to $690.0 by our U.S. and European subsidiaries and $60.0 by our Canadian subsidiaries. We pay interest at rates per annum equal to, at our option, either LIBOR plus a margin ranging from 1.25% to 2.00% as determined based on levels of borrowing availability which is reset each quarter, or the prime rate of Deutsche Bank AG NY Branch plus a margin ranging from 0.25% to 1.00% as determined based on levels of borrowing availability which is reset each quarter. At September 30, 2006, the average interest rate on borrowings outstanding under this facility was 6.40%. The ABL Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the current assets and a second priority interest in substantially all other tangible and intangible assets, all of the assets of the Canadian borrowers, and the accounts receivable of the European borrowers. Advances under the ABL Facility are subject to domestic and appropriate Canadian and European borrowing base calculations. The borrowing base is comprised of eligible accounts receivable and inventory of those entities. As of September 30, 2006, we estimate that our borrowing base would have supported borrowings of $700.9. After giving effect to the $391.9 of outstanding borrowings as well as outstanding letters of credit of $20.0, we had $289.0 available for borrowing as of September 30, 2006. In addition, any time excess availability under the ABL Facility is less than the greater of (a) $65.0 or (b) 10% of the borrowing base, the ABL Facility has a minimum fixed charge coverage ratio requirement of 1.10 to 1.00.

Term Loan Facility

The Term Loan Facility is a $650.0, seven-year facility and includes $399.0 of U.S. borrowings and €195.6 (approximately $248.0) of European borrowings. The Term Loan Facility is payable at a rate of 1.00% per annum in equal quarterly installments during the first 81 months thereof, with the balance payable at final maturity. In addition, we are required to prepay the Term Loan Facility with 50.0% of our annual excess cash flows, as defined, and the net cash proceeds from the sale of fixed assets, insurance recoveries, and the issuance of additional debt, except in certain situations. We pay interest at rates per annum equal to, at our option, either the EURIBOR plus a margin of 2.50% (2.75% for European borrowings), or the higher of (a) the Federal Funds rate plus 0.50% or (b) the prime rate of Deutsche Bank AG NY Branch each plus 1.50%. At September 30, 2006 the average interest rate on outstanding borrowings under this facility was 7.16%. The Term Loan Facility is secured by substantially all of the assets of our wholly-owned domestic subsidiaries, including a first priority security interest in the fixed assets of our wholly-owned U.S. subsidiaries and a second priority interest in the current assets and substantially all other tangible and intangible assets of our wholly-owned subsidiaries. All obligations of the European borrowers are secured by the assets of our German holding company and its wholly-owned subsidiaries (other than our Belgian subsidiaries and other subsidiaries which are prohibited by local law from providing such security interests).

Senior Unsecured Facility

The Senior Unsecured Facility is a $505.0, eight-year facility due in 2014. The facility bears interest at LIBOR plus an applicable margin. At September 30, 2006 the average interest rate on outstanding borrowings under this facility was 8.82%. Borrowings under the Senior Unsecured Facility are guaranteed by our wholly-owned U.S. subsidiaries.

The terms of the ABL Facility, Term Loan Facility and the Senior Unsecured Facility significantly restrict and, in some cases, prohibit our ability and the ability of most of our subsidiaries to:

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

Cash Flows from Operations

Cash flows generated from our operating activities were $150.8 in the nine months ended September 30, 2006 and $113.6 in the nine months ended September 30, 2005. Operating cash flows primarily reflect our strong operating performance in the nine months ended September 30, 2006. Negatively impacting operating cash flows were higher accounts receivable balances primarily due to a $164.6 increase in revenues during the month of September 2006, excluding Corus Aluminum, as compared to December 2005. Our consolidated days sales outstanding have decreased from 43 days at December 31, 2005 to 38 days at September 30, 2006. The rising price of primary metals contributed to the $105.0 increase in accounts payable and accrued expenses however, the impact of the rising metal prices on inventory was mitigated by reduced volumes at September 30, 2006 as compared to December 31, 2005.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect the Corus Aluminum cash purchase price of $825.1, net of cash acquired, and capital expenditures. During the nine months ended September 30, 2006, cash used for capital expenditures totaled $53.5 compared to $38.9 in the comparable period of 2005. Capital expenditures in 2006 relate primarily to expansions at our rolling mills in Lewisport, Kentucky and Uhrichsville, Ohio.

Overall capital expenditures for 2006 are expected to be approximately $100.6.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations, including our debt refinancing in August 2006. Net cash provided by our financing activities was $826.0 for the nine months ended September 30, 2006, compared to $15.7 of cash used by financing activities for the nine months ended September 30, 2005. Cash of $1.5 was received during the nine months ended September 30, 2006 from the exercise of 148,220 employee stock options.

Contractual Obligations

As a result of the Corus Aluminum acquisition and the related refinancing, our contractual obligations related to long-term debt and raw material purchase obligations have changed substantially from those reported in our Form 10-K for the year ended December 31, 2005. For further information on long-term debt obligations, see Note I of the Notes to Consolidated Financial Statements. Substantially all of our long-term debt obligations carry variable interest rates for which estimating future interest payments is not practicable.

In addition to the raw material purchase obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, we have assumed Corus Aluminum’s obligations to make future payments under various raw material supply contracts and have also entered into a metal supply agreement with Corus Group plc.

The following presents our present long-term debt obligations as well as those raw material purchase obligations associated with Corus Aluminum:

	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt obligations	$1,574.1	$14.1	$16.2	$15.4	$1,528.4
Raw material purchase obligations associated with Corus Aluminum	2,807.4	846.8	1,537.9	422.7	—

EBITDA

We report our financial results in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. However, our management believes that certain non-GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-GAAP financial measure that we believe provides investors and other users of our financial information with useful information. Management uses EBITDA as a performance metric and believes this measure provides additional information commonly used by our stockholders, noteholders and lenders with respect to the performance of our fundamental business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs.

Our EBITDA calculations represent net income, before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our ABL Facility and our Term Loan Facility. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under the loan agreement for our ABL Facility.

Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
EBITDA	$18.7	$52.1	$211.2	$152.3
Interest expense	(26.6)	(9.8)	(54.3)	(30.1)
Interest income	0.9	0.6	1.5	1.2
Provision for income taxes	14.7	2.4	(35.0)	(3.8)
Depreciation and amortization	(31.7)	(13.7)	(63.4)	(39.8)
Minority interest, net of provision for income taxes	(0.2)	(0.1)	(0.6)	(0.3)

Net (loss) income	$(24.2)	$31.5	59.4	$79.5
Depreciation and amortization	31.7	13.7	63.4	39.8
Provision for (benefit from) deferred income taxes	(15.9)	(11.0)	(2.9)	(13.4)
Excess income tax benefits from exercise of stock options	(0.6)	—	(3.6)	—
Restructuring and other charges:
Charges	2.6	1.0	2.3	4.8
Payments	(2.2)	(1.3)	(5.9)	(3.9)
Non-cash loss on early extinguishment of debt	16.4	—	16.4	—
Stock-based compensation expense	2.6	0.8	7.1	2.3
Equity in earnings of affiliates	—	0.1	—	0.3
Unrealized losses (gains) on derivative financial instruments	24.3	(2.7)	7.1	10.4
Other non-cash charges	—	1.2	3.7	3.7
Net change in working capital	49.5	17.0	3.8	(9.9)

Cash provided by operating activities	$84.2	$50.3	$150.8	$113.6

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of our derivative instruments under SFAS No. 133, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change to our critical accounting policies or estimates during the three months ended September 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payments,” issued by the Financial Accounting Standards Board (FASB) in December 2004. The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123; however, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

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

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests decreased by $0.7 and $2.1, and net income decreased by $0.4 and $1.3 for the three and nine months ended September 30, 2006, respectively. Basic and diluted earnings per share decreased by $.01 and $.04 for the three and nine months ended September 30, 2006, respectively. Total stock-based compensation expense for the three and nine months ended September 30, 2006 was $2.6 and $7.1, respectively, and included $1.8 and $4.6, respectively, related to non-vested shares and share units, the accounting for which was not impacted by SFAS No. 123(R). In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. Total stock-based compensation expense for the three and nine months ended September 30, 2005 was $0.9 and $2.5, respectively. For the nine months ended September 30, 2006, $3.6 of excess tax benefits were reported as cash flows from financing activities. At September 30, 2006, unamortized compensation expense related to those stock options and non-vested shares and share units expected to vest totaled $12.4 and will be recognized over a weighted average period of 1.9 years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation as required. We are currently evaluating the impact of this Interpretation on our financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of SFAS Nos. 87 and 106 will be recognized in the balance sheet, net of tax, as a component of other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158 on our financial statements.

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

COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into futures and options contracts. In our global zinc segment, most of the unrealized future gains and losses on these futures and options contracts qualify for deferred treatment under SFAS No. 133. As a result, unrealized gains and losses related to the effective portions of these hedges are recorded in other comprehensive (loss) income within our consolidated balance sheet until the underlying transaction impacts earnings. The futures and options contracts entered into by our global rolled and extruded products segment and the majority of those contracts entered into by the global recycling segment have not met the requirements for the election to defer or offset unrealized gains and losses under SFAS No. 133, resulting in immediate recognition of the unrealized gains and losses in the income statement. The unrealized gains and losses recognized in the statement of operations are not included in management’s determination of segment profit and loss.

Aluminum Hedging

The global rolled and extruded products segment conducts a substantial amount of hedging activity in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment. These cash flow hedges do not meet the required effectiveness criteria established in SFAS No. 133 for deferral of gains and losses, although management believes that the majority of the derivative contracts assumed in the Corus Aluminum acquisition, or subsequently entered into on Corus Aluminum’s behalf, will meet the effectiveness tests in the future as the systems to designate and document the hedging relationship and monitor the ongoing assessments of effectiveness are put into place. As a result, all cash flow hedges entered into by the global rolled and extruded products segment are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the statement of income.

In addition, the global rolled and extruded products segment has entered into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We have designated these futures contracts as fair value hedges. Like the cash flow hedges, the fair value hedges do not meet the required effectiveness criteria established in SFAS No. 133. As a result, gains and losses on fair value hedges are marked-to-market each reporting period with the corresponding unrealized gains and losses reflected in the statement of operations with no offset to the carrying value of the hedged inventory.

Global rolled and extruded products segment income included realized gains (losses) of $3.3 and $0 in the three months ended September 30, 2006 and 2005, respectively, and realized (losses) gains of $(5.9) and $4.1 in the nine months ended September 30, 2006 and 2005, respectively, related to settled metal hedging contracts.

The global recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments. The unrealized gains and losses on the majority of the global recycling segment’s forward contracts do not qualify for deferred treatment under SFAS No. 133. As a result, these derivative contracts are recorded at fair value with unrealized gains and losses recognized currently in the statement of operations.

For the three months ended September 30, 2006 and 2005, global recycling segment income included realized (losses) gains of $(0.2) and $0.4, respectively, and realized losses of $(3.3) and $0.5 in the nine months ended September 30, 2006 and 2005, respectively, related to settled metal hedging contracts.

Zinc Hedging

In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these hedges are included within other comprehensive (loss) income while the ineffective portions are included within unrealized (gains) losses on derivative financial instruments. These contracts are settled in the month of the corresponding production or shipment.

For the three months ended September 30, 2006 and 2005, global zinc segment income included realized gains (losses) of $1.8 and $0.2, respectively, and realized gains (losses) of $0.3 and $(0.3) in the nine months ended September 30, 2006 and 2005, respectively, related to settled metal hedging contracts

Natural Gas Hedging

Natural gas is the principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in cost of sales in the same period as the underlying gas purchases. (Losses) gains on the settlement of these contracts totaled $(0.2) and $4.8 for the three months ended September 30, 2006 and 2005, respectively, and $2.7 and $8.0, respectively, for the nine months ended September 30, 2006 and 2005 and were included within cost of sales.

FINANCIAL RISK

Currency

The Corus Aluminum acquisition has increased our exposure to fluctuations in currencies as certain of the purchases and sales entered into by Corus Aluminum are denominated in currencies other than their functional currency. We have assumed and entered into foreign currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the foreign currency forward contracts do not currently meet the effectiveness tests of SFAS No. 133 and, as a result, the changes in their fair value are recorded within unrealized gains and losses on derivative financial instruments within the statement of operations until settlement. Realized gains on settled currency derivatives totaled approximately $9.8 and resulted from the settlement of option contracts used to hedge a portion of the purchase price paid for Corus Aluminum.

Interest Rates

We have historically funded, and intend to continue to fund, our operations from our existing credit facilities. After the refinancing discussed above, substantially all of our indebtedness bears interest at variable rates. As a result, we may elect to enter into derivative financial instruments, such as interest rate swaps, to mitigate our exposure to fluctuations in these rates.

FAIR VALUES

The following table shows the fair values of outstanding derivative contracts at September 30, 2006:

Derivative	Fair value	Deferred gain (loss), net
Aluminum cash flow hedge	$71.7	$—
Aluminum fair value hedge	(1.5)	—
Zinc	1.3	0.8
Natural gas	1.8	0.4
Currency forward contracts	6.9	—

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of September 30, 2006, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of September 30, 2006 and based on that evaluation of Aleris’s disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this report, Aleris’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Aleris in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2006, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2005 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Tomra Latasa Reciclagem, ALSCO Holdings, Inc., certain operations of Ormet Corporation and Alumitech, Inc., all of which were acquired during the year ended December 31, 2005, from the scope of its assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). Based on this guidance, our management intends to exclude the downstream aluminum business of Corus Group plc (“Corus Aluminum”), which was acquired on August 1, 2006, from the scope of its assessment of internal controls over financial reporting as of December 31, 2006.

Changes in Internal Control over Financial Reporting

Except as required in connection with our acquisition of Corus Aluminum, there have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The operations of Aleris, Corus Aluminum and the 2005 Acquisitions may not be integrated successfully.

The integration of the operations of Corus Aluminum involves consolidating products, operations and administrative functions of two companies that previously operated separately. Achieving the anticipated benefits of the combination of Aleris and Corus Aluminum will depend in part upon our ability to integrate the two businesses in an efficient and effective manner. The integration of two businesses that have previously operated separately faces significant challenges, and we may be unable to accomplish the integration successfully. In addition, we will need to continue integrating the acquisitions of ALSCO Holdings, Inc., Alumitech, Inc., Tomra Latasa Reciclagem, and certain assets of Ormet Corporation (the “2005 Acquisitions”).

In particular, the need to coordinate geographically dispersed organizations and address possible differences in corporate cultures and management philosophies may increase the difficulties of the integration of Corus Aluminum. Additionally, we may incur substantial expense in our efforts to integrate the information technology systems of Aleris, Corus Aluminum and the 2005 Acquisitions, and these efforts may not prove successful. The integration of Aleris, Corus Aluminum and the 2005 Acquisitions may take longer than planned and may be subject to unanticipated difficulties and expenses. The integration of these acquisitions will require the dedication of significant management resources and may temporarily distract management’s attention from the day-to-day businesses of our company. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. We may lose key personnel from the acquired organizations and employees in the acquired organizations may be resistant to change and may not adapt well to our corporate structure. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel.

Any inability of management to successfully integrate the operations of Corus Aluminum and the 2005 Acquisitions with Aleris could result in our not achieving the projected efficiencies, cost savings and synergies of these transactions and could adversely affect our businesses and financial condition.

We continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions by us that may take place following completion of the merger.

If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to achieve all of the operating synergies targeted through focused integration of acquisitions, focused productivity improvements and capacity optimization, further enhancements of our business and product mix, expansion in selected international regions, opportunistic pursuit of strategic accretive acquisitions and management of key commodity exposures.

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

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions or the increase of operating costs. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to under-perform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition and results of operations. Economic downturns in regional and global economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly mitigate the effect of cyclical downturns.

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

We had substantial historical net losses prior to 2005 and we had a net loss in the third quarter of 2006, and any continuation of net losses in the future may reduce our ability to raise needed capital.

We reported net losses for the years ended December 31, 2001, 2002, 2003 and 2004 and for the third quarter of 2006. Our ability to continue operations may become increasingly constrained if we incur net losses in the future.

If we sustain net losses in future periods, our ability to raise needed financing, or to do so on favorable terms, may be limited if losses are taken into account by the organizations that issue investment ratings on our indebtedness. Our debt ratings would continue to remain below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors would not purchase debt securities that are not rated in an investment grade rating category. Also, any rating assigned may not remain in effect for any given period of time and could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating could further increase our borrowing costs.

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

Although no material weaknesses in internal control over financial reporting were noted as of December 31, 2005, we may experience future material weaknesses, in particular with respect to acquired businesses. The occurrence of one or more material weaknesses could have an adverse effect on our business, results of operations, financial condition and liquidity.

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

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. LME primary aluminum metal prices declined by approximately 45% between 1988 and 2002 and rose approximately 91% from December 2002 to September 2006. Metallics, primary aluminum metal, aluminum and zinc scrap and aluminum dross, represent the largest component of our costs of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. We meet our remaining requirements with purchased primary metals. We have limited control over the price or availability of these supplies in the future.

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

We purchase LME futures and options contracts to reduce exposure to the risk of changes in metal prices. Despite the use of LME futures contracts, we remain exposed to the variability in prices of scrap metal. While scrap metal is priced in relation to prevailing LME prices, it is also priced at a premium or discount to LME metal prices (depending on the quality of the material supplied). This premium or discount is referred to in the industry as the “scrap spread” and fluctuates depending on market conditions. Furthermore, our global rolled and extruded products segment is exposed to variability in the market price of a transportation differential (referred to as “Midwest Premium” in the United States and “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver metal from the smelter to the manufacturing facility. This transportation differential also fluctuates in relation to market conditions. Our global rolled and extruded products segment follows a pattern of increasing or decreasing its selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam.

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

Our business is exposed to risks related to customer concentration. In 2005, on a pro forma basis, our ten largest customers were responsible for approximately 18% of our consolidated revenues. No one customer accounted for more than 5% of our pro forma revenues in 2005. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and dedicated arrangements with customers where appropriate carries the inherent risk of increased dependence on a single or few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

On a pro forma basis, approximately 77% of our sales volume for the year ended December 31, 2005 was with customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.

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

We may not be able to compete successfully in the industry segments we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, lower our selling prices and reduce sales volumes.

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

We have aluminum recycling operations in Germany, the United Kingdom, Mexico and Brazil and magnesium recycling operations in Germany and the Netherlands. As a result of the Corus Aluminum acquisition, we also have rolled products and extrusions operations in Germany, Belgium, Canada and China. In addition, we are in the process of constructing a zinc recycling facility in China. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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

The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. Dollar against these currencies will have a negative impact on reported revenues and operating profit while depreciation of the U.S. Dollar against these currencies will have a positive effect on reported revenues and operating profit.

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

Processing and manufacturing activities at current and formerly owned and operated properties and adjacent areas have resulted in environmental impacts requiring remediation. We are subject to indemnification obligations to third parties for certain of these properties. Financial responsibility for the remediation of contaminated property or for the amelioration of damage to natural resources can be imposed on us where current or prior operations have had an environmental impact. Such liability can include the cost of investigating and cleaning up contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property, and other toxic tort claims, as well as lost or impaired natural resources. In addition Corus has agreed to indemnify us for certain known environmental liabilities relating to the facilities of Corus Aluminum. However, if Corus becomes unable to, or otherwise does not, comply with its indemnity obligations in the future, we could become subject to significant liabilities. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for some of these matters, meaning that a person can be held liable without regard to fault for all costs even though others were also involved in causing them. These costs have not been material to net income (loss) for any accounting period since January 1, 2001. However, future remedial requirements at current and formerly owned or operated properties or adjacent areas, or identification of previously unknown conditions, could result in liabilities significantly in excess of this amount.

Currently and from time to time, the Company is a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are in discussions with government authorities for the purpose of resolving similar issues that have arisen at a number of our facilities in different states. At present, discussions are not sufficiently advanced to determine the scope of relief or the amount of penalties. However, with respect to these pending proceedings, the Company does not anticipate that the amount of penalties would have a material adverse effect on our financial position or results of operations.

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

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities, one zinc recycling facility and one rolled products facility and reduced the number of furnaces we operate at other U.S. facilities. Continued under-utilization at our U.S. aluminum facilities could result in additional write-downs and impairment charges. In addition, the carrying value of certain of our properties could be reduced in the future if the fair value of these assets were to decline in the future, resulting in additional asset impairment charges at that time.

Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

At September 30, 2006, we had $1,578.6 of debt and, as a result, significant debt service obligations Our substantial level of debt and debt service obligations could have important consequences including the following:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreements which govern our indebtedness;

•	limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting;

•	exposing our cash flows to changes in floating rates of interest such that a 1% increase in floating rates will negatively impact our cash flows by approximately $16.3 million;

•	imposing additional restrictions on the manner in which we conduct our business under financing documents, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•	reducing the availability of our cash flows to fund our working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

COMPANY PURCHASES OF EQUITY SECURITIES

Month(2006)	Total Number of Shares Purchased(1)	Average Price ($) Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	12,412	39.87
August 1 through August 31	—	—
September 1 through September 30	—	—

Total	12,412	39.87

(1)	Purchase of shares by the Company from holders of restricted stock upon the lapse of restrictions to satisfy the holder’s tax withholding obligations. The terms of each purchase were set forth in each holder’s grant of restricted stock and in the Company’s 1997 Stock Incentive Plan, as amended.

ITEM 6. EXHIBITS

Number	Description
10.1	ABL Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent, PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.2	Term Loan Agreement, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.3	Senior Unsecured Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG Cayman Islands Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, and PNC Bank National Association and Key Bank National Association as co-documentation agents (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.4	Management Services Agreement between Corus Aluminum Walzprodukte GmbH and Mr. Alfred Haszler (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.5	Prolongation Letter for Mr. Alfred Haszler dated September 9, 2006 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.
(Registrant)

Date: November 9, 2006	By:	/S/ ROBERT R. HOLIAN
Robert R. Holian Senior Vice President Controller and Chief Accounting Officer

EXHIBIT INDEX

Number	Exhibit Title
10.1	ABL Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent, PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.2	Term Loan Agreement, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Citicorp North America, Inc., as syndication agent and as collateral agent (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.3	Senior Unsecured Facility, dated August 1, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG Cayman Islands Branch, as administrative agent, Citicorp North America, Inc., as syndication agent, and PNC Bank National Association and Key Bank National Association as co-documentation agents (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.4	Management Services Agreement between Corus Aluminum Walzprodukte GmbH and Mr. Alfred Haszler (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

10.5	Prolongation Letter for Mr. Alfred Haszler dated September 9, 2006 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference).

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.