Form 10-K
period 2006-12-31
Aleris International, Inc.
filed 2007-04-02
CIK 202890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-7170

Aleris International, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-2008280

(I.R.S. Employer Identification No.)

25825 Science Park Drive, Suite 400

Beachwood, Ohio 44122-7392

(Address of principal executive offices) (Zip code)

(216) 910-3400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates is zero. The registrant is a privately held corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2007.

Common Stock, $0.01 par value:    900 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.    BUSINESS.

Introductory Note: This annual report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this annual report under Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” which include descriptions of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s estimation of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved. The discussions of our financial condition and results of our operations may include various forward-looking statements about future costs and prices of commodities, production volumes, market trends, demand for our products and services and projected results of operations. Statements contained in this annual report that are not historical in nature are considered to be forward-looking statements. They include, but are not limited to, statements regarding our expectations, hopes, beliefs, estimates, plans, objectives, goals, strategies, future events or performance, and intentions regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “plan,” “predict,” “project,” “look forward to,” and similar expressions are intended to identify forward-looking statements.

The financial statements contained in this annual report on Form 10-K include the accounts of Aleris International, Inc. and all of its majority owned subsidiaries.

As used in this annual report on Form 10-K, unless the context indicates otherwise:

•	the terms “Aleris,” “we,” “our,” “us” and the “Company” refer to Aleris International, Inc. and its consolidated subsidiaries;

•	the term “Acquisition” means the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Holdings;

•	references to “Holdings” are to Aurora Acquisition Holdings, Inc., a company formed by TPG for the purposes of acquiring us;

•	references to “Merger Sub” are to Aurora Acquisition Merger Sub, Inc., a company formed by TPG for the purposes of acquiring us;

•

references to “Corus Aluminum” are to Corus Aluminium Rolled Products BV, Corus Aluminium NV, Corus Aluminium GmbH, Corus Aluminium Corp., Corus Hylite BV and Hoogovens Aluminium Europe Inc. and certain of their subsidiaries, Corus LP, Corus Aluminum Inc. and a 61% shareholding in Corus Aluminium Extrusions Tianjin Company Limited, which comprised the downstream aluminum business of Corus;

•	references to “Corus” are to Corus Group plc and its subsidiaries;

•	references to “Notes” means the $600.0 million of senior notes (“Senior Notes”) and the $400.0 million of senior subordinated notes (“Senior Subordinated Notes”);

•	references to “TPG” are to Texas Pacific Group;

•

the term “2005 Acquisitions” refers to the acquisition of (i) ALSCO Holdings, Inc. (“ALSCO”) on October 3, 2005 (a manufacturer and fabricator of aluminum sheet products for the building and construction industry), (ii) Alumitech, Inc. (“Alumitech”) on December 12, 2005 (an aluminum recycler and salt cake processor), (iii) Tomra Latasa Reciclagem (“Tomra Latasa”) on August 23, 2005 (a Brazilian aluminum recycler) and (iv) certain assets of Ormet Corporation (“Ormet”) on December 20, 2005 (including rolling mill assets, a recycling operation and an aluminum blanking operation); and

•

references to “2006 Credit Facilities” mean the $750.0 million amended and restated revolving credit facility (the “Revolving Credit Facility”) and the amended and restated term loan facility with maximum borrowings to $825.0 million and €303.0 million (the “Term Loan Facility”).

The financial statements contained in this annual report include the accounts of Aleris and all of its majority-owned subsidiaries. On December 19, 2006 we were acquired by affiliates of TPG. On December 9, 2004, we acquired Commonwealth Industries, Inc., (“Commonwealth”) when it merged with one of our wholly-owned subsidiaries, and changed our name from IMCO Recycling Inc. to Aleris International, Inc. This acquisition resulted in the inclusion of the financial condition and results of operations of Commonwealth with ours effective December 9, 2004.

In this annual report, when we refer to 2004 shipment or financial information presented on a “pro forma” basis, we are giving pro forma effect to the acquisition of Commonwealth and the financing transactions related thereto as if they had occurred on January 1, 2004, and are including the results of operations of Commonwealth (excluding that of its Alflex subsidiary, which was sold in July 2004) with ours for all of 2004.

When we refer to 2006 shipment or financial information presented on a “pro forma” basis, we are giving pro forma effect to the acquisition of Corus Aluminum as if it had occurred on January 1, 2006 and are including the results of Corus Aluminum with ours for all of 2006.

Information in this annual report concerning processing volumes, production capacity, rankings and other industry information, including our general expectations concerning the rolled aluminum products and aluminum and zinc recycling industries, are based on estimates prepared by us using certain assumptions and our knowledge of these industries as well as data from third party sources. This data includes, but is not limited to, data from The Aluminum Association and U.S. Geological Surveys. Such sources generally state that the information contained therein is believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third party sources, nor have we ascertained the underlying economic assumptions relied upon therein.

Company Overview

We are a global leader in aluminum rolled and extruded products, aluminum recycling and specification alloy production. We are also a recycler of zinc and a leading U.S. manufacturer of zinc metal and value-added zinc products that include zinc oxide and zinc dust. We generate substantially all of our revenues from the manufacture and sale of these products. We operate 49 production facilities in North America, Europe, South America and Asia. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located and well positioned to service our customers, which include a number of the world’s largest companies in the aerospace, building and construction, containers and packaging, metal distribution and transportation industries. On a pro forma basis, we generated revenues of $6.0 billion in the year ended December 31, 2006, of which approximately 58% were derived from North America and the remaining 42% were derived from the rest of the world.

Since the end of 2004, we have increased revenues and profitability through a combination of internal growth and productivity initiatives for our existing operations and strategic acquisitions. We have grown significantly through the successful completion of five strategic acquisitions targeted at broadening product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. We focus on acquisitions that are accretive to earnings and from which we expect to be able to realize significant operational efficiencies within 12 to 24 months through the integration process. While we have already achieved substantial savings from our acquisition activity, we believe additional significant synergies remain to be realized, including synergies from our recent acquisition of Corus Aluminum completed on August 1, 2006.

We operate our business in the following global segments and began reporting on that basis in the third quarter of 2006: global rolled and extruded products; global recycling; and global zinc. See “Business Segments” below.

Global Rolled and Extruded Products

We are a producer of rolled aluminum products with leading positions in technically sophisticated applications, including aerospace plate and sheet, brazing sheet and demanding automotive sheet end-uses as well as high-volume applications used in building and construction and general distribution. We produce aluminum sheet, plate and fabricated products using direct-chill and continuous-cast processes. We believe that many of our facilities are state-of-the-art and provide us with proprietary manufacturing processes and a competitive advantage in servicing high-margin, growing end-uses, such as aerospace and heat transfer applications. We compete successfully in these highly technical applications based on our industry-leading research and development capabilities, which have developed over 130 process and alloy patent families. We have 19 production facilities that provide rolled and extruded aluminum products to the major aluminum consuming regions worldwide.

Substantially all of our rolled aluminum products are produced in response to specific customer orders. Our more technically advanced products require the use of primary-based alloys for which we have secured long-term supply agreements for approximately 42% of our expected needs through 2010. Our continuous-cast and common alloy sheet production can utilize primary or scrap aluminum, which allows us to optimize input costs and maximize margins. In addition, to further mitigate the impact of metal prices on our profitability, aluminum costs are passed through to customers for approximately 81% of our rolled product sales, and we strive to manage the remaining key commodity risks through our hedging programs.

We are also a leading producer of soft and hard alloy extruded aluminum profiles targeted at end-uses such as the building and construction, electrical, mechanical engineering and transportation sectors. We have four separate product categories which reflect our customers’ needs, including industrial extrusions, building systems, hard alloys and rail and transport projects. We currently operate one of the largest extrusion presses in the world, which provides us with the capability to produce high-end, value-added products such as larger profiles in addition to the production of hard alloy extrusions for transportation applications. We operate five extrusion product facilities in Europe and China.

Pro forma for the year ended December 31, 2006, shipments of aluminum rolled and extruded products totaled 2.3 billion pounds, establishing us as the number four producer globally based on volume, which accounted for approximately $4.0 billion of revenues.

Global Recycling

We are a leading recycler of aluminum and manufacturer of specification alloys serving customers in North America, Europe and South America. Our global recycling operations primarily convert aluminum scrap, dross (a by-product of the melting process) and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Our specification alloy operations principally service customers in the automotive industry. For the year ended December 31, 2006, approximately 71% of the total pounds shipped by our recycling and specification alloy operations were under tolling arrangements. Tolling arrangements eliminate our metal commodity exposure and reduce our overall working capital requirements. As we only charge our customers a fee for processing the metal, revenues generated from shipments of tolled material are less than for shipments of owned material. Our global recycling network operates 24 strategically located production plants, with 17 in the United States, two in Brazil, three in Germany, and one in each of Mexico and the United Kingdom.

Pro forma for the year ended December 31, 2006, we shipped 2.9 billion pounds of recycled metal and specification alloys, which accounted for approximately $1.5 billion of our revenues.

Global Zinc

We process and recycle zinc metal for use in the manufacture of galvanized steel and produce value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint and in other specialty chemical applications. We operate six zinc facilities in the United States and are in the process of constructing a zinc recycling facility outside of Shanghai, China.

Pro forma for the year ended December 31, 2006, we shipped 384.1 million pounds of zinc products, which accounted for approximately $553.2 million of our revenues.

The Acquisition of Aleris by TPG

On August 7, 2006, we entered into an Agreement and Plan of Merger with Merger Sub and its parent company, Holdings, pursuant to which each share of our common stock (other than shares held in treasury or owned by Holdings, Merger Sub or any direct or indirect subsidiary of us or Holdings, and other than shares held by stockholders who properly demanded appraisal rights) was converted into the right to receive $52.50 in cash, without interest and less any required withholding taxes. As a result of the merger, all of the issued and outstanding capital stock of Holdings is owned, directly or indirectly, by the Investors (as defined below). The merger was structured as a reverse subsidiary merger, under which Merger Sub was merged with and into us at the closing on December 19, 2006, and we are the surviving corporation. As the surviving corporation in the merger, we assumed by operation of law all of the rights and obligations of Merger Sub. We refer to the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Holdings as the “Acquisition.”

The amount of equity contributions made as part of the Acquisition funding was $848.8 million, consisting of amounts contributed by (i) investment funds associated with TPG (collectively, the “Sponsor Funds”) and (ii) certain of our executive officers and members of our senior management (the “Management Participants”). We refer to the Sponsor Funds and the Management Participants collectively as the “Investors.”

TPG financed the purchase of Aleris through application of the proceeds from the Senior Notes and the Senior Subordinated Notes, initial borrowings under the 2006 Credit Facilities, the equity investments described above and our cash on hand. The closing of the Acquisition occurred simultaneously with the closing of the offering of the Senior Notes and the Senior Subordinated Notes, the closing of the 2006 Credit Facilities, and the equity investments described above.

As a result of the Acquisition, we are a wholly-owned subsidiary of Holdings and the Investors directly or indirectly own all of our equity interests. Holdings is an entity that was formed in connection with the Transactions and has no assets or liabilities other than the shares of Aleris.

We refer to these transactions, including the Acquisition and our payment of the costs related to these transactions, collectively as the “Transactions.” In connection with the Transactions, we incurred significant indebtedness and became highly leveraged. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Review of 2006 and Future Outlook” and “—Liquidity and Capital Resources—December 2006 Refinancing” and Note B and Note K of our audited consolidated financial statements included elsewhere in this annual report for a description of the Acquisition, the 2006 Credit Facilities, the Senior Notes and the Senior Subordinated Notes.

The Acquisition of Corus Aluminum by Aleris

On August 1, 2006, we consummated the acquisition of Corus Aluminum, which included Corus’s aluminum rolling and extrusion businesses but not Corus’s primary aluminum smelters. Aggregate net cash consideration for the acquisition was €695.5 million (approximately $885.7 million), subject to adjustment based on the finalization of the working capital delivered and net debt assumed. We currently estimate that the purchase price adjustment will be approximately $65.0 million (approximately €49.2 million) and have included this amount in our determination of the preliminary purchase price allocation and as a current accrued liability in our audited consolidated balance sheet included elsewhere in this annual report. Corus Aluminum generated revenues of $1,850.0 million in 2005.

The acquisition of Corus Aluminum expanded our product offering, increased our participation in high-growth industry segments and strengthened our technology platform. Corus Aluminum’s aircraft plate and sheet and heat exchanger materials introduced new, higher-margin products to our product mix while Corus Aluminum’s automotive body sheet and brazing sheet product offering complemented our existing rolled products capabilities. Additionally, we gained the capability to produce high-quality specialized hard alloy extruded products used in the automotive and aerospace sectors, as well as soft alloy extrusions. While the acquisition of Corus Aluminum strengthened our cross-selling opportunities within our existing automotive, building and construction and packaging end-use applications, it also diversified our business into the heavy transportation, aerospace and engineering industries, which are sectors that have demonstrated strong growth characteristics. The acquisition of Corus Aluminum also increased our participation in important international industry segments. For example, we expanded our presence in existing European sectors, such as the German automotive sector, and gained access to the high-growth economy of China.

Global Aluminum Industry Overview

We participate in select segments of the aluminum industry, including rolled and extruded products, and recycling. The aluminum industry is highly cyclical and is affected by global economic conditions, industry competition, product development and commercialization. Compared to several substitute metals, aluminum is lightweight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminum’s greatest advantage, however, is that it can be recycled again and again without any material decline in performance or quality.

Aluminum prices are determined by worldwide market forces of supply and demand, and, as a result, prices are volatile. The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders and sheet producers and aluminum recyclers. Primary aluminum is a commodity traded and priced daily on the London Metals Exchange (“LME”). Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingots and billets. Aluminum recyclers produce aluminum in molten or ingot form. Ingots and billets are further processed by aluminum sheet manufacturers and extruders to form plate, sheet and foil and extrusions profiles, or they are sold to aluminum traders or to the commodity markets.

We do not mine bauxite, refine alumina, or smelt primary aluminum as part of our business.

Business Segments

Our operating structure includes three reportable global segments: global rolled and extruded products; global recycling; and global zinc. See Note Q of our audited consolidated financial statements included elsewhere in this annual report for financial information about these segments. In connection with the integration of Corus Aluminum, we transitioned from four reportable segments to three reportable segments in the third quarter of 2006. The global rolled and extruded products segment consists of Aleris’s historical rolled products segment and Corus’s rolled products and extruded products businesses. The global recycling segment consists of Aleris’s historical aluminum recycling and international segments. The global zinc segment remained the same.

The percentages of total revenues by segment for the last three fiscal years were as follows. Pro forma 2006 percentages reflect the acquisition of Corus Aluminum as if it had occurred on January 1, 2006:

	For the year ended December 31
Segment	Actual 2006	Pro forma 2006	Actual 2005	Actual 2004
Global rolled and extruded products	57%	66%	51%	8%
Global recycling	31	25	39	76
Global zinc	12	9	10	16

Total	100%	100%	100%	100%

The following is a list of each segment’s principal products and services, end-uses, major customers and competitors:

Segment	Principal products and services	Principal end-use/ product category	Major customers	Competitors
Global rolled and extruded products	Rolled aluminum products ranging from thickness (gauge) of 0.00026 to 23.0 inches in widths of up to 138 inches	Building and construction (roofing, rain ware, siding)	Ply Gem Industries, Norandex/ Reynolds	Quanex Corporation, Jupiter Industries, JW Aluminum

		Metal distribution	Ryerson Inc., Reliance Steel & Aluminum Co., Thyssen-Krupp	Alcoa, Novelis

		Transportation equipment (truck trailers and bodies)	Great Dane, Wabash National Corporation	Alcoa, Quanex Corporation

		Consumer durables	Brunswick Corporation, Kroy Building Products, Inc.	Alcoa, Novelis, Jupiter Industries

		Aircraft plate and sheet	Boeing, Airbus, Embraer and Bombardier	Alcoa, Alcan

		Commercial plate and sheet (tooling, molding, road transport, shipbuilding, LNG transport and silos), brazing coil and sheet (heat exchanger materials)	Thyssen-Krupp, Amari, Behr, DaimlerChrysler, Delphi, Denso, Ford, Valeo and Volkswagen	Alcan, Alcoa, SAPA, Hydro

		Automotive body sheet (inner, outer and structural parts)	Audi, General Motors, DaimlerChrysler, Renault, PSA and Volvo	Novelis, Alcan

Segment	Principal products and services	Principal end-use/ product category	Major customers	Competitors
		Specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	Gillette, SAG	Alcan, Alcoa, Hydro Aluminium, Novelis

		Customized applications (foil stock)	Clondalkin, Comital, Euramax, Hunter Douglas and Alcoa	Alcan, Hydro, Novelis

		Converter foil, fins and tray materials	Sonaca, IGI	Noranda, Novelis, JW

		Coated coil (building and transport sectors)	Residential	Alcoa, Nichols, Jupiter

	Extruded aluminum products ranging from 0.2 to 120.0 kgm	Industrial extrusions (construction, transport and engineering sectors)	BMW, Siemens, Bosch, Bahrat	Hydro, Alcan, Alcoa, SAPA

		BUG building systems		HGW
(windowsills, water bars, roofing products, window systems and balconies)

		Project business extrusions (urban transport systems, high speed trains, mobile bridges for defense purposes and shipbuilding)	Alstom, Bombardier, Breda and Siemens	Alcan, SAPA

		Rods and hard alloy extrusions (automotive parts, aircraft, hydraulic and pneumatic systems and leisure)	Conti Teves, Bosch, TRW	Eural, Alcan, Alcoa, Impol, Fuchs

Global recycling	Recycles aluminum scrap and dross into recycled metal in molten or ingot form	Common alloy sheet (building and construction)	Aleris Rolled Products, Alcoa, Alcan	Scepter, Tennessee Aluminum Processors, Inc.

Segment	Principal products and services	Principal end-use/ product category	Major customers	Competitors
		Aluminum can sheet (containers and packaging)	Alcoa, Logan Aluminum, Novelis, Hydro	Scepter, Tennessee Aluminum Processors, Inc., Smelter Service Corporation, Trimet

	Specification alloys	Automotive	BMW, General Motors, Ford Motor Company, DaimlerChrysler, Contech, a unit of SPX Corporation	Wabash Alloys L.L.C., Remetal Konzelmann/BUS, Bruch

Global zinc	Zinc oxide	Chemical additive in rubber	All major tire and rubber companies	Horsehead Corporation, Zochem, a division of Hudson Bay Mining and Smelting Co. Limited, Purity Zinc Metals, LLC

	Zinc metal	Galvanizing	Most major steel and after-fabrication hot dip galvanizing companies	Horsehead Corporation, individual zinc smelters

	Zinc dust	Chemical additive in paint and coatings	Most major paint companies	Purity Zinc Metals, LLC, Umicore

Global Rolled and Extruded Products

In North America, we produce rolled aluminum products using the continuous casting process at our facility located in Uhrichsville, Ohio, the continuous pelletizing process at our facility in Richmond, Virginia, and the conventional, direct-chill rolling ingot casting process at our multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and Cap-de-la-Madeleine, Canada. We closed our Carson, California rolling mill in 2006 due to its higher cost structure and processing limitations. In addition, we operate coating lines at the Lewisport mill and at our facilities in Bedford, Ohio, Roxboro, North Carolina, Ashville, Ohio and Toronto, Canada. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products are produced in response to specific customer orders.

In Europe, our rolled aluminum products business remelts ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum sheet and plate for use in the transportation, construction, distribution, engineering and packaging industry segments. These operations include rolling mill operations in Germany and

Belgium. The rolling mill in Koblenz, Germany is one of the largest specialized rolling mills in Europe concentrated on aircraft plate and heat exchanger sheet. Additionally, the mill in Duffel, Belgium is the third largest coil and sheet mill in Europe and a top European supplier of automotive body sheet.

We have continued to improve our products and our ability to supply high-quality, innovative materials, most notably to the aerospace sector. We have also developed specialties such as heat-treated, ultra thick aluminum plate and extra wide sheet to meet the requirements of special market sectors such as the aerospace and automotive sectors.

Our extruded products business is a leading producer of soft and hard alloy extruded aluminum profiles targeted at high demand end-uses such as the building and construction, electrical, mechanical engineering and transportation sectors. We operate four separate product categories each of which reflects its customers’ needs, including industrial extrusions, building systems, hard alloys and rail and transport projects. The extruded products business is a leading supplier in its selected product combinations and is focused on sectors with strong customer demand growth such as transport and engineering. The extruded products business includes five extrusion facilities located in Germany, Belgium and China (a joint venture in which we own a 61% participation interest). Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and the project business are concentrated in Bonn, Germany and the joint venture in Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in the world, which is mainly used for long and wide sections for railway, shipbuilding and other applications.

Global Recycling

We offer customers a wide range of metals recycling services and specification alloy products through our aluminum production facilities. Many of our plants in this segment are located near our major customers’ facilities. The close proximity of these plants to our customers’ facilities allows us to provide deliveries of molten aluminum by customized trucks with hot metal crucibles. The molten aluminum is then poured from the crucible into a customer’s furnace, saving the customer the time and expense of remelting ingots. This delivery method lowers our customers’ energy and capital expenses as well as metal melt loss, thereby increasing their productivity. In addition, for the year ended December 31, 2006, 71% of the pounds shipped by our aluminum recycling segment were under “tolling” arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee.

Our German operation supplies specification alloys to the European automobile industry and serves other European aluminum industries from three plants that together have an annual aluminum processing capacity in excess of 900 million pounds. We also recycle magnesium scrap and deliver product to several large automotive companies. Our Swansea, Wales, facility supplies aluminum to a variety of customers. Our facilities in Pindamonhangaba, Brazil supply Brazil’s only can sheet rolling mill and recycle used beverage cans and production scrap for a facility owned by Brazil’s largest manufacturer of aluminum cans. These facilities have a combined annual processing capacity of 200 million pounds. Our facility in Monterrey, Mexico recycles aluminum dross and scrap for several large diecasters. Monterrey has an annual processing capacity of approximately 100 million pounds.

Global Zinc

We process and recycle zinc metal for use in the manufacture of galvanized steel and produce value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint, and in other specialty chemical applications. Our zinc recycling facilities have an annual processing capacity of approximately 290 million pounds.

Sales and Marketing

Global Rolled and Extruded Products

Our rolled and extruded products manufactured by this segment are sold to end-users, as well as to distributors, principally for use in building and construction, transportation, aircraft, consumer durables, electrical, and machinery and equipment industries. Backlog for our global rolled and extruded products as of December 31, 2006 and 2005 was approximately $733.1 million and $120.0 million, respectively. The main customers for our extrusions products are the building and construction, transport (automotive, rail and shipbuilding), electrical and mechanical engineering segments.

Sales of rolled and extruded products are made through the segment’s own sales force, which is strategically located to provide North American coverage, and through a broad network of sales offices and agents in major European countries, the Americas, the Far East and Australia. The majority of our customer sales agreements in this segment are for a term of one year or less.

Global Recycling

Principal customers of this segment’s operations use recycled aluminum to produce can sheet, building and construction, automotive and other aluminum products. Sales of our products and services are made by our dedicated U.S. and international sales force. Customarily, agreements with customers in the aluminum recycling industry are short-term. These agreements usually result from a bidding process in which aluminum producers and metal traders offer to sell materials or to have materials tolled. Consequently, we have historically maintained no significant backlog of orders in this segment.

However, we have long-term contractual arrangements for our recycling services with a number of our largest customers in these segments, including agreements where we have constructed a recycling facility adjacent to a customer’s plant. The remaining terms of these arrangements as of December 31, 2006 range up to six years, although many of these arrangements provide for extensions.

Global Zinc

We sell most of our zinc products directly to end-users. Most of our agreements with zinc customers are for a term of one year or less. We historically have maintained no significant backlog of orders for zinc products.

See Note Q of our audited consolidated financial statements included elsewhere in this annual report for certain financial information by geographic area.

Competition

The worldwide aluminum and zinc industries are highly competitive. Aluminum and zinc also compete with other materials such as steel, plastic and glass for various applications.

Global Rolled and Extruded Products

Our rolled and extruded products business competes in the production and sale of rolled aluminum sheet and extrusion products. In the sectors in which we compete, the industry leaders include Alcoa, Alcan, Novelis, Quanex, Norsk Hydro and Jupiter. In addition, we compete with imported products. We compete with other rolled and extruded products suppliers on the basis of quality, price, timeliness of delivery and customer service. This segment spent $8.7 million for research and development during the year ended December 31, 2006.

Global Recycling

The principal factors of competition in our global recycling segment are price, metal recovery rates, proximity to customers, molten metal delivery capability, environmental and safety regulatory compliance and other types of services. Freight costs also limit the geographic areas in which we can compete effectively. Our largest aluminum competitor in the United States is Wabash Alloys, a secondary aluminum processor, followed by several smaller competitors. The international recycling business is highly fragmented and very competitive. Our major international competitors are Trimet for recycling, and Remetel and Konzelmann/BUS for specification alloys.

Global Zinc

The principal factors of competition in the global zinc segment are price, customer service and product quality. Competition is regionally focused due to high freight costs. Competitors in the zinc recycling industry include Horsehead Corporation, Zochem, Purity Zinc Metals and Umicore as well as a large number of regional and local competitors. For zinc metal, we consider both primary and secondary zinc producers to be competitors.

Raw Materials and Supplies

Global Rolled and Extruded Products

A significant portion of the aluminum metal used by the North American operations is purchased aluminum scrap that is acquired from aluminum scrap dealers or brokers. A significant portion of the aluminum metal used by our European operations is supplied by the primary aluminum business of Corus with the remaining supply coming from a variety of third party primary aluminum suppliers and purchased aluminum scrap acquired from or through aluminum scrap dealers or brokers. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in North America, and that the volume of its purchases assists it in obtaining scrap at competitive prices. The remaining requirements of this segment are met with purchased primary metal, including metal produced in the United States and internationally.

Global Recycling and Global Zinc

Aluminum and zinc scrap and dross represent the largest component of cost of sales for these segments. The availability and price of scrap and dross depend on a number of factors outside of our control, including general economic conditions, international demand for these materials and internal recycling activities by primary aluminum producers. Changes in U.S. and worldwide supply and demand for aluminum and zinc scrap have had and will continue to have an effect on the prices we pay for these raw materials.

The primary sources of aluminum scrap and dross for the global recycling segment include automotive component manufacturers, can stock producers, used beverage cans and aluminum smelters. Many of our aluminum suppliers are also our customers. We also buy aluminum scrap from metal scrap dealers and traders on the open market.

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

Energy Supplies

Our operations are fueled by natural gas and electricity, which represent the third largest component of our cost of sales, after metal and labor costs. We purchase the majority of our natural gas on a spot-market basis. However, in an effort to acquire the most favorable natural gas costs, we have secured some of our natural gas at fixed price commitments. We use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with our natural gas requirements.

Research and Development

In connection with our acquisition of Corus Aluminum, we entered into a five-year research and development agreement with Corus pursuant to which Corus assists us in research and development projects on a fee-for-service basis. Research and development expenses were $8.7 million in the period from January 1, 2006 to December 19, 2006 and were not material for any other period presented in this annual report. Prior to our acquisition of Corus Aluminum, we did not have a research and development program.

Seasonality

Many of our rolled and extruded products, recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger automotive and can sheet demand. Such factors typically result in higher operating income in the first half of the year.

Employees

As of December 31, 2006, we had a total of approximately 8,500 employees, consisting of approximately 2,400 employees engaged in administrative and supervisory activities and approximately 6,100 employees engaged in manufacturing, production and maintenance functions. Collectively, approximately 45% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. Labor relations with employees have been satisfactory.

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

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. Currently and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are in discussions with government authorities for the purpose of resolving similar issues that have arisen at a number of our facilities in different states. At present, discussions are not sufficiently advanced to determine the scope of relief or the amount of penalties. However, with respect to these pending proceedings, we do not anticipate that the amount of penalties would have a material adverse effect on our financial position or results of operations.

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders by agencies in four states for environmental remediation at five sites, two of which are located at our operating facilities.

Our aggregate accrual for environmental matters was $15.0 million and $12.6 million at December 31, 2006 and 2005, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at permitted landfills at our Sapulpa, Oklahoma and Morgantown, Kentucky facilities. If salt cake were ever classified as a hazardous waste in the United States, the costs to manage and dispose of it would increase, which could result in significant increased expenditures.

Our two landfill sites have finite lives and we incur costs related to retiring them. The amounts recognized for landfill asset retirement obligations, as of December 31, 2006, were $8.6 million for our Morgantown, Kentucky landfill and $1.0 million for our Sapulpa, Oklahoma landfill. The related asset retirement costs for each facility was capitalized as a long-lived asset (asset retirement cost), and is being amortized over the remaining useful lives of the landfills. See Note J of our audited consolidated financial statements included elsewhere in this annual report.

Our expected total expenditures for capital improvements regarding environmental control facilities for 2007 are currently expected to be approximately $10.0 million.

ITEM 1A. RISK	FACTORS

Risks Related to Our Business

The operations of Aleris, Corus Aluminum and the 2005 Acquisitions may not be integrated successfully.

The integration of the operations of Corus Aluminum involves consolidating products, operations and administrative functions of two companies that previously operated separately. Achieving the anticipated benefits of the combination of Aleris and Corus Aluminum will depend in part upon our ability to integrate the two businesses in an efficient and effective manner. The integration of two businesses that have previously operated separately faces significant challenges, and we may be unable to accomplish the integration successfully. In addition, we will need to continue integrating the 2005 Acquisitions.

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

We continue to consider strategic alternatives on an ongoing basis, including having discussions concerning potential acquisitions, which may be material.

If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

Our future financial performance and success depend in large part on our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to continue improving our operating results. In particular, we cannot assure you that we will be able to achieve all of the operating synergies targeted through focused integration of acquisitions, focused productivity improvements and capacity optimization, further enhancements of our business and product mix, expansion in selected international regions, opportunistic pursuit of strategic acquisitions and management of key commodity exposures.

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

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal and regulatory developments, general economic conditions, or the increase of operating costs. Any failure to successfully implement our business strategy could adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to underperform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum and zinc. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition and results of operations. Economic downturns in regional and global economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly mitigate the effect of cyclical downturns.

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

We had substantial historical net losses prior to 2005, and any continuation of net losses in the future may reduce our ability to raise needed capital.

We reported net losses for the years ended December 31, 2002, 2003 and 2004. Our ability to continue operations may become increasingly constrained if we incur net losses in the future.

If we sustain net losses in future periods, our ability to raise needed financing, or to do so on favorable terms, may be limited if losses are taken into account by the organizations that issue investment ratings on our indebtedness. Our debt ratings would continue to remain below the “investment grade” category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors would not purchase debt securities that are not rated in an investment grade rating category. Also, any rating assigned may not remain in effect for any given period of time and could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of a rating could further increase our borrowing costs. See “Risks Related to Our Debt,” below.

We may encounter issues under the Sarbanes-Oxley Act that require our management to provide a management report containing an assessment that our internal controls over financial reporting are ineffective.

We are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related Securities and Exchange Commission (the “SEC”) rules, which require our management to assess the effectiveness of our internal control over financial reporting on an annual basis and to include in our annual report on Form 10-K management’s report on that assessment, together with an attestation by our independent registered public accounting firm. If there are any “material weaknesses” in internal control over financial reporting that are identified, then our management is not permitted to conclude in its report that our company’s internal control over financial reporting is effective. As defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Although no material weaknesses in internal control over financial reporting were noted as of December 31, 2006, we may experience future material weaknesses, in particular with respect to acquired businesses. The occurrence of one or more material weaknesses could have an adverse effect on our business, results of operations, financial condition and liquidity.

We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

We require substantial amounts of raw materials and energy in our business, consisting principally of primary-based aluminum, aluminum and zinc scrap, zinc metals and natural gas. Any substantial increases in raw materials or energy costs could cause our operating costs to increase and negatively affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. London Metal Exchange, or LME, primary aluminum prices declined by approximately 47% between 1988 and 2002 and rose approximately 112% from December 2002 to December 2006. Metallics (primary aluminum metal, aluminum and zinc scrap and aluminum dross) represent the largest component of our costs of sales. We purchase scrap primarily from aluminum and zinc scrap dealers. We meet our remaining requirements with purchased primary-based aluminum and zinc. We have limited control over the price or availability of these supplies in the future.

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

After raw material and labor costs, natural gas costs represent the third largest component of our cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. If natural gas costs remain at current levels or increase further, our financial condition and results of operations may be adversely affected. Although we attempt to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in certain of our long-term supply contracts, we may not be able to eliminate the effects of such cost volatility. Therefore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.

We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period.

Significant increases in the price of primary aluminum or aluminum scrap would cause our cost of goods sold to significantly increase and, if not offset by product price increases, would negatively impact our future financial condition and results of operations. Similarly, as we maintain large quantities of base inventory, significant decreases in the price of primary aluminum would reduce the realizable value of our inventory, negatively impacting our future financial condition and results of operations.

We purchase LME forwards, futures and options contracts to reduce our exposure to changes in metal prices. Despite the use of LME forwards and futures contracts, we remain exposed to the variability in prices of scrap metal. While scrap metal is priced in relation to prevailing LME prices, it is also priced at a premium or discount to LME metal (depending on the quality of the material supplied). This premium or discount is referred to in the industry as the “scrap spread” and fluctuates depending on market conditions. Furthermore, our global rolled and extruded products segment is exposed to variability in the market price of a premium differential (referred to as “Midwest Premium” in the United States and “Duty Paid/Unpaid Rotterdam” in Europe) charged by industry participants to deliver metal from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to market and other conditions. Our global rolled and extruded products segment follows a pattern of increasing or decreasing its selling prices to customers in response to changes in the Midwest Premium and the Duty Paid/Unpaid Rotterdam.

We do not account for our aluminum LME forwards, futures and options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on our aluminum derivative financial instruments must be reported in our consolidated results of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operating performance. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened.

Our business is exposed to risks related to customer concentration. In 2006, our ten largest customers were responsible for 23% of our consolidated revenues. No one customer accounted for more than 4% of our revenues in 2006. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and dedicated arrangements with customers where appropriate carries the inherent risk of increased dependence on a single or a few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows. At December 31, 2006, we estimate that $65.0 million of our accounts receivable were payable by U.S. automobile manufacturers or their direct suppliers.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

Approximately 76% of our revenues for the year ended December 31, 2006, were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.

We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

In recent periods prior to 2006, we did not generate sufficient cash flows from operations to fund our capital expenditure requirements. Our operations may not be able to generate sufficient cash flows to service our indebtedness, fund our capital expenditures or provide the ability to raise needed financing on terms favorable to us. If we are not able to reduce our high leverage through the generation of cash flows from our business, we would have to do one or more of the following:

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

Our operations are capital intensive. Our total capital expenditures were approximately $123.9 million, $62.1 million and $44.8 million for 2006, 2005 and 2004, respectively.

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

We may not be able to compete successfully in the industry segments we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, lower our selling prices and reduce our sales volumes.

Aluminum competes with other materials such as steel, plastic and composite materials and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

We compete in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multipurpose mills, some of which are larger and have greater financial and technical resources than we do. We compete with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, and timeliness of delivery, technological innovation and customer service.

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

Additional competition could result in a reduced share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could have a negative effect on our financial condition and results of operations.

As a result of the acquisition of Corus Aluminum, a growing portion of our sales is expected to be derived from our international operations, which exposes us to certain risks inherent in doing business abroad.

We have aluminum recycling operations in Germany, the United Kingdom, Mexico and Brazil and magnesium recycling operations in Germany. As a result of the acquisition of Corus Aluminum, we also have rolled products and extrusions operations in Germany, Belgium, Canada and China. In addition, we are in the process of constructing a zinc recycling facility in China. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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

Processing and manufacturing activities at current and formerly owned and operated properties and adjacent areas have resulted in environmental impacts requiring remediation. We are subject to indemnification obligations to third parties for certain of these properties. Financial responsibility for the remediation of contaminated property or for the amelioration of damage to natural resources can be imposed on us where current or prior operations have had an environmental impact. Such liability can include the cost of investigating and cleaning up contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property, and other toxic tort claims, as well as lost or impaired natural resources. In addition Corus has agreed to indemnify us for certain known environmental liabilities relating to the facilities of Corus. However, if Corus becomes unable to, or otherwise does not, comply with its indemnity obligations in the future, we could become subject to significant liabilities. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for some of these matters, meaning that a person can be held liable without regard to fault for all costs even though others were also involved in causing them. These costs have not been material to net income (loss) for any accounting period since January 1, 2002. However, future remedial requirements at current and formerly owned or operated properties or adjacent areas, or identification of previously unknown conditions, could result in liabilities significantly in excess of this amount.

Currently and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are in discussions with government authorities for the purpose of resolving similar issues that have arisen at a number of our facilities in different states. At present, discussions are not sufficiently advanced to determine the scope of relief or the amount of penalties. However, with respect to these pending proceedings, we do not anticipate that the amount of penalties would have a material adverse effect on our financial position or results of operations.

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

In addition, our landfill assets are subject to charges for asset retirement obligations, which are adjusted over time to recognize the current fair market value of the obligations. We are also subject to charges for impairment or disposal of certain of our long-lived assets and facilities. For instance, over the past three years, we have closed two aluminum recycling facilities, one zinc recycling facility and one rolled products facility and reduced the number of furnaces we operate at other U.S. facilities. Underutilization of our facilities could result in additional write-downs and impairment charges. In addition, the carrying value of certain of our properties could be reduced in the future if the fair value of these assets were to decline in the future, resulting in additional asset impairment charges at that time.

Risks Related to Our Debt

Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2006, our total indebtedness was $2.6 billion. We also had approximately $370.9 million of unused commitments, net of outstanding letters of credit, under our 2006 Credit Facilities. Our substantial level of debt and debt service obligations could have important consequences including the following:

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, which could result in an event of default under the indentures governing the Notes and the agreements governing our other indebtedness;

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

•	exposing our cash flows to changes in floating rates of interest such that a 1% increase in floating rates will negatively impact our cash flows by approximately $15.6 million;

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

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness, in the future. Although the indentures governing our Notes and the 2006 Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. For example, we have the right under our Revolving Credit Facility to request up to $100.0 million of additional commitments, although the lenders will not be under any obligation to provide any such additional commitments. Any increase in commitments will be subject to the absence of a default, and our ability to borrow under our Revolving Credit Facility remains limited by the amount of the borrowing base. In addition, our 2006 Credit Facilities and the Notes allow us to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased.

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such event, we may not have sufficient assets to pay amounts due under the Notes.

The terms of our 2006 Credit Facilities and the Notes restrict us and our subsidiaries from taking various actions such as incurring additional debt under certain circumstances, paying dividends, making investments, entering into transactions with affiliates, merging or consolidating with other entities and selling all or substantially all of our assets. In addition, under certain circumstances, our Revolving Credit Facility requires us to comply with a minimum fixed charge coverage ratio and may require us to reduce our debt or take other actions in order to comply with this ratio. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under our 2006 Credit Facilities and the Notes. A breach of any of these provisions could result in a default under our 2006 Credit Facilities or the Notes, as the case may be, that would allow lenders or noteholders to declare our outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or noteholders could initiate a bankruptcy proceeding or, in the case of the 2006 Credit Facilities, proceed against any assets that serve as collateral to secure such debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ratio of earnings to fixed charges was 2.3x for the period from January 1, 2006 to December 19, 2006 (calculated as described under Item 6—“Selected Financial Data”). Our ability to pay interest on and principal of the Notes and to satisfy our other debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the Notes may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Notes.

The terms of our 2006 Credit Facilities and the indentures governing the Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The credit agreements governing our 2006 Credit Facilities and the indentures governing the Notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The indentures governing the Notes and the credit agreements governing our 2006 Credit Facilities include covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	merge; and

•	create liens.

In addition, our ability to borrow under our Revolving Credit Facility is limited by a borrowing base. Moreover, our Revolving Credit Facility provides discretion to the agent bank acting on behalf of the lenders to impose additional availability and other reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the agent bank will not impose such reserves or, were it to do so, that the resulting impact of this action would not materially and adversely impair our liquidity.

A breach of any of the restrictive covenants in the 2006 Credit Facilities would result in a default under those facilities. If any such default occurs, the lenders under the 2006 Credit Facilities may elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which could result in an event of default under the Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

Not Applicable

ITEM 2.    PROPERTIES.

Our production and manufacturing facilities are listed below by segment:

Segment	Location	Owned/Leased
Global rolled and extruded products	Lewisport, Kentucky	Owned
	Uhrichsville, Ohio *	Owned
	Bedford, Ohio	Leased
	Roxboro, North Carolina *	Owned/Leased
	Ashville, Ohio	Owned
	Richmond, Virginia	Owned
	Beloit, Wisconsin	Leased
	Terre Haute, Indiana	Owned
	Koblenz, Germany	Owned
	Duffel, Belgium *	Owned
	Toronto, Canada	Owned
	Cap-de-la-Madeleine, Canada	Owned
	Vogt, Germany	Owned
	Bonn, Germany	Owned
	Bitterfeld, Germany	Owned
	Tianjin, China	Owned

Global recycling	Coldwater, Michigan *	Owned
	Morgantown, Kentucky	Owned
	Post Falls, Idaho	Owned
	Shelbyville, Tennessee	Owned
	Sapulpa, Oklahoma	Owned
	Saginaw, Michigan	Owned
	Loudon, Tennessee	Owned
	Chicago Heights, Illinois	Owned
	Goodyear, Arizona	Leased
	Elyria, Ohio	Owned
	Rock Creek, Ohio	Owned
	Cleveland, Ohio	Owned
	Wabash, Indiana	Owned
	Friendly, West Virginia *	Owned
	Macedonia, Ohio	Owned
	Töging, Germany	Owned
	Grevenbroich, Germany	Owned
	Deizisau, Germany	Owned
	Monterrey, Mexico	Owned
	Swansea, Wales	Leased
	Pindamonhangaba, Brazil *	Owned

Global zinc	Houston, Texas *	Owned
	Clarksville, Tennessee	Owned
	Millington, Tennessee	Owned
	Coldwater, Michigan	Owned
	Spokane, Washington	Leased

*	Two facilities in this location.

Substantially all of our real property, fixtures and equipment at all of our aluminum recycling and zinc facilities are mortgaged to secure indebtedness under the 2006 Credit Facilities.

The average operating rates for our global rolled and extruded products segment’s facilities for 2006 and 2005 was 93% and 86%, respectively, of stated capacity. The average operating rates for our global recycling segment’s facilities in 2006, 2005 and 2004 were 88%, 84% and 85%, respectively, of stated capacity. The average operating rates for our global zinc segment’s facilities in 2006, 2005 and 2004 were 84%, 77% and 84%, respectively, of stated capacity. We permanently closed our Rockwood, Tennessee recycling plant in December 2004 and our rolled products facility located in Carson, California in March 2006.

General Motors has a right to acquire our Saginaw, Michigan facility under its long-term supply agreement with us. This right is exercisable under certain conditions beginning in 2011. If the supply agreement with GM were terminated, GM would then have a right to acquire ownership of the Saginaw facility.

In December 2004, we relocated our principal executive corporate offices to Beachwood, Ohio and have over the years expanded our leased space to approximately 43,000 square feet for those purposes. Our global recycling segment offices are also based at that location. We also lease approximately 8,200 square feet of office space in Irving, Texas. That location provides information technology support for our consolidated operations.

In Louisville, Kentucky, we currently lease approximately 10,000 square feet for our global rolled and extruded products segment offices. In Raleigh, North Carolina, our global rolled and extruded products segment leases approximately 11,000 square feet for financial, accounting and administrative support functions. In Houston, Texas, our global zinc segment owns approximately 30,000 square feet of office space for financial and management functions for our zinc operations. We also have leased a zinc distribution office in Pittsburgh, Pennsylvania.

In late 2006, we located our principal European corporate offices near Zurich, Switzerland and currently lease approximately 12,000 square feet for those purposes. We believe that our facilities are suitable and adequate for our operations.

ITEM 3.    LEGAL PROCEEDINGS.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 14, 2006, the Company held a Special Meeting of Stockholders to consider, approve and adopt the merger agreement. The votes cast at the meeting were as follows:

Proposal	For	Against	Abstain
Approve and Adopt Agreement and Plan of Merger by and among Holdings, Merger Sub and the Company	23,734,717	313,407	12,177
Approve adjournment or postponement of the Special Meeting of Stockholders, if necessary to solicit additional proxies	21,618,170	2,431,112	11,019

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is privately held, and there is no public trading market for our common stock. As of the date of this filing, Holdings is the sole holder of record of our common stock.

The terms of our 2006 Credit Facilities and the indentures governing our Notes restrict our ability to pay dividends. We do not intend to pay dividends in the foreseeable future. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—December 2006 Refinancing” for a more detailed description of the restrictions on our ability to pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA.

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006		For the year ended December 31,
				2005		2004	2003	2002
		(in millions, except ratios)
Statement of Operations Data:
Revenues	$111.8	$4,637.0		$2,429.0		$1,226.6	$892.0	$687.2
Operating income	2.4	234.9		118.7		12.7	13.8	19.9
(Loss) income before cumulative effect of accounting change	(3.4)	73.7		74.3		(23.6)	(0.8)	6.9
Cumulative effect of accounting change, net of tax benefit (a)	—	—		—		—	—	(58.7)
Net (loss) income	$(3.4)	$73.7		$74.3		$(23.6)	$(0.8)	$(51.9)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$126.1			$6.8		$17.8	$14.8	$6.9
Total assets	4,808.4			1,554.1		1,081.2	550.7	351.4
Total debt	2,588.0			651.8		412.4	256.2	108.6
Total stockholder’s equity	845.4			393.8		282.7	121.8	116.9

Other Financial Data:
Net cash provided by (used in):
Operating activities	$(147.1)	$338.0		$102.3		$2.1	$(8.3)	$38.4
Investing activities	(1,736.1)	(902.5)		(373.9)		(38.9)	(5.2)	(16.3)
Financing activities	1,880.5	699.9		261.3		38.7	20.7	(18.4)
Depreciation and amortization	5.4	103.7		55.0		30.6	29.7	23.7
Capital expenditures	10.7	113.2		62.1		44.8	20.8	19.3
Ratio of earnings to fixed charges (b)	—	2.3	x	2.6	x	—	—	2.0	x

(a)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and recorded an impairment charge of $58.7 million net of tax benefits, as a cumulative effect of an accounting change. Subsequent to the adoption of SFAS No. 142, goodwill is no longer amortized.
(b)	For purposes of computing the ratio of earnings to fixed charges, “earnings” consists of income (loss) before income tax expense (benefit) and minority interest, plus cash dividends received from equity interests less the equity income recorded. Fixed charges consist of interest expense, including amortization of debt issuance costs and capitalized interest and the interest portion of rental expense. For the period from December 20, 2006 to December 31, 2006 and for the years ended December 31, 2004 and 2003, earnings were insufficient to cover fixed charges by approximately $4.1 million, $16.3 million and $2.3 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our operations as well as the industry in which we operate. This discussion should be read in conjunction with our audited financial statements and notes and other financial information appearing elsewhere in this annual report. Our discussions of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services, and our projected results. These statements are based on certain assumptions that we consider reasonable. For information about these assumptions and other risks relating to our businesses and our company, you should refer to Item 1A—“Risk Factors.”

Overview

This overview summarizes the MD&A, which includes the following sections:

•	Our Business—a general description of our operations and business segments, the aluminum industry and the critical measures of financial performance.

•

Review of 2006 and Future Outlook—a discussion of TPG’s acquisition of us, our acquisition of Corus Aluminum, the significant factors that impacted our business in 2006 as well as material trends and uncertainties that may impact our operations.

•

Operations Review—an analysis of our consolidated and segment results of operations and production for the years presented in our consolidated financial statements as well as pro forma results for the year ended December 31, 2004 reflecting the December 9, 2004 acquisition of Commonwealth as if it had occurred on January 1, 2004.

•

Liquidity and Capital Resources—a discussion of our December 2006 and August 2006 refinancings as well as an analysis of cash flows, EBITDA, exchange rates and contractual and environmental obligations.

•	Critical Accounting Estimates—a discussion of accounting policies that require management to make estimates and judgments.

•

Recently Issued Accounting Standards—a discussion of the impact of recently issued accounting standards that are expected to have an impact on our consolidated financial position, results of operations and cash flows.

Our Business

We are a global leader in aluminum rolled products and extrusions, aluminum recycling and specification alloy production. We are also a recycler of zinc and a leading U.S. manufacturer of zinc metal and value-added zinc products that include zinc oxide and zinc dust. We generate substantially all of our revenues from the manufacture and sale of these products. We operate 49 production facilities in North America, Europe, South America and Asia. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located and well positioned to service our customers, which include a number of the world’s largest companies in the aerospace, building and construction, containers and packaging, metal distribution and transportation industries.

The acquisition of Corus Aluminum increased the size and scope of our international operations substantially, and, as a result, management has re-aligned our reporting structure into global business units. Our new reportable segments consist of global rolled and extruded products, global recycling and global zinc.

Global rolled and extruded products. Our global rolled and extruded products operations utilize both scrap and primary aluminum to produce rolled aluminum sheet, plate and extruded profiles for use in the aerospace, building and construction, distribution and transportation industry segments. We generally have not competed in the aluminum can sheet, foil, and certain other industry segments where more exacting tolerances are required, although the acquisition of Corus Aluminum has expanded our product offerings into the aerospace industry segment where exacting tolerances are also required. In 2006, approximately 57% of our consolidated revenues and approximately 55% of our consolidated segment income were generated by this segment of our business.

Global recycling. Our global recycling segment consists of our U.S. and international recycling operations. This segment melts either company-owned or customer-owned aluminum scrap for use in the automotive, can sheet and other industries. In 2006, the global recycling segment generated approximately 31% of our consolidated revenues and approximately 25% of our consolidated segment income.

Global zinc. Our global zinc segment processes zinc scrap as well as primary zinc into various value-added zinc products, including zinc oxide used by tire and other rubber-based manufacturers, zinc dust used by specialty chemicals and paint companies as a corrosion deterrent, and zinc metal used by steel companies in the galvanizing process. We also supply our customers with unprocessed primary zinc for use in their operations. In 2006, approximately 12% of our consolidated revenues and approximately 20% of our consolidated segment income were generated by this segment of our business.

The Aluminum Industry

We participate in select segments of the aluminum industry, including rolled and extruded products and recycling. The aluminum industry is highly cyclical and is affected by global economic conditions, industry competition, product development and commercialization. Compared to several substitute metals, aluminum is light weight, has a high strength-to-weight ratio and is resistant to corrosion. Aluminum’s greatest advantage, however, is that it can be recycled again and again without any material decline in performance or quality.

Aluminum prices are determined by worldwide market forces of supply and demand, and, as a result, prices are volatile. The overall aluminum industry consists of primary aluminum producers, aluminum casters, extruders and sheet producers and aluminum recyclers. Primary aluminum is a commodity traded and priced daily on the LME. Most primary aluminum producers are engaged in the mining of bauxite ore and refining of the ore into alumina. Alumina is then smelted to form aluminum ingots and billets. Aluminum recyclers produce aluminum in molten or ingot form. Ingots and billets are further processed by aluminum sheet manufacturers and extruders to form plate, sheet and foil and extrusions profiles, or they are sold to aluminum traders or to the commodity markets.

We do not mine bauxite, refine alumina, or smelt primary aluminum as part of our business.

Critical Measures of Our Financial Performance

In addition to analyzing our consolidated operating performance based upon revenues, net income and earnings before interest, taxes, depreciation and amortization (“EBITDA”) we measure the performance of our operating segments utilizing segment income. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, other expense (income) and selling, general and administrative expense. Corporate other expense (income), corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and other charges, management fees to affiliates of TPG, interest expense, interest income, losses on the early extinguishment of debt, amortization of capitalized debt issuance costs and provisions for income taxes are not allocated to individual segments. Segment income of each segment is the result of several factors, the most critical of which are as follows:

Global rolled and extruded products. The critical measures of the performance of our global rolled and extruded products segment include the following:

•	pounds shipped;

•	rolling margin;

•	FIFO effect;

•	scrap spreads;

•	material margin; and

•	cash conversion costs.

The profitability of our global rolled and extruded products segment is primarily determined by the difference between the per pound selling price and per pound metal cost (including any coating). We refer to this as “material margin.” The majority of our rolled and extruded products are priced using a conversion fee-based model, where we charge customers the prevailing market price for the metal content of their order plus a fee to convert the metal, called the “rolling margin.” The remaining products are priced under long-term arrangements using fixed prices for the metal content.

Although our conversion fee-based pricing model is designed to mitigate our exposure to changing primary aluminum prices, we remain susceptible to primary aluminum price changes in our fixed price sales contracts and other customer agreements where price is agreed upon prior to the physical purchase of the metal. In addition, our operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary metal prices to the extent it is not committed to fixed price sales orders. In order to reduce these exposures, we focus on reducing working capital and seek to offset our purchase and sales price risk on a global basis. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on future sales for which aluminum has not yet been purchased and on our base inventory level. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes.

The results of our global rolled and extruded products operations are also impacted by the time difference between when we purchase metal to fill customer orders and when that metal impacts our operating results. In general, our conversion fee-based model allows us to pass along changes in the price of primary aluminum to our customers. We, in turn, will pay higher or lower prices for the physical metal we purchase. However, as we value our inventories under the first-in, first-out method, the inventory typically impacts our cost of sales in periods subsequent to when the sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of decreasing primary aluminum prices; however, our use of derivative financial instruments as discussed above reduces this impact. We refer to this as the “FIFO effect” and others in our industry refer to this as “metal price lag.”

Also included in our material margin is the impact of differences between changes in the prices of primary and scrap aluminum. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, primarily in our North American operations, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our material margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, our furnace recovery of aluminum from scrap and by the supply of scrap available.

The capital intensive nature of our operations as well as the significant amount of energy (primarily natural gas) required to re-heat and roll aluminum slabs into rolled sheet results in a significant amount of fixed and variable overhead costs. We measure the effectiveness of our rolling operations by determining the per pound cash conversion costs.

Global recycling. The profitability of our global recycling segment is largely dependent on the level of demand for our recycling services. Increased production will result in lower per unit costs and increased profitability. In addition, recoveries are a key financial measure which we track for this segment. As in the global rolled and extruded products segment, energy costs are a significant expenditure and have a significant impact on this segment’s profitability. Revenues and margin percentages in this segment are subject to fluctuations based upon the percentage of customer-owned pounds processed. Historically, increased processing under such tolling agreements has resulted in lower revenues while not affecting segment income and generally has also resulted in higher percentages of gross profit and segment income. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our pounds able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements. Segment profitability may also be impacted by changes in the price of primary aluminum, although the impact of changes in primary aluminum prices is mitigated due to the higher percentage of tolling and short time period from order entry to order fulfillment that characterize this segment. However, changing scrap spreads can significantly impact segment performance.

Global zinc. Our zinc products are priced primarily as a percentage of or at a premium over the LME price of zinc. However, as with aluminum scrap prices, zinc scrap price movements do not necessarily match those of the primary market. Therefore, as the LME price increases in excess of the purchase price of zinc scrap, segment income will also increase. Thus, both the level of the LME and scrap spreads are key drivers of segment performance.

Review of 2006 and Future Outlook

We continued to make improvements in our manufacturing and procurement processes through the execution of our Six Sigma-based initiatives. These initiatives and our continuous focus on identifying and executing synergistic benefits associated with the acquisitions of Corus Aluminum, Commonwealth and the 2005 Acquisitions generated estimated savings of $100.0 million in the year ended December 31, 2006. We also continued to experience rapid growth with the acquisition of Corus Aluminum on August 1, 2006 and the inclusion of the 2005 Acquisitions in our consolidated operating results for the entire year. In addition to the growth resulting from acquisitions, our core businesses also experienced significant increases in profitability in 2006 as the rising prices of primary metals such as aluminum and zinc favorably impacted our selling prices and segment income.

The following discusses the significant highlights, events and factors that impacted our business in 2006. Additional discussion of these items is included throughout MD&A and the audited consolidated financial statements.

•

On July 14, 2006, TPG formed Holdings and Merger Sub for purposes of acquiring us. On August 7, 2006, we entered into an Agreement and Plan of Merger with Holdings, pursuant to which each share of our common stock (other than shares held in treasury or owned by Holdings) would be converted into the right to receive $52.50 in cash. The Acquisition was completed on December 19, 2006 at which time TPG and certain members of our management made a cash contribution of $844.9 million and a non-cash contribution of $3.9 million to Holdings in exchange for 8,520,000 shares of common stock of Holdings. The non-cash contribution consisted of shares of common stock held by management. Holdings contributed this amount to Merger Sub in exchange for Merger Sub issuing 900 shares of its common stock to Holdings. The cash contribution, along with the additional indebtedness jointly entered into by us and Merger Sub, was used to acquire all of our then outstanding common stock, including non-vested restricted stock, pay the holders of all outstanding stock options, refinance substantially all of our indebtedness and pay fees and expenses associated with the Acquisition. The Acquisition is more fully described in Note B of the audited consolidated financial statements while the refinancing is more fully described in “Liquidity and Capital Resources” and in Note K of the audited consolidated financial statements.

Immediately upon consummation of the Acquisition, the Merger Sub was merged with and into the Company. As the surviving corporation in the merger, we assumed, by operation of law, all of the rights and obligations of Merger Sub. Subsequent to the Acquisition, our common shares were delisted from the New York Stock Exchange. We continue to report with the SEC as a voluntary filer because the terms of the indentures governing our Notes require us to file all current, quarterly and annual filings with the SEC.

•	Our focus on synergy benefits and productivity improvements led to the realization of approximately $100.0 million of cost reductions in 2006.

•

We continued to execute our strategy of growth through strategic acquisitions and completed the acquisition of Corus Aluminum on August 1, 2006. We believe that the Corus Aluminum acquisition transformed us as it has expanded our product offering, increased our participation in high-growth industry segments and strengthened our technology platform. Aggregate net cash consideration for the acquisition was €695.5 million (approximately $885.7 million), subject to adjustment based on the finalization of the net debt assumed and the working capital delivered. Based on preliminary information, we recorded an adjustment to increase the purchase price by $65.0 million. Final determination of this adjustment is expected to occur in 2007.

Corus Aluminum contributed revenues of $949.4 million during the five months in which its operating results were included in our consolidated operating results. However, these operations incurred a segment loss of $27.1 million as purchase accounting rules prevented us from reflecting the majority of the normal profit associated with the sale of acquired inventories and from reflecting the full economic benefits associated with the settlement of acquired aluminum and currency derivatives in our consolidated operating results.

•

Excluding the impact of the Corus Aluminum acquisition, our global rolled and extruded products segment reported an increase in segment income of $47.1 million in 2006 as a result of the 2005 Acquisitions, the closure of our Carson, California rolling mill, the FIFO benefit of rising primary aluminum prices, improving scrap spreads, and productivity and acquisition synergies. These factors more than offset lower volumes, exclusive of the impact of the acquired businesses, slightly lower rolling margins and higher energy and incentive compensation expenses.

•	Our global zinc segment benefited from a 242% increase in the average LME price of zinc from 2005 to 2006. The rising price of zinc contributed to a $44.0 million increase in segment income in 2006.

•

Our global recycling segment benefited from a 35% increase in the average LME price of aluminum from 2005 to 2006 as well as from continued productivity initiatives. Global recycling’s segment income increased $43.0 million in 2006.

•	During 2006, we implemented a program of hedging a portion of our base inventory levels within the global rolled and extruded products segment.

We also face many challenges in our business and industry, the following of which are the most significant:

•

We incurred significant indebtedness in connection with the Acquisition and are highly leveraged. While substantially all of our indebtedness matures in 2011 or later, we will incur and pay significantly more interest expense under our new capital structure than we paid in 2006. We estimate that our interest payments, excluding interest on our revolving credit facility, will be approximately $178.1 million in the year ending December 31, 2007. Our ability to continue to meet these obligations will depend on our continued profitability.

•

The Acquisition has also required that all of our assets and liabilities be adjusted to fair value through purchase accounting. These adjustments have impacted and will continue to impact the amount of goodwill recorded in our consolidated balance sheet as purchase accounting adjustments related to appraisals of long-lived tangible and intangible assets, deferred income taxes and certain other assets and liabilities are finalized in 2007. In addition, we recorded preliminary purchase accounting adjustments to write-up our inventories by $61.3 million. This increased inventory value will be charged to cost of sales primarily in the first quarter of 2007 and will significantly reduce our reported gross margin and pre-tax income in that period. Further, the application of purchase accounting rules will prohibit us from reflecting the economic benefits associated with the settlement of derivative financial instruments in place as of the Acquisition date in our future operating results.

•

We remain susceptible to changing primary metal and natural gas prices as well as changing currency and interest rates. We continually evaluate our risk management and hedging activities in an attempt to reduce the impact of these changes on our operating results and cash flows. As mentioned previously, we now utilize derivative financial instruments to fix the selling prices of a portion of the global rolled and extruded products base inventory levels. In 2007, we entered into derivative financial instruments to hedge forecasted sales of our zinc products. Although we have reduced our exposure to unfavorable changes in primary aluminum and zinc prices, we have also reduced our ability to benefit from favorable price changes.

•

The majority of our derivative financial instruments are not treated as hedges for accounting purposes. As a result, changes in the fair values of these derivatives are recorded immediately in the statement of operations rather than at the time of the settlement of the derivative instrument. This has led to earnings volatility in the past and we expect further earnings volatility in future periods. We record the changes in the fair value of derivatives not accounted for as hedges, including both unrealized gains and losses associated with open contracts and realized gains and losses associated with settled contracts, within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations. Our definition of segment income includes only the impact of derivative financial instruments that have been settled for cash in the period.

•

LME zinc prices had been at or near record levels throughout 2006 but as of February 28, 2007, these prices had dropped by 21% compared to December 31, 2006. This has negatively impacted our zinc business through the first two months of 2007. As noted above, we have implemented a risk management strategy to mitigate future price declines.

•

The North American housing industry has declined significantly in 2006 and in the beginning of 2007. Single family home construction has decreased more than 10% year over year resulting in slower demand for building and construction end-uses in North America.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Basis of Presentation

We have prepared our discussion of the results of operations for the year ended December 31, 2006 by comparing the results of operations for the year ended December 31, 2005 to the combined amounts obtained by adding the earnings and cash flows for the period from January 1, 2006 to December 19, 2006 (the “Predecessor Period”) and the period from December 20, 2006 to December 31, 2006 (the “Successor Period”). We refer to the sum of these two periods as the “Combined Period.” We have included this presentation as we believe that it provides a meaningful method of comparison. In addition, we present a separate discussion of the operating results for the Successor Period.

Historical and Pro Forma Operating Results

The following provides combined financial and operating data for the year ended December 31, 2006, historical financial and operating data for the years ended December 31, 2005 and pro forma and historical financial and operating data for the year ended December 31, 2004. The acquisition of Commonwealth Industries, Inc. in December 2004 had a dramatic impact on our operating performance and limited the comparability of our historical operating results. As a result, we have provided pro forma financial information for the year ended December 31, 2004. The unaudited pro forma information for 2004 has been prepared assuming that Aleris and Commonwealth had been operating together on a consolidated basis since January 1, 2004, and gives effect to the financing transactions related to the acquisition of Commonwealth as if they had occurred at that time.

								Unaudited Pro Forma Information
				Percent Change				2004	Percent Change 2005 vs. 2004
For the year ended December 31,	2006	2005	2004	Combined 2006 vs. 2005		2005 vs. 2004
	(Combined)	(Predecessor)	(Predecessor)
	(in millions, except percentages)
Revenues	$4,748.8	$2,429.0	$1,226.6	96%		98%		$2,244.7	8%
Cost of sales	4,333.0	2,181.3	1,153.1	99		89		2,096.1	4

Gross profit	415.8	247.7	73.5	68		237		148.6	74
Gross profit as a percentage of revenues	9%	10%	6%					7%
Selling, general and administrative expense	167.4	91.1	54.5	84		67		92.2	(1)
Restructuring and other charges	41.9	29.9	14.9	40		101		37.9	(21)
(Gains) losses on derivative financial instruments	(30.8)	8.0	(8.6)		*		*	(9.4)		*

Operating income	237.3	118.7	12.7	100		835		27.9	325
Interest expense	90.6	41.9	28.8	116		45		44.4	(6)
Equity in net loss of affiliates	—	1.6	0.2		*		*	0.3	433
Interest and other income, net	(21.7)	—	(0.2)		*		*	(1.9)		*
Loss on early extinguishment of debt	54.4	—	—		*		*	—		*

Income (loss) before income taxes and minority interests	114.0	75.2	(16.1)	52			*	(14.9)		*
Provision for income taxes	43.6	0.4	7.5		*	(95)		7.5	(95)

Income (loss) before minority interests	70.4	74.8	(23.6)	(6)			*	(22.4)		*
Minority interests, net of provision for income taxes	0.1	0.5	0.2	(80)		150		0.3	67

Net income (loss)	$70.3	$74.3	$(23.8)	(5)%			*	$(22.7)		*

Total Segment Income	$330.5	$223.4	$55.0
Corporate general and administrative expenses	(72.8)	(58.2)	(32.2)
Restructuring and other charges	(41.9)	(29.9)	(14.9)
Interest expense	(90.6)	(41.9)	(28.8)
Unrealized gains (losses) from derivative financial instruments	28.3	(18.6)	4.2
Unallocated interest and other income, net	14.9	0.4	0.6
Loss on early extinguishment of debt	(54.4)	—	—

Income (loss) before income taxes and minority interests	$114.0	$75.2	$(16.1)

*	Result is not meaningful.

Revenues and Shipments

The following table shows revenues and shipment data by segment and the percentage changes from the prior period:

For the year ended December 31	2006	2005	2004	Combined 2006 over 2005 % change	2005 over 2004 % change
	(Combined)	(Predecessor)	(Predecessor)
	(in millions, except percentages)
Revenues:
Global rolled and extruded products	$2,726.2	$1,246.7	$95.1	119%	*
Global recycling	1,489.0	967.9	926.5	54	4%
Global zinc	553.2	244.1	206.9	127	18
Intersegment revenues	(19.6)	(29.7)	(1.9)	(34)	*

Consolidated revenues	$4,748.8	$2,429.0	$1,226.6	96%	98%

Pounds shipped:
Global rolled and extruded products	1,640.9	922.3	76.8	78%	*
Global recycling	2,889.5	2,804.9	2,710.0	3	4%
Global zinc	384.1	392.4	423.1	(2)	7%

*	Result is not meaningful.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our revenues for the year ended December 31, 2006 increased $2.3 billion compared to the year ended December 31, 2005. The acquired operations of Corus Aluminum, ALSCO, Tomra Latasa, Alumitech and the acquired assets of Ormet accounted for an estimated $1.6 billion of this increase. Excluding the impact of the acquired businesses, global rolled and extruded products segment revenues increased $111.5 million as lower shipment levels and slightly lower rolling margins were more than offset by the impact of the rising price of primary aluminum. Excluding the impact of the acquired businesses, global recycling segment revenues increased by $334.6 million as a result of improved volumes and higher selling prices resulting from the rising price of primary aluminum and higher tolling fees. Global zinc revenues increased $309.1 million as average LME zinc prices were approximately 242% higher during the year ended December 31, 2006 compared to the year ended December 31, 2005.

The following table presents the estimated impact of key factors that resulted in the 96% increase in our consolidated revenues from 2005 to 2006:

	Global rolled and extruded products	Global recycling	Global zinc	Consolidated
Price	18%	30%	129%	34%
Volume/mix	(10)	5	(2)	(3)
Acquisitions *	111	19	—	65

Total percentage increase	119%	54%	127%	96%

*	Represents the operations acquired as a result of the Corus Aluminum acquisition as well as the year-over-year changes in revenues resulting from our 2005 acquisitions.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue increased 98% in the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to the 2005 Acquisitions and the acquisition of Commonwealth in December 2004. In addition, increasing primary aluminum and zinc prices resulted in higher selling prices for our aluminum recycling and zinc products during the year ended December 31, 2005.

On a pro forma basis, our consolidated revenues would have increased by 8% from 2004. The following table presents, on a percentage basis, the estimated impact of key factors that resulted in the 8% increase in our consolidated revenues from pro forma 2004 to 2005:

	Global rolled and extruded products	Global recycling	Global zinc	Consolidated
Price	17%	3%	30%	13%
Volume/mix	(14)	(2)	(13)	(10)
Acquisitions *	6	3	—	4
Currency and other	(1)	—	1	1

Total percentage increase	8%	4%	18%	8%

*	Represents the following operations acquired as a result of the acquisitions of 2005: ALSCO in October 2005, certain assets of Ormet in December 2005, Alumitech in December 2005, and Tomra Latasa in August 2005.

Global Rolled and Extruded Products Revenues

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Segment revenues increased by $1.5 billion in the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in revenues was due to the following:

•	Corus Aluminum, which generated revenues of $949.4 million since its acquisition on August 1, 2006;

•	The fourth quarter 2005 acquisitions of ALSCO and certain of the assets acquired from Ormet, which contributed incremental revenues of $418.7 million in the year ended December 31, 2006;

•

A 32% increase in the average price of primary aluminum included in our invoiced prices for the year ended December 31, 2006 compared to the year ended December 31, 2005, excluding the impact of the acquired businesses, which increased revenues by an estimated $245.6 million;

•

A 5% reduction in shipment levels in the year ended December 31, 2006 compared to the year ended December 31, 2005, excluding the impact of the acquired businesses, which reduced revenues by approximately $118.5 million. This decrease was a result of lower demand in North America; and

•	Rolling margins in the year ended December 31, 2006, excluding the impact of the acquired businesses, which decreased compared to the rolling margins realized in the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Segment revenues for global rolled and extruded products in 2004 include only the revenue generated from the date of the acquisition of Commonwealth on December 9, 2004 to December 31, 2004. As 2005 includes the Commonwealth operations for the entire year and comparisons of 2005 and 2004 on a reported basis are not meaningful, we use pro forma financial information for the year ended December 31, 2004 as a basis for comparison. Revenues from our global rolled and extruded products segment increased $94.1 million, or approximately 8%, in 2005 as compared to pro forma 2004. The increase resulted from the following:

•

Increased selling prices per pound, which resulted in a 17% increase in revenues. This increase was due to a 30% increase in rolling margins charged to customers as a result of new customer agreements which began in January 2005 as well as a 12% increase in primary aluminum prices which was passed on to our customers through our metal plus conversion fee pricing model;

•

A 12% decrease in volumes, excluding the impact of the 2005 Acquisitions. The decline in volume reduced revenues by 14% and was the result of customer destocking that occurred during much of the third and fourth quarters of 2005. This destocking was the result of high inventory levels built-up by our distribution and building and construction customers over the prior six months; and

•	The acquired operations of ALSCO which contributed $64.9 million of revenues to the segment in 2005.

Global Recycling Revenues

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global recycling revenues increased $521.1 million in the year ended December 31, 2006 compared to the year ended December 31, 2005 partially as a result of the acquisitions of Alumitech, Tomra Latasa and certain assets of Ormet, which generated incremental revenues of $186.5 million in the year ended December 31, 2006. Excluding the impact of the acquired businesses, the segment benefited from the 35% increase in the average LME price of aluminum in the year ended December 31, 2006. The higher LME prices contributed to higher selling prices per pound, increasing revenues by approximately $293.2 million. Pounds shipped decreased as a result of shifting certain recycling facilities to the global rolled and extruded products segment in 2006. Management estimates that global recycling segment revenues would have been lower by approximately $22.8 million in the year ended December 31, 2005 as a result of this change. Segment results have not been restated to reflect this change. Exclusive of this change and the impact of the acquisitions, pounds shipped increased by 5% in the year ended December 31, 2006 compared to the year ended December 31, 2005, resulting in a $51.8 million increase in revenue in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Revenues from our global recycling segment increased 4% from 2004 to 2005 primarily as a result of the acquisition of Tomra Latasa in August 2005 which increased segment revenues by approximately 3%. Higher volumes in Germany as a result of the completion of a magnesium recycling facility also contributed to the increase in segment revenues. In the United States, reduced volumes from the automotive industry as well as a slight shift from product sales to toll sales and the resultant lower gross revenue were offset by the higher underlying aluminum value of product sales caused by the increased price of primary aluminum. The shift to toll agreements, as well as a reduction in total product sales, was a deliberate response to the reduced availability of scrap in certain geographic areas and reduced demand from the U.S. automotive industry. The reduced availability of scrap resulted in higher scrap prices during the first half of 2005. In order to limit our exposure to the rising price of scrap aluminum, we shifted a higher percentage of our business to toll sales.

Global Zinc Revenues

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Revenues from our global zinc segment increased $309.1 million in the year ended December 31, 2006 compared to the year ended December 31, 2005, driven by an approximate 131% increase in the average selling prices of our zinc products, which more than offset a 2% decrease in pounds shipped. The increase in selling prices was the result of a 242% increase in the average LME price of zinc.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Revenues from our global zinc segment increased 18% in 2005 as compared to 2004, driven by a 30% increase in selling prices, which more than offset a 13% decrease in revenues due to lower shipment levels. The increase in selling price was the result of a 32% increase in the LME price of zinc. The 7% reduction in pounds shipped was due, in part, to reduced automotive demand during the first half of 2005 as well as the closure of our Hillsboro, Illinois facility and management’s decision to forego lower margin business.

Segment Income and Gross Profit

The following table shows the total income for our segments, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profit:

For the year ended December 31,	2006	2005	2004	Combined 2006 over 2005 % change	2005 over 2004 % change
	(Combined)	(Predecessor)	(Predecessor)
	(in millions, except percentages)
Segment income (loss):
Global rolled and extruded products	$180.7	$160.6	$(3.1)	13%	*
Global recycling	84.8	41.8	46.1	103	(9)%
Global zinc	65.0	21.0	12.0	210	75

Total segment income	$330.5	$223.4	$55.0	48%	306%

Items not included in gross profit:
Segment selling, general and administrative expense	$94.6	$32.9	$22.3	188%	48%
Realized losses (gains) on derivative financial instruments	4.5	(10.6)	(4.4)	*	141
Equity in loss of affiliates	—	1.6	0.2	*	*
Other (income) expense	(13.8)	0.4	0.4	*	*

Gross profit	$415.8	$247.7	$73.5	68%	237%

*	Result is not meaningful.

Global Rolled and Extruded Products Segment Income

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global rolled and extruded products segment income for the year ended December 31, 2006 increased $20.1 million compared to the year ended December 31, 2005. The net increase was due to the following:

•

The acquisition of ALSCO and the impact of certain of the assets acquired from Ormet, which increased segment income by an estimated $44.6 million in the year ended December 31, 2006 compared to the year ended December 31, 2005.

•

Synergies from the Commonwealth acquisition and productivity benefits, which improved segment income by an estimated $30.7 million in the year ended December 31, 2006 compared to the year ended December 31, 2005.

•	A $13.8 million gain on the sale of the buildings and land at the Carson, California facility in the year ended December 31, 2006.

•

The closure of the Carson, California rolling mill in March 2006 and the shifting of that facility’s production to our lower cost rolling mills in Richmond, Virginia and Uhrichsville, Ohio, which increased segment income by an estimated $10.4 million in the year ended December 31, 2006.

•	Material margins, which improved as a result of the impact of the FIFO effect of rising aluminum prices and improved scrap spreads, more than offset lower rolling margins.

•

The acquired operations of Corus Aluminum, which incurred segment losses of $27.1 million since August 1, 2006. Reported segment income for these operations was negatively impacted by purchase accounting rules under generally accepted accounting principles in the United States of America (“U.S. GAAP”) which effectively eliminate the profit associated with acquired work-in-process and finished goods inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. This requirement resulted in $5.4 million of additional costs of sales recorded in the year ended December 31, 2006. In addition, the purchase accounting rules also prevented the recognition of $34.8 million of the economic benefits of acquired aluminum and currency derivatives that settled during the period.

•	Lower shipment levels, excluding the acquired businesses, which resulted in a decrease in segment income of approximately $39.0 million.

•	Higher freight, energy and personnel costs, which reduced segment income by $29.4 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Segment income for the year ended December 31, 2004 includes the operating results of Commonwealth from December 9, 2004 to December 31, 2004. As a result, comparisons to 2005 segment performance are not meaningful. On a pro forma basis, segment income from global rolled and extruded products was $63.1 million in 2004. The $97.5 million, or 155%, increase in segment income from pro forma 2004 to 2005 was due primarily to the following:

•

Material margins increased 41% in the year ended December 31, 2005, which increased segment income by an estimated $145.0 million. The material margin increase was driven by improved rolling margins as a result of new customer agreements as well as widening scrap spreads.

•

Productivity improvements and synergistic benefits from the acquisition of Commonwealth, which further improved segment operating results by an estimated $12.0 million in the year ended December 31, 2005. These improvements and benefits related to reduced procurement, insurance and employee costs.

•	Shipment levels decreased 12% in the year ended December 31, 2005 compared to the pro forma year ended December 31, 2004, which resulted in a $48.2 million reduction in segment income.

•	Higher natural gas and freight costs in the year ended December 31, 2005, which reduced segment income by $8.4 million.

•

The requirement to write-up acquired inventories to fair value through purchase accounting for the Commonwealth and ALSCO acquisitions, which reduced segment income by approximately $6.2 million in 2005 and $5.4 million in 2004.

Global Recycling Segment Income

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global recycling segment income for the year ended December 31, 2006 increased by $43.0 million partly due to the acquisitions of Alumitech, Tomra Latasa and certain assets of Ormet, which contributed incremental segment income of $20.8 million in 2006. In addition, productivity initiatives to reduce metal procurement costs increased segment income by $20.3 million in 2006 while increased volumes and widening scrap spreads resulting from higher average LME prices increased segment income by $27.5 million. Higher personnel and other manufacturing costs reduced segment income by $15.6 million in 2006 as compared to 2005. Segment income for the year ended December 31, 2005, which has not been restated, included $2.1 million related to the global recycling facilities which are now accounted for as part of the global rolled and extruded products segment.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. The $4.3 million decrease in global recycling segment income in the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily the result of the increasing cost of scrap aluminum in Germany which decreased segment income by an estimated $10.4 million, rising natural gas costs in the U.S. which reduced segment income by approximately $5.8 million and a $1.2 million write-down of a recycling joint venture investment. These items more than offset the $1.2 million of segment income contributed by the acquisition of Tomra Latasa since its acquisition, the impact of a customer bankruptcy that reduced segment income by $3.2 million in 2004 and productivity improvements and merger related synergies relating to improved gas usage, operational efficiencies and cost savings related to insurance and workers compensation.

Global Zinc Segment Income

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global zinc segment income increased $44.0 million in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to the rising LME price of zinc in 2006. Our global zinc segment prices its product at a premium to the prevailing LME price and, as LME prices rise, our zinc operations benefit. Zinc segment income for the year ended December 31, 2006 was negatively impacted by purchase accounting adjustments which resulted in higher cost of sales of $1.6 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004. Our global zinc segment reported significantly higher profitability in 2005 compared to 2004 as a result of the increase in the LME price of zinc. The higher zinc prices increased segment income by an estimated $14.1 million in 2005 as compared to 2004 and more than offset lower production volumes. Productivity and recovery improvements further improved segment operating results in 2005.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expenses (“SG&A”) increased $76.3 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. Corporate SG&A expenses increased $14.6 million primarily as a result of higher incentive compensation and stock-based compensation expense while segment SG&A expenses increased by $61.7 million primarily due to the acquisition of Corus Aluminum and the 2005 Acquisitions. As a percentage of revenues, SG&A decreased from 3.8% in 2005 to 3.5% in 2006 due partly to the increasing selling prices resulting from the rising LME prices of aluminum and zinc.

As a percentage of revenues, SG&A expense decreased from 4.4% in 2004 to 3.8% in 2005 due, in part, to $3.7 million of compensation expense related to 2004 executive severance and the elimination of duplicative general and administrative positions as part of our restructuring and integration plans. Partially offsetting these items were higher accruals related to compliance with the Sarbanes-Oxley Act and incentive compensation accruals under our management and employee incentive plans. On a pro forma basis, SG&A expenses in 2005 were comparable to 2004 with higher incentive compensation accruals and Sarbanes-Oxley Act costs offset by the elimination of redundant positions.

Restructuring and Other Charges

During the year ended December 31, 2006, we recorded restructuring and other charges of $41.9 million. The charges resulted from the following activities:

•

As discussed in Note D of the audited consolidated financial statements included in this annual report, we modified the vesting provisions of certain share units in connection with the Acquisition and recorded $0.5 million of additional compensation expense associated with the modifications within “Restructuring and other charges.” In addition, as the outstanding stock options and non-vested restricted shares were, by the terms of those agreements, immediately vested upon the change in control that resulted from the Acquisition, we accelerated the expensing of these awards as well as the original fair value of the share units. The accelerated vesting resulted in $10.3 million of compensation expense being recorded within “Restructuring and other charges.” In addition to these charges, we incurred $20.5 million of expenses associated with the proxy solicitation to our former stockholders and $5.5 million of bridge loan commitment fees associated with the refinancing which have been included within “Restructuring and other charges” of the Successor Period.

•

During the fourth quarter, we recorded asset impairment charges of $5.0 million associated with certain assets within our global recycling segment. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the affected assets.

In addition, we recorded $0.8 million of employee severance and benefit costs associated primarily with the realignment of our operating segments as a result of our acquisition of Corus Aluminum. All affected employees have left their positions as of December 31, 2006.

•

We reversed approximately $3.2 million of the employee severance and environmental accruals established in 2005 and recorded additional asset impairments of $0.9 million and other exit costs of $1.6 million primarily associated with various contractual obligations at the Carson facility.

The restructuring charges of $29.9 million recorded in 2005 relate primarily to the closure of our rolled products facility in Carson, California. The closure relates to our acquisition of ALSCO and resulted from our determination that the rolling operations at ALSCO’s Richmond, Virginia facility are more efficient and cost effective. The impairment charge totaled $24.3 million and consisted of non-cash asset impairment charges of $16.3 million, severance and other employee related benefit costs of $5.5 million and other exit costs of $2.5 million. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that will be moved to our other facilities as the expected undiscounted cash flows of those assets is sufficient to recover their carrying value.

We recorded the following additional restructuring and impairment charges in 2005:

•

A non-cash asset impairment charge of $0.8 million to write down previously idled assets at our closed Wendover, Utah recycling facility to their estimated fair value. The charge was the result of management’s determination that the assets would not be relocated and utilized at our other operations;

•

Severance and other termination benefits totaling $2.8 million related to the acquisition of Commonwealth. As part of the acquisition, we eliminated certain administrative positions at both the former Commonwealth headquarters and at our headquarters. As of September 30, 2006, all of the Aleris employees to be severed had left their positions; and

•	Lease termination costs of $1.2 million and non-cash asset impairment charges of $0.4 million related to the closure of our former headquarters in Irving, Texas.

During 2004, we recorded $14.9 million of charges primarily related to our initial plans to integrate Commonwealth. The charges consisted of employee severance and benefit costs, and accelerated vesting of non-vested shares and share units. In addition, we recorded asset impairment charges totaling $4.2 million related to certain of our recycling facilities.

We evaluate the performance of our reportable segments exclusive of restructuring and other charges. As a result, the amounts discussed above have not been included in segment income but have been recorded at the corporate level. See Note D of our audited consolidated financial statements included elsewhere in this annual report.

(Gains) Losses on Derivative Financial Instruments

Amounts recorded within “(Gains) losses on derivative financial instruments” include the changes in fair value of those derivative financial instruments that we do not account for as hedges. During the year ended December 31, 2006, we recorded a $9.8 million gain from currency option contracts used to hedge a portion of the purchase price paid to acquire Corus Aluminum. We also recorded net realized and unrealized gains of $20.8 million on our aluminum derivative financial instruments as a result of the rising price of primary aluminum during the year.

During the year ended December 31, 2005, we recorded net losses on our derivative financial instruments as primary aluminum prices were lower at December 31, 2005 compared to December 31, 2004.

Interest Expense

Interest expense increased in 2006 compared to 2005 as a result of increased debt levels in connection with the Acquisition and the acquisition of Corus Aluminum. Our average debt outstanding increased from $421.1 million in 2005 to $1.0 billion in 2006.

Interest expense increased in 2005 compared to 2004 primarily due to higher levels of debt resulting from the acquisition of Commonwealth and the 2005 Acquisitions. Our average debt outstanding increased from $267.8 million in 2004 to $421.1 million in 2005.

Loss on Early Extinguishment of Debt

In connection with the acquisition of Corus Aluminum, we refinanced substantially all of our indebtedness as of August 1, 2006. As a result of this refinancing, we incurred charges of $54.4 million related to the prepayment premiums associated with the 9% senior notes due 2014 (the “9% Notes”) and the 10 3/8% senior secured notes due 2010 (the “10 3/8% Notes”) and the write-off of existing deferred financing costs and debt discounts. See “Liquidity and Capital Resources—August 2006 Refinancing” and Note K of the audited consolidated financial statements included in this annual report.

Other (Income) Expense

As discussed previously, during 2006 we sold the land and buildings at our Carson, California rolling mill and recorded a gain of $13.8 million on the sale.

Provision for (Benefit from) Income Taxes

Income tax expense was $43.6 million in 2006 compared to $0.4 million in 2005. The 2006 income tax expense consisted of a provision of $3.6 million from non-U.S. tax jurisdictions and $40.0 million from the U.S. In 2006, management released the remaining federal valuation allowance of $0.9 million based upon positive evidence that it was more likely than not that our future taxable income, including reversals of taxable temporary differences, would be substantial enough to realize our net U.S. deferred tax assets.

At December 31, 2006 we had a valuation allowance of $93.7 million to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total 2006 valuation allowance, $67.3 million relates to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions and $26.4 million relates primarily to Kentucky state recycling credits and other state net operating losses. A significant amount of the non-U.S. valuation allowance relates to entities purchased as part of the acquisition of Corus Aluminum. We provided a valuation allowance of $52.0 million on deferred tax assets set up in the opening balance sheet of the non-U.S. Corus Aluminum entities. We believe that sufficient evidence currently exists that it is more likely than not that we will not recognize these deferred tax assets.

The 2005 income tax expense of $0.4 million consisted of a provision of $0.1 million from international jurisdictions and $0.3 million in the U.S. A significant portion of the federal valuation allowance was reversed in 2005 as federal net operating losses were utilized to offset taxable income. Management released the majority of the remaining federal valuation allowance at the end of 2005 based upon positive evidence that it was more likely than not that our future taxable income, including reversals of taxable temporary differences, would be substantial enough to realize our net U.S. deferred tax assets. This positive evidence included a change from an overall U.S. net deferred tax asset position to an overall net deferred tax liability position at the end of 2005.

Results of Operations for the Period from December 20, 2006 to December 31, 2006

We generated revenues of $111.8 million and gross profit of $2.9 million in the period from December 20, 2006 to December 31, 2006. Gross profit was negatively impacted by purchase accounting rules that required acquired inventories to be adjusted to fair value. This resulted in a $2.9 million increase to cost of sales in the period. SG&A costs totaled $6.1 million and represent corporate and segment expenses. Restructuring and other costs reflect a $5.5 million bridge loan commitment fee resulting from our December 2006 refinancing. Gains on derivative financial instruments totaled $11.1 million during the period and resulted from a favorable movement in the LME price of aluminum. Interest expense of $6.9 million reflects our new capital structure.

Liquidity and Capital Resources

We expect to finance our operations and capital expenditures from internally generated cash and amounts available under our 2006 Credit Facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of cash on hand, funds from long-term borrowings and equity issuances. The Acquisition has significantly increased our level of indebtedness. Our ability to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, a combination of cash on hand, internally generated funds and borrowings available to us will be adequate to fund our current level of operational needs and to make required payments of principal and interest on our debt for the foreseeable future.

December 2006 Refinancing

On December 19, 2006, in conjunction with the Acquisition, we entered into the $750.0 million Revolving Credit Facility, the $1,225.0 million Term Loan Facility, as amended on March 16, 2007, and issued $600.0 million of Senior Notes and $400.0 million of Senior Subordinated Notes. The Revolving Credit Facility amended and restated the revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to, in part, increase the maximum borrowings by $100.0 million, subject to lender approval. In addition, the Term Loan Facility amended and restated the term loan facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to increase the maximum borrowings to $825.0 million and €303.0 million. We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the Acquisition. We incurred $85.3 million of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.

Revolving Credit Facility

Our Revolving Credit Facility provides senior secured financing of up to $750.0 million. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2006, we estimate that our borrowing base would have supported borrowings of $722.6 million. After giving effect to the $328.6 million of outstanding borrowings as well as outstanding letters of credit of $23.1 million, we had $370.9 million available for borrowing as of December 31, 2006.

The Revolving Credit Facility provides that we have the right at any time to request up to $100.0 million of additional commitments. The lenders do not have any obligation to provide any such additional commitments, and any increase in commitments will be subject to the absence of a default. If we request, and the lenders agree to provide, any such additional commitments, the Revolving Credit Facility size could be increased to up to $850.0 million, but our ability to borrow would still be limited by the applicable borrowing bases.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option:

•

in the case of borrowings in U.S. dollars, either (a) a base rate determined by reference to the higher of (1) Deutsche Bank’s prime lending rate and (2) the overnight federal funds rate plus 0.5%, plus an applicable margin or (b) a Eurodollar rate (adjusted for maximum reserves) determined by Deutsche Bank, plus an applicable margin;

•	in the case of borrowings in euros, a euro LIBOR rate determined by Deutsche Bank, plus an applicable margin;

•	in the case of borrowings in Canadian dollars, a Canadian prime rate, plus an applicable margin; or

•	in the case of borrowings in other available currencies, a EURIBOR rate, plus an applicable margin.

The weighted average interest rate under the Revolving Credit Facility as of December 31, 2006 was 7.2%.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.25%, if the average utilization is 50% or more for any applicable period, or 0.375%, if the average utilization is less than 50% for the applicable period. We must also pay customary letter of credit fees and agency fees.

The Revolving Credit Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuances of debt, other than debt permitted under the Revolving Credit Facility; and (iii) 100% of the net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights. Mandatory prepayments with such proceeds are only required to the extent necessary to achieve a defined threshold liquidity level.

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Revolving Credit Facility exceed the applicable borrowing base in effect at such time, we are required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Revolving Credit Facility is less than the greater of (x) $65.0 million and (y) 10% of the total commitments under the Revolving Credit Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the Revolving Credit Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar, euro LIBOR and EURIBOR loans.

There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

The Revolving Credit Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by (i) a first-priority security interest in substantially all of our current assets and related intangible assets located in the United States, substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the United States, substantially all of our assets located in Canada as well as the assets of Aleris Switzerland GmbH (other than its inventory and equipment), (ii) a second-priority security interest in substantially all our fixed assets located in the United States and substantially all of the fixed assets of substantially all of our wholly-owned domestic subsidiaries located in the United States, and (iii) the equity interests of certain of our foreign and domestic direct and indirect subsidiaries (including Aleris Deutschland Holding GmbH and Aleris Switzerland GmbH). The borrowers’ obligations under the Revolving Credit Facility will be guaranteed by certain of our existing and future direct and indirect subsidiaries. In addition, we will guarantee the obligations of the other borrowers under the Revolving Credit Facility.

The Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	merge; and

•	create liens.

Although the credit agreement governing the Revolving Credit Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the Revolving Credit Facility is less than the greater of (x) $65.0 million and (y) 10% of the total commitments under the Revolving Credit Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants associated with the credit agreement as of December 31, 2006.

Term Loan Facility

Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 million in U.S. dollar borrowings and €303.0 million in euro borrowings. We have borrowed the maximum amount under Term Loan Facility, totaling approximately $1.2 billion, as of December 31, 2006.

Borrowings under our Term Loan Facility bear interest, at our option, at:

•

in the case of borrowing in U.S. dollars, either (a) a base rate determined by reference to the higher of (1) Deutsche Bank’s prime lending rate and (2) the overnight federal funds rate plus 0.5%, plus an applicable margin or (b) a Eurodollar rate (adjusted for maximum reserves) determined by Deutsche Bank, plus an applicable margin; or

•	in the case of borrowings in euros, a euro LIBOR rate determined by Deutsche Bank, plus an applicable margin.

The applicable margin for borrowings by us in U.S. dollars under our Term Loan Facility is 1.38% with respect to base rate borrowings and 2.38% with respect to Eurodollar borrowings. The applicable margin for loans made to Aleris Deutschland Holding GmbH in euros is 2.50%. At December 31, 2006, the weighted average interest rate for borrowings under the Term Loan Facility was 7.2%.

The Term Loan Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuances of debt, other than debt permitted under the Term Loan Facility; (iii) 100% of the net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights; and (iv) up to 50% (subject to certain reductions) of annual excess cash flow (as defined in the credit agreement for the Term Loan Facility).

We may voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar and euro LIBOR loans.

The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount during the first 6 3/4 years thereof, with the balance payable on the maturity date.

The Term Loan Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us), by (i) a first-priority security interest in substantially all our fixed assets located in the United States, substantially all of the fixed assets of substantially all of our wholly-owned domestic subsidiaries located in the United States and substantially all of the assets of Aleris Deutschland Holding GmbH and certain of its subsidiaries, (ii) a second priority security interest in all collateral pledged by us and substantially all of our wholly-owned domestic subsidiaries on a first-priority basis to lenders under the Revolving Credit Facility located in the United States and (iii) the equity interests of certain of our foreign and domestic direct and indirect subsidiaries (including Aleris Deutschland Holding GmbH and Aleris Switzerland GmbH). The borrowers’ obligations under the Term Loan Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries. In addition, we guarantee the obligations of Aleris Deutschland Holding GmbH under the Term Loan Facility.

The credit agreement governing the Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and certain other customary covenants and events of default. However, we are not required to comply with any financial ratio covenants, including the minimum fixed charge coverage ratio applicable to our Revolving Credit Facility.

Senior Notes

On December 19, 2006, Merger Sub issued $600.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014.

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (“PIK Interest”) or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest. Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the senior notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2007.

The Senior Notes are fully and unconditionally guaranteed on a joint and several unsecured, senior basis, by each of our restricted subsidiaries that are domestic subsidiaries and that guarantee our obligations under the 2006 Credit Facilities. The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of our and the guarantors’ existing and future senior indebtedness and other obligations, including any borrowings under our 2006 Credit Facilities and the guarantees thereof, that are not by their terms expressly subordinated in right of payment to the Senior Notes and the guarantors’ guarantee of the Senior Notes; and (ii) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes and the guarantees thereof. The Senior Notes also are effectively junior in priority to our and the guarantors’ obligations under all secured indebtedness, including our 2006 Credit Facilities, and any other secured obligations of ours, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes other than as set forth in the Senior Indenture relating to certain tax matters, but under certain circumstances, we may be required to offer to purchase Senior Notes as described below. We may from time to time acquire Senior Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Notes are not redeemable at our option prior to December 15, 2010. From and after December 15, 2010, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on December 15, 2012, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

Prior to December 15, 2009, we may, at our option, subject to certain conditions, redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 109% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of ours or any direct or indirect parent of ours to the extent such net proceeds are contributed to us. At any time prior to December 15, 2010, we also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit our ability and certain of our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•	make investments;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the Senior Notes;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge;

•	create liens; and

•	enter into sale and lease back transactions.

The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes

On December 19, 2006, Merger Sub issued $400.0 million aggregate original principal amount of 10.0% Senior Subordinated Notes under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The

Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15, commencing June 15, 2007.

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of our restricted subsidiaries that are domestic subsidiaries and that guarantee our obligations under the 2006 Credit Facilities. The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured, senior subordinated obligations and rank (i) junior to all of our and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under our 2006 Credit Facilities, and the guarantees thereof; (ii) equally with any of our and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of our and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes, but, under certain circumstances, we may be required to offer to purchase Senior Subordinated Notes as described below. We may from time to time acquire Senior Subordinated Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Subordinated Notes are not redeemable at our option prior to December 15, 2011. From and after December 15, 2011, we may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.0% of principal amount, declining annually to 100% of principal amount on December 15, 2014, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

Prior to December 15, 2009, we may, at our option, subject to certain conditions, redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 110.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of ours or any direct or indirect parent of ours to the extent such net proceeds are contributed to us. At any time prior to December 15, 2011, we also may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of Senior Subordinated Notes redeemed plus an applicable premium, as provided in the Senior Subordinated Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Subordinated Indenture), we will make an offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to our Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

August 2006 Refinancing

In connection with the acquisition of Corus Aluminum, we entered into the Revolving Credit Facility, the Term Loan Facility, and a temporary senior unsecured facility funded in U.S. dollars and euros. In addition to funding the purchase price paid to acquire Corus Aluminum, we used the proceeds from these facilities to refinance substantially all of our then-existing indebtedness and to pay costs associated with the acquisition and new facilities. Amounts outstanding under our former credit facility were repaid and that agreement was terminated on August 1, 2006. We completed a cash tender offer and consent solicitation for the 9% Notes on August 1, 2006 and effected a legal defeasance on August 2, 2006 that resulted in the discharge of our obligations under the 9% Notes and the indenture governing the 9% Notes. We also completed a cash tender offer and consent solicitation for the 10 3/8% Notes on August 1, 2006, effected a covenant defeasance on August 2, 2006 that terminated our obligations with respect to substantially all of the remaining restrictive covenants on the 10 3/8% Notes and effected the satisfaction and discharge of the indenture governing the 10 3/8% Notes on October 20, 2006, including the release of all liens on the collateral securing the 10 3/8% Notes. In addition, we repaid all of the amounts outstanding under the VAW-IMCO credit facilities and $59.0 million of Corus Aluminum’s outstanding debt. As a result of these financing activities, we incurred prepayment penalties totaling $38.0 million and wrote off $16.4 million of unamortized debt issuance costs. The total charge of $54.4 million has been recorded within “Loss on early extinguishment of debt” in the consolidated statement of operations. In addition, we incurred fees and expenses associated with the refinancing totaling $29.8 million. These costs were capitalized as debt issuance costs, amortized to interest expense through the date of the Acquisition and then eliminated in purchase accounting as a result of the refinancing of debt related to the Acquisition.

Cash Flows from Operations

Cash flows generated from our operating activities were $190.9 million in the year ended December 31, 2006 and $102.3 million in the year ended December 31, 2005. Operating cash flows primarily reflect our strong operating performance in the year ended December 31, 2006. Negatively impacting operating cash flows were higher accounts receivable balances primarily due to a $79.6 million increase in revenues during the month of December 2006, excluding Corus Aluminum, as compared to December 2005. Our consolidated days sales outstanding have decreased from 43 days at December 31, 2005 to 38 days at December 31, 2006. The rising price of primary metals contributed to the $123.8 million increase in accounts payable and accrued expenses at December 31, 2006. Inventories increased by $20.6 million primarily as a result of the rising prices of primary metals, the impact of which was reduced by lower inventory levels at December 31, 2006 as compared to December 31, 2005, excluding the impact of Corus Aluminum.

Cash generated from operating activities increased significantly in 2005 compared to 2004 as a result of our improved operating results. The positive impact of our improved operations was partially offset by significant payments for restructuring liabilities which totaled approximately $9.7 million in 2005 and the rising LME prices of zinc and aluminum, which increased inventories and receivables. In anticipation of the closure of the Carson rolling mill, our global rolled and extruded products segment increased production during the fourth quarter of 2005, resulting in higher inventory levels as of December 31, 2005. As with the increase in inventories and receivables, accounts payable increased primarily due to the higher prices of raw materials purchased in December 2005.

One of our key internal performance indicators is the number of our days sales outstanding as it provides an indication of the overall quality of our receivables portfolio as well as the effectiveness of our collection efforts. The following table shows the days sales outstanding:

	December 31,
	2006	2005	2004
Days sales outstanding	38	43	41

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect the $1.7 billion of cash paid to redeem our outstanding common stock, stock options and non-vested shares pursuant to the Acquisition. In addition, cash flows from investing activities for the year ended December 31, 2006 includes the cash purchase price of $826.4 million, net of cash acquired, paid to acquire Corus Aluminum as well as capital expenditures. During the year ended December 31, 2006, cash used for capital expenditures totaled $123.9 million compared to $62.1 million in the comparable period of 2005. Capital expenditures in 2006 relate primarily to expansions at our rolling mills in Lewisport, Kentucky and Uhrichsville, Ohio as well as expenditures related to the acquired operations of Corus Aluminum.

During the year ended December 31, 2005, net cash used in investing activities was $373.9 million compared to a use of cash of $38.9 million in 2004. The increase in cash used was primarily due to the 2005 Acquisitions. In addition, capital spending increased in 2005 compared to 2004 due to the inclusion of a full year of capital spending for our global rolled and extruded products segment as well as the completion of our third German recycling facility in Deizisau, Germany. Capital spending for the global rolled and extruded products segment was $11.1 million compared to less than $2.0 million for one month of 2004 and spending on our German recycling facility totaled $26.6 million in 2005. The majority of our spending in 2004 was in our global recycling segment as we began construction on the Deizisau recycling facility and constructed a magnesium recycling facility in Töging, Germany. In addition, we neared completion of our Saginaw expansion and began an addition to our Morgantown landfill.

Capital expenditures for 2007 are anticipated to be approximately $178.0 million and will primarily be financed through available cash and amounts available under our Revolving Credit Facility.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations, including our debt refinancing in both December 2006 and August 2006. We borrowed an incremental $1.1 billion of long-term debt and received a cash equity contribution of $844.9 million from Holdings to fund the Acquisition and pay for fees and expenses associated with the Acquisition and refinancing. Net cash provided by our financing activities was $2.6 billion for the year ended December 31, 2006, compared to $261.3 million of cash used by financing activities for the year ended December 31, 2005. Cash of $1.4 million was received during the year ended December 31, 2006 from the exercise of 148,220 employee stock options.

During 2005, we repaid the amounts outstanding as of January 1, 2005 under our former credit facility and, in the fourth quarter, we used funds from that facility to partially pay for the acquisition of ALSCO, fully fund the acquisition of Alumitech and certain of the assets of Ormet as well to fund our increasing working capital.

Due to the significant increase in our share price, as well as the fact that many former employees of Aleris and Commonwealth were required to exercise their options within six months of the termination of their employment, 1,257,635 options were exercised during 2005, resulting in cash proceeds to us of $13.6 million.

In 2004, we issued $125.0 million of 9% Notes and amended our revolving credit agreement to increase the borrowing capacity from $325.0 million to $425.0 million in connection with the acquisition of Commonwealth. We used these funds to purchase properties from Commonwealth, which, in turn, used the funds to redeem or purchase its existing $125.0 million 10 3/4% subordinated notes and to purchase receivables previously sold under the terms of Commonwealth’s receivables financing agreement.

We are in compliance with the terms and conditions of all of our debt obligations.

EBITDA

We report our financial results in accordance with U.S. GAAP. However, our management believes that certain non-U.S. GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-U.S. GAAP financial measure that we believe provides investors and other users of our financial information with useful information. Management uses EBITDA as a performance metric and believes this measure provides additional information commonly used by our stockholders, noteholders and lenders with respect to the performance of our fundamental business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs.

Our EBITDA calculations represent net income, before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our 2006 Credit Facilities and our Notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below is likely to differ from EBITDA as defined under the indentures for the Notes and the credit agreements for our 2006 Credit Facilities.

Our reconciliation of EBITDA to net income (loss) and cash provided by operating activities is as follows:

	For the year ended December 31,
	2006	2005	2004
	(Combined)	(Predecessor)	(Predecessor)
	(in millions)
EBITDA	$308.7	$170.5	$42.6
Interest expense	(90.6)	(41.9)	(28.8)
Interest income	5.0	1.6	0.7
Provision for income taxes	(43.6)	(0.4)	(7.5)
Depreciation and amortization	(109.1)	(55.0)	(30.6)
Minority interest, net of provision for income taxes	(0.1)	(0.5)	(0.2)

Net income (loss)	$70.3	$74.3	$(23.8)
Depreciation and amortization	109.1	55.0	30.6
Provision for (benefit from) deferred income taxes	11.8	(5.7)	0.2
Excess income tax benefits from exercise of stock options	(3.6)	—	—
Restructuring and other charges:
Charges	41.9	29.9	14.9
Payments	(30.0)	(5.9)	(5.1)
Non-cash loss on early extinguishment of debt	16.4	—	—
Stock-based compensation expense	10.7	3.5	2.2
Proceeds from settlements of currency derivative financial instruments	(9.8)	—	—
Equity in earnings of affiliates	—	1.6	0.2
Unrealized (gains) losses on derivative financial instruments	(28.3)	18.6	(4.2)
(Gain) loss on sale of property, plant and equipment	(14.7)	0.4	0.5
Other non-cash charges	6.1	4.1	8.3
Net change in working capital	11.0	(73.5)	(21.7)

Cash provided by operating activities	$190.9	$102.3	$2.1

Exchange Rates

During 2006, the overall weakening of the U.S. dollar against other currencies resulted in unrealized currency translation gains that increased our equity by $17.2 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. We eliminated all of the translation adjustments previously included within consolidated equity as a result of the Acquisition.

During 2006, the currency most responsible for currency translation gains was the euro, which increased in value against the U.S. dollar by approximately 12%.

The euro is the functional currency of our European-based operations other than in the U.K. In the future, our results of operations will be impacted to a greater degree by the exchange rate between the U.S. dollar and the euro. In addition, we have other operations where the functional currency is not our reporting currency, the U.S. dollar, and our results of operations are impacted by currency fluctuations between the U.S. dollar and such other currencies. The pound sterling is the functional currency of our Wales facility. The Brazilian real is the functional currency of our Brazil facility, and the Mexican peso is the functional currency of our Mexican facility.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2006:

	Cash payments due by period
	Total	2007	2008-2009	2010-2011	After 2011
	(in millions)
Long-term debt obligations	$2,588.0	$20.5	$31.0	$353.2	$2,183.3
Interest on long-term debt obligations	1,435.2	182.7	364.0	359.1	529.4
Estimated post-retirement benefit payments	49.6	4.5	9.3	9.9	25.9
Estimated pension funding	74.2	24.4	9.9	10.6	29.3
Operating lease obligations	27.0	9.8	11.4	4.2	1.6
Estimated payments for asset retirement obligations	14.4	3.1	2.1	2.4	6.8
Raw material purchase obligations	6,272.0	2,668.1	2,435.7	691.3	476.9
Natural gas purchase obligations	65.6	65.6	—	—	—

Total	$10,526.0	$2,978.7	$2,863.4	$1,430.7	$3,253.2

Our estimated funding for our funded pension plans and other post-retirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2007 will depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2007 is not practicable. Payments for unfunded pension plan benefits and other post-retirement benefit payments are estimated through 2016.

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

Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2006, as well as natural gas purchases using contractual prices. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary substantially from the amounts shown above.

Interest includes only the expected cash payments for interest under our Senior Notes and Senior Subordinated Notes and the Term Loan Facility and assumes an interest rate of 7.8% for the Term Loan Facility.

Our other debt instruments, including our Revolving Credit Facility, will carry variable interest rates and some will contain variable outstanding amounts for which estimating future interest payments is not practicable.

Environmental Contingencies

Our operations, like those of other basic industries, are subject to federal, state, local and international laws, regulations and ordinances. These laws and regulations (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as waste handling and disposal practices and (2) impose liability for costs of cleaning up, and certain damages resulting from, spills, disposals or other releases of regulated materials. It can be anticipated that more rigorous environmental laws will be enacted that could require us to make substantial expenditures in addition to those described in this annual report. See Item 1—“Business—Environmental.”

From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. To date, any such non-compliance with such environmental laws have not had a material adverse effect on our financial position or results of operations. See Note P of our audited consolidated financial statements included elsewhere in this annual report.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of our derivative instruments under SFAS No. 133, allowances related to doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other post-retirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note A of our audited consolidated financial statements included elsewhere in this annual report. There have been no significant changes to our critical accounting policies or estimates during the year ended December 31, 2006.

The following critical accounting estimates are used to prepare our consolidated financial statements.

Inventories

Our inventories are stated at the lower of cost or market. Cost is determined using either an average cost or specific identification method and includes an allocation of manufacturing labor and overhead costs to work-in-process and finished goods. We review our inventory values on a regular basis to ensure that their carrying values can be realized. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. As the ultimate realizable value of most of inventories is based upon the LME price of aluminum and zinc, future changes in those prices may lead to the determination that the cost of some or all of our inventory will not be realized and we would then be required to record the appropriate adjustment to inventory values.

As a result of the Acquisition, all of our inventories were adjusted from their historical costs to fair value in accordance with SFAS No. 141, “Business Combinations.” This resulted in a preliminary increase of approximately $61.3 million, substantially all of which is expected to be recognized as additional “Cost of sales” primarily in the first quarter of 2007.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

We review the carrying value of property and equipment to be held and used as well as amortizable intangible assets when events or circumstances indicate that their carrying value may not be recoverable. Factors that we consider important that could trigger an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates, which may be affected by the occurrence of certain events, including changes in economic and competitive conditions.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests of our goodwill annually and more frequently in certain circumstances. The goodwill impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include allocated goodwill. These projections include assumptions about aluminum and zinc prices, material margins, as well as natural gas and other operating costs. Due to the inherent volatility of commodity prices, actual results may vary from these projections, and could require an adjustment to be recorded. Other key assumptions used to determine the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on our current cost of capital, adjusted for the risks associated with our operations.

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

In prior years, we performed our annual impairment test as of the last day of our fourth quarter. For 2006, we have changed the measurement date to October 1, the first day of our fourth quarter, in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not have an effect on our financial performance or results of operations, nor was there any impact on prior period financial statements under the requirements of SFAS No. 154, “Accounting Changes and Error Corrections.” Retrospective application, as required under SFAS No. 154, was not necessary as no impairment charges had been recorded in any previous financial statements (with the exception of a charge recorded in 2002 upon the initial adoption of SFAS No. 142) nor did the change in measurement date cause any impairments.

Based on our calculations, none of our recorded goodwill was determined to be impaired at October 1, 2006. However, we cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the overall economic environment on our customer base, and a material negative change in our relationships with significant customers. In addition to the overall assumptions used to determine each reporting unit’s cash flows, the estimates of terminal year growth rates and the discount rate can have a dramatic impact on the determination of the discounted cash flows of each reporting unit. Our determination of these rates represents management’s best estimate but they are subject to change over time.

Credit Risk

We recognize our allowance for doubtful accounts based on our historical experience of customer write-offs as well as specific provisions for customer receivable balances. In establishing the specific provisions for uncollectible accounts, we make assumptions with respect to the future collectibility of amounts currently owed to us. These assumptions are based upon such factors as each customer’s ability to meet and sustain its financial commitments, its current and projected financial condition and the occurrence of changes in its general business, economic or market conditions that could affect its ability to make required payments to us in the future. In addition, we provide reserves for customer rebates, claims, allowances, returns and discounts based on, in the case of rebates, contractual relationships with customers, and, in the case of claims, allowances, returns and discounts, our historical loss experience and the lag time between the recognition of the sale and the granting of the credit to the customer. Our level of reserves for our customer accounts receivable fluctuates depending upon all of these factors. Significant changes in required reserves may occur in the future if our evaluation of a customer’s ability to pay and assumptions regarding the relevance of historical data prove incorrect. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows. At December 31, 2006, we estimate that $65.0 million of our consolidated accounts receivable were payable by U.S. automobile manufacturers or their direct suppliers.

Environmental Liabilities

Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Based on the results of this process, we provide reserves for environmental liabilities when and if environmental assessment and/or remediation cost are probable and can be reasonably estimated. We often cannot predict with certainty the total costs or the timing of the ultimate disposition of these matters. Due to these uncertainties, the precision of the estimated liabilities may be subject to significant changes.

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

Market Risk Management Using Financial Instruments

The procurement and processing of aluminum and zinc in our industry involves many risks. Some of these risks include changes in metal and fuel prices, changes in currency rates, and changes in interest rates. We attempt to manage these risks by the use of derivative financial instruments and long-term contracts. While these derivative financial instruments reduce, they do not eliminate these risks.

Our deferred gains and losses related to cash flow hedges that are considered effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” accumulate in our balance sheet (in “Accumulated other comprehensive income”) until the maturity of our respective hedging agreements. Gains and losses on the ineffective portion of our hedges are marked to market and recorded in the consolidated statement of operations in the current period. We do not account for derivative financial instruments involving aluminum as hedges. As a result, all of the related gains and losses on these derivative instruments are reflected in current period earnings.

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (the “NYMEX”) and the actual hedge price. These forward contracts are accounted for as cash flow hedges, with all gains and losses recognized in cost of sales when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with our customers, which limit our exposure to natural gas price risk.

We are also exposed to movements in currency rates to the extent that our purchases and sales are denominated in currencies other than the functional currencies. We manage this exposure by entering into currency forward and futures contracts that are designed to fix the cash we receive or pay for these items. We do not account for these derivative financial instruments as hedges and, as a result, all of the related gains and losses on these hedges are reflected in current period earnings.

The counterparties to the financial hedge agreements and futures contracts discussed above expose us to losses in the event of non-performance; however, our management currently does not anticipate any non-performance by existing counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities. Typically, we do not require collateral to support counterparty transactions.

We use what we believe are reasonable assumptions and, where applicable, established valuation techniques, in making our determination of the effectiveness of those derivative instruments that we account for as hedges for financial reporting purposes. However, such determinations are subject to change as movements in the hedged items may not correspond with the movements in the hedge instruments with enough precision to allow us to continue to defer gains and losses on these derivative instruments.

Pension and Post-retirement Benefits

Our pension and post-retirement benefit costs are accrued based on annual analyses performed by our actuaries. These analyses are based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Our expected rate of return on plan assets is a long-term assumption based upon our target asset mix. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, we look to use one of two methods depending on the size of the plan and the bond market in the resident country. For larger plans in countries with well-developed bond markets, including the U.S., projected cash flows are developed. These cash flows are matched with a yield curve based on an appropriate universe of high-quality corporate bonds. For other plans, discount rates are selected based on AA-rated bonds. Benchmark rates are adjusted based on the underlying duration of the plan’s liabilities and the resulting yields serve as the basis for determining our best estimate of the effective settlement rate. A decrease or increase in the discount rate or the rate of return on plan assets by 0.5% would not have resulted in a material change in our reported net periodic benefit costs.

Unrecognized actuarial gains and losses relating to changes in our assumptions and actual experiences differing from them will be recognized over the expected remaining service life of the employee group under the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

The actuarial assumptions used to determine pension and other post-retirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at December 31, 2006.

Recently Issued Accounting Standards

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” issued by the FASB in December 2004. Prior to January 1, 2006, we applied the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

We elected to adopt the modified prospective transition method of SFAS No. 123(R). Under this method, stock-based compensation expense beginning as of January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated under the provisions of SFAS No. 123 and previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148. Compensation expense also includes the grant-date fair value for all stock-based compensation awards granted subsequent to December 31, 2005 estimated in accordance with SFAS No. 123(R). In addition, all remaining unamortized stock-based compensation expense previously included as a separate component of stockholder’s equity was reversed against “Additional paid-in-capital” on January 1, 2006.

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests decreased by $5.3 million and net income decreased by $3.3 million for the period from January 1, 2006 to December 19, 2006. Total stock-based compensation expense for the period from January 1, 2006 to December 19, 2006, including amounts within “Restructuring and other charges” in the consolidated statement of operations, was $21.5 million. In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. Total stock-based compensation expense for the years ended December 31, 2005 and 2004 was $3.5 million and $5.8 million, respectively. For the period from January 1, 2006 to December 19, 2006, $3.6 million of excess tax benefits were reported as cash flows from financing activities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial applications of SFAS Nos. 87 and 106 will be recognized in the consolidated balance sheet, net of tax, as a component of Accumulated other comprehensive income and will be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.

The Company adopted SFAS No. 158 as of December 31, 2006, however, as a result of the Acquisition, the adoption had no effect on our consolidated financial position, results of operations, or cash flows. Under the provisions of SFAS No. 141, we valued our pension and other postretirement benefit plans at fair value. The definition of fair value as used in SFAS No. 141 is consistent with the measurement principles of SFAS No. 158 and, as a result, no adjustment upon the adoption of SFAS No. 158 was necessary. Further, all unrecognized actuarial gains and losses previously included in Accumulated other comprehensive income were eliminated as a result of the Acquisition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatement in Current Year Financial Statements.” SAB No. 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of December 31, 2006 with no impact to our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 requires that the cumulative effect of adoption be recorded as an adjustment to the opening balance of retained earnings. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation as required and are currently in the process of documenting and quantifying the financial impact of FIN No. 48 but have not yet completed the analysis of the potential impact that FIN No. 48 will have on our consolidated financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We adopted the provisions of this statement effective January 1, 2006, the effect of which do not have an impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, zinc and natural gas as well as changes in currency and interest rates. We use derivative instruments, such as forwards, futures, options, collars, swaps and interest rate swaps to manage the effect of such changes. These derivative financial instruments reduce the impact of both favorable and unfavorable fluctuations in aluminum and zinc prices as well as fluctuations in currency and interest rates.

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Our commodity and derivative activities are subject to the management, direction and control of our Risk Oversight Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates. The Risk Oversight Committee reports to our Board of Directors, which has supervisory authority over all of its activities.

We are exposed to losses in the event of non-performance by the counterparties to the derivative contracts discussed below. Although non-performance by counterparties is possible, we do not currently anticipate any nonperformance by any of these parties. Counterparties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counterparty.

Commodity Price Risk

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into forwards, futures and options contracts. For accounting purposes, we do not consider our aluminum derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Our zinc derivative instruments have historically been accounted for as hedges, and as a result, unrealized gains and losses related to the effective portions of these hedges were recorded in “Other comprehensive (loss) income” within our consolidated balance sheet until the underlying transaction impacted earnings. Subsequent to the Acquisition, we no longer account for our zinc derivatives as hedges and all future changes in fair value will be recorded immediately in our consolidated statement of operations.

Aluminum Hedging

The global rolled and extruded products segment enters into a substantial number of derivative financial instruments in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment as well as the impact of these price movements on a portion of base inventory levels. As we do not account for these derivatives as hedges, the changes in their fair values are included within “Gains (losses) on derivative financial instruments” in our consolidated statement of operations. However, our measurement of segment profitability only includes the gain or loss associated with those derivatives that settled during the period.

Global rolled and extruded products segment income included realized gains of $0.5 million, $9.3 million and $2.2 million in the years ended December 31, 2006, 2005 and 2004, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $24.9 million on the acquired derivatives of Corus Aluminum. These rules will continue to impact our reported “(Gains) and losses on derivative financial instruments” and segment income in future periods.

From time-to-time, the global recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments.

For the year ended December 31, 2006, our global recycling segment income included realized losses of $5.0 million for settled metal derivative financial instruments. For the year ended December 31, 2005, our global recycling segment income was not impacted by settled metal derivative financial instruments. For the year ended December 31, 2004, our global recycling segment included realized gains of $2.6 million for settled metal derivative financial instruments.

Zinc Hedging

In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these hedges are included within “Other comprehensive (loss) income” in the consolidated balance sheet while the ineffective portions are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations. These contracts are settled in the month of the corresponding production or shipment.

In 2006, 2005 and 2004, our zinc segment’s income included realized gains (losses) of $1.0 million, $(0.4) million and $0.7 million, respectively, due to settled zinc metal hedging contracts.

In January 2007, we entered into price collars designed to protect a portion of our forecasted zinc sales from changes in the LME price of zinc. These derivatives will not be accounted for as hedges and, as a result, changes in their fair value will be recorded immediately in our consolidated statement of operations. These derivative financial instruments, while reducing the risk associated with declining zinc prices, will limit our ability to benefit if zinc prices were to increase.

Natural Gas Hedging

Natural gas is the principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in “Cost of sales” in the same period as the underlying gas purchases. Gains on the settlement of these contracts totaled $2.3 million, $22.1 million and $3.7 million for years ended December 31, 2006, 2005 and 2004, respectively.

Financial Risk

Currency

The acquisition of Corus Aluminum has increased our exposure to fluctuations in currencies as certain of the purchases and sales entered into by our European rolled and extruded products operations are denominated in currencies other than their functional currencies. We have assumed and entered into foreign currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the currency forward contracts are not accounted for as hedges and, as a result, the changes in their fair value are recorded immediately in the consolidated statement of operations. However, as with the aluminum derivatives, our measurement of segment performance only includes gains and losses associated with settled currency derivatives.

We recorded realized gains of $7.0 million in the year ended December 31, 2006, of which a loss of $2.8 million has been included in segment income. The remaining gain of $9.8 million related to the settlement of option contracts used to hedge a portion of the purchase price paid for Corus Aluminum and has not been included in segment income.

As with our aluminum derivatives, the application of purchase accounting prohibited us from recording $9.9 million of cash flow gains on settled currency hedges during the year ended December 31, 2006. These rules will continue to impact our reported “(Gains) losses on derivative financial instruments” and segment income in future periods.

Interest Rates

We have historically funded, and intend to continue to fund, our operations from our credit facilities. A substantial amount of our indebtedness bears interest at variable rates. There were no interest rate swaps or similar derivative financial instruments outstanding as of December 31, 2006. However, in February 2007 we reduced our exposure to interest rate fluctuations by entering into interest rate swaps that fix the interest we will pay on a portion of our variable rate debt.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at December 31, 2006 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2006:

Derivative	Amounts hedged	Maturity dates	Fair value	Deferred gain (loss), net	Impact of 10% adverse price change
	(dollars in millions)
Aluminum net purchase contracts	50,308 MT	2007-2011	$89.7	$—	$(8.0)
Zinc net sales contracts	4,222 MT	2007	0.4	—	(1.8)
Natural gas	2.7 BCF	2007	(1.0)	—	(1.7)
Currency	$403.7	2007-2010	$11.2	—	(33.7)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note A and Note R of our audited consolidated financial statements included elsewhere in this annual report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and supplementary data are included as pages F-1 through F-     at the end of this annual report:

Index	Page Number
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet at December 31, 2006 (Successor) and 2005 (Predecessor)	F-3

Consolidated Statements of Operations for the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the years ended December 31, 2005 and 2004 (Predecessor)

F-4

Consolidated Statements of Cash Flows for the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the years ended December 31, 2005 and 2004 (Predecessor)

F-5

Consolidated Statements of Stockholder’s Equity for the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the years ended December 31 2005 and 2004 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established and we maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the SEC. As of December 31, 2006, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006 and based on that evaluation of our disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Aleris is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Aleris’ internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006, using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Corus Aluminum, which was acquired on August 1, 2006, and which is included in the 2006 consolidated financial statements of the Company. We did not assess the effectiveness of internal control over financial reporting at this entity because we did not believe we had adequate time to conduct an assessment of the internal control over financial reporting in the period between the consummation date of the acquisition and the date of management’s assessment. The excluded entity constituted $1.8 billion of total assets as of December 31, 2006 and approximately $909.8 million and $0.6 million of revenues and income before income taxes, respectively, for the period from January 1, 2006 to December 19, 2006 (Predecessor) and $39.6 million and $5.6 million of revenues and income before income taxes, respectively, for the period from December 20, 2006 to December 31, 2006 (Successor). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Aleris International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Aleris International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aleris International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the effectiveness of the internal controls over financial reporting of Corus Aluminum, which was acquired on August 1, 2006. Corus Aluminum is included in the 2006 consolidated financial statements of Aleris International, Inc. since August 1, 2006 and constituted $1.8 billion of total assets, as of December 31, 2006 and approximately $909.8 million and $0.6 million of revenues and income before income taxes, respectively, for the period from January 1, 2006 to December 19, 2006 (Predecessor) and $39.6 million and $5.6 million of revenues and income before income taxes, respectively, for the period from December 20, 2006 to December 31, 2006 (Successor). Our audit of internal control over financial reporting of Aleris International, Inc. also did not include an evaluation of the internal control over financial reporting of Corus Aluminum.

In our opinion, management’s assessment that Aleris International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aleris International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aleris International, Inc. as of December 31, 2006 (Successor Company) and 2005 (Predecessor Company) and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from December 20, 2006 through December 31, 2006 (Successor Company), the period from January 1, 2006 through December 19, 2006 (Predecessor Company) and for each of the two years in the period ended December 31, 2005 (Predecessor Company) and our report dated March 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 28, 2007

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Steven J. Demetriou	48	Chairman of the Board and Chief Executive Officer
Kelvin Davis	43	Director
Michael MacDougall	36	Director
Jonathan Garfinkel	31	Director
Dale V. Kesler	68	Director
Paul E. Lego	76	Director
Michael D. Friday	55	Executive Vice President and Chief Financial Officer
John J. Wasz	46	Executive Vice President and President, Aleris Rolled Products—North America
Sean M. Stack	40	Executive Vice President and President, Europe
Christopher R. Clegg	49	Executive Vice President, General Counsel and Secretary
Robert R. Holian	54	Senior Vice President and Controller
Alfred Haszler	61	Senior Vice President and President, Aleris Rolled and Extruded Products—Europe
Scott McKinley	45	Senior Vice President and Treasurer
K. Alan Dick	43	Senior Vice President, Global Metals Procurement

Kevin Burns was elected as a director on December 19, 2006 by our sole stockholder. On March 30, 2007, Mr. Burns notified the Company that effective March 30, 2007, he would no longer serve as a director of the Company.

The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.

Steven J. Demetriou—Steven J. Demetriou became Chairman of the Board and Chief Executive Officer of Aleris following the acquisition of Commonwealth. Mr. Demetriou served as President and Chief Executive Officer of Commonwealth from June 2004 and served as a director of Commonwealth from 2002 until the acquisition of Commonwealth acquisition. Mr. Demetriou was President and Chief Executive Officer of Noveon, Inc., a global producer of advanced specialty chemicals from 2001 until June 2004. Prior to that, from 1999 to 2001, he was Executive Vice President of IMC Global Inc., a producer of crop nutrients and animal feed ingredients. Mr. Demetriou also served in a number of leadership positions with Cytec Industries Inc., a specialty chemicals and materials company, from 1997 to 1999. From 1981 to 1997, he held various positions with Exxon Corporation. Mr. Demetriou is a Director of ElkCorp and OMG Group, Inc. He is a member of the audit committee, compensation committee and corporate governance committee of each of these companies. Additionally, Mr. Demetriou is a Director of Kraton Polymers LLC and a Director of Kraton’s direct parent company, Polymer Holdings LLC.

Kelvin Davis—Mr. Davis is a Senior Partner of TPG and Head of the firm’s North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles, which he co-founded in 1991. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass. Prior to his affiliation with RMB Realty, he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis is the Chairman of the Board of Kraton Polymers LLC, and a Director of Metro-Goldwyn Mayer Inc. and Altivity Packaging, LLC. He is also a Director of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization), and is on the Board of Overseers of the Huntington Library, Art Collections, and Botanical Gardens.

Michael MacDougall—Mr. MacDougall is a Partner of TPG. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. Prior to attending business school, Mr. MacDougall was an assistant brand manager in the Paper Division of Procter & Gamble. Mr. MacDougall serves on the Board of Directors of Altivity Packaging LLC, Kraton Polymers LLC and the New York Opportunity Network.

Jonathan Garfinkel—Mr. Garfinkel is a Vice President at TPG. Prior to joining TPG in 2000, Mr. Garfinkel worked as a financial analyst at Newbridge Latin America, where he focused on private equity transactions in Argentina, Brazil, Columbia and Mexico. Prior to joining Newbridge, Mr. Garfinkel was a financial analyst in the Global Power group at Lehman Brothers.

Dale V. Kesler—Mr. Kesler was elected as a Director in February 2007. Mr. Kesler had formerly served as a Director of Aleris since 2002 and up to the Acquisition in December 2006. Mr. Kesler retired in 1995 as a partner of the professional accounting firm Arthur Andersen LLP. He served as that firm’s Dallas office accounting and audit division head from 1973 through 1982 and as the managing partner of the Dallas office from 1983 through 1994. Mr. Kesler also serves as a director of ElkCorp, Triad Hospitals, Inc. and CellStar Corp.; he is a member of the Audit Committee of each of these companies. He is also a member of the Compensation Committee and Corporate Governance Committee of ElkCorp. He is also a member of the Compliance Committee of Triad Hospitals.

Paul E. Lego—Mr. Lego was recently elected as a Director in February 2007. Mr. Lego previously served as Director of Aleris since Aleris’s acquisition of Commonwealth and up to the Acquisition in December 2006. He was previously the Non-Executive Chairman of the Board of Directors of Commonwealth from 1995 until completion of Aleris’s acquisition of Commonwealth. He is currently President of Intelligent Enterprises, a private consulting firm. From 1990 until his retirement in 1993, Mr. Lego was Chairman of the Board of Directors and Chief Executive Officer of Westinghouse Electric Corporation. Mr. Lego is an Emeritus Trustee of the University of Pittsburgh and a member of the American Society of Corporate Executives.

Michael D. Friday—Michael D. Friday has served as Executive Vice President and Chief Financial Officer of Aleris since the Commonwealth acquisition. Prior to that time, Mr. Friday served as Executive Vice President and Chief Financial Officer of Commonwealth. Prior to joining Commonwealth in June 2004, Mr. Friday served as Executive Vice President and Chief Financial Officer of Noveon, Inc. from 2001 to 2004. From 1997 to 2001, Mr. Friday served as Vice President—Finance, Business Development and Information Technology at BFGoodrich Performance Materials. From 1994 to 1997, Mr. Friday was Vice President of Finance for The Little Tikes Company, a unit of Rubbermaid, Inc. Mr. Friday began his career with the General Electric Company in 1974, where he served in a variety of increasingly responsible financial management capacities.

John J. Wasz—John J. Wasz has served as Executive Vice President and as President—Aleris Rolled Products since the Commonwealth acquisition. Prior to that time, from 2000, he served as Executive Vice President and President of Alflex (a former subsidiary of Commonwealth), and prior to that Mr. Wasz held the position of Vice President of Alflex Operations. Additionally, Mr. Wasz served in several other capacities within Commonwealth, including Vice President of Materials; Vice President of Marketing and Sales; Distribution Marketing Manager; and Regional Manager.

Sean M. Stack—Sean M. Stack has served as Executive Vice President and President, Europe since the acquisition of Corus Aluminum. Prior to that time, Mr. Stack was Senior Vice President, Treasurer and Corporate Development of Aleris since Aleris’s acquisition of Commonwealth, and prior to that, he was Vice President and

Treasurer of Commonwealth. Prior to joining Commonwealth in June 2004, he had served as Vice President and Treasurer of Noveon, Inc., beginning in March 2001. Prior to joining Noveon, Mr. Stack served as Vice President and Treasurer for Specialty Foods Corporation from May 1996 to December 2000. Mr. Stack joined Specialty Foods as Assistant Treasurer in 1996. Prior to that, he was a Vice President at ABN AMRO Bank in commercial and investment banking.

Christopher R. Clegg—Christopher R. Clegg was promoted to Executive Vice President, General Counsel and Secretary in January 2007. Prior to that Mr. Clegg served as Senior Vice President, General Counsel and Secretary of Aleris since the Commonwealth acquisition. Prior to that time, Mr. Clegg was Vice President, General Counsel and Secretary of Commonwealth. Before joining Commonwealth in June 2004, he had served as Senior Vice President, General Counsel and Secretary of Noveon, Inc. since March 2001. Mr. Clegg had served as Vice President-Legal for the Performance Materials Segment of BF Goodrich Company since 1999. Before assuming that position, Mr. Clegg served as Senior Corporate Counsel for Goodrich Aerospace since May 1991. Prior to joining Goodrich, Mr. Clegg was a corporate lawyer in private practice with the law firms of Squire, Sanders & Dempsey in Cleveland, Ohio and Perkins Coie in Seattle, Washington.

Robert R. Holian—Robert R. Holian has served as Senior Vice President and Controller of Aleris since 1999. He joined the Company in May 1990 as director of financial analysis and planning. He was named Controller in 1992, and became a Vice President in 1994. Prior to joining Aleris, Mr. Holian held various financial positions at Maxus Energy Corp. and Diamond Shamrock Corporation.

Alfred Haszler—Alfred Haszler has served as our Senior Vice President and President of Aleris Rolled Products Europe since the acquisition of Corus Aluminum. Prior to that time, he was the Managing Director of the Corus Aluminum Rolled Products business, and prior to that, he served as Director of the Koblenz Plant operations of Corus Aluminum Rolled Products business. He first began working with the Koblenz plant operations in 1970 and has held a variety of management positions with increasing responsibility.

Scott McKinley—Scott McKinley has served as Senior Vice President and Treasurer since September 2006. From June 2004 till then, Mr. McKinley served as Vice President and Chief Financial Officer for Lubrizol Corporation’s Specialty Chemicals Segment. Prior to that, he was the Vice President and Controller of Noveon, Inc. Mr. McKinley also previously held the position of Director, Financial Planning and Analysis for BFGoodrich Performance Materials and spent the first 15 years of his career at the General Electric Company.

K. Alan Dick—Alan Dick has served as Senior Vice President, Global Metals Procurement since January 2007. Previously he had been Vice President, Metals Sourcing since 2004. Prior to 2004, Mr. Dick had been Director, Raw Material Purchasing for Commonwealth Industries, Inc. and had held a number of positions in the Commonwealth supply chain function since 1998. Prior to joining Commonwealth, Alan was Vice President and General Manager—Pacific Region for Ideal Metals. He began his career with Pechiney SA in Canada where he held several positions including Vice President.

Prior to the Acquisition, Section 16(a) of the Exchange Act required our officers, directors and persons who owned more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons were required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by them, including Forms 3, 4 and 5. We believe that all filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during 2006.

The Company maintained and enforced a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with the Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”) applicable to all employees. In instances where the Code of Business Conduct is silent or its terms are inconsistent with or conflict with any of the terms of the Senior Officers Code, then the provisions of the Senior Officers Code control and govern in all respects. Both the Senior Officers Code and the Code of Business Conduct are available at our website (http://www.aleris.com) by clicking on “Corporate

Governance.” Any future changes or amendments to our the Senior Officers Code and the Code of Business Conduct, and any waiver of our the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at this location. A copy of both the Senior Officers Code and the Code of Business Conduct may also be obtained upon request from the Company’s Secretary.

Board Committees

Our Board of Directors has established Compensation, Audit and Executive Committees. TPG has the right to have at least one of its directors sit on each committee of the Board of Directors, to the extent permitted by applicable laws and regulations.

Messrs. Garfinkel, Kesler (Chair), and MacDougall are the members of the Audit Committee. Mr. Kesler has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The Audit Committee is appointed by the Board to assist the Board in fulfilling its oversight responsibilities by:

•	overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company;

•	monitoring the integrity of financial information that will be provided to the shareholders and others and the Company’s compliance with legal and regulatory requirements;

•

reviewing areas of potential significant financial risk to the Company including evaluation of the system of internal controls and procedures for financial reporting which management and the Board of Directors has established;

•	monitoring the qualifications and independence of the Company’s external auditors;

•	monitoring the performance of the Company’s external auditors and internal auditing function;

•	reporting on all such matters to the Board of Directors; and

•	preparing the report required by the rules of the SEC to be included in the Company’s annual report on Form 10-K.

In addition, the Audit Committee has the authority to retain and, if necessary, terminate our independent registered public accounting firm (subject, if applicable, to ratification by the Company’s stockholder).

Messrs. Davis (Chair), Lego, and MacDougall are the members of the Compensation Committee. The purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation of the Company’s executive and senior management. In this respect, the Committee has overall responsibility for approving and evaluating executive and senior management compensation plans, policies and programs of the Company and awards thereunder. A copy of the Compensation Committee Charter is available on our website at http://www.aleris.com.

Messrs Davis, Demetriou (Chair), and MacDougall are the members of the Executive Committee. The executive committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled Board meeting.

Board Composition

Our Board of Directors consists of six directors all of whom were elected by TPG which owns indirectly approximately 97.74% of our outstanding equity. Our by-laws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his successor is elected.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Introduction

As a result of the Acquisition, many of the Company’s compensation policies and arrangements that had been in place during the 2006 fiscal year were discontinued as of December 19, 2006 and, with certain exceptions described below, any outstanding equity awards pursuant to those plans or arrangements were cancelled, and the holders of these awards, (including the named executive officers) received a cash payment of $52.50 per share for each share of common stock underlying their equity holdings, whether or not the awards would have been vested or exercisable at the time of the Acquisition. The information provided below describes the Company’s compensation program before the Acquisition, as it relates to the compensation of its named executive officers up until December 19, 2006, summarizes the payments received by the named executive officers that occurred as part of the Acquisition, and briefly describes the compensation packages for the named executive officers that have been put in place since the Acquisition.

2006 Compensation Program Prior to the Acquisition

Aleris’s 2006 compensation philosophy centered on the belief that executive compensation should be directly linked to improvement in corporate performance and the creation of long-term stockholder value. Prior to the Acquisition, the Company had a Compensation Committee (the “2006 Committee”) charged with making determinations of compensation policy and decisions. Following the Acquisition in February 2007, the Board of Directors of the Company (the “2007 Board”) established a Compensation Committee (the “2007 Committee”).

The 2006 Committee had three main objectives that served as guidelines for compensation decisions:

•	provide a competitive total executive compensation package that enables Aleris to attract and retain key executives;

•	ensure that all pay programs are aligned with Aleris’s annual and long-term business objectives and strategy; and

•	provide variable compensation opportunities that are directly linked with the performance of Aleris.

In 2006, Aleris’s executive compensation program consisted of five components: (1) base salary; (2) an annual incentive award based on overall Company performance, business unit performance, and achievement of individual objectives; (3) long-term performance incentive awards that were intended to support the achievement of superior results over time and to align executive officer and stockholder interests; (4) a base level of pension benefits through both tax-qualified and nonqualified pension arrangements; and (5) a limited number of perquisites and other benefits traditionally awarded to executive officers.

These elements worked together to provide a compensation package that would achieve the main objectives the 2006 Committee had identified and offered an appropriate mix of current and long-term compensation to provide the executive with a competitive salary and also certain incentives in the form of potential future gains. Generally for 2006 compensation, the level of each element including base salary, annual incentive, long-term incentive and pension benefits would be comparable to the median of these types of compensation paid by entities with whom the Company competes as well as fall within a range of appropriate compensation for the named executive officer’s position and internal pay equity considerations.

The 2006 Committee, as in prior years, engaged an independent compensation consultant to assist in determining 2006 compensation. The independent compensation consultant compiled comparable salary and incentive compensation information for a number of representative companies and in the general market. In addition to reviewing the information and data provided by the compensation consultant regarding salary levels for persons in those positions in the entities with whom Aleris competes, the 2006 Committee reviewed the performance of each named executive officer, taking into account Aleris’s operating and financial results for the prior year, the contribution of each named executive officer to those results, and the achievement of goals established for each executive officer at the beginning of the prior year. Following its evaluation process and after consultation with Mr. Demetriou, the 2006 Committee made recommendations for salary adjustments and incentive awards to the Board of Directors serving at that time (the “2006 Board”).

Base Salary and 2006 Cash Bonus Awards

As in the past, the 2006 Committee considered base salary together with the 2006 cash bonus awards as part of a cash compensation package, and with respect to 2006 compensation, it set this cash compensation amount for the named executive officers in order to align the position’s responsibilities with its remuneration and also in comparison to the 50th percentile of this type of compensation paid in the competitive market in which Aleris competes for comparable executive ability and experience.

The 2006 cash bonus amounts were awarded pursuant to the Amended and Restated Aleris International, Inc. 2004 Annual Incentive Plan under a program we refer to as the Management Incentive Plan or “MIP”. These cash bonus awards represent variable compensation linked to organizational performance, which was a significant component of the Company’s total 2006 compensation package for key employees, including the named executive officers, and was designed to reward the employee’s participation in the Company’s achievement of critical financial performance and growth objectives.

With respect to 2006, the MIP awards linked employee pay to improvements in adjusted EBITDA and working capital as a percentage of sales, and the achievement of individual objectives. Adjusted EBITDA is a non-U.S. GAAP financial measure and, for this purpose, is defined as net income before interest income and expense, taxes, depreciation and amortization and minority interests and excluding restructuring and other charges, losses on the early extinguishment of debt, one-time realized gains on the settlement of derivative financial instruments that hedged a portion of the purchase price to acquire Corus Aluminum and the sale of our facility in Carson, California, mark-to-market SFAS 133 unrealized gains and losses on derivative financial instruments, and the non-cash cost of sales impact of the write-up of inventory and other items through purchase accounting. The 2006 Committee used adjusted EBITDA as a performance metric and believed that this measure was commonly used by our stockholders, noteholders and lenders with respect to the performance of fundamental business objectives, as well as our ability to meet future debt service, capital expenditures and working capital needs.

The incentive targets set for 2006 for the named executive officers, other than Mr. Wasz, were weighted as follows for these goals: (i) Aleris adjusted EBITDA, 60%; (ii) company working capital as percentage of sales, 20%; and (iii) individual objectives, 20%. The incentive targets set for 2006 for Mr. Wasz, as an executive officer with primary responsibility for a business unit, were weighted as follows for these goals: (i) Aleris adjusted EBITDA, 10%; (ii) Rolled Products, North America adjusted EBITDA, 50%, (iii) Rolled Products, North America working capital as percentage of sales, 20%; and (iv) Individual Objectives, 20%. In each case, the Individual Objectives targets allowed each individual to be assessed based on performance relative to 2-3 goals and objectives that were linked to the performance of the overall organization. For Mr. Demetriou, the Board of Directors set his individual MIP goals and objectives after consulting with him. For the remaining named executive officers, following consultation with Mr. Demetriou, the 2006 Committee set individual MIP goals and objectives for each officer. The 2007 Committee evaluated whether these goals were achieved.

Potential payouts for adjusted EBITDA and working capital targets ranged from 0% to 250% of the weighted target, and Individual Objective targets ranged from 0% to 150% of the weighted target. Generally, target performance for a financial objective at 100% corresponded to the achievement of the 2006 Aleris business plan, and the Company expected that this target would be met at this level. The payout for 250% of target was achievable for performance significantly higher than the 2006 Aleris business plan, and the Company believed that these targets were very aggressive but attainable. Similarly, target performance for an Individual Objective at 100% corresponded to achievements related to the 2006 Aleris business plan, that the Company expected could be met. The payout for 150% of an Individual Objective was achievable for achievements related to the 2006 Aleris business plan that were aggressive but attainable. Based on 2006 performance, the 2007 Committee deemed the Aleris adjusted EBITDA, Aleris working capital, and Rolled Products, North America working capital targets to have been met at 250% and the Rolled Products, North America adjusted EBITDA target to have been met at 244%. Subject to attainment of Individual Objectives, MIP awards were paid accordingly.

Name	2006 Base Salary (1)	2006 Target Bonus (% of Base Salary)	2006 Bonus
Steven J. Demetriou	$850,000	100%	$1,912,500
Michael D. Friday	395,000	75	681,375
John J. Wasz	385,000	75	644,346
Sean M. Stack (2)	325,000	70	511,875
Christopher R. Clegg	290,000	60	391,500

(1)	In connection with the Acquisition, each of the named executive officers entered into new employment agreements. With the exception of Mr. Stack, who received a salary increase in August 2006, each named executive officer has had an increase to his base salary under these agreements. See below, under “Other Matters.”
(2)	In August 2006, Mr. Stack was promoted to Executive Vice President and President—Europe. His annual base salary was increased from $250,000 to $325,000. His 2006 target bonus was increased from 60% to 70% of his increased annual base salary.

Long-Term Incentives

As part of its compensation program, long-term incentives, including both stock-based and cash-based incentives, had been used by the Company as another compensation strategy through which to align the interests of Aleris’s named executive officers and other key management personnel responsible for the growth of Aleris with the interests of Aleris’s stockholders. While long-term incentives were awarded to the named executive officers in December 2005, no new long-term incentive awards were granted to the named executive officers in 2006.

Retirement and Post-Employment Benefits

The Company offers its executive offices the same retirement benefits as Aleris employees. It also provides a program through which the named executive officers are restored to the base level of retirement contributions after Company and Internal Revenue Service (the “IRS”) limits have been met. We believe these benefits are not competitive with similar executive retirement benefits paid by companies with which Aleris competes.

Each of the named executive officers participated in the Commonwealth Industries, Inc. 401(k) plan (the “Commonwealth 401(k) Plan”) during 2006. Pursuant to the Commonwealth 401(k) Plan, the Company made a matching contribution of 100% of the first 3% of deferred income to the account of the named executive officer.

Each of the named executive officers also participated in the Commonwealth Industries, Inc. Cash Balance Plan (the “Cash Balance Plan”) during 2006, which provided retirement benefits for former employees of Commonwealth Industries Inc. Under the Cash Balance Plan, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based upon a percentage (determined based on the age and service) of the participant’s base salary plus bonus paid in the prior year. All balances in the account earn a fixed annual rate of interest, which is credited quarterly. The rate of interest is the lesser of the prior year’s average of the three-year U.S. Treasury securities or the rate on the thirty-year U.S. Treasury securities on November 1. In 2006, the interest rate was 3.83%. At retirement or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the participant in the form of an immediate or deferred lump sum or as an annuity.

Effective January 1, 2007, the Cash Balance Plan was frozen and no further contributions by the Company are being made. The Company has a new retirement plan that replaces the Commonwealth 401(k) Plan and the Cash Balance Plan.

The named executive officers also participate in two nonqualified, unfunded, deferred compensation plans that are open to a select group of management employees. The Benefit Restoration Plan is an unfunded, unsecured retirement plan for a select group of management employees, including the named executive officers. The plan is designed to work in conjunction with the Commonwealth Industries, Inc. 401(k) Plan and the Commonwealth Industries, Inc. Cash Balance Plan (plans that are intended to be qualified under section 401(a) of the Internal Revenue Code) (the “Code”). Once the IRS contribution limits and Company match limits under the respective retirement plan is attained each year, then a participant’s elected percentage of pre-tax and Company matching contributions are deposited into the Benefit Restoration Plan.

The Company matching contributions include a “match” amount portion which is a maximum of 4% of the participant’s elected pre-tax contribution less the amount of employer matching contributions contributed to the participant’s account under the Commonwealth Industries, Inc. 401(k) Plan less, as applicable, any benefit credit under the Commonwealth Cash Balance Plan. Under the terms of the Benefit Restoration Plan, all accounts were distributed to participants following the Acquisition.

The Company also has an unfunded deferred compensation plan for a select group of management employees, including the named executive officers. The Deferred Compensation Plan permits participants to defer receipt of 10% to 50% of base salary and MIP bonus. The Company does not contribute to this plan. A hypothetical account is established for each participant who elects to defer, and the participant selects investment funds from a broad range of options, which generally are the same funds available to 401(k) Plan participants. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. The normal form of payment is a lump sum, payable by election of the participant either at a specified date within two years of the deferral or at retirement or termination of employment. Installment distributions may be elected provided the participant complies with the election and timing rules of Section 409A. Under the terms of the Deferred Compensation Plan all accounts were distributed to participants following the Acquisition.

Perquisites

The Company intentionally provides limited perquisites to the named executive officers, including providing payment for financial advisory services and an annual medical examination, as well as a tax-gross up for the additional income tax liability as a result of receiving these benefits. Mr. Demetriou additionally receives a club membership for business use, a tax-gross up payment for this benefit, and supplemental life insurance policies. He reimburses the Company for any personal use of the club. The Company also makes indoor parking spaces available to certain executives at the Beachwood headquarters, including Messrs. Demetriou, Friday, Stack, and Clegg. These perquisites are less than typical both for entities which whom Aleris competes and in the general market for executives of industrial companies, especially in the case of the chief executive officer.

Compensation Payments as Part of Acquisition

The aggregate amount of compensatory payments and benefits that the named executive officers received as a result of the Acquisition and the underlying Company plans with respect to the cancellation of their outstanding equity awards was $47,289,005.

Treatment of Stock Options

Immediately prior to the Acquisition, there were 882,371 shares of our common stock subject to stock options granted under certain of our equity incentive plans to the named executive officers. Each outstanding stock option that was unexercised prior to the Acquisition, whether or not the option was vested or exercisable, was canceled (to the extent permitted under the governing stock plan documents and related award agreements or otherwise effectuated by us), and the holder of each such stock option received a cash payment equal to the product of:

•	the number of shares of our common stock subject to the option as of the effective time of the Acquisition; and

•	the excess of $52.50 over the exercise price per share of common stock subject to such option.

The table below summarizes the vested and unvested options held by our named executive officers prior to the Acquisition, as well as the consideration that each of them received pursuant to the Acquisition in connection with the cancellation of their options.

Name	# Shares Underlying Options	Weighted Average Ex. Price	Actual Consideration Received (1)
Steven J. Demetriou	441,800	$13.80	$17,097,760
Michael D. Friday	123,625	13.13	4,866,685
John J. Wasz	173,196	12.21	6,978,385
Christopher R. Clegg	79,850	13.73	3,095,484
Sean M. Stack	63,900	13.06	2,520,128

(1)	The amounts set forth in this “Actual Consideration Received” column are calculated based on the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share.

Treatment of Restricted Stock and Stock Units

Immediately prior to the Acquisition, there were 168,135 shares of our common stock represented by restricted stock awards held by its named executive officers under certain of our equity incentive plans. Pursuant to the award agreements and as a result of the change in control resulting from the Acquisition, all such restricted stock awards became immediately vested and free of restrictions effective as of December 19, 2006. The holder of each such award received a cash payment of $52.50 per share of restricted stock in exchange for the cancellation of such restricted shares in accordance with the treatment of other stockholders participating in the Acquisition.

The table below summarizes the restricted stocks and restricted stock unit awards held by our named executive officers as of immediately prior to the Acquisition, and the consideration that each of them received pursuant to the Acquisition Agreement in connection with the cancellation of such awards.

Name	# Restricted Shares	Actual Consideration Received
Steven J. Demetriou	91,083	$4,781,858
Michael D. Friday	24,292	1,275,330
John J. Wasz	22,152	1,162,980
Christopher R. Clegg	16,733	878,483
Sean M. Stack	13,875	728,438

Treatment of Performance Units

Certain executive officers and other employees of the Company, including each of the named executive officers, were granted performance units in 2005 and 2006 under the Company’s 2004 Equity Incentive Plan. These performance units, payable in shares of Aleris common stock, would vest based on the attainment of certain performance goals. One-half of the performance unit award would vest upon the attainment of return on capital employed targets (the “ROCE-Vested Units”) and the other half would vest only upon attainment of certain merger synergy targets prior to December 31, 2008 related to the merger of IMCO Recycling Inc. and Commonwealth Industries, Inc. (the “Synergy-Vested Units”). Certain executive officers and other employees, including each of the named executive officers, were also granted awards consisting of a cash amount and performance units as part of the 2005 Acquisition Incentive Awards (the “Acquisition Units”), which would be payable upon the attainment of specified goals at the end of 2006 and 2007.

Under the terms of the Acquisition Agreement, the Synergy-Vested Units remained outstanding and the Company would determine if it would make payments based on the attainment of the applicable performance measures in accordance with the original agreements. However, any amount that would have been payable in shares under the original terms of the performance award, would instead be payable in cash in an amount equal to $52.50 multiplied by the number of shares underlying the Synergy-Vested Unit.

Also, under the terms of the Acquisition Agreement, the ROCE-Vested Units and the Acquisition Units were accelerated and vested as if all performance goals had been met. The ROCE-Vested Units and the Acquisition Units were cancelled and paid on January 15, 2007 and each holder of such units received in consideration for such cancellation an amount in cash equal to $52.50 multiplied by the number of shares underlying the ROCE-Vested Units and the Acquisition Units plus the cash portion of the Acquisition Unit award, if any.

The table below summarizes the ROCE-Vested Units and the Acquisition Units held by our named executive officers at the time of the Acquisition, the consideration that each of them received in January 2007 for the cancellation of the performance units in connection with the Acquisition and the cash payment portion of the Acquisition Units that also was paid upon the cancellation of the Acquisition Units.

Name	# Shares Underlying ROCE-Vested Units	# Shares Underlying Acquisition Units	Acquisition Units Cash Portion	Total Actual Consideration for Units, Including Cash Portion
Steven J. Demetriou	25,000	10,535	$301,500	$2,167,088
Michael D. Friday	5,000	3,292	94,219	529,549
John J. Wasz	5,000	3,161	90,450	518,903
Christopher R. Clegg	3,500	1,975	56,532	343,970
Sean M. Stack	3,500	1,975	56,532	343,970

Treatment of Nonqualified Deferred Compensation Plans

All accounts under the Benefit Restoration Plan and the Deferred Compensation Plan were distributed to participants following the Acquisition.

Other Matters

Prior to the Acquisition, each of the named executive officers was a party to a severance agreement with the Company that had been executed in August 2005 (each a “2005 Severance Agreement”) and provided for severance benefits in the event the officer was terminated in connection with a change in control, as well as a tax gross-up related to any excise tax that may be assessed as a result of payments the officer would receive as part of a change in control. The Acquisition constituted a change in control pursuant to these agreements. While none of the named executive officers terminated their employment in connection with the Acquisition, payments for their various equity awards were made, as described above. In the case of Mr. Demetriou, these payments constituted “excess parachute payments” under Section 280G of the Code, resulting in a tax liability of $658,202 under Section 4999 of the Code for Mr. Demetriou. Pursuant to his 2005 Severance Agreement, the Company reimbursed Mr. Demetriou for the excise tax plus a tax gross-up in the amount of $538,702.

Executive Compensation Program after the Acquisition

Following the Acquisition, the compensation philosophy of Aleris aligns the interests of the executives with the interest of our primary stockholder, an affiliate of TPG, under the supervision of the 2007 Committee. Going forward there will be greater emphasis on long-term equity growth as opposed to near term cash compensation, and the 2007 Committee has provided significant equity investment opportunities tied to operational objectives through a one-time front loaded grant of options to purchase shares of our parent. While before the Acquisition, the 2006 Committee awarded long-term incentive awards at approximately the 50th percentile level of long-term incentive awards in the industry, long-term incentive awards going forward will be designed to target the 75th percentile of awards for similar compensation for manufacturing companies generally in our industry. The target levels of each of the other compensation elements, including base salary, annual incentive awards, and post-employment benefits will continue to correspond approximately to the 50th percentile of awards for similar compensation for manufacturing companies generally in our industry.

As previously discussed, the named executive officers entered into employment agreements on December 19, 2006. The employment agreements contain non-competition and non-solicitation provisions that extend for two years (Mr. Demetriou) and 18 months (for Messrs. Friday, Wasz, Stack and Clegg) after any termination of employment. The MIP has been continued with performance goals based on adjusted EBITDA, free cash flow and individual annual objectives. Free cash flow is a non-U.S. GAAP measure that is defined as adjusted EBITDA less capital expenditures and plus or minus the change in working capital. The 2007 Committee believes that adjusted EBITDA and free cash flow are commonly used by our primary stockholder, noteholders and lenders with respect to the performance of fundamental business objectives, as well as measures our ability to meet future debt service, capital expenditures and working capital needs.

The following table sets forth the 2007 base salary and target bonuses for the named executive officers:

Name	2007 Base Salary	2007 Target Bonus (% of Base Salary)	2007 Maximum Bonus (% of Base Salary)
Steven J. Demetriou	$1,000,000	100%	200%
Michael D. Friday	425,000	75	150
John J. Wasz	400,000	75	150
Sean M. Stack	325,000	70	150
Christopher R. Clegg	315,000	60	120

A new stock option plan was adopted in February 2007 pursuant to which certain executives and other key employees, including the named executive officers, received a one-time front loaded grant of options to purchase shares of Holdings. No options were granted prior to adoption of the plan.

On March 27, 2007, the 2007 Committee met and determined that the performance goals were achieved. Payments of $52.50 per share underlying each performance unit were paid accordingly to the Synergy-Vested Units holders including the named executive officers.

The following table sets forth the payments to the named executive officers for the Synergy- Vested Units:

Name	# Shares underlying Synergy-Vested Units	Actual Consideration Received
Steven J. Demetriou	25,000	$1,312,500
Michael D. Friday	5,000	262,500
John J. Wasz	5,000	262,500
Christopher R. Clegg	3,500	183,750
Sean M. Stack	3,500	183,750

Consideration of Sections 162(m) and 409A of the Code

Section 162(m) of the Internal Revenue Code disallows, in the case of a publicly held corporation, the corporation’s tax deduction for compensation paid to its chief executive officer and its named executive officers in excess of $1,000,000 per person. Performance-based compensation and certain other compensation are not subject to this deduction limitation. Before the Acquisition, Aleris reviewed its compensation plans to minimize potential adverse effects of this tax rule. When appropriate, steps were taken to qualify either annual or long-term incentive compensation as performance-based. The 2006 Committee reserved the authority to award non-deductible compensation at its discretion and did not adopt a policy that all compensation had to be deductible. Following the Acquisition, because the Company no longer has publicly-held equity, the restrictions of Section 162(m) no longer apply. However, since achieving increased enterprise value creation remains an Aleris goal, the 2007 Committee has emphasized performance-based compensation as an important part of the named executive officers’ total compensation package. The Company is making a good faith effort to achieve compliance with Section 409A of the Code.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5) (6)		Total ($)
Steven J. Demetriou Chairman and Chief Executive Officer	2006	$850,000	$400,000	$146,059	$—	$1,912,500	$9,707	$23,129,712	(7)	$26,447,978

Michael D. Friday Executive Vice President and Chief Financial Officer	2006	395,000	200,000	73,030	—	681,375	13,550	6,165,211	(8)	7,528,166

John J. Wasz Executive Vice President and President, Aleris Rolled Products-North America	2006	385,000	50,000	65,330	—	644, 346	9,725	8,157,085	(9)	9,311,486

Sean M. Stack Executive Vice President and President, Europe	2006	281,250	200,000	43,818	—	511,875	7,147	3,434,932	(10)	4,479,022

Christopher R. Clegg Executive Vice President, General Counsel and Secretary	2006	290,000	200,000	58,424	—	391,500	9,728	3,996,983	(11)	4,946,635

(1)	Represents special cash bonus approved and paid in February 2007 by the 2007 Committee in connection with the refinancing and recapitalization of the Company, including entering into the 2006 Credit Facilities and the Secured Hedging Agreements, as well as issuing the Senior Notes and the Senior Subordinated Notes.
(2)	Represents compensation cost recorded under SFAS No. 123(R) in connection with the release of amounts actually paid in 2006. See “Option Exercises and Stock Vesting during 2006” below.
(3)	MIP Bonus for 2006. See “Compensation Discussion and Analysis—Base Salary and 2006 Cash Bonus Awards” above.
(4)	Represents entire change in value for Cash Benefit Plan. See “Pension Benefits” below.
(5)	Includes the cancellation and payment of all outstanding restricted stock awards and stock option awards (less option purchase price) pursuant to Acquisition. Does not include cancellation and payment of Performance Units. See “Compensation Discussion and Analysis—Treatment of Stock Options” and “Compensation Discussion and Analysis—Treatment of Restricted Stock and Stock Units,” above.

Officer	Consideration for Cancelled Options	Consideration for Restricted Stock
Steven J. Demetriou	$17,097,760	$4,781,858
Michael D. Friday	4,866,685	1,275,330
John J. Wasz	6,978,385	1,162,980
Christopher R. Clegg	3,095,484	878,483
Sean M. Stack	2,520,128	728,438

(6)	The Company provides limited perquisites to its executives. See “Compensation Discussion and Analysis – Perquisites” above. The following table sets forth certain perquisites for the named executive officers:

Officer	Annual Physical	Financial Planning	Supplemental Insurance	Parking	Club Membership
Steven J. Demetriou	$2,949	$9,577	$11,791	$900	$7,322
Michael D. Friday	—	9,190	—	900	—
John J. Wasz	861	4,257	—	—	—
Christopher R. Clegg	—	9,085	—	900	—
Sean M. Stack	—	9,049	—	710	—

Amounts set forth in the above table represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for the Company’s Beachwood location. The table sets forth the costs that would have been paid by the named executive officer for the parking spaces. Tax gross-up payments are made to the named executive officers for club membership, annual physicals and financial planning services.
(7)	Includes for Mr. Demetriou, $14,051 tax gross up payments for perquisites identified in Note (4) to the Summary Compensation Table, $538,702 tax gross up payment for reimbursement of excise tax, $658,202 reimbursement of excise tax, and $6,600 Company match to the 401(k).
(8)	Includes for Mr. Friday, $6,506 tax gross up payments for perquisites identified in Note (4) to the Summary Compensation Table and $6,600 Company match to the 401(k).
(9)	Includes for Mr. Wasz, $4,005 tax gross up payments for perquisites identified in Note (4) to the Summary Compensation Table and $6,600 Company match to the 401(k).
(10)	Includes for Mr. Stack, $7,653 tax gross up payments for perquisites identified in Note (4) to the Summary Compensation Table and $6,600 Company match to the 401(k). Mr. Stack is currently on an expatriate assignment at the Company’s European Headquarters outside of Zurich, Switzerland. Pursuant to the Company’s expatriate program, Mr. Stack received $162,354 in benefits, including a one-time relocation allowance payment of $35,000, expatriate perquisites, including payment of $18,590 security deposit for his residence in Switzerland, $18,581 lease payments for his residence in Switzerland, $15,469 school registration and tuition fees for his children, and $34,248 aggregate travel expenses for his wife and children to find a residence and relocate to Switzerland.
(11)	Includes for Mr. Clegg, $6,431 tax gross up payments for perquisites identified in Note (4) to the Summary Compensation Table and $6,600 Company match to the 401(k).

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table provides information concerning outstanding equity awards at the end of the most recently completed fiscal year for each of the named executive officers. As a result of the Acquisition, these awards became payable in cash in an amount equal to $52.50 multiplied by the number of shares underlying the award.

Name	Stock Awards Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Steven J. Demetriou	25,000	(1)	$1,312,500
	10,535	(2)	553,088
	25,000	(3)	1,312,500
Michael D. Friday	5,000	(1)	262,500
	3,292	(2)	172,830
	5,000	(3)	262,500
John J. Wasz	5,000	(1)	262,500
	3,161	(2)	165,953
	5,000	(3)	262,500
Sean M. Stack	3,500	(1)	183,750
	1,975	(2)	103,688
	3,500	(3)	183,750
Christopher R. Clegg	3,500	(1)	183,750
	1,975	(2)	103,688
	3,500	(3)	183,750

(1)	Represents ROCE-Vested Units that were accelerated and vested as if all performance goals had been met on December 19, 2006. The ROCE-Vested Units were cancelled and paid in cash on January 15, 2007.
(2)	Represents common stock portion of Acquisition Units that were accelerated and vested as if all performance goals had been met on December 19, 2006. The Acquisition Units were cancelled and paid in cash on January 15, 2007.
(3)	Represents Synergy-Vested Units that were paid in cash on April 2, 2007. See “—Executive Compensation Program after the Acquisition.”

Option Exercises and Stock Vested during 2006

The following table provides information concerning exercises of stock options and similar instruments, and vesting of stock, including restricted stock and similar instruments, during the most recently completed fiscal year for each of the named executive officers on an aggregated basis. The table reports the aggregate number of shares of restricted stock vested during 2006, which for each individual consisted of shares vested based upon both the lapse of time and the achievement of performance metrics, and the aggregate dollar value realized upon the vesting of stock. We computed the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date. The table does not include any payments made in connection with the Acquisition. The Value Realized on Vesting for Stock Awards has been included in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	$ Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Steven J. Demetriou	—	—	54,334	$2,476,064
Michael D. Friday	—	—	27,167	1,231,580
John J. Wasz	—	—	18,606	900,114
Sean M. Stack	—	—	16,300	738,940
Christopher R. Clegg	—	—	21,734	1,007,640

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards

The following table provides information concerning outstanding non-equity incentive plan awards at the end of the most recently completed fiscal year for each of the named executive officers. Our non-equity incentive plan is the MIP. Actual payments under the MIP are discussed above under “—Base Salary and 2006 Cash Bonus Awards” above and included in the Summary Compensation Table

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Steven J. Demetriou	$0	$850,000	$1,955,000
Michael D. Friday	0	296,250	681,375
John J. Wasz	0	288,750	664,125
Sean M. Stack	0	227,500	523,250
Christopher R. Clegg	0	174,000	400,200

Pension Benefits

The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax qualified or not). The Cash Balance Plan is discussed above under “—Retirement and Post-Employment Benefits.”

Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the Plan, computed as of December 31, 2006. In making such calculation, we assumed that the retirement age will be the normal retirement age as defined in the Plan, or if not so defined, the earliest time at which a participant may retire under the Plan without any benefit reduction due to age. See Note L to our audited consolidated financial statements for assumptions used in calculating these benefits.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Steven J. Demetriou	Cash Balance Plan	2.6	$28,633
Michael D. Friday	Cash Balance Plan	2.6	38,784
John J. Wasz	Cash Balance Plan	21.5	171,309
Sean M. Stack	Cash Balance Plan	2.6	19,039
Christopher R. Clegg	Cash Balance Plan	2.5	25,827

Nonqualified Deferred Compensation

The following table provides information with respect to the Benefit Restoration Plan (the “BRP”) and the Deferred Compensation Plan (the “DCP”). The amounts shown include compensation earned and deferred in prior years, and earnings on, or distributions of, such amounts. Executive contributions are included in the Summary Compensation Table.

Name	Executive $ Contributions in Last FY (1)	Registrant $ Contributions in Last FY		Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions		Aggregate $ Balance at Last FYE
Steven J. Demetriou
BRP	$97,731	$177,063	(2)	$27,779	$335,572	(3)	—
DCP	408,000	—		45,771	453,771	(3)	—
Michael D. Friday
BRP	31,834	50,594	(2)	8,402	104,944	(3)	—
DCP	239,063	—		6,686	245,749	(3)	—
John J. Wasz
BRP	30,396	68,326	(2)	3,626	116,644	(3)	—
Sean M. Stack
BRP	11,949	17,686	(2)	1,056	40,023	(3)	—
Christopher R. Clegg
BRP	16,918	26,386	(2)	1,652	56,381	(3)	—

(1)	Employee deferrals deposited in 2006. Does not include employee deferral for December 31, 2006, which was deposited in January 2007.
(2)	Includes the 2006 Company Match and the 2005 Company True-Up Contribution deposited in 2006.
(3)	Account distributed in December 2006 as required plan documents as a result of change in control on December 19, 2006.

Potential Payments Upon Termination or Change in Control

As previously discussed, each of the named executive officers is a party to an employment agreement executed on or about December 19, 2006. Under the terms of the employment agreements, the executive officers’ employment may be terminated at any time by either party, subject to certain notice provisions and severance obligations in the event of termination under certain circumstances. The employment agreements also provide that until December 19, 2008, the applicable severance obligations are determined under the terms of the named executive officer’s 2005 Severance Agreements. The 2005 Severance Agreements are currently in effect and will continue to be in effect until terminated by their terms on December 18, 2008. After December 19, 2008, the named executive officers will be entitled severance compensation under their employment agreements. These terms are not fully described here because the provisions are not currently in effect; however they generally provide in the case of termination by the Company without cause or by the named executive officer for good reason, for a lump-sum payment equal to one and one-half times the named executive officer’s (two times, in the case of Mr. Demetriou) base and bonus amount.

The 2005 Severance Agreements provide, in relevant part, for severance payments as described below if the officer’s employment is terminated by Aleris during a two-year period following a change in control event for any reason other than for cause, death, disability or certain retirement events, or if the officer resigns for good reason (as defined in the Severance Agreements). As noted, the Severance Agreements provide for a “double trigger” in the event of a change in control such that payments are not made automatically when a change in control occurs but rather only in the event of a certain types of termination within the two-year window after the change in control event, which ties most of the severance payments to circumstances where an executive is involuntarily removed (either directly or indirectly as a result of changes to his job) from his position in connection with the change in control. Since the Acquisition was a transaction that constituted a change in control under the Severance Agreements, the severance payments tied to a termination in connection with a change in control are those that would be paid if one of the named executive officers would be terminated on or before December 18, 2008.

Under the Severance Agreements, since a change in control occurred on December 19, 2006, in the case a named executive officer is terminated for any reason other than for cause, death, disability or certain retirement events, or if the named executive officer resigns for good reason on or before December 18, 2008, he will be entitled to severance compensation as follows:

•

A lump sum payment in an amount equal to three times (for Mr. Demetriou) or two times (for Messrs. Friday, Wasz, Clegg and Stack) the sum of his base salary (at the highest rate in effect for any period within the past twelve months prior to his termination date) plus the highest of: (1) the target bonus for the 2006 fiscal year (the year in which the change in control occurred), (2) the target bonus for the fiscal year in which the termination occurs, or (3) the highest bonus earned by him in fiscal years 2003, 2004, or 2005 (the three fiscal years prior to the change in control);

•

A lump sum payment of a pro-rata portion of the annual bonus pay (based on the greater of (1) the target bonus for 2006 fiscal year (the fiscal year in which a change in control occurred) and (2) the target bonus for the fiscal year in which the termination occurs) and any compensation previously deferred by the officer under any nonqualified plan;

•	Continued welfare benefits for three years (for Mr. Demetriou) or two years (for Messrs. Friday, Wasz, Clegg and Stack) following his termination date; and

•

Reimbursement for any excise tax liability imposed by Section 4999 of the Internal Revenue Code, or any interest or penalties incurred with respect to such excise tax in an amount such that after payment by the respective officer of all taxes, that officer retains an amount equal to the amount of the excise tax.

The following table quantifies the potential payments as described above, assuming a termination date of December 31, 2006.

	Payments after CIC in event of “Nonqualifying Terminations”			Payments after CIC for reason other than “Nonqualifiying Termination”
Named Executive Officer	By the Company for Cause	By Executive for reason other than Good Reason	Death, Disability, Retirement	Base and Bonus with Multiplier	Target Bonus	Assumed Annual Value of Continued Benefits with Multiplier	Reimbursement of Tax (1)	Total Potential Payment
Steven J. Demetriou	—	—	—	$6,630,000	$850,000	$243,777	$6,681,622	$14,405,399
Michael D. Friday	—	—	—	1,746,250	296,250	41,532	1,516,389	3,600,421
John J. Wasz	—	—	—	1,688,000	288,750	30,900	1,316,660	3,324,310
Christopher R. Clegg	—	—	—	1,141,000	174,000	40,800	934,738	2,290,538
Sean M. Stack	—	—	—	1,105,000	227,500	30,600	935,480	2,298,580

(1)	Reimbursement of Tax takes into account that payments with respect to accelerated equity awards that were made December 19, 2006 and payments as a result of hypothetical termination on December 19, 2006 are both considered contingent on the December 19, 2006 change in control under Regulations to Section 280G of the Code; therefore, the reimbursement of tax amount represents the gross-up payment that would be due based on the total of the value of the equity acceleration that occurred and the severance payments. No equity in new entity has been taken into account.

As a result of the Acquisition, the table does not include the value of any equity award payments that were triggered by the change in control, since these payments were actually made and described in the Compensation Discussion & Analysis and disclosed in the Summary Compensation Table. However, as described in the footnote to the table above, the value of these equity award cash-out payments was considered for the purpose of calculating the potential tax gross-up payment that would be due to the executive in the event a termination had occurred on December 31, 2006.

Director Compensation (1)

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation (4)	Total
Kevin Burns (2)(3)	$—	$—	$—	$—
Kelvin Davis (2)	—	—	—	—
Michael MacDougall (2)	—	—	—	—
Jonathan Garfinkel (2)	—	—	—	—
Dale V. Kesler (4)	61,645	56,775	882,347	1,000,767
Paul E. Lego (4)	54,281	50,846	166,818	271,945
John E. Balkcom (5)	78,562	43,349	1,371,651	1,493,562
C. Frederick Fetterolf (5)	74,562	50,846	166,816	292,224
John E. Grimes (5)	54,625	56,775	1,042,587	1,153,987
Larry E. Kittelberger (5)	44,125	56,775	166,827	267,727
John E. Merow (5)	74,062	48,349	1,292,208	1,414,619
Hugh G. Robinson (5)	60,062	48,349	539,591	648,002

(1)	Mr. Demetriou, Chairman and Chief Executive Officer, does not receive compensation as a Director of the Company.
(2)	Elected Director on December 19, 2006 by sole stockholder.
(3)	Resigned as a Director on March 30, 2007.
(4)	Acted as Director of the Company prior to the Acquisition, resigned as a Director on December 19, 2006. Subsequently elected to 2007 Board on February 22, 2007. The fees reflected above are for services as a Director prior to the Acquisition.
(5)	Acted as Director of the Company prior to the Acquisition, resigned as a Director on December 19, 2006.
(6)	Includes release and payment of restricted stock, and cancellation and payment of all outstanding stock option awards equal to the product of the number of shares of our common stock subject to the option as of the effective time of the Acquisition and the excess of $52.50 over the exercise price per share of common stock subject to such option.

Compensation Committee Report for the Year Ended December 31, 2006

The Compensation Committee oversees the Company’s compensation program on behalf of the Company’s Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this annual report.

In reliance on the review and discussion referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report which will be filed with the SEC.

Compensation Committee

Kelvin Davis

Paul E. Lego

Michael MacDougall

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Holdings owns 100% of our common stock. The following table sets forth information with respect to the ownership of Holdings as of March 30, 2007 for:

•	each person who owns beneficially more than a 5% equity interest in Holdings;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

	Holdings (1)
Name and Address of Owner (2)	Number of Shares Beneficially Owned	Percentage Owned
Aurora Acquisition Holdings, LLC	8,327,500	97.74%
Affiliates of TPG (3)	8,327,500	97.74%
Kelvin Davis (4)	8,327,500	97.74%
Michael MacDougall (4)	8,327,500	97.74%
Jonathan Garfinkel (4)	—	*
Paul E. Lego	5,000	*
Dale V. Kesler	2,500	*
Steven J. Demetriou (5)	40,000	*
Michael D. Friday	18,000	*
John J. Wasz	18,000	*
Sean M. Stack	12,000	*
Christopher R. Clegg	12,000	*
Robert R. Holian	—	*
Alfred Haszler	500	*
K. Alan Dick	3,000	*
Scott McKinley	2,500	*
All executive officers and directors as a group (14 persons)(6)	113,500	1.33%

*	Less than 1%

(1)	Percentage of class beneficially owned is based on 8,520,000 shares of common stock outstanding as of March 30, 2007, together with the applicable options to purchase shares of common stock for each stockholder exercisable on March 30, 2007 or within 60 days thereafter. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after March 30, 2007 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.
(2)	Unless otherwise indicated, the address of each person listed is c/o Aleris International, Inc., 25825 Science Park Drive, Suite 400, Beachwood, Ohio 44122-7392.
(3)	Includes the 8,327,500 shares of common stock owned by Aurora Acquisition Holdings, LLC over which TPG Partners IV, Inc. and TPG Partners V, Inc. (the “TPG Entities”) may be deemed, as a result of their ownership of approximately 98.89% of Aurora Acquisition Holdings, LLC’s total outstanding units and certain provisions under the Aurora Acquisition Holdings, LLC operating agreement, to have shared voting or dispositive power. By virtue of their position in relation to the TPG Entities, Messrs. Davis and MacDougall may be deemed to have investment powers and beneficial ownership with respect to the securities described herein. Each of Messrs. Davis and MacDougall disclaims beneficial ownership of such shares of common stock. Mr. Garfinkel has no voting or dispositive power over any of the shares of common stock that may be deemed beneficially owned by TPG. The address of Messrs. Davis, MacDougall and Garfinkel and TPG Partners IV, Inc. and TPG Partners V, Inc. is c/o Texas Pacific Group, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(4)	Mr. Davis, as a Senior Partner of TPG, and Mr. MacDougall, as a Partner of TPG each may be deemed to beneficially own all of the shares of common stock owned by the TPG Entities. Each of Messrs. Davis and MacDougall disclaims beneficial ownership of these shares of common stock. Mr. Garfinkel has no voting or dispositive power over any of the shares of common stock that may be deemed beneficially owned by TPG.
(5)	Mr. Demetriou owns approximately 1.11% of Aurora Acquisition Holdings, LLC’s total outstanding units but has no voting rights with respect to such units.
(6)	Excludes shares of common stock that may be deemed beneficially owned by Messrs. Davis and MacDougall.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Aurora Acquisition Holdings, LLC Limited Liability Company Operating Agreement

Following the Acquisition, affiliates of TPG entered into a limited liability company operating agreement (the “LLC Agreement”) in respect of our indirect parent company, Holdings, which contains provisions, among others, with respect to certain corporate governance matters. The LLC Agreement provides that material corporate actions of Holdings and the Company require, in addition to any direct or delegated approval of the board of directors required under applicable law, approval by affiliates of TPG (or a majority of the directors appointed by affiliates of TPG).

Management Services Agreement

Following the Acquisition, the Company entered into a management services agreement (the “Management Services Agreement”) with affiliates of TPG pursuant to which affiliates of TPG received a transaction fee of $42.5 million in cash in connection with the Acquisition. In addition, pursuant to the Management Services Agreement, and in exchange for consulting and management advisory services that will be provided to the Company by TPG and its affiliates, affiliates of TPG will receive an aggregate management fee equal to $9.0 million per annum; provided that in the event TPG or any of its affiliates increases its equity contribution to the Company, the management fee will be increased proportionately to reflect such increased equity commitment. The Management Services Agreement also provides that affiliates of TPG will receive a success fee equal to up to four times the management fee in effect at such time in connection with certain sales or an initial public offering as well as fees in connection with certain financing, acquisition or disposition transactions. An affiliate of TPG will advise the Company in connection with financing, acquisition, disposition and change of control transactions involving the Company or any of its direct or indirect subsidiaries, and the Company will pay to the affiliate of TPG an aggregate fee in connection with any such transaction equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions, such fee to be due and payable for the foregoing services at the closing of any such transaction. Affiliates of TPG will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with providing services pursuant to the Management Services Agreement.

Registration Rights Agreement

The Sponsor Funds and the Management Participants entered into a registration rights agreement with us in connection with the Acquisition. Pursuant to this agreement, the Sponsor Funds can cause us to register their interests in Aleris under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The Sponsor Funds and the Management Participants will also be entitled to participate on a pro rata basis in any registration of our equity interests under the Securities Act that we may undertake.

Certain Charter and Bylaws Provisions

Our amended certificate of incorporation and our amended bylaws, as in effect after the completion of the Acquisition, contain provisions limiting directors’ obligations in respect of corporate opportunities. In addition, our amended certificate of incorporation provides that Section 203 of the Delaware General Corporation Law will not apply to the Company. Section 203 restricts “business combinations” between a corporation and “interested stockholders,” generally defined as stockholders owning 15% or more of the voting stock of a corporation.

Director Independence

The Company is a privately held corporation. Although our board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Kesler and Lego would each be considered an independent director, including as a member of our Audit Committee. Under current New York Stock Exchange listing standards, Mr. Demetriou would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs. Davis, MacDougall and Garfinkel may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with TPG, our largest indirect stockholder. As TPG owns indirectly approximately 97.74% of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a corporate governance and compensation committee composed of a majority of independent directors.

Other Relationships

Mr. Demetriou, our Chief Executive Officer, currently serves on the board of directors of Kraton Polymers LLC and on the board of directors of Kraton’s direct parent company, Polymer Holdings LLC. Mr. Demetriou receives customary compensation for serving as a director of Kraton. Kraton is a portfolio company of TPG and investment funds affiliated with TPG.

Related-Party Transactions

Transactions with our directors, executive officers, principal stockholders or affiliates must be at terms that are no less than favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP has billed us aggregate fees of approximately $5.3 million for professional services rendered for the year ended December 31, 2006. Fees for services by Ernst & Young LLP billed in the year ended December 31, 2005 were approximately $2.8 million.

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2006, Aleris retained Ernst & Young LLP to provide certain other auditing and advisory services in 2006. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our Audit Committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily for tax services and merger and acquisition-related due diligence and audit services, and has determined that we would obtain these non-audit services from Ernst & Young LLP only when the services offered by Ernst & Young LLP are more effective or economical than services available from other service providers.

The Audit Committee has adopted policies and procedures for pre-approving all non-audit work performed by Ernst & Young LLP. Specifically, the Audit Committee has pre-approved the use of Ernst & Young LLP for detailed, specific types of services within the following categories of non-audit services: merger and acquisition and financing transactions due diligence and audit services; tax services; employee benefit plan audits; and reviews and procedures that the Company requests Ernst & Young LLP to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the Audit Committee has required management to report the specific engagements to the Committee on a quarterly basis.

The aggregate fees billed for professional services by Ernst & Young LLP in 2006 and 2005 for these various services were:

Type of Fees	2006	2005
	($ in thousands)
Audit Fees	$5,152	$2,391
Audit-Related Fees	133	94
Tax Fees	36	360
All Other Fees	—	—

Total	$5,321	$2,845

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of Aleris’s consolidated financial statements included in its annual report, the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 10-Qs, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits and procedures related to the Company’s 2006 debt offering. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements and include the audits of the Company’s various benefit plans; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See ITEM 8—“Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this annual report, or are filed with this annual report, are listed in the EXHIBIT INDEX following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2007

Aleris International, Inc.

By:	/s/ Robert R. Holian
Robert R. Holian Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Demetriou Steven J. Demetriou	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ Michael D. Friday Michael D. Friday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ Robert R. Holian Robert R. Holian	Senior Vice President and Controller	April 2, 2007

Kelvin Davis	Director

Michael MacDougall	Director

/s/ Jonathan Garfinkel Jonathan Garfinkel	Director	April 2, 2007

/s/ Paul E. Lego Paul E. Lego	Director	April 2, 2007

/s/ Dale V. Kesler Dale V. Kesler	Director	April 2, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of June 16, 2004, by and among the Company (formerly IMCO Recycling Inc.), Silver Fox Acquisition Company and Commonwealth Industries, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2004 and incorporated herein by reference.

2.2*	Agreement and Plan of Merger, dated as of September 7, 2005, by and among the Company and ALSCO Holdings, Inc., Sun ALSCO, LLC and ALSCO Acquisition Corp. filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference.

2.3*	Asset Purchase Agreement, dated November 7, 2005, by and among the Company and Ormet Corporation, Ormet Aluminum Mill Products Corporation and Specialty Blanks, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference.

2.4*	Share Purchase Agreement, dated May 23, 2006, between the Company and Corus Group plc to purchase all of the share capital of Hylite BV, Corus Aluminum Rolled Products BV, Corus Aluminum NV, Corus Aluminum GmbH, Corus Aluminum Corporation and Hoogovens Aluminum Europe Inc., and their respective subsidiaries, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2006 and incorporated herein by reference.

2.5*	Securities Purchase Agreement, dated May 23, 2006, by and among the Company, Corus Group plc and Societe generale de financement du Quebec to purchase the limited partnership interests in Corus LP from Corus Group plc and Societe generale de financement du Quebec and the shares which they respectively hold in Corus Aluminium Inc., Corus LP’s general partner, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2006 and incorporated herein by reference.

2.6*	Agreement and Plan of Merger, dated as of August 7, 2006, by and among Aurora Acquisition Holdings, Inc., Aurora Acquisition Merger Sub, Inc and the Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference.

3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 22, 2006 and incorporated herein by reference.

3.2*	Amended and Restated By-laws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 22, 2006, and subsequently amended as reported in the Company’s Current Report on Form 8-K dated February 27, 2007, each incorporated herein by reference.

4.1	Senior Indenture, dated as of December 19, 2006, by and among Aurora Acquisition Merger Sub, Inc. to be merged with and into the Company, the subsidiary guarantors named therein, and LaSalle Bank National Association, as trustee.

4.2	Senior Subordinated Indenture, dated as of December 19, 2006, by and among Aurora Acquisition Merger Sub, Inc. to be merged with and into the Company, the subsidiary guarantors named therein, and LaSalle Bank National Association, as trustee.

4.3	Form of 9%/9 3/4% Senior Notes due 2014 (included in Exhibit 4.1).

4.4	Form of 10% Senior Subordinated Notes due 2016 (included in Exhibit 4.2).

Exhibit Number	Description

4.5	Registration Rights Agreement, dated as of December 19, 2006, by and among Aurora Acquisition Merger Sub, Inc., the Company, the subsidiary guarantors named therein, and Deutsche Bank Securities Inc., Goldman, Sachs & Co., KeyBanc Capital Markets, a Division of McDonald Investments Inc. and PNC Capital Markets LLC, as Initial Purchasers.

10.1	Amended and Restated Credit Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents.

10.2	Amended and Restated Term Loan Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents.

10.3	First Amendment to the Amended and Restated Term Loan Agreement, dated as of March 16, 2007, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents.

10.4	Amended and Restated U.S. Security Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc., certain of its subsidiaries, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Credit Agreement.

10.5	Amended and Restated U.S. Pledge Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc. and certain of its subsidiaries, each as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Credit Agreement.

10.6	Amended and Restated U.S. Subsidiaries Guaranty, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among certain subsidiaries of Aleris International, Inc., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, relating to the Amended and Restated Credit Agreement.

10.7	Amended and Restated U.S. Security Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc., certain of its subsidiaries, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Term Loan Agreement.

10.8	Amended and Restated U.S. Pledge Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc. and certain of its subsidiaries, each as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Term Loan Agreement.

10.9	Amended and Restated U.S. Subsidiaries Guaranty, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among certain subsidiaries of Aleris International, Inc., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, relating to the Amended and Restated Term Loan Agreement.

Exhibit Number	Description

10.10*†	Amended and Restated Aleris International, Inc. 2004 Equity Incentive Plan, adopted by the Company’s stockholders on May 18, 2006, filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated April 13, 2006 and incorporated herein by reference.

10.11*†	Aleris International, Inc. 2004 Annual Incentive Compensation Plan dated November 4, 2004, filed as Annex G to the Prospectus contained in the Company’s Registration Statement on form S-4/A dated November 4, 2004 and incorporated herein by reference.

10.12*	Commonwealth Aluminum Lewisport, LLC Hourly 401(k) Plan, as amended and restated, effective as of January 1, 1997, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated December 9, 2004 and incorporated herein by reference.

10.13*†	Commonwealth Industries, Inc. Cash Balance Plan as amended and restated, effective as of January 1, 1997, filed as Exhibit 10.3 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.14*†	Aleris International, Inc. Retirement Benefit Restoration Plan effective as of January 1, 2005, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

10.15*†	Aleris International, Inc. Deferred Compensation Plan effective as of June 15, 2005, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

10.16*†	Management Services Agreement between Corus Aluminum Walzprodukte GmbH and Mr. Alfred Haszler, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

10.17*†	Prolongation Letter for Mr. Alfred Haszler dated June 9, 2006, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

10.18	Management Services Agreement, dated as of December 18, 2006, by and among Aurora Acquisition Merger Sub, Inc., Aurora Acquisition Holdings, Inc., and TPG GenPar IV, L.P. and TPG GenPar V, L.P.

10.19	Management Stockholders Agreement, dated as of December 19, 2006, by and among the Company, Aurora Acquisition Holdings, Inc. and the other parties signatory thereto.

10.20*†	Form of Severance Agreement between the Company and entered into on August 30, 2005 by each of Steven J. Demetriou, Michael D. Friday, John J. Wasz, Christopher R. Clegg, Sean M. Stack and Robert R. Holian, said form filed as Exhibit 99.2 to the company’s Current Report on Form 8-K dated August 30, 2005 and incorporated herein by reference.

10.21†	Employment Agreement, dated as of December 19, 2006, between the Company and Steven J. Demetriou.

10.22†	Employment Agreement, dated as of December 19, 2006, between the Company and Michael D. Friday.

10.23†	Employment Agreement, dated as of December 19, 2006, between the Company and John J. Wasz.

10.24†	Employment Agreement, dated as of December 19, 2006, between the Company and Sean M. Stack.

10.25†	Employment Agreement, dated as of December 19, 2006, between the Company and Christopher R. Clegg.

10.26†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Steven J. Demetriou.

Exhibit Number	Description

10.27†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Michael D. Friday.

10.28†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and John J. Wasz.

10.29†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Sean M. Stack.

10.30†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Christopher R. Clegg.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

18.1*	Letter Regarding Change in Accounting Principle, filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

21.1	Subsidiaries of Aleris International, Inc. as of April 2, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

* Previously filed.

† Management contract or compensatory plan or arrangement.

Index to Consolidated Financial Statements

Index	Page Number
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet at December 31, 2006 (Successor) and 2005 (Predecessor)	F-3

Consolidated Statements of Operations for the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the years ended December 31, 2005 and 2004 (Predecessor)

F-4

Consolidated Statements of Cash Flows for the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the years ended December 31, 2005 and 2004 (Predecessor)

F-5

Consolidated Statements of Stockholder’s Equity for the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the years ended December 31 2005 and 2004 (Predecessor)

F-6
Notes to Consolidated Financial Statements	F-7

ALERIS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Aleris International, Inc.

We have audited the accompanying consolidated balance sheets of Aleris International, Inc. as of December 31, 2006 (Successor Company) and 2005 (Predecessor Company), and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from December 20, 2006 through December 31, 2006 (Successor Company), the period from January 1, 2006 through December 19, 2006 (Predecessor Company) and each of the two years in the period ended December 31, 2005 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aleris International, Inc. at December 31, 2006 (Successor Company) and 2005 (Predecessor Company), and the consolidated results of their operations and their cash flows for the period from December 20, 2006 through December 31, 2006 (Successor Company), the period from January 1, 2006 through December 19, 2006 (Predecessor Company) and each of the two years in the period ended December 31, 2005 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment. Also, as discussed in Notes A and L to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aleris International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 28, 2007

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	(Successor)	(Predecessor)
	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$126.1	$6.8
Accounts receivable (net of allowances of $9.9 and $5.8 at December 31, 2006 and 2005, respectively)	692.5	325.1
Inventories	1,023.6	404.8
Deferred income taxes	34.6	35.2
Prepaid expenses	20.6	8.7
Derivative financial instruments	77.5	28.0
Other current assets	18.3	2.2

Total Current Assets	1,993.2	810.8
Property, plant and equipment, net	1,223.1	537.8
Goodwill	1,362.4	152.8
Intangible assets, net	84.1	22.9
Derivative financial instruments	48.5	5.3
Deferred income taxes	8.1	—
Other assets	89.0	24.5

	$4,808.4	$1,554.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$554.3	$200.8
Accrued liabilities	338.7	135.4
Deferred income taxes	37.7	—
Current maturities of long-term debt	20.5	20.8

Total Current Liabilities	951.2	357.0
Long-term debt	2,567.5	631.0
Deferred income taxes	141.2	51.8
Accrued pension benefits	179.2	41.7
Accrued postretirement benefits	57.5	48.6
Other long-term liabilities	66.4	30.2

Stockholder’s Equity
Predecessor:
Preferred stock; par value $.10; 8,000,000 shares authorized; none issued	—	—
Common stock; par value $.10; 80,000,000 shares authorized, 31,237,685 issued at December 31, 2005	—	3.1
Treasury stock, at cost; 13,007 shares at December 31, 2005	—	(0.3)
Successor:
Preferred stock; par value $.01; 100 shares authorized; none issued at December 31, 2006	—	—
Common stock; par value $.01; 900 shares authorized and issued at December 31, 2006	—	—
Additional paid-in capital	848.8	295.7
Deferred stock compensation	—	(5.9)
Retained (deficit) earnings	(3.4)	95.9
Accumulated other comprehensive income	—	5.3

Total Stockholder’s Equity	845.4	393.8

	$4,808.4	$1,554.1

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions)

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31
			2005	2004
Revenues	$111.8	$4,637.0	$2,429.0	$1,226.6
Cost of sales	108.9	4,224.1	2,181.3	1,153.1

Gross profit	2.9	412.9	247.7	73.5
Selling, general and administrative expense	6.1	161.3	91.1	54.5
Restructuring and other charges	5.5	36.4	29.9	14.9
(Gains) losses on derivative financial instruments	(11.1)	(19.7)	8.0	(8.6)

Operating income	2.4	234.9	118.7	12.7
Interest expense	6.9	83.7	41.9	28.8
Interest income	—	(5.0)	(1.6)	(0.7)
Loss on early extinguishment of debt	—	54.4	—	—
Other (income) expense, net	(0.4)	(16.3)	1.6	0.5
Equity in net loss of affiliates	—	—	1.6	0.2

(Loss) income before provision for income taxes and minority interests	(4.1)	118.1	75.2	(16.1)
(Benefit from) provision for income taxes	(0.7)	44.3	0.4	7.5

(Loss) income before minority interests	(3.4)	73.8	74.8	(23.6)
Minority interests, net of provision for income taxes	—	0.1	0.5	0.2

Net (loss) income	$(3.4)	$73.7	$74.3	$(23.8)

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31
			2005	2004
Operating activities
Net (loss) income	$(3.4)	$73.7	$74.3	$(23.8)
Depreciation and amortization	5.4	103.7	55.0	30.6
Provision for (benefit from) deferred income taxes	8.2	3.6	(5.7)	0.2
Excess income tax benefits from exercise of stock options	—	(3.6)	—	—
Restructuring and other charges:
Charges	5.5	36.4	29.9	14.9
Payments	(23.1)	(6.9)	(5.9)	(5.1)
Non-cash loss on early extinguishment of debt	—	16.4	—	—
Stock-based compensation expense	—	10.7	3.5	2.2
Proceeds from settlement of currency derivative financial instruments	—	(9.8)	—	—
Equity in loss of affiliates	—	—	1.6	0.2
Unrealized (gains) losses on derivative financial instruments	(11.1)	(17.2)	18.6	(4.2)
(Gain) loss on sale of property, plant and equipment	—	(14.7)	0.4	0.5
Other non-cash charges	—	6.1	4.1	8.3
Change in operating assets and liabilities	(128.6)	139.6	(73.5)	(21.7)

Net cash (used) provided by operating activities	(147.1)	338.0	102.3	2.1
Investing activities
Acquisition of Aleris International, Inc.	(1,725.4)	—	—	—
Purchase of businesses, net of cash acquired	—	(828.6)	(317.7)	6.0
Payments for property, plant and equipment	(10.7)	(113.2)	(62.1)	(44.8)
Proceeds from sale of property, plant and equipment	—	30.6	5.4	0.1
Proceeds from settlement of currency derivative financial instruments	—	9.8	—	—
Other	—	(1.1)	0.5	(0.2)

Net cash used by investing activities	(1,736.1)	(902.5)	(373.9)	(38.9)
Financing activities
Cash equity contribution	844.9	—	—	—
Net proceeds from (payments on) long-term revolving credit facilities	63.6	(97.2)	212.4	17.8
Proceeds from issuance of long-term debt	1,567.8	1,151.0	29.1	137.4
Payments on long-term debt	(510.5)	(328.8)	(1.2)	(125.0)
Debt issuance costs	(85.3)	(29.8)	(1.8)	(10.4)
Decrease in restricted cash	—	3.6	9.8	13.0
Proceeds from exercise of stock options	—	1.4	13.6	6.1
Excess income tax benefits from exercise of stock options	—	3.6	—	—
Minority interests	—	(1.3)	(0.7)	(0.4)
Other	—	(2.6)	0.1	0.2

Net cash provided by financing activities	1,880.5	699.9	261.3	38.7
Effect of exchange rate differences on cash and cash equivalents	—	(13.4)	(0.7)	1.1

Net (decrease) increase in cash and cash equivalents	(2.7)	122.0	(11.0)	3.0
Cash and cash equivalents at beginning of period	128.8	6.8	17.8	14.8

Cash and cash equivalents at end of period	$126.1	$128.8	$6.8	$17.8

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(in millions)

	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholder’s equity
Predecessor
Balance at January 1, 2004	$1.7	$103.3	$(4.2)	$45.4	$(4.8)	$(19.7)	$121.7
Comprehensive loss:
Net loss	—	—	—	(23.8)	—	—	(23.8)
Other comprehensive income (loss):
Deferred hedging loss, net of tax of $0.8	—	—	—	—	(4.1)	—	(4.1)
Minimum pension liability adjustment, net of tax of $1.0	—	—	—	—	(1.5)	—	(1.5)
Currency translation adjustments	—	—	—	—	6.2	—	6.2

Comprehensive loss							(23.2)
Issuance of common stock for services	—	0.1	—	—	—	—	0.1
Exercise of stock options	—	(1.3)	—	—	—	7.4	6.1
Issuance of common stock for vested stock units	—	0.4	—	—	—	1.8	2.2
Forfeiture of non-vested stock	—	0.8	0.8	—	—	(1.6)	—
Deferred compensation expense	—	—	3.5	—	—	—	3.5
Stock issued in connection with ESPP	—	(0.1)	—	—	—	0.3	0.2
Acquisition of Commonwealth Industries, Inc.	1.4	174.6	(3.9)	—	—	—	172.1

Balance at December 31, 2004	$3.1	$277.8	$(3.8)	$21.6	$(4.2)	$(11.8)	$282.7

Comprehensive loss:
Net income	—	—	—	74.3	—	—	74.3
Other comprehensive income (loss):
Deferred hedging gain, net of tax of $9.2	—	—	—	—	17.7	—	17.7
Minimum pension liability adjustment, net of tax of $0.8	—	—	—	—	(1.6)	—	(1.6)
Currency translation adjustments	—	—	—	—	(6.6)	—	(6.6)

Comprehensive income							83.8
Issuance of common stock for services	—	0.2	—	—	—	—	0.2
Exercise of stock options, including tax benefits of $9.6	—	14.2	—	—	—	9.0	23.2
Deferred compensation expense	—	—	3.5	—	—		3.5
Stock issued in connection with ESPP	—	0.1	—	—	—	0.1	0.2
Unearned compensation related to issuance of non-vested common stock	—	3.4	(5.6)	—	—	2.2	—
Purchase of common stock for treasury	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	—	—	0.5	0.5

Balance at December 31, 2005	$3.1	$295.7	$(5.9)	$95.9	$5.3	$(0.3)	$393.8

Comprehensive loss:
Net income	—	—	—	73.7	—	—	73.7
Other comprehensive income (loss):
Deferred hedging loss, net of tax of $10.0	—	—	—	—	(16.5)	—	(16.5)
Currency translation adjustments	—	—	—	—	17.2	—	17.2

Comprehensive income							74.4
Impact of adoption of SFAS No. 123(R)	—	(5.9)	5.9	—	—	—	—
Issuance of common stock for services	—	0.6	—	—	—	—	0.6
Exercise of stock options, including tax benefits of $3.6	—	4.6	—	—	—	0.4	5.0
Stock-based compensation expense	—	21.5	—	—	—	—	21.5
Purchase of common stock for treasury	—	—	—	—	—	(2.7)	(2.7)
Other	—	—	—	—	—	(0.5)	(0.5)

Balance at December 19, 2006	$3.1	$316.5	$—	$169.6	$6.0	$(3.1)	$492.1

Successor
Equity contribution from Holdings	$—	$848.8	$—	$—	$—	$—	$848.8
Net loss	—	—	—	(3.4)	—	—	(3.4)

Balance at December 31, 2006	$—	$848.8	$—	$(3.4)	$—	$—	$845.4

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share data)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On July 14, 2006, Texas Pacific Group (“TPG”) formed Aurora Acquisition Holdings, Inc. (“Holdings”) and Aurora Acquisition Merger Sub, Inc. (“Merger Sub”), for purposes of acquiring Aleris International, Inc. (“we,” “our” or the “Company”). On August 7, 2006, we entered into an Agreement and Plan of Merger with Holdings, pursuant to which each share of our common stock (other than shares held in treasury or owned by Holdings) would be converted into the right to receive $52.50 in cash, subject to stockholder approval. The acquisition of the Company (the “Acquisition”) was completed on December 19, 2006 at which time TPG and certain members of our management made a cash contribution of $844.9 and a non-cash contribution of $3.9 to Holdings in exchange for 8,520,000 shares of Holdings stock. The non-cash contribution consisted of shares of common stock held by management. Holdings contributed this amount to Merger Sub in exchange for the Merger Sub issuing 900 shares of its common stock to Holdings. The cash contribution, along with the additional indebtedness jointly entered into by us and Merger Sub, was used to acquire and retire all of our then outstanding common stock, redeem all stock options and non-vested stock, refinance substantially all of our indebtedness and to pay fees and expenses associated with the Acquisition. The Acquisition is more fully described in Note B while the refinancing is more fully described in Note K. Immediately upon consummation of the Acquisition, the Merger Sub was merged with and into the Company. As the surviving corporation in the merger, we assumed, by operation of law, all of the rights and obligations of Merger Sub.

The Acquisition has been recorded as of December 19, 2006. The accompanying consolidated financial statements for the period from December 20, 2006 to December 31, 2006 (the “Successor” period) include the preliminary application of purchase accounting and the establishment of a new basis of accounting necessitated by the Acquisition. Certain of the notes to the consolidated financial statements also present information for the year ended December 31, 2006 on a combined basis as the separate disclosure of the Successor period is not material and would not be meaningful.

Nature of Operations

The principal business of the Company involves the production of rolled and extruded aluminum products as well as the recycling of aluminum and production of specification alloys. We are also involved in the recycling of zinc and the manufacture of zinc oxide and zinc dust. Our aluminum sheet products are sold to distributors and customers serving the transportation, construction, and consumer durables end-use industry segments. Our aluminum and zinc recycling operations consist primarily of purchasing scrap metal on the open market, recycling the metal and selling it in molten or ingot form. In addition, these operations recycle customer-owned aluminum scrap for a fee (tolling). Our recycling customers are some of the world’s largest aluminum, steel and automotive companies.

Use of Accounting Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property, plant and equipment, definite-lived intangible assets and goodwill, the assumptions and methodology used to assess hedge effectiveness regarding aluminum, zinc and natural gas futures contracts, forward contracts and options,

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the assumptions used to compute pension and postretirement benefit obligations, workers’ compensation liabilities, medical and environmental liabilities, deferred tax valuation allowances, and allowances for uncollectible accounts receivable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aleris and our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

Reclassifications

In 2006, we changed the presentation of the realized gains and losses associated with the settlement of derivative financial instruments which we do not treat as hedges under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Financial Instruments.” These amounts are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations. Prior periods, which had included these realized gains and losses within “Cost of sales,” have been adjusted to conform to this presentation.

Certain other reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

Business Combinations

All business combinations are accounted for using the purchase method as proscribed by SFAS No. 141, “Business Combinations.” The purchase price paid, including direct expenses, is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill while any deficiency of the purchase price, or negative goodwill, is first applied to reduce the fair values of acquired long-lived tangible and intangible assets and then as a credit in the consolidated statement of operations.

Revenue Recognition and Shipping and Handling Costs

Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” In the case of rolled aluminum product and certain zinc sales, title and risk of loss do not pass until the product reaches the customer. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. Shipping and handling costs are included within Cost of sales in the consolidated statement of operations.

Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Restricted Cash

Cash we have that is not free and clear of encumbrances is classified as restricted cash. The proceeds from our 2004 variable rate Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds are restricted as to

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use and must be expended for capital improvements at our Morgantown recycling facility. At December 31, 2006 and 2005, $2.1 and $2.0, respectively, of these proceeds had not been expended and remain classified as restricted cash. We also have $0.4 and $4.1 of restricted cash at December 31, 2006 and 2005, respectively, associated with our workers’ compensation programs. Our restricted cash balances are included within “Other assets” in the consolidated balance sheet.

Accounts Receivable Allowances and Credit Risk

We extend credit to our customers based on an evaluation of their financial condition; generally, collateral is not required. Substantially all of the accounts receivable associated with our European operations are insured against loss by third party credit insurers. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The movement of the accounts receivable allowances is as follows (there was no movement during the period of December 20, 2006 to December 31, 2006):

	(Predecessor)
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31
For the year ended December 31		2005	2004
Balance at beginning of the period	$5.8	$3.2	$1.2
Expenses for uncollectible accounts	0.6	0.2	1.0
Expenses for sales returns and allowances	5.1	9.8	0.8
Receivables written off against the valuation reserve, net of recoveries	(7.9)	(10.2)	(0.9)
Acquisitions	6.3	2.8	1.1

Balance at end of period	$9.9	$5.8	$3.2

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base. No single customer accounted for more than 10% of consolidated revenues in 2006, 2005 or 2004. Our global aluminum recycling and global zinc segments sell product to and provide tolling services for customers in the U.S. automotive industry. In 2006, sales to these customers comprised approximately 8% of our consolidated revenues and, at December 31, 2006, we estimate that approximately $65.0 of our trade accounts receivable was due from U.S. automotive producers or their direct suppliers. Although management currently believes that substantially all of the receivables due from these customers remain collectible, there can be no assurances that future results of operations and cash flows will not be negatively impacted if the current economic conditions facing the U.S. automotive industry do not improve.

Inventories

Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. The cost of inventories acquired in business combinations are recorded at fair value in accordance with SFAS No. 141. As a result of the Acquisition, all of our inventories were adjusted from their historical costs to fair value. This resulted in a preliminary increase of approximately $61.3 which is expected to be recognized as additional cost of sales primarily in the first quarter of 2007.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of asset impairments. The cost of property, plant and equipment of acquired businesses is typically determined by third party valuations and represents the fair value of the acquired assets at the time of acquisition. As a result of the Acquisition, all of our property, plant and equipment will be adjusted to fair value as valuations are finalized in 2007. Any changes from the historical values reflected as of December 31, 2006 will be recorded as an adjustment to goodwill.

The fair value of asset retirement obligations is capitalized to the related long-lived asset at the time the obligation is incurred and is depreciated over the remaining useful life of the related asset. Major renewals and improvements that extend an asset’s useful life are capitalized to property, plant and equipment. Major repair and maintenance projects, including the relining of our furnaces and reconditioning of our rolling mills, are expensed over periods not exceeding 24 months while normal maintenance and repairs are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

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

Interest is capitalized in connection with the major construction projects. Capitalized interest costs are as follows:

	(Predecessor)
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
		2005	2004
Capitalized interest	$2.5	$1.3	$0.4

Intangible Assets

Intangible assets are primarily related to trade names and customer relationships associated with our acquired businesses. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid and are amortized over their estimated useful lives, ranging from 5 to 30 years. As a result of the Acquisition, third party valuations of the acquired intangible assets will be performed in 2007. Any changes from the values of intangible assets currently included in our balance sheet will be recorded as an adjustment to goodwill. See Note H for additional information.

Impairment of Long-Lived Assets

We review our long-lived assets, including amortizable intangible assets, for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds the future undiscounted cash flows expected from the asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset and are included in “Restructuring and other charges” in the consolidated statement of operations. Fair value estimates of land and buildings are primarily made based on third party

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation assessments or quoted market prices while fair value estimates of machinery and equipment are based on the expected discounted cash flows of the impacted assets. See Note D for additional information.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt as interest expense using the effective interest method.

Research and Development

Research and development expenses primarily relate to expenses incurred under the terms of a five-year research and development agreement with Corus Group plc (“Corus”) pursuant to which Corus assists us in research and development projects on a fee-for-service basis. Research and development expenses were $8.7 in the period from January 1, 2006 to December 19, 2006 and were not material for any other period presented.

Goodwill

Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units. Reporting units are defined as operating segments or, in certain situations, one level below the operating segment. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model and comparing those estimated fair values with the carrying values, which includes allocated goodwill. If the determined fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill, which requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized. Discounted cash flow models are used to determine the current fair value of the reporting units. The development of these models requires management to make significant assumptions and estimates to forecast future operating cash flows. Future actual operating results could differ from the estimates currently used and may result in the impairment of goodwill in future periods. See Note H for additional information.

In prior years, we performed our annual impairment test as of December 31. In 2006, we changed the measurement date for our annual goodwill impairment test to October 1 in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing. This change did not have an effect on our financial performance or results of operations, nor was there any impact on prior period financial statements under the requirements of SFAS No. 154, “Accounting Changes and Error Corrections.” Retrospective application, as required under SFAS No. 154, was not necessary as no impairment charges had been recorded in any previous financial statements (with the exception of a charge recorded in 2002 upon the initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”) nor did the change in measurement date cause any impairments.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” issued by the FASB in December 2004. Prior to January 1, 2006, we applied the intrinsic value provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123(R) are similar to those of SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. The fair value of share-based awards will be determined using option pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

We elected to adopt the modified prospective transition method of SFAS No. 123(R). Under this method, stock-based compensation expense beginning as of January 1, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated under the provisions of SFAS No. 123 and previously used to value the awards for the pro forma footnote disclosures required by SFAS Nos. 123 and 148. Compensation expense also includes the grant-date fair value for all stock-based compensation awards granted subsequent to December 31, 2005 estimated in accordance with SFAS No. 123(R). In addition, all remaining unamortized stock-based compensation expense previously included as a separate component of stockholder’s equity was reversed against “Additional paid-in-capital” on January 1, 2006.

As a result of adopting SFAS No. 123(R), income before income taxes and minority interests decreased by $5.3 and net income decreased by $3.3 for the period from January 1, 2006 to December 19, 2006. Total stock-based compensation expense for the period from January 1, 2006 and December 19, 2006, including amounts included within “Restructuring and other charges” in the consolidated statement of operations, was $21.5. In accordance with SFAS No. 123(R), the consolidated statement of cash flows reports the excess tax benefits from the stock-based compensation as cash flows from financing activities. Total stock-based compensation expense for the years ended December 31, 2005 and 2004 was $3.5 and $5.8, respectively. For the period from January 1, 2006 to December 19, 2006, $3.6 of excess tax benefits were reported as cash flows from financing activities.

Pursuant to the Acquisition, substantially all stock-based compensation awards were redeemed on December 19, 2006. Certain awards remained outstanding as of December 31, 2006, and the related compensation expense was fully accrued. These awards will be paid in 2007.

The following table sets forth the pro forma disclosure of net income for the years ended December 31, 2005 and 2004 as if compensation expense had been recognized for the fair value of stock-based compensation awards granted prior January 1, 2006.

	(Predecessor)
For the year ended December 31	2005	2004
Net income (loss), as reported	$74.3	$(23.8)
Add: stock-based compensation expense included in reported net income (loss), net of tax	3.5	5.8
Less: compensation cost determined under the fair value method, net of tax	(6.9)	(6.9)

Pro forma net income (loss)	$70.9	$(24.9)

Derivatives and Hedging

We are engaged in activities that expose us to various market risks, including changes in the prices of natural gas, primary aluminum, aluminum alloys, scrap aluminum, and zinc, as well as changes in currency and interest rates. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum and zinc prices and a currency hedging strategy to reduce the impact of fluctuations in currency rates related to purchases and sales of aluminum to be made in currencies other than our functional currencies. From time to time we will enter into interest rate swap or similar agreements to manage exposure to fluctuations in interest rates on our long-term debt. During 2006, we had designated a portion of our euro-denominated debt as a hedge of our net investment in certain European subsidiaries acquired from Corus. This debt was repaid as part of the refinancing associated with the Acquisition.

The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. For those derivative financial instruments that are accounted for as hedges, we measure the effectiveness of the hedging relationship by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the expected cash flows of the hedges and the hedged items. The effective portions of the changes in the fair value of derivative instruments accounted for as cash flow hedges and net investment hedges are recorded on the consolidated balance sheet in “Accumulated other comprehensive income” and are reclassified to the statement of operations at the time the underlying transaction impacts income while the ineffective portions of the changes in fair value are recorded on the statement of operations within “(Gains) losses on derivative financial instruments.” The changes in fair value of derivative financial instruments accounted for as fair value hedges are recorded in “(Gains) losses on derivative financial instruments” along with the changes in the effective portions of underlying hedged item. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in “(Gains) losses on derivative financial instruments.” All realized gains and losses are included within “Cash flows provided by (used in) operating activities” in the consolidated statement of cash flows with the exception of the $9.8 realized gain from currency derivative financial instruments used to hedge a portion of the euro-denominated purchase price paid for Corus Aluminum. These gains are included in “Cash flows used in investing activities.” See Note R for additional information.

We are exposed to losses in the event of non-performance by counterparties to derivative contracts. Although non-performance by counterparties is possible, we do not currently anticipate any non-performance by any of these parties. Counterparties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counterparty.

Currency Translation

Our international subsidiaries use the local currency as their functional currency. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity, except for current intercompany accounts and transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency, which are reflected in the consolidated statement of operations. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. The translation of current intercompany accounts and receivables and payables denominated in currencies other than the functional currencies did not have an material impact on our consolidated operating results for any period presented.

Self Insurance

We are substantially self-insured for losses related to workers’ compensation and health care claims. Provisions for losses are determined using estimates of the aggregate liability for claims incurred based on our loss experience and actuarial assumptions.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental and Asset Retirement Obligations

Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed while expenditures that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent future environmental contamination are capitalized in property, plant and equipment. Obligations are recorded when their incurrence is probable and the associated costs can be reasonably estimated in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 96-1, “Environmental Remediation Liabilities.” While our accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Our existing environmental liabilities are not discounted to their present values as the amount and timing of the expenditures are not fixed or reliably determinable.

In contrast to environmental remediation liabilities, which result from the improper operation of a long-lived asset (for example, ground water contamination or pollution arising from a past act), asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our two landfills as well as costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of such obligations is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.

Retirement, Early Retirement and Postemployment Benefits

As of December 31, 2006, our defined benefit pension and other post-retirement benefit plans are accounted for in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which was issued by the FASB in September 2006. The impact of the adoption of SFAS No. 158 is discussed under the New Accounting Pronouncements section of Note A.

Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates of assumptions which include the expected return on plan assets, the rate at which plan liabilities may be effectively settled (discount rate), health care cost trend rates and rates of compensation increases.

Benefits provided to certain of our European employees under early retirement plans are accounted for under Emerging Issues Task Force (EITF) No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements).” Under EITF No. 05-5, liabilities to be paid after retirement are recorded over the remaining active service period upon enrollment in the plan.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefits provided to employees after employment but prior to retirement are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” Such postemployment benefits include severance and medical continuation benefits that are offered pursuant to an ongoing benefit arrangement and do not represent a one-time benefit termination arrangement. Under SFAS No. 112, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. This is typically at the time a triggering event occurs, such as the decision by management to close a facility. Benefits related to the relocation of employees and certain other termination benefits are accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are expensed as incurred.

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

In financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $1,558.6 of floating rate debt outstanding at December 31, 2006.

Although we cannot estimate the potential amount of future payments under the foregoing indemnities and agreements, we are not aware of any events or actions that will require payment.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial applications of SFAS Nos. 87 and 106 will be recognized in the consolidated balance sheet, net of tax, as a component of Accumulated other comprehensive income and will be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.

The Company adopted SFAS No. 158 as of December 31, 2006, however, as a result of the Acquisition, the adoption had no effect on our consolidated financial position, results of operations, or cash flows. Under the

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 141, we valued the obligations under our pension and other postretirement benefit plans at fair value as of December 19, 2006. The definition of fair value as used in SFAS No. 141 is consistent with the measurement principles of SFAS No. 158 and, as a result, no adjustment upon the adoption of SFAS No. 158 was necessary. Further, all unrecognized actuarial gains and losses previously included in “Accumulated other comprehensive income” were eliminated as a result of the Acquisition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatement in Current Year Financial Statements.” SAB No. 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of December 31, 2006 with no impact to our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 requires that the cumulative effect of adoption be recorded as an adjustment to the opening balance of retained earnings. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation as required and are currently in the process of documenting and quantifying the financial impact of FIN No. 48 but have not yet completed the analysis of the potential impact that FIN No. 48 will have on our consolidated financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period charges and require the allocation of fixed production overhead to inventory to be based on the normal capacity of the underlying production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We adopted the provisions of this statement effective January 1, 2006, the effect of which do not have an impact on our consolidated financial position, results of operations, or cash flows.

B. ACQUISITION OF THE COMPANY

As discussed in Note A, on December 19, 2006, Holdings acquired all outstanding common stock, non-vested shares and stock options for a cash purchase price of approximately $1,725.4, including acquisition related expenses of $25.7. In addition, 185,017 share units outstanding as of the Acquisition date will be paid in 2007 at a per share price of $52.50.

The purchase price paid, including acquisition related expenses, was funded through the $842.0 cash equity contribution made by TPG as well as the proceeds from the refinancing of substantially all of our outstanding indebtedness. See Note K for additional information.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans, the finalization of the purchase price paid to acquire the downstream aluminum business of Corus Group plc (see Note C for additional information) and the final determination of the related deferred tax assets and liabilities. The resulting goodwill will not be deductible for tax purposes. The pro forma effects of the Acquisition are included in the pro forma financial information presented in Note C.

The following presents the preliminary allocation of the purchase price:

Net current assets	$932.3
Property, plant and equipment	1,217.3
Goodwill	1,362.4
Other assets	125.3
Long-term debt	(1,467.1)
Accrued pension and post-retirement benefits	(236.7)
Other long-term liabilities	(208.1)

Cash paid	$1,725.4

C. ACQUISITIONS

2006 Acquisition

On August 1, 2006, we acquired Corus’s downstream aluminum business (“Corus Aluminum”) for a cash purchase price of €695.5 (approximately $885.7), subject to adjustment based on the finalization of working capital delivered and net debt assumed. We currently estimate that the purchase price adjustment will be approximately $65.0 (approximately €49.2) and have included this amount in our determination of the preliminary purchase price allocation presented below and as a current accrued liability in our consolidated balance sheet. We also paid acquisition related costs of $14.5. The acquisition included Corus’s aluminum rolling and extrusions business but did not include Corus’s primary aluminum smelters. Corus Aluminum generated revenues of approximately $1,850.0 in 2005. The acquisition of Corus Aluminum, which is included within our global rolled and extruded products segment, significantly expands our operational and geographic scale and scope, diversifies our customer mix and product breadth and provides us with industry-leading and proprietary manufacturing capabilities.

The consolidated financial statements include the results of Corus Aluminum from the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the finalization of the purchase price, the determination of the fair value of certain other acquired assets and liabilities, the completion of our integration plans and the final determination of the related deferred tax assets and liabilities. The resulting goodwill is not deductible for tax purposes. Pro forma financial information giving effect to the Corus Aluminum acquisition has been provided below.

The following table presents the preliminary allocation of the purchase price. Based on this preliminary allocation, the purchase price, including the $65.0 estimated purchase price adjustment, was $4.1 less than the fair value of the net assets acquired. As a result, long-lived tangible and intangible assets were reduced by the amount of the deficiency, or negative goodwill. However, these assets were subsequently adjusted to their full

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value through the purchase price allocation described in Note B as the purchase price paid to acquire the Company exceeded the fair value of the net assets acquired.

Current assets	$1,074.6
Property, plant and equipment	660.5
Intangible assets:
Customer contracts	33.4
Customer relationships	14.2
Technology	9.2
Other assets	52.9
Current liabilities	(530.0)
Long-term debt	(67.4)
Accrued pension and post-retirement benefits	(146.8)
Other long-term liabilities	(135.4)

Cash paid, including estimated purchase price adjustment	$965.2
Less: cash acquired	(73.8)

Cash paid, including estimated purchase price adjustment, net of cash acquired	$891.4

The acquired customer relationships and contracts were being amortized over a weighted-average life of 6.4 years, representing the period of time economic benefits from these relationships and contracts are presumed to be realized. The acquired technology-related intangible assets were being amortized over a weighted-average life of 8.9 years.

2005 Acquisitions

On October 3, 2005, we acquired all of the issued and outstanding stock of ALSCO Holdings, Inc. (“ALSCO”), the parent company of ALSCO Metals Corporation. ALSCO Metals Corporation is headquartered in Raleigh, North Carolina and is one of North America’s largest suppliers of aluminum building products with an aluminum rolling facility in Richmond, Virginia and coating and fabrication facilities located in Roxboro, North Carolina, Ashville, Ohio and Beloit, Wisconsin. The acquisition of the ALSCO facilities, which have been included in the global rolled and extruded products segment, broadens the spectrum of products offered by that segment. As part of the integration of the ALSCO facilities, we closed the Carson, California rolled products facility. See Note D for additional information.

The aggregate purchase price was approximately $144.0, which consisted of $100.0 of additional borrowings under our senior credit facility and $44.0 of cash on hand.

The consolidated financial statements include the results of ALSCO from the date of acquisition. The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The resulting goodwill is not deductible for tax purposes. Pro forma financial information for the acquisition of ALSCO has been provided below.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the final allocation of the purchase price:

Current assets	$87.8
Property and equipment	47.3
Intangible assets	23.3
Goodwill	56.0
Current liabilities	(32.2)
Long-term debt	(1.3)
Accrued pension and post-retirement benefits	(12.7)
Other long-term liabilities	(24.2)

Cash paid	$144.0
Less: Cash acquired	1.3

Cash paid, net of cash acquired	$142.7

On August 23, 2005, we acquired Tomra Latasa Reciclagem (“Tomra Latasa”), an aluminum recycler located in Sao Paulo, Brazil. The acquisition has provided us with greater access to aluminum scrap, complementary manufacturing operations and stronger customer relationships. The purchase price paid, net of acquired cash, totaled $17.4. The purchase price allocation resulted in goodwill of $8.2. This goodwill was attributed to our global recycling reportable segment and is not deductible for tax purposes.

On December 12, 2005, we acquired Alumitech, Inc. (“Alumitech”), an aluminum recycler and processor of salt cake, a by-product of the recycling process which contains additional aluminum concentrates. The acquisition of Alumitech provides us access to additional recycling capacity for the processing of the saltcake generated by our recycling and rolled products operations as well as additional aluminum recycling capacity. The purchase price paid, net of acquired cash, totaled $29.4. The purchase price allocation resulted in goodwill of $4.3. This goodwill was attributed to our global recycling reportable segment and is not deductible for tax purposes.

On December 20, 2005, we acquired certain assets of Ormet Corporation. The acquired assets included the inventory, accounts receivable and certain long-lived assets of Ormet’s closed aluminum rolling operations in Hannibal, Ohio, an aluminum blanking operation in Terre Haute, Indiana and an aluminum recycling facility in Friendly, West Virginia. The purchase price totaled $126.8. The purchase price allocation resulted in goodwill of $47.5 which has been recorded in the global rolled and extruded products operating segment and is deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the years ended December 31, 2006 and 2005 presents our combined results of operations as if the Acquisition and related refinancing as well as the acquisitions of Corus Aluminum, ALSCO, Tomra Latasa, and Alumitech, Inc. had occurred on January 1, 2005. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisitions been made at the beginning of the period presented or the future results of combined operations.

	Year ended December 31,
	2006	2005
Revenues	$6,027.7	$4,561.7
Gross profit	532.5	431.3
Net income (loss)	9.3	(30.3)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D. RESTRUCTURING AND OTHER CHARGES

2006 Restructuring Activities and Other Charges

We modified the vesting provisions of certain share units in connection with the Acquisition and recorded $0.5 of additional compensation expense associated with the modifications within “Restructuring and other charges.” In addition, as the outstanding stock options and non-vested shares were, by the terms of those agreements, immediately vested upon the change in control, we accelerated the expensing of these awards as well as the original fair value of the share units. The accelerated vesting resulted in $10.3 of compensation expense being recorded within “Restructuring and other charges.” In addition to these charges, we incurred $20.5 of expenses associated with the proxy solicitation to our former stockholders and $5.5 of bridge loan commitment fees associated with the refinancing which have been included within “Restructuring and other charges.” The bridge loan commitment fees were expensed and paid during the Successor period.

During the fourth quarter, we recorded asset impairment charges of $5.0 associated with certain assets within our global recycling segment. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the effected assets. In addition, we recorded $0.8 of employee severance and benefit costs associated primarily with the realignment of our operating segments as a result of our acquisition of Corus Aluminum. All affected employees have left their positions as of December 31, 2006.

The following table presents the activity and reserve balances for the 2006 restructuring programs for the year ended December 31, 2006:

For the year ended December 31, 2006 (Combined)	Employee severance and benefit costs	Asset impairments	Fees and expenses associated with the Acquisition	Modification and acceleration of stock-based compensation expense	Total
Initial Provision	$0.8	$5.0	$26.0	$10.8	$42.6
Cash payments	—	—	(24.0)	—	(24.0)
Non-cash charges	—	(5.0)	—	(10.8)	(15.8)

Balance at December 31, 2006	$0.8	$—	$2.0	$—	$2.8

2005 Restructuring Activities and other changes

During the fourth quarter of 2005, we announced the closure of our rolled products facility located in Carson, California as the first phase of our plan to integrate ALSCO. We recorded charges of $24.3 related to the closure in the year ended December 31, 2005 consisting of the following: $16.3 for impairments of machinery and equipment; $5.5 for employee severance, health care continuation and outplacement costs associated with approximately 157 hourly and salaried employees; and $2.5 for exit costs related to environmental remediation. All employees have left their positions as of December 31, 2006. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that were moved to other Aleris facilities as the expected undiscounted cash flows of those assets are sufficient to recover their carrying value.

During the period from January 1, 2006 to December 19, 2006, we reversed approximately $3.2 of the employee severance and environmental accruals established in 2005 and recorded additional asset impairments of $0.9 and other exit costs of $1.6 primarily associated with various contractual obligations at the Carson

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility. We sold the Carson facility in the fourth quarter of 2006 and recorded a $13.8 gain within “Other (income) expense” in the consolidated statement of operations.

In the first quarter of 2005, management determined that certain idled assets at our Wendover, Utah recycling facility would not be relocated and utilized at one of our other recycling facilities. As a result, we determined that the book value of these assets was not supportable by the estimated future cash flows and recorded a $0.8 non-cash impairment charge to reduce the assets to their estimated fair values.

As a result of the acquisition of Tomra Latasa, we incurred restructuring charges of $0.4 related to employee severance costs. All affected employees had left their positions as of December 31, 2005.

The following tables present the activity and reserve balances for the 2005 restructuring programs for the years ended December 31, 2006 and 2005:

For the year ended December 31, 2005 (Predecessor)	Employee severance and benefit costs	Asset impairments	Exit costs	Total
Initial Provision	$5.9	$17.1	$2.5	$25.5
Cash payments	(0.3)	—	—	(0.3)
Non-cash charges	—	(17.1)	—	(17.1)

Balance at December 31, 2005	$5.6	$—	$2.5	$8.1

For the year ended December 31, 2006 (Combined)	Employee severance and benefit costs	Asset impairments	Exit costs	Total
Balance at December 31, 2005	$5.6	$—	$2.5	$8.1
Cash payments	(4.2)	—	(0.7)	(4.9)
(Credits) charges recorded in the statement of operations	(1.4)	0.9	(0.2)	(0.7)
Non-cash charges	—	(0.9)	—	(0.9)

Balance at December 31, 2006	$—	$—	$1.6	$1.6

2004 Restructuring Activities

As a result of the acquisition of Commonwealth Industries, Inc. (“Commonwealth”), we relocated our corporate headquarters from Irving, Texas to Beachwood, Ohio in 2004 to restructure and consolidate certain duplicative administrative functions. The charges related to these restructuring initiatives, including the termination of certain executives of Aleris concurrent with the acquisition, totaled $10.8 in 2004 for severance and medical continuation benefits as well as the acceleration of the vesting of outstanding non-vested shares and share units. The charges covered the reduction of 47 corporate personnel, including our former interim chief executive officer and former chief financial officer. All effected employees have left their positions as of December 31, 2006. In 2005, we incurred additional charges related to the resignation of the former president of our aluminum recycling business, the relocation of certain Aleris personnel incidental to the acquisition and severance costs which were not accruable at December 31, 2004. During the third quarter of 2005, we terminated the operating lease agreement at our former Irving, Texas headquarters and incurred lease termination and asset impairment charges totaling $1.6.

Due to the continuing operating losses experienced by our Shelbyville, Tennessee facility, we performed an impairment evaluation of the related assets in the fourth quarter of 2004. As a result, we recorded a $3.7 impairment charge to write down the assets to their estimated fair values at December 31, 2004. We based fair

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value on appraisals of the land and buildings and a discounted cash flow analysis of the machinery and equipment. Also during the fourth quarter of 2004, we decided to permanently close our Rockwood, Tennessee facility, which had been idled since August 2003. We recorded a $0.4 impairment charge to write down the affected assets to their estimated fair values.

The following tables present the activity and reserve balances for the 2004 restructuring programs, including those established in the allocation of the purchase price of Commonwealth, for the years ended December 31, 2004, 2005 and 2006:

Year ended December 31, 2004 (Predecessor)	Employee severance and benefit costs	Accelerated stock-based compensation expense	Asset impairments	Lease termination costs	Total
Charges recorded in the statement of operations	$7.2	$3.5	$4.2	$—	$14.9
Charges recorded in the allocation of the Commonwealth purchase price	7.8	—	—	—	7.8
Cash payments	(9.2)	—	—	—	(9.2)
Non-cash charges	—	(3.5)	(4.2)	—	(7.7)

Balance at December 31, 2004	$5.8	$—	$—	$—	$5.8

Year ended December 31, 2005 (Predecessor)	Employee severance and benefit costs	Accelerated vesting of non- vested shares and units	Asset impairments	Lease termination costs	Total
Balance at December 31, 2004	$5.8	$—	$—	$—	$5.8
Charges recorded in the statement of operations	2.8	—	0.4	1.2	4.4
Charges recorded in the allocation of the Commonwealth purchase price	1.0	—	—	—	1.0
Cash payments	(8.2)	—	—	(1.2)	(9.4)
Non-cash charges	—	—	(0.4)	—	(0.4)

Balance at December 31, 2005	$1.4	$—	$—	$—	$1.4

Year ended December 31, 2006 (Combined)	Employee severance and benefit costs	Accelerated vesting of non- vested shares and units	Asset impairments	Lease termination costs	Total
Balance at December 31, 2005	$1.4	$—	$—	$—	$1.4
Cash payments	(1.1)	—	—	—	(1.1)

Balance at December 31, 2006	$0.3	$—	$—	$—	$0.3

E. SPONSOR MANAGEMENT FEE

In connection with the Acquisition, we entered into a management services agreement with affiliates of TPG pursuant to which we paid TPG $22.6 in cash in connection with the refinancing, which has been capitalized as deferred financing costs, and $22.6 associated with the Acquisition, which has been included within the direct costs of the Acquisition. In addition, pursuant to the agreement, and in exchange for consulting and management advisory services that will be provided to us by TPG and its affiliates, affiliates of TPG will receive an aggregate

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management fee equal to $9.0 per annum; provided that in the event TPG or any of its affiliates increases its equity contribution to Aleris, the management fee will be increased proportionately to reflect such increased equity commitment. The management services agreement also will provide that affiliates of TPG will receive a success fee equal to up to four times the management fee in effect at such time in connection with certain sales or an initial public offering as well as fees in connection with certain financing, acquisition or disposition transactions. An affiliate of TPG will advise us in connection with financing, acquisition, disposition and change of control transactions involving us or any of our direct or indirect subsidiaries, and we will pay to the affiliate of TPG an aggregate fee in connection with any such transaction equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions, such fee to be due and payable for the foregoing services at the closing of any such transaction. Affiliates of TPG will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with providing services pursuant to the management services agreement.

F. INVENTORIES

As discussed in Note A, as a result of the Acquisition, we revalued our inventories to their estimated fair values and increased our inventory balances by $61.3. The components of our consolidated “Inventories” are:

	(Successor)	(Predecessor)
December 31	2006	2005
Finished goods	$344.4	$126.7
Raw materials	369.3	145.6
Work in process	270.7	113.8
Supplies	39.2	18.7

	$1,023.6	$404.8

G. PROPERTY, PLANT AND EQUIPMENT

As discussed in Note A, as a result of the Acquisition all of our property, plant and equipment will be revalued to fair value in 2007. This revaluation is subject to the completion of independent appraisals. While a significant amount of our property, plant and equipment has recently been revalued to appraised values through the purchase price allocations discussed in Note C, the values included within our consolidated balance sheet as of December 31, 2006 and our future depreciation expense may change materially as a result of the Acquisition. The components of our consolidated “Property, plant and equipment” are:

	(Successor)	(Predecessor)
December 31	2006	2005
Land	$121.1	$74.3
Buildings and improvements	254.4	171.1
Production equipment and machinery	819.4	541.8
Office furniture, equipment and other	33.1	31.2

	$1,228.0	$818.4
Accumulated depreciation	(4.9)	(280.6)

	$1,223.1	$537.8

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our depreciation, including amortization of capital leases, and repair and maintenance expense was as follows:

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
			2005	2004
Depreciation expense	$4.9	$97.7	$54.6	$30.6
Repair and maintenance expense	3.3	86.3	56.1	34.8

H. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill for the year ended December 31, 2006. Due to the proximity of the Acquisition to December 31, 2006, the allocation of goodwill to our reporting units has not yet been determined. As a result, no goodwill is presented within our reportable segments as of December 31, 2006. We expect the allocation of goodwill to our reportable segments to be completed during 2007.

	Global rolled and extruded products	Global recycling	Global zinc	Unallocated goodwill	Total
Balance at January 1, 2005 (Predecessor)	$—	$42.0	$21.9	$—	$63.9
Acquisitions	67.3	21.8	—	—	89.1
Translation and other adjustments	—	(0.2)	—	—	(0.2)

Balance at December 31, 2005 (Predecessor)	$67.3	$63.6	$21.9	—	$152.8
Translation and other adjustments	36.3	(6.1)	—	—	30.2
Acquisition by Holdings	(103.6)	(57.5)	(21.9)	1,362.4	1,179.4

Balance at December 31, 2006 (Successor)	$—	$—	$—	$1,362.4	$1,362.4

The intangible assets included within our consolidated balance sheet as of December 31, 2006 reflect the intangible assets acquired through the acquisitions described in Note C but do not reflect any intangible assets resulting from the Acquisition. Appraisals of the acquired intangible assets associated with the Acquisition are expected to be completed in 2007 and may significantly increase our intangible assets and future amortization expense.

The following table details our other intangible assets as of December 31, 2006 and 2005:

	(Successor)				(Predecessor)
December 31	2006				2005
	Gross carrying amount	Accumulated amortization	Net Amount	Average life	Gross carrying amount	Accumulated amortization	Net Amount
Trade name and trademarks	$7.8	$—	$7.8	30 years	$7.9	$(0.1)	$7.8
Technology	12.8	(0.1)	12.7	12 years	0.4	—	0.4
Customer contracts	32.9	(0.2)	32.7	5 years	1.6	(0.1)	1.5
Customer relationships	31.1	(0.2)	30.9	12 years	13.4	(0.2)	13.2

	$84.6	$(0.5)	$84.1		$23.3	$(0.4)	$22.9

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents amortization expense, which has been classified within “Selling, general and administrative expense” in the consolidated statement of operations:

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
			2005	2004
Amortization expense	$0.5	$6.0	$0.4	$—

Amortization expense related to the intangible assets recorded as of December 31, 2006 for the next five years will total approximately $13.3 per year. However, as discussed above, actual amortization expense in those periods may increase substantially as a result of the Acquisition.

I. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 and 2005 consisted of the following:

	(Successor)	(Predecessor)
December 31	2006	2005
Employee related costs	$105.6	$38.8
Estimated additional purchase price associated with Corus Aluminum acquisition	65.0	—
Current portion of accrued pension benefits	4.9	14.9
Current portion of accrued post-retirement benefits	4.0	4.0
Derivative financial instruments	23.7	11.3
Accrued taxes	26.8	8.7
Accrued interest	8.0	7.2
Other liabilities	100.7	50.5

	$338.7	$135.4

J. ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations consist of legal obligations associated with the closure of our active landfills and also include costs to remove underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities. During 2006 and 2005, we revised the estimated costs to close our landfills and increased the liability for these obligations by $1.2 and $4.6, respectively. In addition, liabilities totaling $1.7 associated with the Carson, California rolling mill were included within the gain on the sale of that facility in December 2006. In 2005, we recorded liabilities of $1.7 for asset retirement obligations related to businesses acquired.

The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	(Combined)	(Predecessor)
For the year ended December 31	2006	2005	2004
Balance at beginning of year	$12.8	$5.7	$5.3
Revisions and liabilities incurred or sold	(0.5)	7.4	—
Accretion expense	0.9	0.6	0.5
Payments	(1.2)	(0.9)	(0.1)

Balance at end of year	$12.0	$12.8	$5.7

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K. LONG-TERM DEBT

Our long-term debt as of December 31, 2006 and 2005 is summarized as follows:

	(Successor)	(Predecessor)
December 31	2006	2005
Revolving Credit Facility	$328.6	$—
Term Loan Facility	1,225.0	—
9% Senior Notes, due December 15, 2014	600.0	—
10% Senior Subordinated Notes, due December 15, 2016	400.0	—
Amended and restated senior secured credit facility	—	263.3
Tendered 9% Senior Notes	—	125.0
Tendered 10 3/8% Senior Secured Notes	—	207.9
VAW-IMCO credit facilities	—	34.8
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds—1996 Series, due May 1, 2016	5.7	5.7
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds—1997 Series, due May 1, 2022	4.6	4.6
6% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds—1998 Series, due May 1, 2023	4.1	4.1
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds—2004 Series, due October 1, 2027 bearing interest at 3.75% at December 31, 2006	5.0	5.0
Other	15.0	1.4

Subtotal	$2,588.0	$651.8
Less current maturities	20.5	20.8

Total	$2,567.5	$631.0

December 2006 Refinancing

On December 19, 2006, in conjunction with the Acquisition, we amended and restated the $750.0 revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum (the “Revolving Credit Facility”) to, in part, increase the maximum borrowings by $100.0, subject to lender approval. In addition, we amended and restated the term loan facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to increase the maximum borrowings to $825.0 million and €303.0 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “2006 Credit Facilities”). We also issued $600.0 of senior notes (the “Senior Notes”) and $400.0 of senior subordinated notes (the “Senior Subordinated Notes”). We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the Acquisition. We incurred $85.3 of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.

Revolving Credit Facility. Our Revolving Credit Facility provides senior secured financing of up to $750.0. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers will also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2006, we estimate that our borrowing base would have supported borrowings of $722.6. After giving effect to the $328.6 of outstanding borrowings as well as outstanding letters of credit of $23.1, we had $370.9 available for borrowing as of December 31, 2006.

The Revolving Credit Facility provides that we have the right at any time to request up to $100.0 of additional commitments. The lenders do not have any obligation to provide any such additional commitments, and any increase in commitments will be subject to the absence of a default. If we request, and the lenders agree to provide, any such additional commitments, the Revolving Credit Facility size could be increased to up to $850.0, but our ability to borrow would still be limited by the applicable borrowing bases.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option:

•

in the case of borrowings in U.S. dollars, either (a) a base rate determined by reference to the higher of (1) Deutsche Bank’s prime lending rate and (2) the overnight federal funds rate plus 0.5%, plus an applicable margin or (b) a Eurodollar rate (adjusted for maximum reserves) determined by Deutsche Bank, plus an applicable margin;

•	in the case of borrowings in euros, a euro LIBOR rate determined by Deutsche Bank, plus an applicable margin;

•	in the case of borrowings in Canadian dollars, a Canadian prime rate, plus an applicable margin; or

•	in the case of borrowings in other available currencies, a EURIBOR rate, plus an applicable margin.

The weighted average interest rate under the Revolving Credit Facility as of December 31, 2006 was 7.2%.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee in respect of unutilized commitments of 0.25%, if the average utilization is 50% or more for any applicable period, or 0.375%, if the average utilization is less than 50% for the applicable period. We must also pay customary letter of credit fees and agency fees.

The Revolving Credit Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuances of debt, other than debt permitted under the Revolving Credit Facility; and (iii) 100% of the net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights. Mandatory prepayments with such proceeds are only required to the extent necessary to achieve a defined threshold liquidity level.

In addition, if at any time outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Revolving Credit Facility exceed the applicable borrowing base in effect at such time, we are required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Revolving Credit Facility is less than the greater of (x) $65.0 and (y) 10% of the total commitments under the Revolving Credit Facility or an event of default is continuing, we are required to repay outstanding loans with the cash we are required to deposit in collection accounts maintained with the agent under the Revolving Credit Facility.

We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar, euro LIBOR and EURIBOR loans.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

The Revolving Credit Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us or our domestic subsidiaries), by (i) a first-priority security interest in substantially all of our current assets and related intangible assets located in the U.S., substantially all of the current assets and related intangible assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S., substantially all of our assets located in Canada as well as the assets of Aleris Switzerland GmbH (other than its inventory and equipment), (ii) a second-priority security interest in substantially all our fixed assets located in the U.S. and substantially all of the fixed assets of substantially all of our wholly-owned domestic subsidiaries located in the U. S., and (iii) the equity interests of certain of our foreign and domestic direct and indirect subsidiaries (including Aleris Deutschland Holding GmbH and Aleris Switzerland GmbH). The borrowers’ obligations under the Revolving Credit Facility will be guaranteed by certain of our existing and future direct and indirect subsidiaries. In addition, we will guarantee the obligations of the other borrowers under the Revolving Credit Facility.

The Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets;

•	merge; and

•	create liens.

Although the credit agreement governing the Revolving Credit Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the Revolving Credit Facility is less than the greater of (x) $65.0 and (y) 10% of the total commitments under the Revolving Credit Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants associated with the credit agreement as of December 31, 2006.

Term Loan Facility. Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. We have borrowed the maximum amount under this Term Loan Facility, totaling approximately $1,225.0, as of December 31, 2006.

Borrowings under our Term Loan Facility bear interest, at our option, at:

•

in the case of borrowing in U.S. dollars, either (a) a base rate determined by reference to the higher of (1) Deutsche Bank’s prime lending rate and (2) the overnight federal funds rate plus 0.5%, plus an applicable margin or (b) a Eurodollar rate (adjusted for maximum reserves) determined by Deutsche Bank, plus an applicable margin; or

•	in the case of borrowings in euros, a euro LIBOR rate determined by Deutsche Bank, plus an applicable margin.

The applicable margin for borrowings by us in U.S. dollars under our Term Loan Facility is 1.38% with respect to base rate borrowings and 2.38% with respect to Eurodollar borrowings. The applicable margin for loans made

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Aleris Deutschland Holding GmbH in euros is 2.50%. At December 31, 2006, the weighted average interest rate for borrowings under the Term Loan Facility was 7.2%.

The Term Loan Facility is subject to mandatory prepayment with (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (ii) 100% of the net cash proceeds from issuances of debt, other than debt permitted under the Term Loan Facility; (iii) 100% of the net cash proceeds from certain insurance and condemnation payments, subject to certain reinvestment rights; and (iv) up to 50% (subject to certain reductions) of annual excess cash flow (as defined in the credit agreement for the Term Loan Facility).

We may voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar and euro LIBOR loans.

The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount during the first 6 3/4 years thereof, with the balance payable on the maturity date.

The Term Loan Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us), by (i) a first-priority security interest in substantially all our fixed assets located in the U.S., substantially all of the fixed assets of substantially all of our wholly-owned domestic subsidiaries located in the U.S. and substantially all of the assets of Aleris Deutschland Holding GmbH and certain of its subsidiaries, (ii) a second priority security interest in all collateral pledged by us and substantially all of our wholly-owned domestic subsidiaries on a first-priority basis to lenders under the Revolving Credit Facility located in the U.S. and (iii) the equity interests of certain of our foreign and domestic direct and indirect subsidiaries (including Aleris Deutschland Holding GmbH and Aleris Switzerland GmbH). The borrowers’ obligations under the Term Loan Facility will be guaranteed by certain of our existing and future direct and indirect subsidiaries. In addition, we guarantee the obligations of Aleris Deutschland Holding GmbH under the Term Loan Facility.

The credit agreement governing the Term Loan Facility contains a number of negative covenants that are substantially similar to those governing the Senior Notes and certain other customary covenants and events of default. However, we are not required to comply with any financial ratio covenants, including the minimum fixed charge coverage ratio applicable to our Revolving Credit Facility.

Senior Notes. On December 19, 2006, Merger Sub, Inc. issued $600.0 aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014.

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (“PIK Interest”) or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest . Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the Senior Notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2007.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Senior Notes are fully and unconditionally guaranteed on a joint and several unsecured, senior basis, by each of our restricted subsidiaries that are domestic subsidiaries and that guarantee our obligations under the 2006 Credit Facilities. The Senior Notes and the guarantees thereof are our and the guarantors’ unsecured, senior obligations and rank (i) equal in the right of payment with all of our and the guarantors’ existing and future senior indebtedness and other obligations, including any borrowings under our 2006 Credit Facilities and the guarantees thereof, that are not by their terms expressly subordinated in right of payment to the Senior Notes and the guarantors’ guarantee of the Senior Notes; and (ii) senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, including the Senior Subordinated Notes and the guarantees thereof . The Senior Notes also are effectively junior in priority to our and the guarantors’ obligations under all secured indebtedness, including our 2006 Credit Facilities, and any other secured obligations of ours, in each case, to the extent of the value of the assets securing such obligations. In addition, the Senior Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes other than as set forth in the Senior Indenture relating to certain tax matters, but under certain circumstances, we may be required to offer to purchase Senior Notes as described below. We may from time to time acquire Senior Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Notes are not redeemable at our option prior to December 15, 2010. From and after December 15, 2010, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of principal amount, declining annually to 100% of the principal amount on December 15, 2012, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Indenture), if any, thereon to the applicable redemption date.

Prior to December 15, 2009, we may, at our option, subject to certain conditions, redeem up to 35% of the aggregate principal amount of Senior Notes at a redemption price equal to 109% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of ours or any direct or indirect parent of ours to the extent such net proceeds are contributed to us. At any time prior to December 15, 2010, we also may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of Senior Notes redeemed plus an applicable premium, as provided in the Senior Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Indenture), each holder of the Senior Notes has the right to require us to repurchase some or all of such holder’s Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Notes contains covenants that limit our ability and certain of our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•	make investments;

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the Senior Notes;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge;

•	create liens; and

•	enter into sale and lease back transactions.

The Senior Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately.

Senior Subordinated Notes. On December 19, 2006, Merger Sub issued $400.0 aggregate original principal amount of 10.0% Senior Subordinated Notes under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15, commencing June 15, 2007.

The Senior Subordinated Notes are fully and unconditionally guaranteed, on a joint and several unsecured, senior subordinated basis, by each of our restricted subsidiaries that are domestic subsidiaries and that guarantee our obligations under the 2006 Credit Facilities. The Senior Subordinated Notes and the guarantees thereof are our and the guarantors’ unsecured, senior subordinated obligations and rank (i) junior to all of our and the guarantors’ existing and future senior indebtedness, including the Senior Notes and any borrowings under our 2006 Credit Facilities, and the guarantees thereof ; (ii) equally with any of our and the guarantors’ future senior subordinated indebtedness; and (iii) senior to any of our and the guarantors’ future subordinated indebtedness. In addition, the Senior Subordinated Notes are structurally subordinated to all existing and future liabilities, including trade payables, of our subsidiaries that are not providing guarantees.

We are not required to make any mandatory redemption or sinking fund payments with respect to the Senior Subordinated Notes, but, under certain circumstances, we may be required to offer to purchase Senior Subordinated Notes as described below. We may from time to time acquire Senior Subordinated Notes by means other than a redemption, whether by tender offer, in open market purchases, through negotiated transactions or otherwise, in accordance with applicable securities laws.

Except as described below, the Senior Subordinated Notes are not redeemable at our option prior to December 15, 2011. From and after December 15, 2011, we may redeem the Senior Subordinated Notes, in whole or in part, at a redemption price equal to 105.0% of principal amount, declining annually to 100% of principal amount on December 15, 2014, plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Subordinated Indenture), if any, thereon to the applicable redemption date.

Prior to December 15, 2009, we may, at our option, subject to certain conditions, redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes at a redemption price equal to 110.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, and Additional Interest, if any, thereon to the redemption date, with the net cash proceeds of one or more equity offerings of ours or any direct or indirect parent of ours to the extent such net proceeds are contributed to us. At any time prior to December 15, 2011, we

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount of Senior Subordinated Notes redeemed plus an applicable premium, as provided in the Senior Subordinated Indenture, as of, and accrued and unpaid interest and Additional Interest, if any, to the redemption date.

Upon the occurrence of a change of control (as defined in the Senior Subordinated Indenture), we will make an offer to purchase all of the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, and Additional Interest, if any, to the date of purchase.

The indenture governing the Senior Subordinated Notes contains covenants substantially similar to those applicable to our Senior Notes described above. The Senior Subordinated Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all outstanding Senior Notes to be due and payable immediately, subject to certain exceptions.

August 2006 Refinancing

In connection with the acquisition of Corus Aluminum, we entered into the Revolving Credit Facility, the Term Loan Facility, and a temporary senior unsecured facility. In addition to funding the purchase price paid to acquire Corus Aluminum, we used the proceeds from these facilities to refinance substantially all of our then-existing indebtedness and to pay costs associated with the acquisition and new facilities. Amounts outstanding under our former facility were repaid and that agreement was terminated on August 1, 2006. We completed a cash tender offer and consent solicitation for the 9% senior notes due 2014 (the “9% Notes”) on August 1, 2006 and effected a legal defeasance on August 2, 2006 that resulted in the discharge of our obligations under the 9% Notes and the indenture governing the 9% Notes. We also completed a cash tender offer and consent solicitation for the 10 3/8% senior secured notes due 2010 (the “10 3/8% Notes”) on August 1, 2006, effected a covenant defeasance on August 2, 2006 that terminated our obligations with respect to substantially all of the remaining restrictive covenants on the 10 3/8% Notes and effected the satisfaction and discharge of the indenture governing the 10 3/8% Notes on October 20, 2006, including the release of all liens on the collateral securing the 10 3/8% Notes. In addition, we repaid all of the amounts outstanding under the VAW-IMCO credit facilities and $59.0 of Corus Aluminum’s outstanding debt. As a result of these financing activities, we incurred prepayment penalties totaling $38.0 and wrote off $16.4 of unamortized debt issuance costs. The total charge of $54.4 has been recorded as “Loss on early extinguishment of debt” in the consolidated statement of operations. In addition, we incurred fees and expenses associated with the refinancing totaling $29.8. These costs were capitalized as debt issuance costs, amortized to interest expense through the date of the Acquisition and then eliminated in purchase accounting as a result of the refinancing of debt related to the Acquisition.

Maturities of Long-Term Debt

Scheduled maturities of our long-term debt subsequent to December 31, 2006 are as follows:

2007	$20.5
2008	18.7
2009	12.3
2010	12.3
2011	340.9
After 2011	2,183.3

Total	$2,588.0

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plans

During 2006, we sponsored a profit-sharing retirement plan covering most of our employees in the global aluminum recycling and global zinc segments as well as certain corporate employees who met defined service requirements. Contributions were determined annually by the Board of Directors. Our profit sharing contributions for the period from January 1, 2006 to December 19, 2006 and for the years ended December 31, 2005 and 2004 were as follows:

	(Predecessor)
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
		2005	2004
Company profit sharing contributions	$1.8	$2.2	$1.9

Subject to certain dollar limits, our employees were permitted to contribute a percentage of their salaries to this plan, and we would match a portion of the employees’ contributions. In addition, as part of the acquisitions of Commonwealth, ALSCO and Alumitech, we sponsor defined contribution plans covering certain employees of the global rolled and extruded products and global aluminum recycling segments as well as certain corporate employees. Our match of employees’ contributions under our defined contribution plans for the period from January 1, 2006 to December 19, 2006 and for the years ended December 31, 2005 and 2004 were as follows:

	(Predecessor)
For the year ended December 31	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
		2005	2004
Company match of employee contributions	$1.5	$1.4	$1.6

During the fourth quarter of 2006 and as part of our efforts to consolidate and standardize our benefit plan offerings to those employees not covered under collective bargaining agreements, the Compensation Committee of the Board of Directors approved a new defined contribution plan that covers substantially all U.S. employees not covered under such agreements. The new plan became effective on January 1, 2007 with the majority of the previous defined contribution plans merging into this new plan. The new plan provides both profit sharing and employee matching contributions as well as an age and salary based contribution. In conjunction with the introduction of this plan, we curtailed the Commonwealth Industries, Inc. Cash Balance Plan, a defined benefit pension plan which provides benefits to certain non-bargained for employees of Commonwealth hired prior to our acquisition of Commonwealth. Benefits will no longer accumulate under the Cash Balance Plan as a result of the curtailment. A gain totaling $1.6 was recorded in the period from January 1, 2006 to December 19, 2006 as a result of the curtailment of this plan. We do not expect that these changes in employee benefit plan offerings will materially change our total expense or cash payments as compared to historical levels.

Defined Benefit Pension Plans

Our U.S. and Canadian non-contributory defined benefit pension plans cover certain salaried and non-salaried employees at our corporate headquarters and global rolled and extruded products segment. The plan benefits are based on age, years of service and employees’ eligible compensation during employment for all employees not covered under a collective bargaining agreement and on stated amounts based on job grade and

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. As discussed above, one of these plans was curtailed during 2006 and effectively replaced by an enhanced defined contribution plan.

Our German subsidiaries sponsor various defined benefit pension plans for their employees. These plans are based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments; however, the plans are substantially unfunded plans under German law. The unfunded accrued pension costs are covered under a pension insurance association under German law if we are unable to fulfill our obligations.

As a result of the Acquisition, all of our obligations under defined benefit pension plans were revalued to fair value in accordance with SFAS No. 141 and the unrecognized actuarial gains and losses previously included within “Accumulated other comprehensive income” in the consolidated balance sheet were eliminated. The requirement to value all of our obligations under defined benefit plans at fair value also resulted in the adoption of SFAS No. 158 having no effect on our obligations as of December 31, 2006.

The components of the net periodic benefit expense for the period from January 1, 2006 to December 19, 2006 and for the years ended December 31, 2005 and 2004 were as follows:

	(Predecessor)			(Predecessor)
	U.S. pension benefits			European and Canadian pension benefits
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,		For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
		2005	2004		2005	2004
Service cost	$3.4	$3.0	$0.2	$2.4	$0.6	$0.5
Interest cost	7.1	6.8	0.6	5.7	0.9	0.9
Amortization of net (gain) loss	—	—	—	0.4	0.2	0.1
Expected return on plan assets	(7.8)	(7.2)	(0.6)	(2.7)	—	—
Curtailment gain recognized	(1.6)	—	—	—	—	—

Net periodic benefit cost	$1.1	$2.6	$0.2	$5.8	$1.7	$1.5

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in projected benefit obligations and plan assets during the years ended December 31, 2006 and 2005, using a year end measurement date, are as follows.

	U.S. pension benefits		European and Canadian pension benefits
	2006	2005	2006	2005
Change in projected benefit obligations
Projected benefit obligations at beginning of year	$131.3	$125.7	$21.3	$20.2
Acquisitions of ALSCO and Corus Aluminum	—	3.7	221.8	—
Plan curtailments	(3.2)	—	—	—
Service cost	3.4	3.0	2.4	0.6
Interest cost	7.1	6.8	5.7	0.9
Actuarial loss	1.7	1.9	11.5	2.7
Benefits paid	(8.2)	(9.8)	(5.5)	(0.4)
Employee contributions	—	—	0.4	—
Translation and other	—	—	2.3	(2.7)

Projected benefit obligations at end of year	$132.1	$131.3	$259.9	$21.3

Change in plan assets
Fair value of plan assets at beginning of year	$90.5	$89.6	$0.5	$0.2
Acquisitions of ALSCO and Corus Aluminum	—	2.1	97.4	—
Employer contributions	13.2	3.1	5.5	0.7
Actual return on plan assets	8.8	5.5	8.4	—
Employee contributions	—	—	0.4	—
Benefits paid	(8.2)	(9.8)	(5.5)	(0.4)
Translation and other	—	—	(3.1)	—

Fair value of plan assets at end of year	$104.3	$90.5	$103.6	$0.5

Funded status
Fair value of plan assets less than projected benefit obligations	$(27.8)	$(40.8)	$(156.3)	$(20.8)
Unrecognized net actuarial loss	—	2.7	—	7.2

Net amount recognized	$(27.8)	$(38.1)	$(156.3)	$(13.6)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(27.8)	$(39.0)	$(156.3)	$(17.6)
Accumulated other comprehensive loss	—	0.6	—	2.6
Deferred income tax asset	—	0.3	—	1.4

Net amount recognized	$(27.8)	$(38.1)	$(156.3)	$(13.6)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2006 after the adoption of the recognition provisions of SFAS No. 158:

December 31, 2006	U.S. pension plans	European and Canadian pension plans
Current liabilities	$—	$(4.9)
Non-current liabilities	(27.8)	(151.4)

Net amount recognized	$(27.8)	$(156.3)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation of the U.S. and European and Canadian pension plans was $132.0 and $247.7, respectively, at December 31, 2006 and $128.6 and $17.6, respectively, at December 31, 2005.

Plan Assumptions. We are required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, we use one of two methods depending on the size of the plan and the bond market in the resident country. For larger plans in countries with well-developed bond markets, including the U.S., projected cash flows are developed. These cash flows are matched with a yield curve based on an appropriate universe of high-quality corporate bonds. For other plans, discount rates are selected based on AA-rated bonds. Benchmark rates are adjusted based on the underlying duration of the plan’s liabilities and the resulting yields serve as the basis for determining our best estimate of the effective settlement rate.

Assumptions for long-term rate of return on plan assets are based upon historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. The historical long-term return on the plans’ assets exceeded the selected rates and we believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. pension benefits		European and Canadian pension benefits
December 31	2006	2005	2006	2005
Discount rate	5.75%	5.50%	4.73%	4.50%
Rate of compensation increase, if applicable	4.49	3.75	3.14	3.00

The weighted average assumptions used to determine the net periodic benefit cost for the period from January 1, 2006 to December 19, 2006 and for the years ended December 31, 2005 and 2004 are as follows:

	U.S. pension benefits			European and Canadian pension benefits
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,		For the period from January 1, 2006 to December 31, 2006	For the year ended December 31,
		2005	2004		2005	2004
Discount rate	5.50%	5.49%	5.50%	4.75%	5.00%	5.00%
Expected return on plan assets	8.23	8.23	8.50	6.48	3.50	3.50
Rate of compensation increase	3.77	3.75	3.75	3.00	3.00	3.00

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets. The U.S. and Canadian pension plans’ assets consist primarily of equity securities guaranteed investment contracts and fixed income pooled accounts. The weighted average plan asset allocations at December 31, 2006 and 2005 and the target allocations are as follows:

	Percentage of plan assets
	2006	2005	Target Allocation
Asset Category:
Equity securities	58%	57%	59%
Debt securities	31	43	31
Real Estate	6	—	5
Other	5	—	5

Total	100%	100%	100%

Plan Contributions. Our funding policy for funded pensions is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. Contributions for unfunded plans are equal to benefit payments. We expect to make $24.4 of contributions to our pension plans during the year ending December 31, 2007.

Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

2007	$18.6
2008	20.2
2009	20.4
2010	22.4
2011	22.4
2012-2016	127.6

Other Postretirement Benefit Plans

We maintain health care and life insurance benefit plans covering certain corporate and global rolled and extruded products employees hired prior to the acquisition of Commonwealth as well as certain employees of our Canadian operations. We accrue the cost of postretirement benefits within the covered employees’ active service periods. As with the defined benefit pension plans and as a result of the Acquisition, all of our obligations under other postretirement benefit plans were revalued to fair value in accordance with SFAS No. 141 and the unrecognized actuarial gains and losses previously included within “Accumulated other comprehensive income” in the consolidated balance sheet were eliminated.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial status of the plans at December 31, 2006 and 2005, using a year end measurement date, is as follows:

December 31	2006	2005
Change in benefit obligations
Benefit obligations at beginning of year	$53.5	$42.1
Acquisitions of ALSCO and Corus Aluminum	8.6	11.2
Service cost	0.8	0.5
Interest cost	3.1	2.4
Benefits paid	(4.0)	(3.5)
Actuarial (gain) loss	(0.2)	0.8
Translation and other	(0.3)	—

Benefit obligations at end of year	$61.5	$53.5

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	4.0	3.5
Benefits paid	(4.0)	(3.5)

Fair value of plan assets, end of year	$—	$—

Funded status	$(61.5)	$(53.5)
Unrecognized net actuarial loss	—	0.9

Net amount recognized	$(61.5)	$(52.6)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2006 after the adoption of the recognition provisions of SFAS No. 158:

December 31, 2006
Current liabilities	$(4.0)
Non-current liabilities	(57.5)

Net amount recognized	$(61.5)

The components of net postretirement benefit expense for the period from January 1, 2006 to December 19, 2006 and for the years ended December 31, 2005 and 2004 are as follows:

	(Predecessor)
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31
		2005	2004
Service Cost	$0.8	$0.5	$0.1
Interest cost	3.1	2.4	0.1

Net postretirement benefit expense	$3.9	$2.9	$0.2

Plan Assumptions. We are required to make an assumption regarding the discount rate applied to determine service cost and interest cost. Our objective in selecting a discount rate is to select the best estimate of the rate at

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the benefit obligations could be effectively settled. In making this estimate, we use one of two methods depending on the size of the plan and the bond market in the resident country. For larger plans in countries with well-developed bond markets, including the U.S., projected cash flows are developed. These cash flows are matched with a yield curve based on an appropriate universe of high-quality corporate bonds. For other plans, discount rates are selected based on AA-rated bonds. Benchmark rates are adjusted based on the underlying duration of the plan’s liabilities and the resulting yields serve as the basis for determining our best estimate of the effective settlement rate.

The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	2006	2005
Discount rate used to determine expense	5.50%	5.50%
Discount rate used to determine December 31 benefit obligations	5.66	5.50
Health care cost trend rate assumed for next year:
Retirees under age 65	9.00-10.20%	8.00-8.50%
Retirees 65 and older	9.00-10.40	9.50-10.00%
Ultimate trend rate	5.57	5.00
Year rate reaches ultimate trend rate:
Retirees under age 65	2011-2016	2008-2011
Retirees 65 and older	2011-2015	2010-2014

For measurement purposes, there is an employer cap on the amount paid for retiree medical benefits for our U.S. plans. At December 31, 2006, the employer cap had not yet been reached for salary employees but had been reached for hourly employees.

Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.2	$(0.1)
Effect on postretirement benefit obligations	2.0	(1.7)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year. Expected contributions for the succeeding twelve months have been included in other current liabilities in the consolidated balance sheet.

Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross benefit payment	Net of Medicare Part D subsidy
2007	$4.7	$4.5
2008	4.8	4.6
2009	4.9	4.7
2010	5.0	4.8
2011	5.3	5.1
2012-2016	27.1	25.9

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Early Retirement Plans

Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2006 total $20.5, of which $5.4, the estimated payments under these plans for the year ending December 31, 2007, has been classified as a current liability.

Employee Stock Purchase Plan

Prior to the Acquisition, we had a qualified, non-compensatory employee stock purchase plan, which allowed employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price was equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever was lower. Purchases under the plan were limited to 15% of an employee’s eligible compensation. A total of 800,000 shares were available for purchase under the plan. We issued 16,826 and 20,431 shares under the plan in 2005 and 2004, respectively. The plan was suspended effective January 1, 2006 and was terminated upon the Acquisition.

M. STOCKHOLDER’S EQUITY

Successor

In connection with the Acquisition, all of our previously outstanding common stock was purchased by Merger Sub and retired. Immediately upon consummation of the Acquisition and our merger with Merger Sub, we amended and restated our Articles of Incorporation to authorize the issuance of 900 shares of common stock and 100 shares of preferred stock. The Board of Directors will approve the voting rights, dividend rates and other pertinent rights of the preferred stock upon the issuance, if any, of those shares.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor

The following table shows changes in the number of outstanding shares and treasury shares prior to the Acquisition:

	Common stock share activity
	Outstanding Shares	Treasury Shares
Balance at January 1, 2004	17,155,211	(1,843,403)
Issuance of common stock for services	5,938	—
Exercise of stock options	—	693,349
Issuance of common stock for vested stock units	—	169,000
Forfeiture of non-vested stock	—	(150,000)
Stock issued in connection with ESPP	—	20,431
Acquisition of Commonwealth Industries, Inc.	13,608,274	—

Balance at December 31, 2004	30,769,423	(1,110,623)
Issuance of common stock for services	5,924	12,315
Exercise of stock options	410,880	846,755
Stock issued in connection with ESPP	5,000	11,826
Issuance of non-vested stock	78,650	204,736
Purchase of common stock for treasury	—	(13,007)
Other	(32,192)	34,991

Balance at December 31, 2005	31,237,685	(13,007)
Exercise of stock options	139,336	8,884
Issuance of common stock for services	1,740	652
Issuance of non-vested stock	34,039	—
Purchase of common stock for treasury	—	(72,073)
Other	(719)	—

Balance at December 19, 2006	31,412,081	(75,544)

N. STOCK-BASED COMPENSATION

Predecessor Stock-Based Compensation Plans

In December 2004, our stockholders approved the 2004 Equity Incentive Plan, as amended (“2004 Plan”). The 2004 Plan provided for the grant of stock options, non-vested shares and share units as well as other stock awards to eligible employees, officers, consultants and non-employee directors. These awards were to vest upon the attainment of stated service periods or performance targets established by the Compensation Committee of the Board of Directors. On May 18, 2006, our stockholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for issuance from 1,100,000 to 2,200,000. All options granted under this plan, once vested, were exercisable for a period of up to 10 years from the date of grant, although options may have expired earlier because of termination of employee service. The 2004 Plan was terminated as of the Acquisition date and all stock options and non-vested shares issued under the 2004 Plan and all predecessor plans were redeemed on December 19, 2006. Certain share unit awards were modified to provide for vesting upon the consummation of the Acquisition while other share unit awards were not modified and remained not vested as of December 19 and December 31, 2006. The awards which vested upon the Acquistion were redeemed for cash of $52.50 per share in January 2007 and the remaining awards are expected to be redeemed for cash of $52.20 per share in the second quarter of 2007.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Stock Option Summary

A summary of stock option activity for service-based options during the period from January 1, 2006 to December 19, 2006 is as follows:

Service-based options	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2005	1,715,764	$13.07		$32.9
Exercised	(148,220)	9.73
Canceled	(39,795)	13.67

Outstanding at December 19, 2006	1,527,749	$13.38	7.33	$59.8

In conjunction with the Acquisition, all outstanding stock options were canceled and all option holders received $52.50 per share less the applicable exercise price.

The weighted-average grant date fair value per option of all stock option awards granted in 2005 and 2004 was $12.56 and $6.48, respectively. The intrinsic value of stock options exercised during the period from January 1, 2006 to December 19, 2006 and the years ended December 31, 2005 and 2004 was $5.2, $17.5 and $3.5, respectively.

The fair value of the stock options granted in 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Expected option life in years	6.0	4.8
Risk-free interest rate	4.2%	3.4%
Volatility factor	0.585	0.459
Dividend yield	0.0%	0.0%

Predecessor Non-Vested Shares and Share Units Summary

A summary of the non-vested shares and share units for service-based awards during period from January 1, 2006 to December 31, 2006 is as follows:

Service-based awards	Shares/units	Weighted- average grant date fair value per share/unit
Awarded and not vested at December 31, 2005	387,088	$18.38
Granted	34,039	43.09
Vested	(35,352)	15.80
Canceled	(11,300)	25.92

Awarded and not vested at December 19, 2006	374,475	$20.64

Per the terms of the award agreements, all non-vested shares became vested upon the change in control that resulted from the Acquisition and all holders received cash of $52.50 per share.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the non-vested shares and share units for performance-based awards during the period from January 1, 2006 to December 19, 2006 is as follows:

Performance-based awards	Shares/units	Weighted- average grant date fair value per share/unit
Awarded and not vested at December 31, 2005	251,472	$26.59
Granted	42,250	43.92
Vested	(106,050)	15.80
Canceled	(2,655)	38.56

Awarded and not vested at December 19, 2006	185,017	$36.56

107,092 of the non-vested share units for performance-based awards were modified by the Company prior to the Acquisition to allow for the vesting of these share units upon the Acquisition. Holders of these share units received $52.50 per share unit in January 2007. The remaining share units were fully expensed in 2006 as all performance targets were attained. Vesting of these share units was subject to approval of the Compensation Committee which approved the vesting of the share units in March 2007. Holders of these share units will receive $52.50 per share unit in April 2007.

The weighted-average grant date fair value per share of all non-vested shares and share unit awards granted during the period January 1, 2006 to December 19, 2006, and the years ended December 31, 2005 and 2004 was $43.54, $30.89 and $14.51, respectively.

O. INCOME TAXES

The income (loss) before income taxes and minority interests was as follows:

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
			2005	2004
U.S.	$(7.2)	$96.8	$75.4	$(38.3)
International	3.1	21.3	(0.2)	22.2

Total	$(4.1)	$118.1	$75.2	$(16.1)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes, including income taxes on minority interests, was as follows:

	(Successor)	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Current:
Federal	$(8.8)	$38.5	$1.9	$(0.6)
State	0.3	5.2	2.4	0.2
International	(0.4)	(3.0)	1.8	7.7

	$(8.9)	$40.7	$6.1	$7.3
Deferred:
Federal	$6.8	$0.9	$(3.7)	$(3.8)
State	0.5	(3.4)	(0.3)	3.3
International	0.9	6.1	(1.7)	0.7

	$8.2	$3.6	$(5.7)	$0.2

(Benefit from) provision for income taxes	$(0.7)	$44.3	$0.4	$7.5

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the provision for (benefit from) income taxes as follows:

	Successor	(Predecessor)
	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31
			2005	2004
Income tax expense (benefit) at the federal statutory rate	$(1.4)	$41.3	$26.3	$(5.6)
Foreign income tax rate differences	(0.6)	(4.4)	0.1	0.7
State income taxes, net	0.6	1.1	1.4	(2.8)
Tax on foreign repatriation, net of foreign tax credits	—	5.5	0.7	(1.1)
Other, net	0.7	1.7	(0.2)	(0.1)
Change in valuation allowance	—	(0.9)	(27.9)	16.4

(Benefit from) provision for income taxes	$(0.7)	$44.3	$0.4	$7.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax liabilities and assets are as follows:

	(Successor)	(Predecessor)
December 31	2006	2005
Deferred Tax Liabilities:
Accelerated depreciation and amortization	$215.1	$84.1
State income taxes	2.0	4.5
Deferred hedging gain	43.5	9.5

Total deferred tax liabilities	$260.6	$98.1
Deferred Tax Assets:
Net operating loss carryforwards	$93.3	$24.1
Tax credit carryforwards	27.4	32.4
Expenses not currently deductible	27.2	19.1
Accrued pension	36.0	13.9
Accrued post retirement	20.1	15.6
Other	14.1	7.1

	$218.1	$112.2
Valuation allowance	(93.7)	(30.7)

Total deferred tax assets	$124.4	$81.5

Net deferred tax liabilities	$136.2	$16.6

At December 31, 2006 and 2005 we had valuation allowances of $93.7 and $30.7, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total 2006 valuation allowance, $67.3 relates to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions and $26.4 relates primarily to Kentucky state recycling credits and other state net operating losses. A significant amount of the non-U.S. valuation allowance relates to entities purchased as part of the acquisition of Corus Aluminum. We provided a valuation allowance of $52.0 on deferred tax assets set up in the opening balance sheets of the non-U.S. Corus Aluminum entities. We believe that sufficient evidence currently exists that it is more likely than not that we will not recognize deferred tax assets. The federal valuation allowance of $0.9 that existed at the beginning of 2006 has been reversed based upon management’s determination that it is more likely than not that future taxable income will be sufficient to realize the related federal deferred tax asset. The 2005 valuation allowance of $30.7 was primarily provided to offset state tax credits and foreign (Brazil) and state net operating losses.

At December 31, 2006, we had approximately $255.0 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, $193.0 of which relates to entities purchased in the acquisition of Corus Aluminum. Of the $255.0 non-U.S. net operating loss carryforwards, $239.5 can be carried forward indefinitely, $8.0 will expire if unused by 2013 and $7.5 will expire over a 5 year period, starting in 2007. At December 31, 2006, the U.S. federal net operating loss carryforwards were $8.9, of which $3.2 is limited as to its use in any given year under U.S. income tax regulations regarding change in ownership. The state net operating loss carryforwards at December 31, 2006 were $6.3, part of which has been offset with a valuation allowance for entities that have a history of cumulative losses.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, we had $3.7 of unused U.S. federal tax credit carry forwards of which $2.6 are subject to a limitation as to use in any given year under U.S. income tax regulations regarding change in ownership. We also had $36.4 of unused state tax credit carry forwards, for substantially all of which a full valuation allowance has been provided.

Substantially all of the $48.7 of undistributed earnings of our non-U.S. investments is considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.

P. COMMITMENTS AND CONTINGENCIES

Operating leases

We lease various types of equipment and property, primarily the equipment utilized in our operations at our various plant locations and at our headquarters facility. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are as follows:

Operating Leases
2007	$9.8
2008	7.2
2009	4.2
2010	2.8
2011	1.4
Thereafter	1.6

$27.0

Rental expense under cancelable and non-cancelable operating leases for the period from December 20, 2006 to December 31, 2006, the period from January 1, 2006 to December 19, 2006 and the years ended December 31, 2005 and 2004 was $0.9, $14.9, $9.1 and $7.3, respectively.

Purchase Obligations

Our non-cancelable purchase obligations are principally for natural gas and materials, such as metals and fluxes used in our manufacturing operations. As of December 31, 2006, amounts due under short-term and long-term non-cancelable purchase obligations are as follows:

	Cash payments due by period
	Total	2007	2008-2009	2010-2011	After 2011
Purchase obligations	$6,337.6	$2,733.7	$2,435.7	$691.3	$476.9

Amounts purchased under long-term purchase obligations during the years ended December 31, 2006, 2005 and 2004 related to these purchase obligations totaled $711.8, $226.3 and $65.7, respectively.

Environmental Proceedings

Our operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Currently and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are in discussions with government authorities for the purpose of resolving similar issues that have arisen at a number of our facilities in different states. At present, discussions are not sufficiently advanced to determine the scope of relief or the amount of penalties. However, with respect to these pending proceedings, we do not anticipate that the amount of penalties would have a material adverse effect on our financial position or results of operations.

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

Our reserves for environmental remediation liabilities totaled $15.0 and $12.6 at December 31, 2006 and 2005, respectively, and have been classified as other long-term liabilities in the consolidated balance sheet. These amounts are in addition to our asset retirement obligations discussed in Note J and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.

The changes in our accruals for environmental liabilities are as follows (there was no change in our environmental liabilities from the period from December 20, 2006 to December 31, 2006):

	(Predecessor)
	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31
		2005	2004
Balance at beginning of year	$12.6	$6.4	$1.0
Revisions and liabilities incurred	1.0	2.8	0.5
Payments	(0.9)	(0.9)	(0.3)
Environmental liabilities of acquired businesses	2.3	4.3	5.2

Balance at end of year	$15.0	$12.6	$6.4

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q. SEGMENT INFORMATION

The Corus Aluminum acquisition increased the size and scope of our international operations substantially and, as a result, we re-aligned our reporting structure into global business units that offer different types of metal products and services. Our new operating segments consist of global rolled and extruded products, global recycling, global specification alloy, and global zinc. As a result, the former international segment is now included within the global recycling and global specification alloy segments. All periods have been restated to reflect this change.

Our global rolled and extruded products segment produces aluminum sheet, plate and extruded and fabricated products for distributors and customers serving the aerospace, building and construction, transportation and consumer durables industry segments. For financial reporting purposes, the global recycling and global specification alloy operating segments have been aggregated into the global recycling reportable segment. The global recycling segment represents all of our aluminum melting, processing, alloying and salt cake recycling activities. We have aggregated these businesses because the products produced are identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical and the long-term gross margins have been and are expected to remain similar. Our global zinc segment represents all of our zinc melting, processing and trading activities.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, unrealized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt issuance costs. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments.

Beginning in 2006, certain recycling facilities were shifted to the global rolled and extruded products segment and these facilities are now included within that segment. Management estimates that the global recycling segment’s revenues and segment income would have been lower by $22.8 and $2.1, respectively, in the year ended December 31, 2005. Global rolled and extruded products segment income would have been higher by $2.1 in the year ended December 31, 2005. In addition, intersegment revenues would have been lower by $22.8 in the year ended December 31, 2005, as a result of this change. The prior periods have not been restated for the change.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segment Information

Selected reportable segment disclosures for the three years ended December 31, 2006, 2005 and 2004 are as follows:

	Global rolled and extruded products	Global recycling	Global zinc	Intersegment revenues	Totals
2006 (Combined)
Revenues	$2,726.2	$1,489.0	$553.2	$(19.6)	$4,748.8
Segment income	180.7	84.8	65.0		330.5
Depreciation and amortization expense	75.3	29.5	2.3		107.1
Segment assets	2,480.7	597.8	184.4		3,262.9
Payments for plant and equipment	86.7	24.1	4.5		115.3

2005 (Predecessor)
Revenues	$1,246.7	$967.9	$244.1	$(29.7)	$2,429.0
Segment income	160.6	41.8	21.0		223.4
Depreciation and amortization expense	28.3	22.5	2.5		53.3
Equity in losses of affiliates	—	(1.6)	—		(1.6)
Segment assets	819.0	575.2	124.5		1,518.7
Equity investments in joint ventures	—	(1.0)	—		(1.0)
Payments for plant and equipment	11.1	44.7	1.8		57.6

2004 (Predecessor)
Revenues	$95.1	$926.5	$206.9	$(1.9)	$1,226.6
Segment income (loss)	(3.1)	46.1	12.0		55.0
Depreciation and amortization expense	2.2	22.4	3.6		28.2
Equity in losses of affiliates	—	(0.2)	—		(0.2)
Segment assets	490.9	463.2	108.9		1,063.0
Equity investments in joint ventures	—	0.6	—		0.6
Payments for plant and equipment	1.9	40.5	2.0		44.4

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	2006	2005	2004
	(Combined)	(Predecessor)	(Predecessor)
Profits
Segment income	$330.5	$223.4	$55.0
Unallocated amounts:
General and administrative expenses	(72.8)	(58.2)	(32.2)
Restructuring and other charges	(41.9)	(29.9)	(14.9)
Interest expense	(90.6)	(41.9)	(28.8)
Unrealized gains (losses) on derivative financial instruments	28.3	(18.6)	4.2
Interest and other income	14.9	0.4	0.6
Loss on early extinguishment of debt	(54.4)	—	—

Income (loss) before provision for income taxes and minority interests	$114.0	$75.2	$(16.1)

Depreciation and amortization expense
Total depreciation and amortization expense for reportable segments	$107.1	$53.3	$28.2
Unallocated depreciation and amortization expense	2.0	1.7	2.4

Total consolidated depreciation and amortization expense	$109.1	$55.0	$30.6

Assets
Total assets for reportable segments	$3,262.9	$1,518.7	$1,063.0
Unallocated assets	1,545.5	35.4	18.1

Total consolidated assets	$4,808.4	$1,554.1	$1,081.1

Payments for property and equipment
Total payments for property and equipment for reportable segments	$115.3	$57.6	$44.4
Other payments for property and equipment	8.6	4.5	0.4

Total consolidated payments for property and equipment	$123.9	$62.1	$44.8

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived assets (net of accumulated depreciation and amortization):

	(Combined)	(Predecessor)
	2006	2005	2004
Revenues
United States	$2,975.6	$1,878.6	$793.0
International:
Asia	83.3	13.8	6.8
Europe	1,277.6	359.8	353.5
South America	161.5	39.9	37.8
North America	241.6	136.7	33.5
Other	9.2	0.2	2.0

Total international revenues	$1,773.2	$550.4	$433.6

Consolidated total	$4,748.8	$2,429.0	$1,226.6

Long-lived assets, including intangible assets
United States, net	$1,793.6	$580.4	$391.9
International, net:
Germany	765.3	89.5	76.9
Canada	50.4	—	—
Brazil	16.0	21.0	6.6
United Kingdom	15.8	8.2	9.9
Mexico	14.8	11.6	11.4
Other	13.7	2.8	—

Total international long-lived assets, net	$876.0	$133.1	$104.8

Consolidated total	$2,669.6	$713.5	$496.7

R. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes, and certain currency exposures. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as “Derivative financial instruments” and “Other current liabilities.” The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of December 31, 2006 and 2005 were as follows:

	(Successor)		(Predecessor)
December 31	2006		2005
	Fair Value	Deferred gains (losses), net of tax	Fair Value	Deferred gains (losses), net of tax
Natural gas	$(1.0)	$—	$28.1	$15.3
Aluminum	89.7	—	(6.5)	—
Zinc	0.4	—	0.4	0.2
Currency	11.2	—	—	—

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2006, 2005 and 2004, our natural gas, zinc and certain of our aluminum derivative financial instruments were accounted for as hedges and met SFAS No. 133’s requirements for hedge accounting treatment. As such, the changes in the fair value of certain of these cash flow hedges accumulated on our consolidated balance sheet (in “Accumulated other comprehensive income”) until the underlying hedged item impacted earnings. In conjunction with the preliminary purchase price allocation related to the Acquisition, all amounts previously included within “Accumulated other comprehensive income” were eliminated as required by SFAS No. 141. Subsequent to the Acquisition, we have elected not to treat our aluminum, zinc and currency derivative financial instruments as hedges for accounting purposes and, as a result, all future changes in the fair value of these derivatives will be included within our results of operations.

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations while realized gains and (losses) on those derivative financial instruments that are accounted for as hedges are included within “Cost of sales.”

Realized gains and (losses) on derivative financial instruments included in “Cost of sales” and “Gains (losses) on derivative financial instruments” totaled the following during the years ended December 31, 2006, 2005 and 2004:

	(Combined)		(Predecessor)
Year ended December 31	2006		2005		2004
	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments
Natural gas	$2.3	$—	$22.1	$—	$3.7	$—
Aluminum	—	(4.5)	(1.5)	10.8	0.4	4.4
Zinc	1.0	—	(0.4)	—	0.7	—
Currency	—	7.0	—	—	—	—

Natural Gas Hedging

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. These contracts are accounted for as cash flow hedges, with all gains and losses recognized in “Cost of sales” when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with customers, which limit our exposure to natural gas price risk.

Aluminum Hedging

The selling prices of the majority of the global rolled and extruded products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the global rolled and extruded products segment is subject to the risk of changes in the purchase price of the raw materials it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. In addition, the global rolled and extruded products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We do not treat these derivative financial

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded in earnings as “(Gains) losses on derivative financial instruments” rather than being deferred in “Accumulated other comprehensive income.”

The global recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. The contracts outstanding at December 31, 2006 are not accounted for as hedges for accounting purposes and, as a result, the changes in fair value of the contracts are recorded in earnings as “(Gains) losses on derivative financial instruments” rather than being deferred in “Accumulated other comprehensive income.”

Zinc Hedging

In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. The effective portions of these hedges are included within “Other comprehensive income (loss)” while the ineffective portions are included within “(Gains) losses on derivative financial instruments.”

Subsequent to the Acquisition, we are no longer treating our zinc derivative financial instruments as hedges for accounting purposes. As a result, all future changes in the fair value of these contracts will be recorded in earnings as “(Gains) losses on derivative financial instruments.”

Credit Risk

We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. We do not require collateral to support broker transactions.

Other Financial Instruments

The carrying amount and fair value of our other financial instruments at December 31, 2006 and 2005 are as follows:

	(Successor)		(Predecessor)
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$126.1	$126.1	$6.8	$6.8
Long-term debt:
Senior Notes	600.0	603.0	—	—
Senior Subordinated Notes	400.0	401.0	—	—
Tendered 9% Senior Notes	—	—	125.0	128.8
Tendered 10 3/8% Senior Secured Notes	—	—	207.9	229.4
VAW-IMCO credit facilities	—	—	34.8	34.8

The fair value of our outstanding indebtedness under the Revolving Credit Facility and the Term Loan Facility approximates carrying value due to the floating rates of interest rates associated with these obligations. The current fair value of our Senior Notes and Senior Subordinated Notes were based on market quotations, discounted cash flows and incremental borrowing rates. The fair value of our accounts receivable, accounts payable and accrued liabilities approximate carrying value.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of “Accumulated other comprehensive income,” which are items that change equity during the reporting period, but are not included in earnings. As discussed previously, all amounts included within “Accumulated other comprehensive income” were eliminated as part of the preliminary purchase price allocation associated with the Acquisition. There was an insignificant impact to “Accumulated other comprehensive income” in the period from December 20, 2006 to December 31, 2006. This was due to substantially all of our derivative financial instruments not being accounted for as hedges after the Acquisition and an immaterial change in currency rates between December 20, 2006 and December 31, 2006.

	Total	Unrealized gain (loss) on derivative financial instruments	Currency translation, unrealized gain (loss)	Minimum pension adjustment
Predecessor
Balance at December 31, 2003	$(4.8)	$2.0	$(6.8)	$—
Current year net change	6.2	—	6.2	—
Minimum pension liability adjustment	(2.5)	—	—	(2.5)
Deferred tax on minimum pension liability adjustment	1.0	—	—	1.0
Change in fair value of derivative financial instruments	(0.1)	(0.1)	—	—
Reclassification of derivative financial instruments into earnings	(4.8)	(4.8)	—	—
Income tax effect	0.8	0.8	—	—

Balance at December 31, 2004	$(4.2)	$(2.1)	$(0.6)	$(1.5)
Current year net change	(9.0)	—	(6.6)	(2.4)
Change in fair value of derivative financial instruments	46.7	46.7	—	—
Deferred tax on minimum pension liability adjustment	0.8	—	—	0.8
Reclassification of derivative financial instruments into earnings	(19.8)	(19.8)	—	—
Income tax effect	(9.2)	(9.2)	—	—

Balance at December 31, 2005	$5.3	$15.6	$(7.2)	$(3.1)
Current year net change	17.2	—	17.2	—
Change in fair value of derivative financial instruments	(29.8)	(29.8)	—	—
Reclassification of derivative financial instruments into earnings	3.3	3.3	—	—
Income tax effect	10.0	10.0	—	—

Balance at December 19, 2006	$6.0	$(0.9)	$10.0	$(3.1)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T. SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities included in the consolidated statement of cash flows and supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004 are as follows:

	(Combined)	(Predecessor)
	2006	2005	2004
Changes in operating assets and liabilities:
Accounts receivable	$(48.4)	$(23.4)	$(2.9)
Inventories	(60.5)	(56.9)	(23.3)
Other assets	(3.9)	9.6	(3.2)
Accounts payable and accrued liabilities	123.8	(2.8)	7.7

	$11.0	$(73.5)	$(21.7)

Supplementary information:
Non-cash equity contribution	$3.9	$—	$—
Cash payments for:
Interest	$89.8	$38.4	$25.1
Income taxes	15.1	10.7	9.6

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes and Senior Subordinated Notes. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes or the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2006 and 2005, and the condensed consolidating statements of operations and cash flows are presented for the years ended December 31, 2006, 2005 and 2004.

	As of December 31, 2006 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3.4	$9.8	$112.9	$—	$126.1
Accounts receivable, net	11.3	324.2	357.0	—	692.5
Inventories	8.0	433.7	581.9	—	1,023.6
Deferred income taxes	33.8	—	0.8	—	34.6
Prepaid expenses	1.0	11.1	8.5	—	20.6
Derivative financial instruments	1.9	5.6	70.0	—	77.5
Other current assets	4.6	4.5	9.2	—	18.3

Total Current Assets	64.0	788.9	1,140.3	—	1,993.2
Property, plant and equipment, net	43.4	339.3	840.4	—	1,223.1
Goodwill	1,362.4	—	—	—	1,362.4
Intangible assets, net	—	29.3	54.8	—	84.1
Deferred income taxes	—	—	8.1	—	8.1
Other assets	87.7	0.6	49.2	—	137.5
Investments in subsidiaries/intercompany receivable (payable), net	1,400.6	46.9	157.1	(1,604.6)	—

	$2,958.1	$1,205.0	$2,249.9	$(1,604.6)	$4,808.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$53.9	$210.8	$289.6	$—	$554.3
Accrued liabilities	11.2	169.7	157.8	—	338.7
Deferred income taxes	—	—	37.7	—	37.7
Current maturities of long-term debt	8.3	0.7	11.5	—	20.5

Total Current Liabilities	73.4	381.2	496.6	—	951.2
Long-term debt	2,001.7	2.3	563.5	—	2,567.5
Deferred income taxes	28.6	—	112.6	—	141.2
Accrued pension benefits	—	27.8	151.4	—	179.2
Accrued post-retirement benefits	—	50.3	7.2	—	57.5
Other long-term liabilities	9.1	13.0	44.3	—	66.4
Stockholder’s Equity	845.3	730.4	874.3	(1,604.6)	845.4

	$2,958.1	$1,205.0	$2,249.9	$(1,604.6)	$4,808.4

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2005 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0.4	$(0.3)	$6.7	$—	$6.8
Accounts receivable, net	7.9	262.1	56.2	(1.1)	325.1
Inventories	3.7	340.5	60.6	—	404.8
Deferred income taxes	2.3	31.6	1.3	—	35.2
Prepaid expenses	0.7	6.3	1.7	—	8.7
Derivative financial instruments	7.8	18.4	1.8	—	28.0
Other current assets	1.2	0.7	0.3	—	2.2

Total Current Assets	24.0	659.3	128.6	(1.1)	810.8
Property, plant and equipment, net	44.1	379.3	116.3	(1.9)	537.8
Goodwill	4.1	130.1	18.6	—	152.8
Intangible assets, net	—	22.9	—	—	22.9
Other assets	20.0	9.9	0.8	—	30.7
Investments in subsidiaries/intercompany receivable (payable), net	963.9	(347.1)	35.5	(653.2)	(0.9)

	$1,056.1	$854.4	$299.8	$(656.2)	$1,554.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20.6	$134.1	$47.3	$(1.2)	$200.8
Accrued liabilities	10.0	87.4	34.5	3.5	135.4
Current maturities of long-term debt	—	0.1	20.7	—	20.8

Total Current Liabilities	30.6	221.6	102.5	2.3	357.0
Long-term debt	615.5	1.4	14.1	—	631.0
Deferred income taxes	6.3	40.8	4.7	—	51.8
Accrued pension benefits	—	24.1	17.6	—	41.7
Accrued post-retirement benefits	—	48.6	—	—	48.6
Other long-term liabilities	9.9	19.6	4.2	(3.5)	30.2
Stockholders’ Equity	393.8	498.3	156.7	(655.0)	393.8

	$1,056.1	$854.4	$299.8	$(656.2)	$1,554.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2006 (Combined)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$155.8	$3,031.3	$1,739.5	$(177.8)	$4,748.8
Cost of sales	135.8	2,691.3	1,683.7	(177.8)	4,333.0

Gross profit	20.0	340.0	55.8	—	415.8
Selling, general and administrative expense	1.9	106.4	59.1	—	167.4
Restructuring and other charges	—	36.1	5.8	—	41.9
(Gains) losses on derivative financial instruments	(10.6)	9.2	(29.4)	—	(30.8)

Operating income	28.7	188.3	20.3	—	237.3
Interest expense	(29.8)	123.2	13.0	(15.8)	90.6
Other (income) expense, net	(44.3)	25.1	(18.3)	15.8	(21.7)
Loss on early extinguishment of debt	54.4	—	—	—	54.4
Equity in net (earnings) loss of affiliates	(46.2)	(20.4)	—	66.6	—

Income before income taxes	94.6	60.4	25.6	(66.6)	114.0
Provision for income taxes	24.3	15.3	4.0	—	43.6

Income (loss) before minority interest	70.3	45.1	21.6	(66.6)	70.4
Minority interests, net of provision for income taxes	—	—	0.1	—	0.1

Net income (loss)	$70.3	$45.1	$21.5	$(66.6)	$70.3

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$117.9	$1,936.1	$438.4	$(63.4)	$2,429.0
Cost of sales	109.6	1,723.0	412.1	(63.4)	2,181.3

Gross profit	8.3	213.1	26.3	—	247.7
Selling, general and administrative expense	7.5	71.8	11.8	—	91.1
Restructuring and other charges	0.1	29.4	0.4	—	29.9
(Gains) losses on derivative financial instruments	—	(2.3)	10.3	—	8.0

Operating income	0.7	114.2	3.8	—	118.7
Interest expense	41.0	0.4	0.6	(0.1)	41.9
Other (income) expense, net	(2.3)	1.5	0.7	0.1	—
Equity in net (earnings) loss of affiliates	(112.3)	1.6	—	112.3	1.6

Income (loss) before income taxes and minority interests	74.3	110.7	2.5	(112.3)	75.2
Provision for (benefit from) income taxes	—	0.1	0.3	—	0.4

Income (loss) before minority interests	74.3	110.6	2.2	(112.3)	74.8
Minority interests, net of provision for income taxes	—	—	0.5	—	0.5

Net income (loss)	$74.3	$110.6	$1.7	$(112.3)	$74.3

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2004 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$100.0	$781.7	$391.2	$(46.3)	$1,226.6
Cost of sales	91.0	748.8	359.6	(46.3)	1,153.1

Gross profit	9.0	35.0	31.6	—	73.5
Selling, general and administrative expense	2.3	39.5	12.7	—	54.5
Restructuring and other charges	1.1	13.8	—	—	14.9
Gains on derivative financial instruments	—	(4.2)	(4.4)	—	(8.6)

Operating income (loss)	5.6	(16.2)	23.3	—	12.7
Interest expense	28.4	26.7	0.3	(26.6)	28.8
Other (income) expense, net	(11.8)	(14.6)	(0.3)	26.5	(0.2)
Equity in net (earnings) loss of affiliates	15.3	0.2	—	(15.3)	0.2

Income (loss) before income taxes and minority interests	(26.3)	(28.5)	23.3	15.4	(16.1)
Provision for (benefit from) income taxes	(2.5)	1.5	8.5	—	7.5

Income (loss) before minority interests	(23.8)	(30.0)	14.8	15.4	(23.6)
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net (loss) income	$(23.8)	$(30.0)	$14.6	$15.4	$(23.8)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2006 (Combined)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$76.5	$63.7	$50.7	$—	$190.9

Investing activities
Acquisition of Aleris International, Inc	(1,725.4)	—	—	—	(1,725.4)
Purchase of businesses, net of cash acquired	(599.8)	6.1	(234.9)	—	(828.6)
Payments for property, plant and equipment	(6.5)	(49.4)	(68.0)	—	(123.9)
Proceeds from sale of property, plant and equipment	—	30.6	—	—	30.6
Proceeds from settlement of currency derivative financial instruments	9.8	—	—	—	9.8
Other	—	(1.4)	0.3	—	(1.1)

Net cash used by investing activities	(2,321.9)	(14.1)	(302.6)	—	(2,638.6)

Financing activities
Cash equity contribution	844.9	—	—	—	844.9
Net proceeds from (payments on) long-term revolving credit facilities	(97.7)	—	64.1	—	(33.6)
Proceeds from issuance of long-term debt	2,329.9	0.4	388.5	—	2,718.8
Payments on long-term debt	(838.5)	(0.2)	(0.6)	—	(839.3)
Debt issuance costs	(115.1)	—	—	—	(115.1)
Decrease in restricted cash	(0.1)	3.7	—	—	3.6
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Excess income tax benefits from exercise of stock options	3.6	—	—	—	3.6
Minority interests	1.7	—	(3.0)	—	(1.3)
Other	(2.6)	—	—	—	(2.6)
Net transfers with subsidiaries	120.9	(43.4)	(77.5)	—	—

Net cash provided (used) by financing activities	2,248.4	(39.5)	371.5	—	2,580.4

Effect of exchange rate differences on cash and cash equivalents	—	—	(13.4)	—	(13.4)
Net (decrease) increase in cash and cash equivalents	3.0	10.1	106.2	—	119.3
Cash and cash equivalents at beginning of period	0.4	(0.3)	6.7	—	6.8

Cash and cash equivalents at end of period	$3.4	$9.8	$112.9	$—	$126.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(7.9)	$112.7	$(2.5)	$—	$102.3

Investing activities:
Payments for property and equipment	(9.4)	(21.9)	(30.8)	—	(62.1)
Proceeds from sale of property and equipment	—	5.4	—	—	5.4
Purchase of business, net of cash acquired	—	(300.3)	(17.4)	—	(317.7)
Net investment in subsidiaries	(318.1)	300.6	17.5	—	—
Other	0.4	—	0.1	—	0.5

Net cash used by investing activities	(327.1)	(16.2)	(30.6)	—	(373.9)

Financing activities:
Net proceeds from long-term revolving credit facility	212.4	—	—	—	212.4
Proceeds from issuance of long-term debt	—	—	29.1	—	29.1
Payments of long-term debt	(1.2)	—	—	—	(1.2)
Change in restricted cash	9.8	—	—	—	9.8
Minority interests	—	—	(0.7)	—	(0.7)
Debt issuance costs	(1.8)	—	—	—	(1.8)
Proceeds from exercise of stock options	13.6	—	—	—	13.6
Net transfers with subsidiaries	120.5	(116.9)	(3.6)	—	—
Other	(20.0)	20.1	—	—	0.1

Net cash provided by (used) financing activities	333.3	(96.8)	24.8	—	261.3

Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)
Net decrease in cash and cash equivalents	(1.7)	(0.3)	(9.0)	—	(11.0)
Cash and cash equivalents at beginning of period	2.1	—	15.7	—	17.8

Cash and cash equivalents at end of period	$0.4	$(0.3)	$6.7	$—	$6.8

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$11.9	$(34.8)	$(35.3)	$60.3	$2.1

Investing activities:
Payments for property and equipment	(6.2)	(14.3)	(24.3)	—	(44.8)
Proceeds from sale of property and equipment	—	0.1	—	—	0.1
Purchase of business, net of cash acquired	—	6.0	—	—	6.0
Net investment in subsidiaries	(161.8)	161.8	—	—	—
Other	(0.6)	0.3	0.1	—	(0.2)

Net cash (used) provided by investing activities	(168.6)	(153.9)	(24.2)	—	(38.9)

Financing activities:
Net proceeds from long-term revolving credit facility	17.8	—	—	—	17.8
Proceeds from issuance of long-term debt	130.0	—	7.4	—	137.4
Payments of long-term debt	—	(125.0)	—	—	(125.0)
Change in restricted cash	(11.9)	—	24.9	—	13.0
Settlement of VAW-IMCO redemption liability	24.8	—	(24.8)	—	—
Minority interests	—	(0.4)	—	—	(0.4)
Debt issuance costs	(10.9)	0.5	—	—	(10.4)
Proceeds from exercise of stock options	6.1	—	—	—	6.1
Net transfers with subsidiaries	2.1	4.2	54.0	(60.3)	—
Other	0.3	1.4	(1.5)	—	0.2

Net cash provided (used) by financing activities	158.3	(119.3)	60.0	(60.3)	38.7

Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Net increase (decrease) in cash and cash equivalents	1.6	0.2	1.6	—	3.0
Cash and cash equivalents at beginning of period	0.5	0.2	14.1	—	14.8

Cash and cash equivalents at end of period	$2.1	$—	$15.7	$—	$17.8