Form 10-Q
period 2007-03-31
Aleris International, Inc.
filed 2007-05-15
CIK 202890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended March 31, 2007

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2007.
     Common Stock, $0.01 par value: 900 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and pounds in millions, except per pound data)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
EX-12
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALERIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)

	(Successor)
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$85.9	$126.1
Accounts receivable (net of allowance of $9.4 and $9.9 at March 31, 2007 and December 31, 2006, respectively)	776.7	692.5
Inventories	972.6	1,023.6
Deferred income taxes	4.8	34.6
Prepaid expenses	28.6	20.6
Derivative financial instruments	67.7	77.5
Other current assets	18.8	18.3

Total Current Assets	1,955.1	1,993.2
Property, plant and equipment, net	1,239.6	1,223.1
Goodwill	1,404.0	1,362.4
Intangible assets, net	81.6	84.1
Derivative financial instruments	46.7	48.5
Deferred income taxes	8.1	8.1
Other assets	86.5	89.0

	$4,821.6	$4,808.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$628.1	$554.3
Accrued liabilities	309.6	338.7
Deferred income taxes	37.7	37.7
Current maturities of long-term debt	19.0	20.5

Total Current Liabilities	994.4	951.2
Long-term debt	2,581.4	2,567.5
Deferred income taxes	140.5	141.2
Accrued pension benefits	179.1	179.2
Accrued postretirement benefits	56.5	57.5
Other long-term liabilities	68.3	66.4
Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued at March 31 2007 and December 31, 2006, respectively	—	—
Common stock; par value $.01; 900 shares authorized and issued at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	849.6	848.8
Retained deficit	(56.5)	(3.4)
Accumulated other comprehensive income	8.3	—

Total Stockholder’s Equity	801.4	845.4

	$4,821.6	$4,808.4

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions)

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Revenues	$1,599.1	$847.6
Cost of sales	1,532.3	757.2

Gross profit	66.8	90.4
Selling, general and administrative expense	61.7	26.8
Restructuring and other charges	7.2	—
(Gains) losses on derivative financial instruments	(5.4)	4.1

Operating income	3.3	59.5
Interest expense	55.8	14.0
Interest income	(1.4)	(0.2)
Other expense, net	1.7	0.5

(Loss) income before provision for income taxes and minority interests	(52.8)	45.2
Provision for income taxes	0.1	16.8

(Loss) income before minority interests	(52.9)	28.4
Minority interests, net of provision for income taxes	0.2	0.2

Net (loss) income	$(53.1)	$28.2

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Operating activities
Net (loss) income	$(53.1)	$28.2
Depreciation and amortization	40.1	15.7
(Benefit from) provision for deferred income taxes	(0.7)	5.4
Excess income tax benefits from exercise of stock options	—	(1.4)
Restructuring and other charges:
Charges	7.2	—
Payments	(6.1)	(0.3)
Stock-based compensation expense	0.7	1.8
Unrealized (gains) losses on derivative financial instruments	(0.9)	0.8
Charges related to step up in carrying value of inventory	55.2	—
Other non-cash charges	3.0	1.4
Changes in operating assets and liabilities:
Accounts receivable	(80.2)	(75.3)
Inventories	(0.3)	4.3
Other assets	1.5	(1.5)
Accounts payable and accrued liabilities	36.4	56.3

Net cash provided by operating activities	2.8	35.4
Investing activities
Acquisition of Aleris International, Inc.	(7.4)	—
Payments for property, plant and equipment	(44.7)	(11.0)
Proceeds from sale of property, plant and equipment	0.2	—
Other	(0.1)	—

Net cash used by investing activities	(52.0)	(11.0)
Financing activities
Net proceeds from (payments of) long-term revolving credit facilities	7.7	(30.7)
Proceeds from issuance of long-term debt	—	5.3
Decrease in restricted cash	0.1	—
Proceeds from exercise of stock options	—	0.9
Excess income tax benefits from exercise of stock options	—	1.4
Other	—	(0.1)

Net cash provided (used) by financing activities	7.8	(23.2)
Effect of exchange rate differences on cash and cash equivalents	1.2	0.2

Net (decrease) increase in cash and cash equivalents	(40.2)	1.4
Cash and cash equivalents at beginning of period	126.1	6.8

Cash and cash equivalents at end of period	$85.9	$8.2

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
(amounts in millions, except share and per share data)
NOTE A – BASIS OF PRESENTATION
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
     The Acquisition was recorded as of December 19, 2006. The accompanying consolidated financial statements for the three months ended March 31, 2007 (the “Successor” period) include the preliminary application of purchase accounting and the establishment of a new basis of accounting necessitated by the Acquisition. The accompanying financial statements for the three months ended March 31, 2006 (the “Predecessor” period) does not reflect this new basis of accounting.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE B – INVENTORIES
     The components of inventories are:

	(Successor)
	March 31,	December 31,
	2007	2006
Finished goods	$315.7	$344.4
Raw materials	333.0	369.3
Work in process	284.9	270.7
Supplies	39.0	39.2

	$972.6	$1,023.6

     At December 31, 2006, consolidated inventories included approximately $58.0 associated with the write-up of acquired inventory to fair value in connection with the Acquisition. Substantially all of this write-up was included within “Cost of Sales” in the consolidated statement of operations for the three months ended March 31, 2007.
NOTE C – GOODWILL
     The following table details the changes in the carrying amount of goodwill for the three months ended March 31, 2007. Due to the proximity of the Acquisition to March 31, 2007, the allocation of goodwill to our reporting units has not yet been determined. As a result, no goodwill is presented within our reportable segments as of March 31, 2007. We expect the allocation of goodwill to our reportable segments to be completed during 2007.

Unallocated
goodwill
Balance at December 31, 2006	$1,362.4
Purchase price allocation adjustments	40.1
Currency translation adjustments	1.5

Balance at March 31, 2007	$1,404.0

     During the three months ended March 31, 2007 we recorded adjustments to the preliminary purchase price allocation to finalize the adjustment necessary to state the acquired inventories to their fair value, to record certain liabilities assumed and to record deferred income taxes related to purchase price allocation adjustments. The purchase price allocation remains preliminary and subject to the completion of valuations of the acquired intangible long-lived assets, the finalization of our restructuring activities and the determination of deferred income taxes. In addition, the purchase price paid to acquire the downstream aluminum business of Corus Group plc (“Corus Aluminum”) in August 2006 is subject to the finalization of an adjustment that is based upon the working capital delivered and the net debt assumed. As of March 31, 2007, we estimate that this adjustment will result in $65.0 being paid by us to Corus Group plc and have accrued this amount within “Accrued liabilities” in the consolidated balance sheet. Any change in this estimate will result in an adjustment to goodwill.
     The purchase price allocation is expected to be completed in 2007 and may result in significant changes to the long-lived assets included in our consolidated balance sheet as of March 31, 2007 and to the amount of depreciation and amortization expense associated with these long-lived assets.
     NOTE D – LONG-TERM DEBT
     Our long-term debt is summarized as follows:

	(Successor)
	March 31,	December 31,
	2007	2006
Revolving Credit Facility	$338.0	$328.6
Term Loan Facility	1,229.7	1,225.0
9% Senior Notes, due December 15, 2014	600.0	600.0
10% Senior Subordinated Notes, due December 15, 2016	400.0	400.0
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, due May 1, 2016, net	5.7	5.7
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, due May 1, 2022	4.6	4.6
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, due May 1, 2023	4.1	4.1
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, due October 1, 2027 bearing interest at 3.90% at March 31, 2007	5.0	5.0
Other	13.3	15.0

Subtotal	2,600.4	2,588.0
Less current maturities	19.0	20.5

Total	$2,581.4	$2,567.5

     On December 19, 2006, in conjunction with the Acquisition, we amended and restated the $750.0 revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum (the “Revolving Credit Facility”) to, in part, increase the maximum borrowings by $100.0, subject to lender approval. In addition, we amended and restated the term loan facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to increase the maximum borrowings to $825.0 and €303.0 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “2006 Credit Facilities”). We also issued $600.0 of senior notes (the “Senior Notes”) and $400.0 of senior subordinated notes (the “Senior Subordinated Notes”). We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the Acquisition. We incurred $86.0 of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.
Revolving Credit Facility
     Our Revolving Credit Facility provides senior secured financing of up to $750.0. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers will also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of March 31, 2007, we estimate that our borrowing base would have supported borrowings of $750.0, the maximum amount under the terms of the Revolving Credit Facility. After giving effect to the $338.0 of outstanding borrowings as well as outstanding letters of credit of $23.3, we had $388.7 available for borrowing as of March 31, 2007.
     The weighted average interest rate under the Revolving Credit Facility as of March 31, 2007 was 6.90%.
     There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.
Term Loan Facility
     Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. We have borrowed the maximum amount under this Term Loan Facility as of March 31, 2007. On March 16, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Term Loan Agreement, pursuant to which, the pricing grid for loans under the Term Loan Agreement has been reduced by 37.5 basis points. In addition, the First Amendment provides that in the case of certain future repricing transactions, the Company will pay the existing lenders under the Term Loan Agreement a fee equal to 1% of the aggregate principal amount of all loans prepaid, converted or outstanding in the repricing transaction.
     At March 31, 2007, the weighted average interest rate for borrowings under the Term Loan Facility was 6.92%.
     In March 2007, we entered into an interest rate swap to fix the base interest rate paid on $700.0 of the amount outstanding under the Term Loan Facility. Under the terms of the swap agreement, we will receive interest based upon LIBOR and pay a base rate of 4.93%. The swap matures in March 2010.
Senior Notes
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
Senior Subordinated Notes
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
NOTE E – COMMITMENTS AND CONTINGENCIES
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
     Our reserves for environmental remediation liabilities totaled $15.0 at March 31, 2007 and December 31, 2006 and have been classified as “Other long-term liabilities” in the consolidated balance sheet.
     In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At March 31, 2007 and December 31, 2006, our total asset retirement obligations for our landfills were $12.0.
Legal Proceedings
     We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.
NOTE F – COMPREHENSIVE (LOSS) INCOME
     The following table presents the components of comprehensive (loss) income for the three ended March 31, 2007 and 2006.

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Net (loss) income	$(53.1)	$28.2
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustments	8.4	3.7
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(0.2)	(13.1)
Net amount reclassified to income	—	(3.0)
Income tax effect	0.1	6.1

Net unrealized (losses) gains on derivative financial instruments	(0.1)	(10.0)

Comprehensive (loss) income	$(44.8)	$21.9

     See Note K for further information relating to our derivative financial instruments.
NOTE G – SEGMENT REPORTING
     The acquisition of Corus Aluminum increased the size and scope of our international operations substantially and, as a result, we re-aligned our reporting structure into global business units that offer different types of metal products and services. Our operating segments consist of global rolled and extruded products, global recycling, global specification alloy, and global zinc. As a result, the former international segment is now included within the global recycling and global specification alloy segments. The Predecessor Period has been restated to reflect this change.
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
Reportable Segment Information
     The following table shows our segment assets as of March 31, 2007 and December 31, 2006:

	(Successor)
	March 31,	December 31,
	2007	2006
Assets:
Global rolled and extruded products	$2,484.3	$2,480.7
Global recycling	605.0	597.8
Global zinc	172.8	184.4
Other unallocated assets	1,559.5	1,545.5

Total assets	$4,821.6	$4,808.4

     The following table shows our revenues and segment income for the three months ended March 31, 2007 and 2006:

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Revenues:
Global rolled and extruded products	$1,063.6	$412.5
Global recycling	424.1	345.6
Global zinc	142.6	96.9
Intersegment revenues	(31.2)	(7.4)

Total revenues	$1,599.1	$847.6

Segment income (loss):
Global rolled and extruded products	$10.8	$42.4
Global recycling	15.7	18.1
Global zinc	(0.6)	15.1

Total segment income	$25.9	$75.6
Unallocated amounts:
Corporate general and administrative expenses	$(18.1)	$(15.4)
Restructuring and other charges	(7.2)	—
Interest expense	(55.8)	(14.0)
Unrealized gains (losses) on derivative financial instruments	0.9	(0.8)
Interest and other income, net	1.5	(0.2)

(Loss) income before provision for income taxes and minority interests	$(52.8)	$45.2

NOTE H – STOCK-BASED COMPENSATION
Successor Stock-Based Compensation Plan
     In February 2007 the Board of Directors of Holdings approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. During the three months ended March 31, 2007, Holdings granted 637,866 stock options to certain members of the Company’s senior management. The options have an exercise price of $100.00 and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG’s investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.
     During the three months ended March 31, 2007, we recorded $0.7 of compensation expense associated with these options. We have recorded the expense under the push down accounting provisions of SEC Staff Accounting Bulletin No. 107. The weighted-average fair value of the time and event-based options was approximately $51.00 and $36.00 per option, respectively. At March 31, 2007, there was $18.7 of compensation expense that will be expensed over the next five years and $9.2 of compensation expense that will be expensed upon the occurrence of the liquidity event.
     The Company used the Monte Carlo simulation method to estimate the fair value of the stock options granted in 2007. Under this method, the estimate of fair value is affected by the assumptions included in the following table, certain of which are highly complex and subjective. Expected equity volatility was determined based upon historical stock prices of our peer companies. The expected term of the event-based options granted was determined based upon a range of estimates regarding of the timing of a liquidity event. The following table summarizes the significant assumption used to determine the fair value of the stock options granted during the three months ended March 31, 2007:

Expected timing of liquidity event in years	2-7
Weighted average expected option life in years	4.6
Risk-free interest rate	4.8%
Equity volatility factor	66.3%
Dividend yield	0.0%
Predecessor Stock-Based Compensation Plan
     As of December 31, 2006 185,017 share units were granted prior to the Acquisition remained outstanding. During the three months ended March 31, 2007, the Company paid $7.4 to holders of certain of these share units. The payment has been classified as “Investing activities” in the consolidated statement of cash flows. Additional payments for the remaining share units totaling $4.1 were made in April 2007.

NOTE I — INCOME TAXES
     Our effective tax rate was 1.2% and 36.8% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate for the three months ended March 31, 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.
     We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the state income tax valuation allowance will result in a reduction in the otherwise determinable income tax expense, and any reversal of the international valuation allowance will result in a reduction of goodwill and other identifiable intangible assets.
     We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. As of the date of adoption, we had $1.9 of unrecognized tax benefits, all of which would be recorded against goodwill and other identifiable intangible assets. As of March 31, 2007, we have $2.3 of unrecognized tax benefits. The incremental $0.4 of unrecognized benefit will impact our effective rate if recognized.
     We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the consolidated statement of operations. As of March 31, 2007, we had approximately $0.1 of accrued interest related to uncertain tax positions.
     The 2001 through 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of the first quarter of 2008.
NOTE J — EMPLOYEE BENEFITS
Defined Benefit Pension Plans
     Components of the net periodic benefit expense for the three months ended March 31, 2007 and 2006 are as follows:

			European and Canadian
	U.S. pension benefits		pension benefits
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$0.6	$0.9	$1.2	$0.1
Interest cost	1.9	1.7	2.8	0.3
Amortization of net loss	—	—	—	0.1
Expected return on plan assets	(2.2)	(1.9)	(1.8)	—

Net periodic benefit cost	$0.3	$0.7	$2.2	$0.5

Other Postretirement Benefit Plans
     The components of net postretirement benefit expense for the three ended March 31, 2007 and 2006 are as follows:

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Service cost	$0.3	$0.2
Interest cost	0.8	0.7

Net periodic benefit cost	$1.1	$0.9

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS
     We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes, and certain currency and interest rate exposures. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as “Derivative financial instruments” and “Other current liabilities.” The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of March 31, 2007 and December 31, 2006:

	(Successor)
	March 31, 2007		December 31, 2006
		Deferred gains
		(losses),		Deferred gains,
	Fair value	net of tax	Fair value	net of tax
Natural gas	$1.5	$0.6	$(1.0)	$—
Aluminum	79.3	—	89.7	—
Zinc	(0.4)	—	0.4	—
Currency	10.9	—	11.2	—
Interest rate	(1.1)	(0.7)	—	—
     During the three months ended March 31, 2006, our natural gas, zinc and certain of our aluminum derivative financial instruments were accounted for as hedges and met SFAS No. 133’s requirements for hedge accounting treatment. As such, the changes in the fair value of certain of these cash flow hedges accumulated on our consolidated balance sheet (in “Accumulated other comprehensive income”) until the underlying hedged item impacted earnings. In conjunction with the preliminary purchase price allocation related to the Acquisition, all amounts previously included within “Accumulated other comprehensive income” were eliminated. Subsequent to the Acquisition, we have elected not to treat our aluminum, zinc and currency derivative financial instruments as hedges for accounting purposes and, as a result, all future changes in the fair value of these derivatives will be included within our results of operations.
     Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations while realized gains and (losses) on those derivative financial instruments that are accounted for as hedges are included within “Cost of sales.” Realized (losses) gains totaled the following in the three ended March 31, 2007 and 2006:

	(Successor)		(Predecessor)
	March 31, 2007		March 31, 2006
		Gains (losses) on		Gains (losses) on
		derivative financial		derivative financial
	Cost of sales	instruments	Cost of sales	instruments
Natural gas	$1.5	$—	$1.6	$—
Aluminum	—	1.9	—	(3.3)
Zinc	—	3.1	0.3	—
Currency	—	(0.5)	—	—
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
Aluminum Hedging
     The selling prices of the majority of the global rolled and extruded products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the global rolled and extruded products segment is subject to the risk of changes in the purchase price of the raw materials it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. In addition, the global rolled and extruded products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We do not treat these derivative financial instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded in earnings as “(Gains) losses on derivative financial instruments” rather than being deferred in “Accumulated other comprehensive income.”
     The global recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. These contracts are not accounted for as hedges and, as a result, the changes in fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.
Zinc Hedging
     In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. During 2006 effective portions of these hedges were included within “Other comprehensive income (loss)” while the ineffective portions were included within “(Gains) losses on derivative financial instruments.”
     During 2007, we also entered into price collars and swaps designed to protect a portion of our forecasted zinc sales from changes in the LME price of zinc. These derivatives have not been accounted for as hedges and the changes in their fair value are included within “(Gains) losses on derivative financial instrument” in the consolidated statement of operations.
     Subsequent to the Acquisition, we no longer treat our zinc derivative financial instruments as hedges for accounting purposes. As a result, the changes in fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.
Currency Hedging
     Certain of our purchases and sales are denominated in currencies other than the functional currency of the entities entering into these agreements. We have entered into foreign currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. As with the acquired aluminum and zinc derivatives, we do not account for currency derivatives as hedges and, as a result, the changes in their fair value are recorded within “(Gains) losses on derivative financial instruments” within the statement of operations.
Interest Rate Hedging
     As discussed in Note D, during the three months ended March 31, 2007, we entered into an interest rate swap to fix the interest rate on a portion of our variable rate borrowings under the Term Loan Facility. Changes in the fair value of the interest rate swap are recorded within “Accumulated other comprehensive income.”
NOTE L – RESTRUCTURING AND OTHER CHARGES
     During the three months ended March 31, 2007, we incurred $7.2 of costs primarily related to a potential acquisition that was not consummated.
NOTE M – RELATED PARTY TRANSACTIONS
     As discussed in Note H, we recorded $0.7 of compensation expense associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management. In addition, we recorded $2.3 of management fees payable to affiliates of TPG which have been included within “Accrued liabilities” in the consolidated balance sheet.

NOTE N – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes and Senior Subordinated Notes. Condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes or the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”) are presented below. The condensed consolidating balance sheets are presented as of March 31, 2007 and December 31, 2006 and the condensed consolidating statements of operations and cash flows are presented for the three months ended March 31, 2007 and 2006.

	As of March 31, 2007 (Successor)
	Aleris	Combined	Combined
	International,	guarantor	non-guarantor
	Inc.	subsidiaries	subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0.8	$12.2	$72.9	$—	$85.9
Accounts receivable, net	10.6	334.4	431.7	—	776.7
Inventories	4.5	396.9	571.2	—	972.6
Deferred income taxes	3.9	—	0.9	—	4.8
Prepaid expenses	2.7	12.4	13.5	—	28.6
Derivative financial instruments	3.3	6.3	58.1	—	67.7
Other current assets	9.8	1.7	7.3	—	18.8

Total Current Assets	35.6	763.9	1,155.6	—	1,955.1
Property, plant and equipment, net	42.3	336.5	860.8	—	1,239.6
Goodwill	1,404.0	—	—	—	1,404.0
Intangible assets, net	—	28.8	52.8	—	81.6
Deferred income taxes	—	—	8.1	—	8.1
Other assets	68.1	0.9	64.9	—	133.9
Investments in subsidiaries/intercompany receivable (payable), net	1,454.8	(15.0)	124.8	(1,565.3)	(0.7)

	$3,004.8	$1,115.1	$2,267.0	$(1,565.3)	$4,821.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$53.2	$205.3	$369.6	$—	$628.1
Accrued liabilities	23.4	126.0	160.2	—	309.6
Deferred income taxes	—	—	37.7	—	37.7
Current maturities of long-term debt	8.3	0.6	10.1	—	19.0

Total Current Liabilities	84.9	331.9	577.6	—	994.4
Long-term debt	2,064.1	2.1	515.2	—	2,581.4
Deferred income taxes	43.9	—	96.6	—	140.5
Accrued pension benefits	—	25.5	153.6	—	179.1
Accrued post-retirement benefits	—	49.3	7.2	—	56.5
Other long-term liabilities	10.5	14.5	43.3	—	68.3
Stockholder’s Equity	801.4	691.8	873.5	(1,565.3)	801.4

	$3,004.8	$1,115.1	$2,267.0	$(1,565.3)	$4,821.6

	As of December 31, 2006 (Successor)
	Aleris	Combined	Combined
	International,	guarantor	non-guarantor
	Inc.	subsidiaries	subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3.4	$9.8	$112.9	$—	$126.1
Accounts receivable, net	11.3	324.2	357.0	—	692.5
Inventories	8.0	433.7	581.9	—	1,023.6
Deferred income taxes	33.8	—	0.8	—	34.6
Prepaid expenses	1.0	11.1	8.5	—	20.6
Derivative financial instruments	1.9	5.6	70.0	—	77.5
Other current assets	4.6	4.5	9.2	—	18.3

Total Current Assets	64.0	788.9	1,140.3	—	1,993.2
Property, plant and equipment, net	43.4	339.3	840.4	—	1,223.1
Goodwill	1,362.4	—	—	—	1,362.4
Intangible assets, net	—	29.3	54.8	—	84.1
Deferred income taxes	—	—	8.1	—	8.1
Other assets	87.7	0.6	49.2	—	137.5
Investments in subsidiaries/intercompany receivable (payable), net	1,400.6	46.9	157.1	(1,604.6)	—

	$2,958.1	$1,205.0	$2,249.9	$(1,604.6)	$4,808.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$53.9	$210.8	$289.6	$—	$554.3
Accrued liabilities	11.2	169.7	157.8	—	338.7
Deferred income taxes	—	—	37.7	—	37.7
Current maturities of long-term debt	8.3	0.7	11.5	—	20.5

Total Current Liabilities	73.4	381.2	496.6	—	951.2
Long-term debt	2,001.7	2.3	563.5	—	2,567.5
Deferred income taxes	28.6	—	112.6	—	141.2
Accrued pension benefits	—	27.8	151.4	—	179.2
Accrued post-retirement benefits	—	50.3	7.2	—	57.5
Other long-term liabilities	9.1	13.0	44.3	—	66.4
Stockholder’s Equity	845.3	730.4	874.3	(1,604.6)	845.4

	$2,958.1	$1,205.0	$2,249.9	$(1,604.6)	$4,808.4

	For the three months ended March 31, 2007 (Successor)
	Aleris	Combined	Combined
	International,	guarantor	non-guarantor
	Inc.	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues	$35.6	$796.2	$880.7	$(113.4)	$1,599.1
Cost of sales	32.1	759.4	854.2	(113.4)	1,532.3

Gross profit	3.5	36.8	26.5	—	66.8
Selling, general and administrative expense	3.6	25.5	32.6	—	61.7
Restructuring and other charges	—	7.2	—	—	7.2
Losses (gains) on derivative financial instruments	5.6	(4.6)	(6.4)	—	(5.4)

Operating (loss) income	(5.7)	8.7	0.3	—	3.3
Interest expense	7.5	48.0	9.8	(9.5)	55.8
Other expense (income), net	0.7	(1.0)	(8.9)	9.5	0.3
Equity in net (earnings) loss of affiliates	38.6	0.8	—	(39.4)	—

(Loss) income before income taxes	(52.5)	(39.1)	(0.6)	39.4	(52.8)
Provision (benefit) for income taxes	0.6	(0.5)	—	—	0.1

(Loss) income before minority interest	(53.1)	(38.6)	(0.6)	39.4	(52.9)
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net (loss) income	$(53.1)	$(38.6)	$(0.8)	$39.4	$(53.1)

	For the three months ended March 31, 2006 (Predecessor)
	Aleris	Combined	Combined
	International,	guarantor	non-guarantor
	Inc.	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues	$38.2	$742.5	$175.9	$(109.0)	$847.6
Cost of sales	34.1	666.3	165.8	(109.0)	757.2

Gross profit	4.1	76.2	10.1	—	90.4
Selling, general and administrative expense	0.5	23.3	3.0	—	26.8
(Gains) losses on derivative financial instruments	—	2.2	1.9	—	4.1

Operating income	3.6	50.7	5.2	—	59.5
Interest expense	13.4	0.1	0.5	—	14.0
Other (income) expense, net	(0.6)	0.8	0.1	—	0.3
Equity in net (earnings) loss of affiliates	(34.2)	—	—	34.2	—

Income before income taxes	25.0	49.8	4.6	(34.2)	45.2
(Benefit from) provision for income taxes	(3.2)	18.3	1.7	—	16.8

Income (loss) before minority interest	28.2	31.5	2.9	(34.2)	28.4
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net income (loss)	$28.2	$31.5	$2.7	$(34.2)	$28.2

	For the three months ended March 31, 2007 (Successor)
	Aleris	Combined	Combined
	International,	guarantor	non-guarantor
	Inc.	subsidiaries	subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$39.1	$(45.9)	$9.6	$—	$2.8

Investing activities
Acquisition of Aleris International, Inc.	(7.4)	—	—	—	(7.4)
Payments for property, plant and equipment	(0.3)	(9.3)	(35.1)	—	(44.7)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Other	—	—	(0.1)	—	(0.1)

Net cash used by investing activities	(7.7)	(9.1)	(35.2)	—	(52.0)

Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	62.4	(0.1)	(54.6)	—	7.7
Decrease in restricted cash	—	0.1	—	—	0.1
Net transfers with subsidiaries	(96.4)	57.4	39.0	—	—

Net cash provided (used) by financing activities	(34.0)	57.4	(15.6)	—	7.8

Effect of exchange rate differences on cash and cash equivalents	—	—	1.2	—	1.2
Net (decrease) increase in cash and cash equivalents	(2.6)	2.4	(40.0)	—	(40.2)
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	—	126.1

Cash and cash equivalents at end of period	$0.8	$12.2	$72.9	$—	$85.9

	For the three months ended March 31, 2006 (Predecessor)
	Aleris	Combined	Combined
	International,	guarantor	non-guarantor
	Inc.	subsidiaries	subsidiaries	Eliminations	Consolidated
Net cash provided by (used) operating activities	$21.6	$21.9	$(8.1)	$—	$35.4

Investing activities:
Payments for property and equipment	(1.2)	(8.1)	(1.7)	—	(11.0)
Other	—	(0.1)	0.1	—	—

Net cash used by investing activities	(1.2)	(8.2)	(1.6)	—	(11.0)

Financing activities:
Net payments of long-term revolving credit facility	(30.7)	—	—	—	(30.7)
Proceeds from issuance of long-term debt	—	(0.1)	5.4	—	5.3
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Excess income tax benefits from exercise of stock options	1.4	—	—	—	1.4
Net transfers with subsidiaries	8.4	(14.4)	6.0	—	—
Other	—	0.3	(0.4)	—	(0.1)

Net cash provided by (used) financing activities	(20.0)	(14.2)	11.0	—	(23.2)

Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Net decrease in cash and cash equivalents	0.4	(0.5)	1.5	—	1.4
Cash and cash equivalents at beginning of period	0.4	(0.3)	6.7	—	6.8

Cash and cash equivalents at end of period	$0.8	$(0.8)	$8.2	$—	$8.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars and pounds in millions, except per pound data)
CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION
     The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere in this Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Our discussion of our financial condition and results of operations also include various forward-looking statements about our industry, the demand for our products and services, and our projected results. Statements contained in this Form 10-Q that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Form 10-Q and elsewhere are based on certain assumptions that we consider reasonable.
     The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:
•	The operations of Aleris, Corus Aluminum and the “2005 Acquisitions’ (acquisitions in 2005 of (i) ALSCO Holdings, Inc., (ii) Alumitech, Inc., (iii) Tomra Latasa Reciclagem and (iv) certain assets of Ormet Corporation) may not be integrated successfully.
•	If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

•	The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

•	Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

•	The loss of certain members of our management may have an adverse effect on our operating results.

•	In addition to our net loss for the three months ended March 31, 2007, we had substantial historical net losses prior to 2005, and any continuation of net losses in the future may reduce our ability to raise needed capital.

•	We may encounter issues under the Sarbanes-Oxley Act that require our management to provide a management report containing an assessment that our internal controls over financial reporting are ineffective.

•	We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

•	We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period.

•	If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened.

•	We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

•	We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

•	Our business requires substantial capital investments that we may be unable to fulfill.

•	We may not be able to compete successfully in the industry segments we serve and aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, lower our selling prices and reduce our sales volumes.

•	As a result of the acquisition of Corus Aluminum, a growing portion of our sales is expected to be derived from our international operations, which exposes us to certain risks inherent in doing business abroad.

•	Current environmental liabilities, as well as the cost of compliance with and liabilities under health and safety laws, could increase our operating costs, negatively impacting our financial condition and results of operations.

•	We could experience labor disputes that could disrupt our business.

•	We may have to take further charges to earnings if our goodwill or asset values are impaired.

•	Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

•	The terms of our 2006 Credit Facilities and the indentures governing our issued $600.0 senior notes (“Senior Notes”) and $400.0 senior subordinated notes (“Senior Subordinated Notes”) (Senior Notes and Senior Subordinated Notes collectively referred to as the “Notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
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
OVERVIEW
     On July 14, 2006 TPG formed Holdings and Merger Sub for purposes of acquiring us. On August 7, 2006, we entered into an Agreement and Plan of Merger with Holdings, pursuant to which each share of our common stock (other than shares held in treasury or owned by Holdings) would be converted into the right to receive $52.50 in cash. The Acquisition was completed on December 19, 2006 at which time TPG and certain members of our management made a cash contribution of $844.9 million and a non-cash contribution of $3.9 million to Holdings in exchange for 8,520,000 share of common stock of Holdings. The non-cash contribution consisted of shares of common stock held by management. Holdings contributed this amount to Merger Sub in exchange for Merger Sub issuing 900 shares of its common stock to Holdings. The cash contribution, along with the additional indebtedness jointly entered into by us and Merger Sub, was used to acquired all of our then outstanding common stock, including non-vested restricted stock, pay the holders of all outstanding stock options, refinance substantially all of our indebtedness and pay fees and expenses associated with the Acquisition.
     Immediately upon consummation of the Acquisition, the Merger Sub was merged with and into the Company. As the surviving corporation in the merger, we assumed, by operations of law, all of the rights and obligations of Merger Sub. Subsequent to the Acquisition, our common shares were delisted from the New York Stock Exchange. We continue to report with the SEC as a voluntary filer because the terms of the indentures governing our Notes require us to file all current, quarterly and annual filings with the SEC. Further, we expect to file a registration statement on Form S-4 in 2007 to register our Senior Notes and Senior Subordinated Notes thereby permitting holders of those securities to freely trade them.
     With the acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”) in August 2006, we are a global leader in aluminum rolled products and extrusions, aluminum recycling and specification alloy production. We are also a recycler of zinc and a leading U.S. manufacturer of zinc metal and value-added zinc products that include zinc oxide and zinc dust. We generate substantially all of our revenues from the manufacture and sale of these products.

     The Corus Aluminum acquisition increased the size and scope of our international operations substantially and, as a result, management re-aligned our reporting structure in the third quarter of 2006 into global business units that offer different types of metal products and services. Our reportable segments consist of global rolled and extruded products, global recycling and global zinc. Segment performance is measured utilizing segment income which includes gross profits, plant and business specific other expense (income), selling, general and administrative expense and realized gains and losses on derivative financial instruments. Corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and other charges, interest expense, interest and other income, amortization of capitalized debt issuance costs and provisions for income taxes are not allocated to individual segments.
     In the three months ended March 31, 2007, we generated revenues of $1.6 billion and segment income of $25.9 million compared to revenues of $847.6 million and segment income of $75.6 million in the three months ended March 31, 2006. Our segment operating results for the three months ended March 31, 2007 were impacted by both the acquisition of Aleris by TPG and our acquisition of Corus Aluminum. The acquired operations of Corus Aluminum generated revenues of $647.1 million in the three months ended March 31, 2007 and contributed a segment loss of $14.5 million. The acquisition by TPG required that all of our assets and liabilities be adjusted to fair value through purchase accounting. These adjustments resulted in an increase in the value of the acquired inventory of approximately $58.0 million. As substantially all of the acquired inventory was sold during the three months ended March 31, 2007, we included approximately $55.2 million of this write-up in cost of sales, significantly reducing our segment operating results. In addition, the application of purchase accounting rules prohibited us from reflecting $11.5 million of economic benefits associated with settled derivative financial instruments in segment income.
     Our continued focus on achieving cost reductions from the implementation of companywide productivity initiatives and synergies from the Corus Aluminum acquisition led to the realization of cost reductions totaling approximately $25.0 million in the three months ended March 31, 2007, $12.0 million of which were attributable to the Corus Aluminum acquisition.
     However, the positive impact of these cost savings was more than offset by lower volumes and material margins in our North American rolled products operations which reduced segment income by an estimated $24.3 million and lower volumes in our zinc operations which reduced segment income by an estimated $3.6 million. Higher volumes and improved pricing in our global recycling segment were more than offset by tighter scrap spreads.
     Further impacting our operating results in the three months ended March 31, 2007 was interest expense of $55.8 million compared to $14.0 million in the three months ended March 31, 2006. The increased interest expense reflects the increased indebtedness resulting from the acquisition of Corus Aluminum and the Acquisition.

     The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2007 and 2006. The 2007 period reflects the change in the basis of accounting necessitated by the Acquisition and is referred to as the “Successor Period” throughout this Form 10-Q while the 2006 period is referred to as the “Predecessor Period.”

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended	Percent
	March 31, 2007	March 31, 2006	change
	(in millions, except percentages)
Revenues	$1,599.1	$847.6	89%
Cost of sales	1,532.3	757.2	102

Gross profit	66.8	90.4	(26)
Gross profit as a percentage of revenues	4.2%	10.7%
Selling, general and administrative expense	61.7	26.8	130
Restructuring and other charges	7.2	—	100
(Gains) losses on derivative financial instruments	(5.4)	4.1	*

Operating income	3.3	59.5	(94)
Interest expense	55.8	14.0	299
Interest income	(1.4)	(0.2)	600
Other expense, net	1.7	0.5	240

(Loss) income before provision for income taxes and minority interests	(52.8)	45.2	*
Provision for income taxes	0.1	16.8	*

(Loss) income before minority interests	(52.9)	28.4	*
Minority interests, net of provision for income taxes	0.2	0.2	—

Net (loss) income	$(53.1)	$28.2	* %

Total segment income	$25.9	$75.6
Corporate general and administrative expenses	(18.1)	(15.4)
Restructuring and other charges	(7.2)	—
Interest expense	(55.8)	(14.0)
Unrealized gains (losses) on derivative financial instruments	0.9	(0.8)
Unallocated interest and other income (expense), net	1.5	(0.2)

(Loss) income before provision for income taxes and minority interests	$(52.8)	$45.2

*	Result not meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
Revenues
     The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended	Percent
	March 31, 2007	March 31, 2006	change
	(in millions, except percentages)
Revenues:
Global rolled and extruded products	$1,063.6	$412.5	158%
Global recycling	424.1	345.6	23
Global zinc	142.6	96.9	47
Intersegment revenues	(31.2)	(7.4)	(322)

Consolidated revenues	$1,599.1	$847.6	89%

Pounds shipped:
Global rolled and extruded products	552.0	274.9	101%
Global recycling	789.0	730.3	8%
Global zinc	87.0	102.8	(15)

Total pounds shipped	1,428.0	1,108.0	29%

     Consolidated revenues for the three months ended March 31, 2007 increased $751.5 million compared to the three months ended March 31, 2006. The acquired operations of Corus Aluminum accounted for $647.1million of this increase. Excluding the impact of Corus Aluminum, global rolled and extruded products revenues increased $4.0 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 as the impact of higher average primary aluminum prices was substantially offset by lower shipment levels. Global recycling segment revenues increased $78.5 million in the three months ended March 31, 2007 compared to the prior year period due to higher average aluminum prices and higher shipment levels. Global zinc revenues increased $45.7 million in the first quarter of 2007 as compared to the first quarter of 2006 as higher average primary zinc prices more than offset a 15% reduction in shipments.
Global Rolled and Extruded Products Revenues
     Global rolled and extruded products revenues for the three months ended March 31, 2007 increased $651.1 million compared to the three months ended March 31, 2006. The increase in revenues resulted primarily from the acquisition of Corus Aluminum, which generated revenues of $647.1 million in the three months ended March 31, 2007. Further, an 18% increase in the average price of primary aluminum included in our invoiced prices in the first quarter of 2007 as compared to the first quarter of 2006 increased revenues by an estimated $51.7 million. Shipment levels in the three months ended March 31, 2007, excluding the impact of Corus Aluminum, decreased by 12% which decreased revenues by an estimated $43.9 million. The reduction in shipments was due to reduced demand in the North American housing market and across most other industry segments served by our North American operations. Despite the lower demand, rolling margins remained comparable to 2006 levels through the first quarter of 2007.
Global Recycling Revenues
     Global recycling revenues increased $78.5 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily as a result of higher aluminum prices which increased revenues by approximately $47.5 million. Shipment levels increased by 8% in the three months ended March 31, 2007 compared to the prior year period, resulting in a $26.8 million increase in revenues. The increase in shipment levels was principally due to strong European industrial activity year over year.
Global Zinc Revenues
     Global zinc revenues increased $45.7 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 driven by an approximate 79% increase in the average LME price of zinc which increased revenues an estimated $75.7 million. Partially offsetting this increase was a 15% reduction in shipments due to weak demand for zinc from our tire and rubber customers and our decision to exit lower margin business. This volume reduction decreased revenues by an estimated $26.4 million.
Segment Income and Gross Profit

	(Successor)	(Predecessor)
	For the three	For the three
	months ended	months ended	Percent
	March 31, 2007	March 31, 2006	change
	(in millions, except percentages)
Segment income (loss):
Global rolled and extruded products	$10.8	$42.4	(75)%
Global recycling	15.7	18.1	(13)
Global zinc	(0.6)	15.1	*

Total segment income (loss)	$25.9	$75.6	(66)%
Items not included in gross profit:
Segment selling, general and administrative expense	$43.6	$11.4	282%
Realized (gains) losses on derivative financial instruments	(4.5)	3.3	*
Other expense, net	1.8	0.1	*

Gross profit	$66.8	$90.4	(26)%

*	Result not meaningful.
Global Rolled and Extruded Products Segment Income
     Global rolled and extruded products segment income for the three months ended March 31, 2007 decreased $31.6 million compared to the three months ended March 31, 2006. This net decrease was primarily due to the following:
•	$39.0 million of additional cost of sales recognized during the first quarter of 2007 as a result of the application of purchase accounting rules under U.S. generally accepted accounting principles. The rules effectively eliminate the profit associated with acquired work-in-process and finished goods inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. Further, approximately $13.2 million of economic benefits associated with settled derivative financial instruments were not included within segment income as a result of the Acquisition;

•	The acquired operations of Corus Aluminum which generated segment loss of $14.5 million in the three months ended March 31, 2007, including approximately $44.1 million of the higher costs associated with the impacts of purchase accounting discussed above;

•	Lower volumes, excluding the impact of Corus Aluminum, during the first quarter of 2007 compared to the prior year period which reduced segment income by approximately $7.9 million;

•	Lower material margins, excluding Corus Aluminum, resulting from lower year over year benefits from the FIFO impact of rising primary aluminum prices reduced segment income by an estimated $16.4 million; and

•	Productivity improvements and cost reductions resulting from the implementation of six sigma initiatives increased segment income by approximately $8.4 million in addition to the $12.0 million of benefits realized by the acquired operations of Corus Aluminum.
Global Recycling Segment Income
     Global recycling segment income in the three months ended March 31, 2007 decreased by $2.4 million compared to the same period in 2006 primarily due to $3.6 million of higher costs associated with purchase accounting. These costs were offset by cost savings related to productivity initiatives which resulted in an estimated $4.6 million increase in segment income in 2007. While the segment experienced higher volumes and slightly higher pricing in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, tighter scrap spreads and higher operating costs more than offset the impact of these increases.

Global Zinc Segment Income
     Global zinc segment income decreased by $15.7 million in the three months ended March 31, 2007 compared to the same period in 2006. This decrease is primarily attributable to the impact of purchase accounting adjustments which resulted in $10.8 million in higher costs. Lower volumes also reduced segment income by $3.6 million.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative expenses (“SG&A”) increased $34.9 million in the three months ended March 31, 2007 as compared to the prior year period. Corporate SG&A expense increased $2.7 million primarily due to sponsor management fees of $2.3 million while segment SG&A expense increased $32.2 million as a result of the acquisition of Corus Aluminum. As a percentage of revenues, consolidated SG&A expense increased from 3.2% in the three months ended March 31, 2006 to 3.9% in the three months ended March 31, 2007, which is consistent with the three months ended December 31, 2006.
Restructuring and Other Charges
     During the three months ended March 31, 2007, we incurred $7.2 million of costs primarily related to a potential acquisition that was not consummated.
(Gains) Losses on Derivative Financial Instruments
     Amounts recorded within “(Gains) losses on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges. During the three months ended March 31, 2007 we recorded net realized and unrealized gains of $4.4 million and $1.0 million on our metal and currency derivative financial instruments, respectively. During the three months ended March 31, 2006 we recorded net realized and unrealized losses of $4.1 on our metal derivative financial instruments.
Interest Expense
     Interest expense in the three months ended March 31, 2007 increased $41.8 million from the comparable period of 2006. The increase resulted from higher levels of debt outstanding as a result of the acquisition of Corus Aluminum and the Acquisition.
Provision for Income Taxes
     Our effective tax rate was 1.2% and 36.8% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate for the three months ended March 31, 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.
     We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the state income tax valuation allowance will result in a reduction in the otherwise determinable income tax expense, and any reversal of the international valuation allowance will result in a reduction of goodwill and other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
     We expect to finance our operations and capital expenditures from internally generated cash and amounts available under our credit facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of cash on hand, funds from long-term borrowings and equity issuances. The Acquisition has significantly increased our level of indebtedness. Our ability to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, a combination of cash on hand, internally generated funds and borrowings available to us will be adequate to fund our current level of operational needs and to make required payments of principal and interest on our debt for the foreseeable future.
Cash Flows from Operations
     Cash flows generated from our operating activities were $2.8 million in the three months ended March 31, 2007 and $35.4 million in the three months ended March 31, 2006. Cash flows from operations in the three months ended March 31, 2007 were impacted by higher cash interest expense and higher accounts receivable balances primarily due to a $135.3 million increase in revenues during the month of March 2007 as compared to December 2006. The $36.4 million increase in accounts payable and accrued expenses resulted primarily from the rising price of primary aluminum and higher accruals for interest payments to be made in the second quarter of 2007 partially offset by incentive compensation payments. The impact of rising metal prices on inventory was offset by reduced volumes at March 31, 2007 as compared to December 31, 2006.
Cash Flows from Investing Activities
     Cash flows from investing activities primarily reflect capital expenditures of $44.7 million in the three months ended March 31, 2007 and increased from the prior year period as a result of the acquisition of Corus Aluminum. Capital expenditures in 2007 relate primarily to expansions at our rolling mills in Duffel, Belgium, Koblenz, Germany, Lewisport, Kentucky and Uhrichsville, Ohio. Cash flows from investing activities for the three months ended March 31, 2007 also reflect the payment of $7.4 million for share units in connection with the Acquisition.
     Overall capital expenditures for 2007 are expected to be approximately $175.0 million.
Cash Flows from Financing Activities
     Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash provided by our financing activities was $7.8 for the three months ended March 31, 2007, compared to $23.2 million of cash used by financing activities for the three months ended March 31, 2006.
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
     Our EBITDA calculations represent net income, before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our ABL Facility and our Term Loan Facility. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below may be different than EBITDA as defined under the indentures for the senior notes, senior subordinated notes and the credit agreements for our credit facilities.

     Our reconciliation of EBITDA to net income and net cash from operating activities is as follows:

	Successor	Predecessor
	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
	(in millions)
EBITDA	$41.7	$74.7
Interest expense	(55.8)	(14.0)
Interest income	1.4	0.2
Provision for income taxes	(0.1)	(16.8)
Depreciation and amortization	(40.1)	(15.7)
Minority interest, net of provision for income taxes	(0.2)	(0.2)

Net (loss) income	$(53.1)	$28.2
Depreciation and amortization	40.1	15.7
(Benefit from) provision for deferred income taxes	(0.7)	5.4
Non-cash charges related to step-up in carrying value of inventory	55.2	—
Excess income tax benefits from exercise of stock options	—	(1.4)
Restructuring and other charges:
Charges	7.2	—
Payments	(6.1)	(0.3)
Stock-based compensation expense	0.7	1.8
Unrealized (gains) losses on derivative financial instruments	(0.9)	0.8
Other non-cash charges	3.0	1.4
Net change in working capital	(42.6)	(16.2)

Cash provided by operating activities	$2.8	$35.4

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
     A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no significant change to our critical accounting policies or estimates during the three months ended March 31, 2007.
NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation on January 1, 2006. The adoption did not impact our consolidated financial position, results of operations or cash flows.
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
Commodity Price Risk
     Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into forwards, futures and options contracts. For accounting purposes, we do not consider our aluminum derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results. Our zinc derivative instruments have historically been accounted for as hedges, and as a result, unrealized gains and losses related to the effective portions of these hedges were recorded in “Accumulated other comprehensive  income” within our consolidated balance sheet until the underlying transaction impacted earnings. Subsequent to the Acquisition, we no longer account for our zinc derivatives as hedges and all future changes in fair value will be recorded immediately in our consolidated statement of operations.
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
     Global rolled and extruded products segment income included realized gains of $3.0 million and $0.2 million in the three months ended March 31, 2007 and 2006, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $12.5 million on derivatives that settled in the three months ended March 31, 2007. These rules will continue to impact our reported segment results in future periods.
     From time-to-time, the global recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments.
     For the three months ended March 31, 2007 and 2006, our global recycling segment income included realized losses of $1.2 million and $3.5 million, respectively, for settled metal derivative financial instruments.
Zinc Hedging
     In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. In 2007, we also entered into price collars and swaps designed to protect a portion of our forecasted zinc sales from changes in the LME price of zinc. These derivative financial instruments, while reducing the risk associated with declining zinc prices, will limit our ability to benefit if zinc prices were to increase.
     Subsequent to the Acquisition, changes in the fair value of zinc derivative financial instruments are included with “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.
     In the three months ended March 31, 2007 and 2006, our zinc segment’s income included realized gains of $3.1 million and $0.3 million, respectively, due to settled zinc metal hedging contracts.

Natural Gas Hedging
     Natural gas is the principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in “Cost of sales” in the same period as the underlying gas purchases. Gains on the settlement of these contracts totaled $1.5 million and $1.6 million in the three months ended March 31, 2007 and 2006, respectively. In addition, as with the aluminum derivatives outstanding as of the Acquisition date, purchase accounting rules have resulted in our segment results for the three months ended March 31, 2007 not including economic losses totaling $2.7 million associated with natural gas hedges that settled during the period. These rules will not have a material impact on our segment results in future periods.
Financial Risk
Currency
     We are exposed to fluctuations in currencies as certain of the purchases and sales entered into by our global rolled and extruded products operations are denominated in currencies other than their functional currencies. We have assumed and entered into currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. The currency forward contracts are not accounted for as hedges and, as a result, the changes in their fair value are recorded immediately in the consolidated statement of operations. However, as with the commodity derivatives, our measurement of segment performance only includes gains and losses associated with settled currency derivatives.
     We recorded realized losses of $0.5 million in the three months ended March 31, 2007. The application of purchase accounting prohibited us from recording $2.2 million of cash flow gains on settled currency hedges during the three months ended March 31, 2007. These rules will continue to impact our reported segment income in future periods.
Interest Rates
     A substantial amount of our indebtedness bears interest at variable rates. In order to reduce the impact of fluctuations in these variable interest rates we entered into an interest rate swap to fix the base interest rate on $700.0 million of our variable rate debt during the three months ended March 31, 2007. Under the terms of the swap agreement, we will receive interest based upon LIBOR and pay a base rate of 4.93%. Changes in the fair value of the interest rate swaps will be included within “Accumulated other comprehensive income” in the consolidated balance sheet.
Fair Values and Sensitivity Analysis
     The following table shows the fair values of outstanding derivative contracts at March 31, 2007 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2007:

		Impact of
		10% adverse
Derivative	Fair value	price change
	(in millions)
Aluminum net contracts	$79.3	$(19.6)
Zinc net contracts	(0.4)	(3.9)
Natural gas	1.5	(0.6)
Currency	10.9	(36.6)
Interest rate swap	(1.1)	(7.2)
     The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note K of our consolidated financial statements included elsewhere in this quarterly report.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of March 31, 2007, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of March 31, 2007 and based on that evaluation of Aleris’s disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this report, Aleris’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Aleris in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     During the first quarter of 2007, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2007 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Corus Aluminum, which was acquired during the year ended December 31, 2006, from the scope of its assessment of internal control over financial reporting as of December 31, 2006 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004).
Changes in Internal Control over Financial Reporting
     There have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

ITEM 6. EXHIBITS

Number	Description
12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.
(Registrant)

/s/ Robert R. Holian

	Name:	Robert R. Holian
	Title:	Senior Vice President
Controller and Chief Accounting Officer

Date: May 15, 2007

EXHIBIT INDEX

Number	Exhibit Title
12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.