Form 10-Q
period 2007-06-30
Aleris International, Inc.
filed 2007-08-14
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	(Successor)
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$74.8	$126.1
Accounts receivable (net of allowance of $9.2 and $9.9 at June 30, 2007 and December 31, 2006, respectively)	820.2	692.5
Inventories	936.6	1,023.6
Deferred income taxes	4.8	34.6
Prepaid expenses	25.6	20.6
Derivative financial instruments	75.1	77.5
Other current assets	30.1	18.3

Total Current Assets	1,967.2	1,993.2
Property, plant and equipment, net	1,270.6	1,223.1
Goodwill	1,442.2	1,362.4
Intangible assets, net	79.5	84.1
Derivative financial instruments	61.8	48.5
Deferred income taxes	8.1	8.1
Other assets	86.6	89.0

	$4,916.0	$4,808.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$672.9	$554.3
Accrued liabilities	322.4	338.7
Deferred income taxes	37.7	37.7
Current maturities of long-term debt	18.0	20.5

Total Current Liabilities	1,051.0	951.2
Long-term debt	2,572.7	2,567.5
Deferred income taxes	135.5	141.2
Accrued pension benefits	179.6	179.2
Accrued postretirement benefits	57.3	57.5
Other long-term liabilities	69.1	66.4
Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued at June 30 2007 and December 31, 2006, respectively	—	—
Common stock; par value $.01; 900 shares authorized and issued at June 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	850.5	848.8
Retained deficit	(21.6)	(3.4)
Accumulated other comprehensive income	21.9	—

Total Stockholder’s Equity	850.8	845.4

	$4,916.0	$4,808.4

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions)

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Revenues	$1,616.1	$1,012.8	$3,215.2	$1,860.4
Cost of sales	1,495.6	890.1	3,027.9	1,647.3

Gross profit	120.5	122.7	187.3	213.1
Selling, general and administrative expense	58.6	29.7	120.3	56.5
Restructuring and other charges (credits)	1.7	(0.3)	8.9	(0.3)
Gains on derivative financial instruments	(29.9)	(9.3)	(35.3)	(5.2)

Operating income	90.1	102.6	93.4	162.1
Interest expense	54.7	13.7	110.5	27.7
Interest income	(0.8)	(0.4)	(2.2)	(0.6)
Other expense, net	5.6	0.8	7.3	1.3

Income (loss) before provision for income taxes and minority interests	30.6	88.5	(22.2)	133.7
(Benefit from) provision for income taxes	(4.5)	32.9	(4.4)	49.7

Income (loss) before minority interests	35.1	55.6	(17.8)	84.0
Minority interests, net of provision for income taxes	0.2	0.2	0.4	0.4

Net income (loss)	$34.9	$55.4	$(18.2)	$83.6

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	(Successor)	(Predecessor)
	For the six months ended June 30
	2007	2006
Operating activities
Net (loss) income	$(18.2)	$83.6
Depreciation and amortization	82.3	31.7
(Benefit from) provision for deferred income taxes	(5.8)	13.0
Excess income tax benefits from exercise of stock options	—	(3.0)
Restructuring and other charges (credits):
Charges (credits)	8.9	(0.3)
Payments	(9.2)	(3.7)
Stock-based compensation expense	1.8	4.5
Unrealized gains on derivative financial instruments	(47.6)	(17.2)
Charges related to step up in carrying value of inventory	55.6	—
Other non-cash charges	5.4	3.7
Changes in operating assets and liabilities:
Accounts receivable	(104.5)	(161.8)
Inventories	64.5	(42.8)
Other assets	(1.5)	(0.7)
Accounts payable and accrued liabilities	68.9	159.6

Net cash provided by operating activities	100.6	66.6
Investing activities
Acquisition of Aleris International, Inc.	(11.5)	—
Purchase of business, net of cash acquired.	(38.2)	—
Payments for property, plant and equipment	(92.2)	(25.8)
Proceeds from sale of property, plant and equipment	0.4	—
Other	(0.6)	(1.0)

Net cash used by investing activities	(142.1)	(26.8)
Financing activities
Net payments on long-term revolving credit facilities	(9.4)	(24.8)
Payments on long-term debt	(3.1)	(2.2)
Decrease in restricted cash	0.2	—
Proceeds from exercise of stock options	—	1.2
Excess income tax benefits from exercise of stock options	—	3.0
Repurchase of common stock for treasury	—	(2.6)
Other	(0.3)	(0.4)

Net cash used by financing activities	(12.6)	(25.8)
Effect of exchange rate differences on cash and cash equivalents	2.8	(0.9)

Net (decrease) increase in cash and cash equivalents	(51.3)	13.1
Cash and cash equivalents at beginning of period	126.1	6.8

Cash and cash equivalents at end of period	$74.8	$19.9

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2007

(amounts in millions, except share and per share data)

NOTE A – BASIS OF PRESENTATION

On July 14, 2006, Texas Pacific Group (“TPG”) formed Aurora Acquisition Holdings, Inc. (“Holdings”) and Aurora Acquisition Merger Sub, Inc. (“Merger Sub”), for purposes of acquiring Aleris International, Inc. (“we,” “our” or the “Company”). On August 7, 2006, we entered into an Agreement and Plan of Merger with Holdings, pursuant to which each share of our common stock (other than shares held in treasury or owned by Holdings) would be converted into the right to receive $52.50 in cash, subject to stockholder approval. The acquisition of the Company (the “Acquisition”) was completed on December 19, 2006 at which time TPG and certain members of our management made a cash contribution of $844.9 and a non-cash contribution of $3.9 to Holdings in exchange for 8,520,000 shares of Holdings stock. The non-cash contribution consisted of shares of common stock held by management. Holdings contributed this amount to Merger Sub in exchange for Merger Sub issuing 900 shares of its common stock to Holdings. The cash contribution, along with the additional indebtedness jointly entered into by us and Merger Sub, was used to acquire and retire all of our then outstanding common stock, redeem all stock options and non-vested stock, refinance substantially all of our indebtedness and to pay fees and expenses associated with the Acquisition. Immediately upon consummation of the Acquisition, Merger Sub was merged with and into the Company. As the surviving corporation in the merger, we assumed, by operation of law, all of the rights and obligations of Merger Sub.

The Acquisition was recorded as of December 19, 2006. The accompanying consolidated financial statements as of December 31, 2006 and for the three and six months ended June 30, 2007 (the “Successor” period) include the preliminary application of purchase accounting and the establishment of a new basis of accounting necessitated by the Acquisition. The accompanying financial statements for the three and six months ended June 30, 2006 (the “Predecessor” period) do not reflect this new basis of accounting.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B – INVENTORIES

The components of inventories are:

	(Successor)
	June 30, 2007	December 31, 2006
Finished goods	$298.1	$344.4
Raw materials	298.8	369.3
Work in process	289.7	270.7
Supplies	50.0	39.2

	$936.6	$1,023.6

At December 31, 2006, consolidated inventories included approximately $58.0 associated with the write-up of acquired inventory to fair value in connection with the Acquisition. Substantially all of this write-up was included within “Cost of Sales” in the consolidated statement of operations for the six months ended June 30, 2007.

NOTE C – GOODWILL

The following table details the changes in the carrying amount of goodwill for the six months ended June 30, 2007.

	Unallocated goodwill	Global rolled products	Total
Balance at December 31, 2006	$1,362.4	$—	$1,362.4
Acquisitions	—	2.9	2.9
Purchase price allocation adjustments	73.2	—	73.2
Currency translation adjustments	3.7	—	3.7

Balance at June 30, 2007	$1,439.3	$2.9	$1,442.2

During the six months ended June 30, 2007 we recorded adjustments to the preliminary purchase price allocation associated with the Acquisition to increase the estimated purchase price to be paid for our acquisition of the downstream aluminum business of Corus Group plc (“Corus Aluminum”), to finalize the adjustment necessary to state the acquired inventories to their fair value, to record certain liabilities assumed, and to record deferred income taxes related to purchase price allocation adjustments.

The purchase price allocation associated with the Acquisition remains preliminary and subject to the completion of valuations of the acquired tangible and intangible long-lived assets, the finalization of our restructuring activities and the determination of deferred income taxes. In addition, the purchase price paid to acquire Corus Aluminum in August 2006 remains subject to the finalization of an adjustment that is based upon the working capital delivered and the net debt assumed. During the three months ended June 30, 2007, we increased our estimate of the amount to be paid by us to Corus Group plc by $29.7, recording the offsetting amount to goodwill. As of June 30, 2007, we have accrued an estimated purchase price adjustment of $94.7 within “Accrued liabilities” in the consolidated balance sheet. Any change in this estimate will result in an additional adjustment to goodwill.

The purchase price allocation is expected to be completed in 2007 and may result in significant changes to the long-lived assets included in our consolidated balance sheet as of June 30, 2007 and to the amount of depreciation and amortization expense associated with these long-lived assets. Upon finalization of the purchase price allocation, goodwill will be allocated to our reporting units and presented within our reportable segments, and depreciation and amortization expense will be adjusted to reflect the new basis and useful lives associated with these assets.

In addition, we acquired the assets of EKCO Products during the second quarter of 2007 for a cash purchase price of $38.2, including acquisition related expenses. The preliminary purchase price allocation resulted in $2.9 of goodwill which has been included within the global rolled and extruded products segment. The purchase price allocation is subject to the finalization of appraisals of the acquired tangible and intangible assets.

NOTE D – LONG-TERM DEBT

Our long-term debt is summarized as follows:

	(Successor)
	June 30, 2007	December 31, 2006
Revolving Credit Facility	$327.5	$328.6
Term Loan Facility	1,232.0	1,225.0
9% Senior Notes, due December 15, 2014	600.0	600.0
10% Senior Subordinated Notes, due December 15, 2016	400.0	400.0
7.65% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1996 Series, due May 1, 2016, net	5.7	5.7
7.45% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1997 Series, due May 1, 2022	4.6	4.6
6.00% Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-1998 Series, due May 1, 2023	4.1	4.1
Morgantown, Kentucky Solid Waste Disposal Facilities Revenue Bonds-2004 Series, due October 1, 2027 bearing interest at 3.86% at June 30, 2007	5.0	5.0
Other	11.8	15.0

Subtotal	2,590.7	2,588.0
Less current maturities	18.0	20.5

Total	$2,572.7	$2,567.5

On December 19, 2006, in conjunction with the Acquisition, we amended and restated the $750.0 revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum (the “Revolving Credit Facility”) to, in part, increase the maximum borrowings by $100.0, subject to lender approval. In addition, we amended and restated the term loan facility entered into on August 1, 2006 to increase the maximum borrowings to $825.0 and €303.0 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “2006 Credit Facilities”). We also issued $600.0 of senior notes (the “Senior Notes”) and $400.0 of senior subordinated notes (the “Senior Subordinated Notes”). We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the Acquisition. We incurred $86.1 of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.

Revolving Credit Facility

Our Revolving Credit Facility provides senior secured financing of up to $750.0. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of June 30, 2007, we estimate that our borrowing base would have supported borrowings of $750.0, the maximum amount under the terms of the Revolving Credit Facility. After giving effect to the $327.5 of outstanding borrowings as well as outstanding letters of credit of $23.4, we had $399.1 available for borrowing as of June 30, 2007.

The weighted average interest rate under the Revolving Credit Facility as of June 30, 2007 was 6.9%.

There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

Term Loan Facility

Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. We have borrowed the maximum amount under this Term Loan Facility as of June 30, 2007. On March 16, 2007, the Company entered into a First Amendment (the “First Amendment”) to the Term Loan Agreement, pursuant to which, the pricing grid for loans under the Term Loan Agreement has been reduced by 37.5 basis points. In addition, the First Amendment provides that in the case of certain future repricing transactions, the Company will pay the existing lenders under the Term Loan Agreement a fee equal to 1% of the aggregate principal amount of all loans prepaid, converted or outstanding in the repricing transaction.

At June 30, 2007, the weighted average interest rate for borrowings under the Term Loan Facility was 6.9%.

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

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (“PIK Interest”) or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest. Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the Senior Notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007 with a Cash Interest payment.

Senior Subordinated Notes

On December 19, 2006, Merger Sub issued $400.0 aggregate original principal amount of 10.0% Senior Subordinated Notes under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007.

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

Our reserves for environmental remediation liabilities totaled $14.7 and $15.0 at June 30, 2007 and December 31, 2006, respectively, and have been classified as “Other long-term liabilities” in the consolidated balance sheet.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At June 30, 2007 and December 31, 2006, our total asset retirement obligations for our landfills were $11.9 and $12.0, respectively.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE F – COMPREHENSIVE (LOSS) INCOME

The following table presents the components of comprehensive (loss) income for the three and six months ended June 30, 2007 and 2006.

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Net income (loss)	$34.9	$55.4	$(18.2)	$83.6
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustments	13.3	2.6	21.7	6.3
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(0.1)	(5.6)	(1.8)	(18.7)
Net amount reclassified to income	0.6	1.6	2.1	(1.5)
Income tax effect	(0.2)	1.5	(0.1)	7.7

Net unrealized gains (losses) on derivative financial instruments	0.3	(2.5)	0.2	(12.5)

Comprehensive income	$48.5	$55.5	$3.7	$77.4

See Note K for further information relating to our derivative financial instruments.

NOTE G – SEGMENT REPORTING

The acquisition of Corus Aluminum increased the size and scope of our international operations substantially and, as a result, we re-aligned our reporting structure into global business units that offer different types of metal products and services. Our operating segments consist of global rolled and extruded products, global recycling, global specification alloy, and global zinc. As a result, the former international segment is now included within the global recycling and global specification alloy segments. The Predecessor Periods have been restated to reflect this change.

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

Measurement of Segment Profit or Loss and Segment Assets

Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, unrealized losses (gains) on derivative financial instruments and corporate general and administrative costs, including depreciation of corporate assets. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets recorded at corporate are not allocated to the reportable segments. In addition, as discussed in Note C, we have not allocated goodwill associated with the Acquisition to the reportable segments as of June 30, 2007 as the allocation of the purchase price paid for the Acquisition has not been finalized.

Reportable Segment Information

The following table shows our segment assets as of June 30, 2007 and December 31, 2006:

	(Successor)
	June 30, 2007	December 31, 2006
Assets:
Global rolled and extruded products	$2,516.6	$2,480.7
Global recycling	562.5	597.8
Global zinc	166.2	184.4
Other unallocated assets	1,670.7	1,545.5

Total assets	$4,916.0	$4,808.4

The following table shows our revenues and segment income for the three months ended June 30, 2007 and 2006:

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Revenues:
Global rolled and extruded products	$1,089.9	$477.8	$2,153.5	$890.3
Global recycling	417.9	389.0	842.0	734.6
Global zinc	148.0	151.7	290.6	248.6
Intersegment revenues	(39.7)	(5.7)	(70.9)	(13.1)

Total revenues	$1,616.1	$1,012.8	$3,215.2	$1,860.4

Segment income:
Global rolled and extruded products	$27.5	$52.4	$38.3	$94.8
Global recycling	25.2	30.2	40.9	48.3
Global zinc	7.1	19.8	6.5	34.9

Total segment income	$59.8	$102.4	$85.7	$178.0

Unallocated amounts:
Corporate general and administrative expenses	$(19.0)	$(19.8)	$(37.1)	$(35.2)
Restructuring and other (charges) credits	(1.7)	0.3	(8.9)	0.3
Interest expense	(54.7)	(13.7)	(110.5)	(27.7)
Unrealized gains on derivative financial instruments	46.7	18.0	47.6	17.2
Interest and other income, net	(0.5)	1.3	1.0	1.1

Income (loss) before provision for income taxes and minority interests	$30.6	$88.5	$(22.2)	$133.7

NOTE H – STOCK-BASED COMPENSATION

Successor Stock-Based Compensation Plan

In February 2007 the Board of Directors of Holdings approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. During the six months ended June 30, 2007, Holdings granted 663,766 stock options to certain members of the Company’s senior management. The options have a weighted average exercise price of $100.98 and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG’s investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.

During the three and six months ended June 30, 2007, we recorded $1.1 and $1.8, respectively, of compensation expense associated with these options. We have recorded the expense under the push down accounting provisions of SEC Staff Accounting Bulletin No. 107. The weighted-average fair value of the time and event-based options was approximately $51.38 and $36.18 per option, respectively. At June 30, 2007, there was $18.7 of compensation expense that will be expensed over the next five years and $9.6 of compensation expense that will be expensed upon the occurrence of the liquidity event.

The Company used the Monte Carlo Simulation method to estimate the fair value of the stock options granted in 2007. Under this method, the estimate of fair value is affected by the assumptions included in the following table, certain of which are highly complex and subjective. Expected equity volatility was determined based upon historical stock prices of our peer companies. The expected term of the event-based options granted was determined based upon a range of estimates regarding of the timing of a liquidity event. The following table summarizes the significant assumption used to determine the fair value of the stock options granted during the six months ended June 30, 2007:

Expected timing of liquidity event in years	2-7
Weighted average expected option life in years	4.6
Risk-free interest rate	4.8%
Equity volatility factor	65.8%
Dividend yield	0.0%

Predecessor Stock-Based Compensation Plan

As of December 31, 2006, 185,017 share units which were granted prior to the Acquisition remained outstanding. During the six months ended June 30, 2007, the Company paid $11.5 to holders of these share units. The payments have been classified as “Investing activities” in the consolidated statement of cash flows.

NOTE I — INCOME TAXES

Our effective tax rate was (17.2)% and 36.9% for the three months ended June 30, 2007 and 2006, respectively and 25.5% and 36.9% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007 represents our current estimate of our annual effective tax rate and differs from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the valuation allowances will be recorded against goodwill, other identifiable intangible assets or income tax expense.

We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. As of the date of adoption, we had $1.9 of unrecognized tax benefits, all of which would be recorded against goodwill and other identifiable intangible assets. As of June 30, 2007, we have $2.7 of unrecognized tax benefits. The incremental $0.8 of unrecognized benefit will impact our effective rate if recognized.

We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the consolidated statement of operations. As of June 30, 2007, we had approximately $0.1 of accrued interest related to uncertain tax positions.

The 2001 through 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of the first quarter of 2008. The Internal Revenue Service is currently examining the Aleris 2004 U.S. Federal income tax return. After completion of the 2004 examination, it is expected that the Internal Revenue Service will also exam the 2005 and 2006 U.S. Federal income tax returns.

NOTE J — EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Components of the net periodic benefit expense for the three and six months ended June 30, 2007 and 2006 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended June 30		For the six months ended June 30		For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$0.7	$0.9	$1.3	$1.8	$1.5	$0.2	$2.7	$0.3
Interest cost	1.8	1.8	3.7	3.5	3.1	0.2	6.0	0.5
Amortization of net loss	—	—	—	—	—	0.1	—	0.2
Expected return on plan assets	(2.2)	(1.9)	(4.4)	(3.8)	(1.9)	—	(3.7)	—

Net periodic benefit cost	$0.3	$0.8	$0.6	$1.5	$2.7	$0.5	$5.0	$1.0

Other Postretirement Benefit Plans

The components of net postretirement benefit expense for the three and six months ended June 30, 2007 and 2006 are as follows:

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Service cost	$0.2	$0.3	$0.5	$0.5
Interest cost	0.8	0.7	1.6	1.4

Net periodic benefit cost	$1.0	$1.0	$2.1	$1.9

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes, and certain currency and interest rate exposures. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as “Derivative financial instruments” and “Other current liabilities.” The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of June 30, 2007 and December 31, 2006 are as follows:

	(Successor)
	June 30, 2007		December 31, 2006
	Fair value	Deferred gains (losses), net of tax	Fair value	Deferred gains, net of tax
Natural gas	$(3.6)	$(2.5)	$(1.0)	$—
Aluminum	97.4	—	89.7	—
Zinc	7.3	—	0.4	—
Currency	13.8	—	11.2	—
Interest rate	4.3	2.7	—	—

During the three and six months ended June 30, 2006, our natural gas, zinc and certain of our aluminum derivative financial instruments were accounted for as hedges and met SFAS No. 133’s requirements for hedge accounting treatment. As such, the changes in the fair value of certain of these cash flow hedges accumulated on our consolidated balance sheet (in “Accumulated other comprehensive income”) until the underlying hedged item impacted earnings. In conjunction with the preliminary purchase price allocation related to the Acquisition, all amounts previously included within “Accumulated other comprehensive income” were eliminated. Subsequent to the Acquisition, we have elected not to treat our aluminum, zinc and currency derivative financial instruments as hedges for accounting purposes and, as a result, all changes in the fair value of these derivatives since the Acquisition date have been, and will continue to be, included within our results of operations.

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations while realized gains and (losses) on those derivative financial instruments that are accounted for as hedges are included within “Cost of sales.” Realized (losses) gains totaled the following in the three and six months ended June 30, 2007 and 2006:

	(Successor)		(Predecessor)		(Successor)		(Predecessor)
	For the three months ended June 30, 2007		For the three months ended June 30, 2006		For the six months ended June 30, 2007		For the six months ended June 30, 2006
	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments
Natural gas	$0.6	$—	$0.2	$—	$2.1	$—	$2.9	$—
Aluminum	—	(13.1)	—	(8.7)	—	(11.2)	—	(12.0)
Zinc	—	(3.9)	(1.8)	—	—	(0.8)	(1.5)	—
Currency	—	0.2	—	—	—	(0.3)	—	—

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

Aluminum Hedging

The selling prices of the majority of the global rolled and extruded products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the global rolled and extruded products segment is subject to the risk of changes in the price of the raw materials it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. In addition, the global rolled and extruded products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We do not treat these derivative financial instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded in earnings as “(Gains) losses on derivative financial instruments” rather than being deferred in “Accumulated other comprehensive income.”

The global recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. These contracts are not accounted for as hedges and, as a result, the changes in fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.

Zinc Hedging

In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. During 2006 effective portions of these hedges were included within “Other comprehensive income (loss)” while the ineffective portions were included within “(Gains) losses on derivative financial instruments.” Subsequent to the Acquisition, we no longer treat these derivative financial instruments as hedges for accounting purposes. As a result, the changes in fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.

During 2007, we also entered into price collars and swaps designed to protect a portion of our forecasted zinc sales from changes in the LME price of zinc. These derivatives have not been accounted for as hedges and the changes in their fair value are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.

Currency Hedging

Certain of our purchases and sales are denominated in currencies other than the functional currency of the entities entering into these agreements. We have entered into foreign currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. As with the acquired aluminum and zinc derivatives, we do not account for currency derivatives as hedges and, as a result, the changes in their fair value are recorded within “(Gains) losses on derivative financial instruments” within the consolidated statement of operations.

Interest Rate Hedging

As discussed in Note D, during the six months ended June 30, 2007, we entered into an interest rate swap to fix the interest rate on a portion of our variable rate borrowings under the Term Loan Facility. Changes in the fair value of the interest rate swap are recorded within “Accumulated other comprehensive income.”

NOTE L – RESTRUCTURING AND OTHER CHARGES

During the three and six months ended June 30, 2007, we incurred costs of $1.7 and $8.9, respectively, primarily related to a potential acquisition that was not consummated and start-up costs associated with our European headquarters.

NOTE M – RELATED PARTY TRANSACTIONS

As discussed in Note H, we recorded $1.1 and $1.8 of compensation expense for the three and six months ended June 30, 2007, respectively, associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management. In addition, during the three and six months ended June 30, 2007 we recorded $2.3 and $4.6, respectively, of management fees paid to affiliates of TPG.

NOTE N – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes and Senior Subordinated Notes. Condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes or the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”) are presented below. The condensed consolidating balance sheets are presented as of June 30, 2007 and December 31, 2006, the condensed consolidating statements of operations are presented for the three and six months ended June 30, 2007 and 2006 and the statements of cash flows are presented for the six months ended June 30, 2007 and 2006.

	As of June 30, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1.3	$10.9	$62.6	$—	$74.8
Accounts receivable, net	17.0	350.9	452.3	—	820.2
Inventories	3.3	350.7	582.6	—	936.6
Deferred income taxes	3.9	—	0.9	—	4.8
Prepaid expenses	0.6	11.0	14.0	—	25.6
Derivative financial instruments	8.2	17.4	49.5	—	75.1
Other current assets	14.2	4.2	11.7	—	30.1

Total Current Assets	48.5	745.1	1,173.6	—	1,967.2
Property, plant and equipment, net	41.7	346.5	882.4	—	1,270.6
Goodwill	1,439.3	2.9	—	—	1,442.2
Intangible assets, net	0.4	28.2	50.9	—	79.5
Deferred income taxes	—	—	8.1	—	8.1
Other assets	72.3	6.6	70.2	—	149.1
Investments in subsidiaries/intercompany receivable (payable), net	1,414.8	44.9	171.3	(1,631.7)	(0.7)

	$3,017.0	$1,174.2	$2,356.5	$(1,631.7)	$4,916.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$65.2	$212.3	$395.4	$—	$672.9
Accrued liabilities	0.7	151.7	170.0	—	322.4
Deferred income taxes	—	—	37.7	—	37.7
Current maturities of long-term debt	9.3	0.6	8.1	—	18.0

Total Current Liabilities	75.2	364.6	611.2	—	1,051.0
Long-term debt	2,058.1	2.0	512.6	—	2,572.7
Deferred income taxes	22.9	—	112.6	—	135.5
Accrued pension benefits	—	22.7	156.9	—	179.6
Accrued post-retirement benefits	—	49.5	7.8	—	57.3
Other long-term liabilities	10.0	15.3	43.8	—	69.1
Stockholder’s Equity	850.8	720.1	911.6	(1,631.7)	850.8

	$3,017.0	$1,174.2	$2,356.5	$(1,631.7)	$4,916.0

	As of December 31, 2006 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3.4	$9.8	$112.9	$—	$126.1
Accounts receivable, net	11.3	324.2	357.0	—	692.5
Inventories	8.0	433.7	581.9	—	1,023.6
Deferred income taxes	33.8	—	0.8	—	34.6
Prepaid expenses	1.0	11.1	8.5	—	20.6
Derivative financial instruments	1.9	5.6	70.0	—	77.5
Other current assets	4.6	4.5	9.2	—	18.3

Total Current Assets	64.0	788.9	1,140.3	—	1,993.2
Property, plant and equipment, net	43.4	339.3	840.4	—	1,223.1
Goodwill	1,362.4	—	—	—	1,362.4
Intangible assets, net	—	29.3	54.8	—	84.1
Deferred income taxes	—	—	8.1	—	8.1
Other assets	87.7	0.6	49.2	—	137.5
Investments in subsidiaries/intercompany receivable (payable), net	1,400.6	46.9	157.1	(1,604.6)	—

	$2,958.1	$1,205.0	$2,249.9	$(1,604.6)	$4,808.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$53.9	$210.8	$289.6	$—	$554.3
Accrued liabilities	11.2	169.7	157.8	—	338.7
Deferred income taxes	—	—	37.7	—	37.7
Current maturities of long-term debt	8.3	0.7	11.5	—	20.5

Total Current Liabilities	73.4	381.2	496.6	—	951.2
Long-term debt	2,001.7	2.3	563.5	—	2,567.5
Deferred income taxes	28.6	—	112.6	—	141.2
Accrued pension benefits	—	27.8	151.4	—	179.2
Accrued post-retirement benefits	—	50.3	7.2	—	57.5
Other long-term liabilities	9.1	13.0	44.3	—	66.4
Stockholder’s Equity	845.3	730.4	874.3	(1,604.6)	845.4

	$2,958.1	$1,205.0	$2,249.9	$(1,604.6)	$4,808.4

	For the three months ended June 30, 2007 (Successor)
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$35.7	$721.3	$864.1	$(5.0)	$1,616.1
Cost of sales	29.6	651.2	819.8	(5.0)	1,495.6

Gross profit	6.1	70.1	44.3	—	120.5
Selling, general and administrative expense	3.8	24.3	30.5	—	58.6
Restructuring and other charges	—	0.4	1.3	—	1.7
Gains on derivative financial instruments	(13.8)	(7.1)	(9.0)	—	(29.9)

Operating income	16.1	52.5	21.5	—	90.1
Interest expense	7.2	48.1	8.8	(9.4)	54.7
Other (income) expense, net	0.8	(0.6)	(4.8)	9.4	4.8
Equity in net earnings of affiliates	(25.9)	(12.5)	—	38.4	—

Income before provision for income taxes and minority interests	34.0	17.5	17.5	(38.4)	30.6
Provision for income taxes	(0.9)	(7.8)	4.2	—	(4.5)

Income before minority interests	34.9	25.3	13.3	(38.4)	35.1
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net income (loss)	$34.9	$25.3	$13.1	$(38.4)	$34.9

	For the three months ended June 30, 2006 (Predecessor)
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$42.7	$905.8	$205.8	$(141.5)	$1,012.8
Cost of sales	36.4	800.0	195.2	(141.5)	890.1

Gross profit	6.3	105.8	10.6	—	122.7
Selling, general and administrative expense	0.4	26.4	2.9	—	29.7
Restructuring and other credits	—	(0.3)	—	—	(0.3)
(Gains) losses on derivative financial instruments	(12.4)	3.3	(0.2)	—	(9.3)

Operating income	18.3	76.4	7.9	—	102.6
Interest expense	13.2	—	0.5	—	13.7
Other (income) expense, net	(0.5)	0.8	0.1	—	0.4
Equity in net earnings of affiliates	(52.2)	—	—	52.2	—

Income before provision for income taxes and minority interests	57.8	75.6	7.3	(52.2)	88.5
Provision for income taxes	2.4	27.8	2.7	—	32.9

Income before minority interests	55.4	47.8	4.6	(52.2)	55.6
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net income (loss)	$55.4	$47.8	$4.4	$(52.2)	$55.4

	For the six months ended June 30, 2007 (Successor)
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$71.3	$1,517.5	$1,744.8	$(118.4)	$3,215.2
Cost of sales	61.7	1,410.6	1,674.0	(118.4)	3,027.9

Gross profit	9.6	106.9	70.8	—	187.3
Selling, general and administrative expense	7.4	49.8	63.1	—	120.3
Restructuring and other charges	—	7.6	1.3	—	8.9
(Gains) losses on derivative financial instruments	(8.2)	(11.7)	(15.4)	—	(35.3)

Operating income	10.4	61.2	21.8	—	93.4
Interest expense	14.7	96.1	18.6	(18.9)	110.5
Other (income) expense, net	1.5	(1.6)	(13.7)	18.9	5.1
Equity in net earnings of affiliates	12.7	(11.7)	—	(1.0)	—

(Loss) income before provision for income taxes and minority interests	(18.5)	(21.6)	16.9	1.0	(22.2)
Provision for income taxes	(0.3)	(8.3)	4.2	—	(4.4)

Income before minority interests	(18.2)	(13.3)	12.7	1.0	(17.8)
Minority interests, net of provision for income taxes	—	—	0.4	—	0.4

Net income (loss)	$(18.2)	$(13.3)	$12.3	$1.0	$(18.2)

	For the six months ended June 30, 2006
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$80.9	$1,648.3	$381.7	$(250.5)	$1,860.4
Cost of sales	70.5	1,466.3	361.0	(250.5)	1,647.3

Gross profit	10.4	182.0	20.7	—	213.1
Selling, general and administrative expense	0.9	49.7	5.9	—	56.5
Restructuring and other credits	—	(0.3)	—	—	(0.3)
(Gains) losses on derivative financial instruments	(12.4)	5.5	1.7	—	(5.2)

Operating income	21.9	127.1	13.1	—	162.1
Interest expense	26.6	0.1	1.0	—	27.7
Other (income) expense, net	(1.1)	1.6	0.2	—	0.7
Equity in net earnings of affiliates	(86.4)	—	—	86.4	—

Income before provision for income taxes and minority interests	82.8	125.4	11.9	(86.4)	133.7
(Benefit from) provision for income taxes	(0.8)	46.1	4.4	—	49.7

Income before minority interests	83.6	79.3	7.5	(86.4)	84.0
Minority interests, net of provision for income taxes	—	—	0.4	—	0.4

Net income (loss)	$83.6	$79.3	$7.1	$(86.4)	$83.6

	For the six months ended June 30, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$5.7	$26.8	$68.1	$—	100.6

Investing activities
Acquisition of Aleris International, Inc.	(11.5)	—	—	—	(11.5)
Purchase of business, net of cash acquired	—	(38.2)	—		(38.2)
Payments for property, plant and equipment	(1.2)	(16.5)	(74.5)	—	(92.2)
Proceeds from sale of property, plant and equipment	—	0.3	0.1	—	0.4
Other	—	(0.4)	(0.2)	—	(0.6)

Net cash used by investing activities	(12.7)	(54.8)	(74.6)	—	(142.1)
Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	59.4	(0.2)	(68.6)	—	(9.4)
Payments on long-term debt	(2.1)	—	(1.0)		(3.1)
Decrease in restricted cash	—	0.2	—	—	0.2
Other	—	0.7	(1.0)		(0.3)
Net transfers with subsidiaries	(52.3)	28.5	23.8	—	—

Net cash provided (used) by financing activities	5.0	29.2	(46.8)	—	(12.6)
Effect of exchange rate differences on cash and cash equivalents	—	—	2.8	—	2.8
Net (decrease) increase in cash and cash equivalents	(2.0)	1.2	(50.5)	—	(51.3)
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	—	126.1

Cash and cash equivalents at end of period	$1.4	$11.0	$62.4	$—	74.8

	For the six months ended June 30, 2006
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash provided (used) by operating activities	$40.3	$32.6	$(6.3)	$—	$66.6

Investing Activities
Payments for property and equipment	(2.7)	(19.3)	(3.8)	—	(25.8)
Other	(1.2)	0.1	0.1	—	(1.0)

Net cash used by investing activities	(3.9)	(19.2)	(3.7)	—	(26.8)
Financing Activities
Net payments of long-term revolving credit facility	(24.8)	—	—	—	(24.8)
Proceeds from issuance of long-term debt	—	0.2	(2.4)	—	(2.2)
Proceeds from exercise of stock options	1.2	—	—	—	1.2
Excess income tax benefits from exercise of stock options	3.0	—	—	—	3.0
Net transfers with subsidiaries	(13.0)	(4.6)	17.6	—	—
Other	(2.7)	1.1	(1.4)	—	(3.0)

Net cash (used) provided by financing activities	(36.3)	(3.3)	13.8	—	(25.8)
Effects of exchange rate changes on cash	—	(0.4)	(0.5)	—	(0.9)

Net increase in cash and cash equivalents	0.1	9.7	3.3	—	13.1
Cash and cash equivalents at beginning of period	0.4	(0.3)	6.7	—	6.8

Cash and cash equivalents at end of period	$0.5	$9.4	$10.0	$—	$19.9

NOTE O – SUBSEQUENT EVENT

On July 5, 2007 we entered into a definitive agreement to acquire Wabash Alloys from Connell Limited Partnership. Wabash Alloys produces aluminum casting alloys and molten metal at seven facilities in the United States, Canada and Mexico. Under the agreement, we will pay approximately $194.0, with certain adjustments for working capital and other items. Closing of the acquisition is expected to occur in the third quarter and is subject to regulatory approvals and customary closing conditions.

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

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•

The operations of Aleris, Corus Aluminum and the “2005 Acquisitions” (acquisitions in 2005 of (i) ALSCO Holdings, Inc., (ii) Alumitech, Inc., (iii) Tomra Latasa Reciclagem and (iv) certain assets of Ormet Corporation) may not be integrated successfully.

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

•

In addition to our net loss for the six months ended June 30, 2007, we had substantial historical net losses prior to 2005, and any continuation of net losses in the future may reduce our ability to raise needed capital.

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

Immediately upon consummation of the Acquisition, Merger Sub was merged with and into the Company. As the surviving corporation in the merger, we assumed, by operations of law, all of the rights and obligations of Merger Sub. Subsequent to the Acquisition, our common shares were delisted from the New York Stock Exchange. In July 2007, we filed a registration statement on Form S-4 to register our Senior Notes and Senior Subordinated Notes thereby permitting those securities to be traded freely. The registration statement was declared effective in July 2007, and, as a result, we are required to file all current, quarterly and annual filings with the SEC.

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

The Corus Aluminum acquisition increased the size and scope of our international operations substantially and, as a result, management re-aligned our reporting structure in the third quarter of 2006 into global business units that offer different types of metal products and services. Our reportable segments consist of global rolled and extruded products, global recycling and global zinc. Segment performance is measured utilizing segment income which includes gross profits, plant and business specific other expense (income), selling, general and administrative expense and realized gains and losses on derivative financial instruments. Corporate general and administrative expenses, unrealized gains and losses on derivative financial instruments, restructuring and other charges, interest expense, interest and other income, and provisions for income taxes are not allocated to individual segments.

In the three and six months ended June 30, 2007, we generated revenues of $1,616.1 million and $3,215.2 million, respectively, and segment income of $59.8 million and $85.7 million, respectively, compared to revenues of $1,012.8 million and $1,860.4 million, and segment income of $102.4 million and $178.0 million in the three months and six months ended June 30, 2006, respectively. Our segment operating results for the three months ended June 30, 2007 were impacted by both the acquisition of Aleris by TPG and our acquisition of Corus Aluminum. The acquired operations of Corus Aluminum generated revenues of $654.0 million and $1,301.1 million in the three and six months ended June 30, 2007, respectively, and contributed a segment loss of $0.8 million and $15.0 million in those periods.

The acquisition by TPG required that all of our assets and liabilities be adjusted to fair value through purchase accounting. These adjustments resulted in an increase in the value of the acquired inventory of approximately $58.0 million. As substantially all of the acquired inventory was sold during the six months ended June 30, 2007, we included $55.6 million of this write-up in cost of sales, significantly reducing our segment operating results in the six months ended June 30, 2007. In addition, the application of purchase accounting rules prohibited us from reflecting $19.1 million and $30.6 million of economic benefits associated with settled derivative financial instruments in segment income in the three and six months ended June 30, 2007, respectively. Corus Aluminum’s results were negatively impacted by $18.5 million and $40.3 million in the three and six months ended June 30, 2007 as a result of these purchase accounting adjustments.

Our continued focus on achieving cost reductions from the implementation of companywide productivity initiatives and synergies from the Corus Aluminum acquisition led to the realization of cost reductions totaling approximately $31.0 million and $56.0 million in the three and six months ended June 30, 2007, $15.0 million and $27.0 million of which were attributable to the Corus Aluminum acquisition.

Segment income was also impacted by lower volumes in our North American rolled products and zinc operations in the three and six months ended June 30, 2007. Material margins in our North American rolled products operations were impacted by less favorable metal price lag as the LME price of aluminum during the first six months of 2007 was more stable than in the prior year period.

Further impacting our operating results in the three and six months ended June 30, 2007 was interest expense of $54.7 million and $110.5 million, respectively, compared to $13.7 million and $27.7 million in the three and six months ended June 30, 2006, respectively. The increased interest expense reflects the increased indebtedness resulting from the acquisition of Corus Aluminum and the Acquisition.

In addition, we recorded unrealized gains on our derivative financial instruments of $46.7 million and $47.6 million in the three and six months ended June 30, 2007 compared to unrealized gains of $18.0 million and $17.2 million in the prior year periods. The increase in the unrealized gains resulted from an increase in our hedging activity driven by the acquisition of Corus Aluminum, our recent efforts to further reduce the impact of changing primary metal prices by hedging our base inventory levels as well as favorable movements of LME aluminum and zinc prices relative to the contractual terms of those derivatives.

The following table presents key financial and operating data on a consolidated basis for the three and six months ended June 30, 2007 and 2006. The 2007 periods reflect the change in the basis of accounting necessitated by the Acquisition and are referred to as the “Successor Periods” throughout this Form 10-Q while the 2006 periods are referred to as the “Predecessor Periods.”

	(Successor)	(Predecessor)		(Successor)	(Predecessor)
	For the three months ended June 30		Percent change	For the six months ended June 30		Percent change
	2007	2006		2007	2006
	(in millions, except percentages)
Revenues	$1,616.1	$1,012.8	60%	$3,215.2	$1,860.4	73%
Cost of sales	1,495.6	890.1	68	3,027.9	1,647.3	84

Gross profit	120.5	122.7	(2)	187.3	213.1	(12)
Gross profit as a percentage of revenues	7.5%	12.1%		5.8%	11.5%
Selling, general and administrative expense	58.6	29.7	97	120.3	56.5	113
Restructuring and other charges (credits)	1.7	(0.3)	*	8.9	(0.3)	*
Gains on derivative financial instruments	(29.9)	(9.3)	222	(35.3)	(5.2)	579

Operating income	90.1	102.6	(12)	93.4	162.1	(42)
Interest expense	54.7	13.7	299	110.5	27.7	299
Interest income	(0.8)	(0.4)	100	(2.2)	(0.6)	267
Other expense, net	5.6	0.8	600	7.3	1.3	462

Income (loss) before provisions for income taxes and minority interests	30.6	88.5	(65)	(22.2)	133.7	*
(Benefit from) provision for income taxes	(4.5)	32.9	*	(4.4)	49.7	*

Income (loss) before minority interests	35.1	55.6	(37)	(17.8)	84.0	*
Minority interests.net of provision for income taxes	0.2	0.2	—	0.4	0.4	—

Net income (loss)	$34.9	$55.4	(37)%	$(18.2)	$83.6	* %

Total segment income	$59.8	$102.4		$85.7	$178.0
Corporate general and administrative expenses	(19.0)	(19.8)		(37.1)	(35.2)
Restructuring and other (charges) credits	(1.7)	0.3		(8.9)	0.3
Interest expense	(54.7)	(13.7)		(110.5)	(27.7)
Unrealized gains on derivative financial instruments	46.7	18.0		47.6	17.2
Unallocated interest and other income, net	(0.5)	1.3		1.0	1.1

Income (loss) before provision for income taxes and minority interests	$30.6	$88.5		$(22.2)	$133.7

*	Result not meaningful

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues and Shipments

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	(Successor)	(Predecessor)
	For the three months ended June 30		Percent change
	2007	2006
	(in millions, except percentages)
Revenues:
Global rolled and extruded products	$1,089.9	$477.8	128%
Global recycling	417.9	389.0	7
Global zinc	148.0	151.7	(2)
Intersegment revenues	(39.7)	(5.7)	596

Consolidated revenues	$1,616.1	$1,012.8	60%

Pounds shipped:
Global rolled and extruded products	564.6	290.6	94%
Global recycling	824.1	782.2	5
Global zinc	89.6	113.2	(21)

Total pounds shipped	1,478.3	1,186.0	25%

Consolidated revenues for the three months ended June 30, 2007 increased $603.3 million compared to the three months ended June 30, 2006. The acquired operations of Corus Aluminum accounted for $654.0 million of this increase. Excluding the impact of Corus Aluminum, global rolled and extruded products revenues decreased $41.9 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as the impact of higher average primary aluminum prices was more than offset by lower shipment levels. Global recycling segment revenues increased $28.9 million in the three months ended June 30, 2007 compared to the prior year period due to higher shipment levels, improved product mix and the strengthening of the euro against the U.S. dollar. Global zinc revenues decreased $3.7 million in the second quarter of 2007 compared to the second quarter of 2006 as lower shipment levels more than offset higher LME zinc prices.

Global Rolled and Extruded Products Revenues

Global rolled and extruded products revenues for the three months ended June 30, 2007 increased $612.1 million compared to the three months ended June 30, 2006. The increase in revenues resulted primarily from the acquisition of Corus Aluminum, which generated revenues of $654.0 million in the three months ended June 30, 2007. Further, increases in the average price of primary aluminum included in our invoiced prices in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 increased revenues by an estimated $17.2 million. Shipment levels in the three months ended June 30, 2007, excluding the impact of Corus Aluminum, decreased by 20% which decreased revenues by an estimated $88.8 million. The reduction in shipments was due to reduced demand in the North American housing market and across most other industry segments served by our North American operations. Despite the lower demand, rolling margins during the second quarter of 2007 were comparable to the prior year period.

Global Recycling Revenues

Global recycling revenues increased $28.9 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily as a result of higher shipment levels that increased revenues by approximately $27.8 million. The increase in shipment levels was principally due to strong European industrial activity and improved demand for our specification alloys year over year. In addition, the strengthening of the euro against the U.S. dollar increased revenues by approximately $13.9 million. Higher shipments between our aluminum recycling and specification alloy operating segments resulted in $6.1 million of additional intersegment eliminations in the three months ended June 30, 2007 compared to the prior year.

Global Zinc Revenues

Global zinc revenues decreased $3.7 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease resulted from a 21% reduction in shipments due to weak demand for zinc from our tire and rubber customers as well as a decrease in selling prices to these customers and our decision to exit lower margin business. This volume reduction decreased revenues by an estimated $41.6 million and more than offset the impact of an 11% increase in the average LME price of zinc which increased revenues by $37.1 million.

Segment Income and Gross Profit

The following table shows segment income reconciled to gross profit for the three months ended June 30, 2007 and 2006:

	(Successor)	(Predecessor)
	For the three months ended June 30		Percent change
	2007	2006
	(in millions, except percentages)
Segment income:
Global rolled and extruded products	$27.5	$52.4	(48)%
Global recycling	25.2	30.2	(17)
Global zinc	7.1	19.8	(64)

Total segment income	$59.8	$102.4	(42)%
Items not included in gross profit:
Segment selling, general and administrative expense	39.6	$9.9	300%
Realized losses on derivative financial instruments	15.7	8.7	80
Other expenses, net	5.4	1.7	218

Gross profit	$120.5	$122.7	(2)%

Global Rolled and Extruded Products Segment Income

Global rolled and extruded products segment income for the three months ended June 30, 2007 decreased $24.9 million compared to the three months ended June 30, 2006. This net decrease was primarily due to the following:

•	Lower volumes, excluding the impact of Corus Aluminum, during the second quarter of 2007 compared to the prior year period which reduced segment income by approximately $28.7 million;

•

Lower year-over-year benefits from metal price lag, excluding Corus Aluminum, which more than offset improved scrap spreads. These combined to reduce segment income by approximately $7.5 million. The favorable impact of metal price lag was reduced in 2007 as a result of more stable LME prices year to year. In addition, losses from inventory hedges reduced metal price lag by $9.6 million in 2007 and $15.4 million in 2006;

•

Approximately $19.4 million and $0.5 million of economic benefits associated with settled derivative financial instruments were not included within segment income in the three months ended June 30, 2007 and 2006, respectively, as a result of purchase accounting rules;

•

The acquired operations of Corus Aluminum, which generated a loss of $0.8 million in the three months ended June 30, 2007. This loss was due to $18.5 million of higher costs associated with the impacts of purchase accounting discussed above and $9.7 million of realized losses on forward aluminum sales contracts entered into to hedge a portion of our aluminum inventory. Positively impacting the operating results of Corus Aluminum were $15.0 million of benefits from acquisition-related synergies, productivity improvements and six sigma initiatives; and

•

Productivity improvements and cost reductions resulting from the implementation of six sigma initiatives increased segment income by approximately $11.0 million, excluding Corus Aluminum, offsetting much of the unfavorable impact that lower metal price lag benefits had on material margins.

Global Recycling Segment Income

Global recycling segment income in the three months ended June 30, 2007 decreased by $5.0 million compared to the same period in 2006 primarily due to tighter scrap spreads and higher operating costs which reduced segment income by $17.0 million. Improved volumes, productivity improvements and the benefits of our six sigma initiatives partially offset this decrease, increasing segment income by $1.5 million.

Global Zinc Segment Income

Global zinc segment income decreased by $12.7 million in the three months ended June 30, 2007 compared to the same period in 2006. This decrease is primarily attributable to lower shipment levels, tightening margins and losses on derivative financial instruments that hedge a portion of our zinc inventories against declining LME zinc prices. These factors reduced segment income by an estimated $17.7 million.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $28.9 million in the three months ended June 30, 2007 as compared to the prior year period. Corporate SG&A expense decreased $0.8 million as lower incentive and stock compensation expense offset sponsor management fees of $2.3 million and administrative expenses associated with our new European headquarters. Segment SG&A expense increased $29.7 million as a result of the acquisition of Corus Aluminum. As a percentage of revenues, consolidated SG&A expense increased to 3.6% in the three months ended June 30, 2007 from 2.9% in the three months ended June 30, 2006 but decreased from 3.9% in the three months ended March 31, 2007.

Restructuring and Other Charges

During the three months ended June 30, 2007, we incurred $1.7 million of restructuring and other charges primarily related to start up costs associated with our European headquarters.

(Gains) Losses on Derivative Financial Instruments

Amounts recorded within “(Gains) losses on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges. During the three months ended June 30, 2007, we recorded $17.0 million of realized losses on our metal derivative financial instruments and $0.2 million of realized gains on our currency derivative financial instruments. The realized losses on our metal derivatives resulted primarily from the settlement of forward sales contracts that hedged a portion of our aluminum inventories. These derivative financial instruments, while reducing the impact of declining LME prices on our operating results also reduce our ability to benefit from increasing LME prices. During the three months ended June 30, 2007, we incurred $19.3 million of realized losses as forward sales contracts with lower contractual selling prices than the prevailing LME were settled. The realized currency gains resulted from the weakening of the U.S. dollar against the euro. We recorded gains upon the settlement of our currency derivative financial instruments which fixed the amount of euros we were to receive on anticipated U.S. dollar denominated sales by our European operations at rates more favorable than the prevailing rates at the time of settlement. These realized gains and losses have been included within the income of the respective segments to which the derivatives relate. Further, purchase accounting rules under U.S. GAAP prohibited us from including in segment income $18.9 million of additional economic benefits related to metal and currency derivative financial instruments that settled during the quarter. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments and their impact on segment performance.

During the three months ended June 30, 2007, we also recorded unrealized gains of $42.1 million on metal derivative financial instruments and $4.6 million on currency derivative financial instruments. These gains resulted from the favorable movements of the LME prices of aluminum and zinc as well as U.S. dollar to euro exchange rates from the later of March 31, 2007 or the time the contractual terms of the derivative instruments were agreed upon to June 30, 2007. In addition, the unrealized gains resulted from the reversal of unrealized losses recorded during the first quarter of 2007 on those derivative financial instruments that settled during the three months ended June 30, 2007. The gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the three months ended June 30, 2006 we recorded net realized and unrealized losses of $3.1 million on our metal derivative financial instruments as rising LME prices resulted in both realized and unrealized gains.

Interest Expense

Interest expense in the three months ended June 30, 2007 increased $41.0 million from the comparable period of 2006. The increase resulted from higher levels of debt outstanding as a result of the acquisition of Corus Aluminum and the Acquisition.

Other Expense, Net

Other expense, net in the three months ended June 30, 2007 primarily represents net losses on the translation of U.S dollar denominated accounts receivable and accounts payable held by our European entities. The weakening of the U.S. dollar during the three months ended June 30, 2007 has resulted in these net receivables being worth fewer euros to our European subsidiaries. As the euro is the functional currency of these subsidiaries, such changes are recorded within the consolidated statement of operations.

Provision for Income Taxes

Our effective tax rate was (17.2)% and 36.9% for the three months ended June 30, 2007 and 2006, respectively. Our annual effective tax rate is currently expected to be 25.5%. The quarterly effective tax rate results from the application of the expected annual effective tax rate to our year to date income before income taxes and, in part, represents the difference between the expected annual tax rate used in the three months ended June 30, 2007 and our current estimate of 25.5%. The annual effective tax rate differs from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these existing valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the valuation allowances will be recorded against goodwill, other identifiable intangible assets or income tax expense.

Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues and Shipments

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	(Successor)	(Predecessor)
	For the six months ended June 30		Percent change
	2007	2006
	(in millions, except percentages)
Revenues:
Global rolled and extruded products	$2,153.5	$890.3	142%
Global recycling	842.0	734.6	15
Global zinc	290.6	248.6	17
Intersegment revenues	(70.9)	(13.1)	441

Consolidated revenues	$3,215.2	$1,860.4	73%

Pounds shipped:
Global rolled and extruded products	1,116.6	565.5	97%
Global recycling	1,613.1	1,545.0	4
Global zinc	176.6	216.0	(18)

Total pounds shipped	2,906.3	2,326.5	25%

Consolidated revenues for the six months ended June 30, 2007 increased $1,354.8 million compared to the six months ended June 30, 2006. The acquired operations of Corus Aluminum accounted for $1,301.1 million of this increase. Excluding the impact of Corus Aluminum, global rolled and extruded products revenues decreased $37.9 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as lower shipment levels more than offset the impact of higher average primary aluminum prices. Global recycling segment revenues increased $107.4 million in the six months ended June 30, 2007 compared to the prior year period due to higher shipment levels, improved product mix and pricing as well as the strengthening of the euro against the U.S. dollar. Global zinc revenues increased $42.0 million in the first half of 2007 as compared to the first half of 2006 as higher average primary zinc prices more than offset a reduction in shipments.

Global Rolled and Extruded Products Revenues

Global rolled and extruded products revenues for the six months ended June 30, 2007 increased $1,263.2 million compared to the six months ended June 30, 2006. The increase in revenues resulted primarily from the acquisition of Corus Aluminum, which generated revenues of $1,301.1 million in the six months ended June 30, 2007. Excluding the impact of Corus Aluminum, the global rolled and extruded products segment experienced a 17% reduction in shipment levels which reduced revenues by an estimated $139.9 million in the first half of 2007 as compared to the first half of 2006. The reduction in shipments was due to reduced demand in the North American housing market and across most other industry segments served by our North American operations. This decrease was partially offset by increases in the average price of primary aluminum included in our invoiced prices which increased revenues by an estimated $68.3 million. Despite the lower demand, rolling margins in the first six months of 2007 were comparable to the prior year period.

Global Recycling Revenues

Global recycling revenues increased $107.4 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of a 4% increase in shipment levels and improved product mix which increased revenues by an estimated $51.5 million. The increase in shipment levels was principally due to strong European industrial activity year over year. In addition, higher selling prices in the six months ended June 30, 2007 compared to six months ended June 30, 2006 increased revenues by approximately $46.9 million while the strengthening of the euro against the U.S. dollar increased revenues an estimated $31.9 million.

Global Zinc Revenues

Global zinc revenues increased $42.0 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 driven by an approximate 29% increase in the average LME price of zinc which increased revenues an estimated $109.1 million. Partially offsetting this increase was an 18% reduction in shipments due to weak demand for zinc from our tire and rubber customers and our decision to exit lower margin business. This volume reduction decreased revenues by an estimated $68.0 million.

Segment Income and Gross Profit

The following table shows segment income reconciled to gross profit for the six months ended June 30, 2007 and 2006:

	(Successor)	(Predecessor)
	For the six months ended June 30		Percent change
	2007	2006
	(in millions, except percentages)
Segment income:
Global rolled and extruded products	$38.3	$94.8	(60)%
Global recycling	40.9	48.3	(15)
Global zinc	6.5	34.9	(81)

Total segment income	$85.7	$178.0	(52)%
Items not included in gross profit:
Segment selling, general and administrative expense	83.2	$21.3	291%
Realized (gains) losses on derivative financial instruments	11.2	12.0	(7)
Other expenses, net	7.2	1.8	300

Gross profit	$187.3	$213.1	(12)%

Global Rolled and Extruded Products Segment Income

Global rolled and extruded products segment income for the six months ended June 30, 2007 decreased $56.5 million compared to the six months ended June 30, 2006. This net decrease was primarily due to the following:

•

$39.5 million of additional cost of sales recognized during the first half of 2007 as a result of the application of purchase accounting rules under U.S. generally accepted accounting principles. The rules effectively eliminate the profit associated with acquired work-in-process and finished goods inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. Further, approximately $32.6 million and $1.6 million of economic benefits associated with settled derivative financial instruments were not included within segment income for the six months ended June 30, 2007 and 2006, respectively;

•

The acquired operations of Corus Aluminum which incurred a loss of $15.0 million in the six months ended June 30, 2007. This loss was due to $62.9 million of higher costs associated with the impacts of purchase accounting discussed above and $9.7 million of realized losses on forward aluminum sales contracts entered into to hedge a portion of our aluminum inventory. Positively impacting the operating results of Corus Aluminum were $27.0 million of benefits from acquisition-related synergies, productivity improvements and six sigma initiatives;

•	Lower volumes, excluding the impact of Corus Aluminum, during the first half of 2007 compared to the prior year period which reduced segment income by approximately $31.5 million;

•

Lower year over year benefits from metal price lag, excluding the impact of Corus Aluminum, which more than offset improvements in rolling margins and scrap spreads and resulted in a net reduction in segment income of approximately $27.2 million. The favorable impact of metal price lag was reduced in 2007 as a result of more stable LME prices year over year. In addition, losses from inventory hedges reduced metal price lag by $6.9 million in the six months ended June 30, 2007 and $16.1 million in the six months ended June 30, 2006; and

•

Productivity improvements and cost reductions resulting from the implementation of six sigma initiatives increased segment income by approximately $19.0 million, excluding Corus Aluminum, partially offsetting the unfavorable impact that lower metal price lag benefits had on material margins.

Global Recycling Segment Income

Global recycling segment income in the six months ended June 30, 2007 decreased by $7.4 million compared to the same period in 2006. The segment experienced higher volumes and improved mix, which increased segment income by an estimated $1.6 million, and also realized cost savings related to productivity initiatives which increased segment income by an estimated 8.0 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. However, tighter scrap spreads and higher operating costs reduced segment income by $18.3 million year over year. Further impacting segment income in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was $2.9 million of higher costs associated with purchase accounting.

Global Zinc Segment Income

Global zinc segment income decreased by $28.4 million in the six months ended June 30, 2007 compared to the same period in 2006. This decrease is primarily attributable to the impact of purchase accounting adjustments which resulted in $11.1 million of additional costs. Weak demand resulting in both lower volumes and lower margins as well as losses on derivative financial instruments that hedge a portion of our zinc inventories against declining LME zinc prices reduced segment income by $15.5 million.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $63.8 million in the six months ended June 30, 2007 as compared to the prior year period. Corporate SG&A expense increased $1.9 million primarily due to sponsor management fees of $4.6 million and administrative expenses associated with our new European headquarters which more than offset reduced incentive and stock based compensation expenses. Segment SG&A expense increased $61.9 million as a result of the acquisition of Corus Aluminum. As a percentage of revenues, consolidated SG&A expense increased from 3.0% in the six months ended June 30, 2006 to 3.7% in the six months ended June 30, 2007.

Restructuring and Other Charges

During the six months ended June 30, 2007, we incurred $8.9 million of costs primarily related to a potential acquisition that was not consummated and start-up costs associated with our European headquarters.

(Gains) Losses on Derivative Financial Instruments

Amounts recorded within “(Gains) losses on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges. During the six months ended June 30, 2007, we recorded $12.0 million of realized losses on our metal derivative financial instruments and $0.3 million of realized losses on our currency derivative financial instruments. The realized losses on our metal derivatives resulted primarily from the settlement of forward sales contracts that hedged a portion of our aluminum inventories. These derivative financial instruments, while reducing the impact of declining LME prices on our operating results also reduce our ability to benefit from increasing LME prices. During the six months ended June 30, 2007, we incurred $16.6 million of realized losses as forward sales contracts with lower contractual selling prices than the prevailing LME were settled. These realized gains and losses have been included within the income of the respective segments to which the derivatives relate. Further, purchase accounting rules under U.S. GAAP prohibited us from including in segment income $33.1 million of additional economic benefits related to metal and currency derivative financial instruments that settled during the six months ended June 30, 2007. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments.

During the six months ended June 30, 2007, we also recorded unrealized gains of $41.5 million on metal derivative financial instruments and $6.1 million on currency derivative financial instruments. These gains resulted from the favorable movement of the LME prices of aluminum and zinc as well as U.S. dollar to euro exchange rates from the earlier of December 31, 2007 or the time the contractual terms of the derivative instruments were agreed upon to June 30, 2007. The gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the six months ended June 30, 2006 we recorded net realized and unrealized losses of $7.3 million on our metal derivative financial instruments.

Interest Expense

Interest expense in the six months ended June 30, 2007 increased $82.8 million from the comparable period of 2006. The increase resulted from higher levels of debt outstanding as a result of the acquisition of Corus Aluminum and the Acquisition.

Other Expense, Net

Other expense, net in the six months ended June 30, 2007 primarily represents net losses on the translation of U.S dollar denominated accounts receivable and accounts payable held by our European entities. The weakening of the U.S. dollar during the three months ended June 30, 2007 has resulted in these net receivables being worth fewer euros to our European subsidiaries. As the euro is the functional currency of these subsidiaries, such changes are recorded with the consolidated statement of operations.

Provision for Income Taxes

Our effective tax rate was 25.5% and 36.9% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

Cash Flows from Operations

Cash flows generated from our operating activities were $100.6 million in the six months ended June 30, 2007 and $66.6 million in the six months ended June 30, 2006. Cash flows from operations in the six months ended June 30, 2007 benefited from strong operating results, which produced $73.2 million of operating cash as well as our continued focus on working capital management. Reduced inventory levels generated $64.5 million of operating cash flows while accounts receivable increased $104.5 million despite a $128.5 million increase in revenues during the month of June 2007 as compared to December 2006. The $68.9 million increase in accounts payable and accrued expenses resulted primarily from the timing of our vendor payments partially offset by incentive compensation payments made in the first quarter of 2007.

In the six months ended June 30, 2006, we generated $112.3 million of cash from our operating results while our changes in our operating assets and liabilities decreased cash by $45.7 million. During the first six months of 2006 accounts receivable increased $161.8 million due to a $167.1 million increase in revenues during the month of June 2006 as compared to December 2005. The rising price of primary metals increased inventory values by $42.8 million while also contributing to the $159.6 million in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflect capital expenditures of $92.2 million in the six months ended June 30, 2007 and increased from the prior year period as a result of the acquisition of Corus Aluminum. Capital expenditures in 2007 relate primarily to expansions at our rolling mills in Duffel, Belgium, Koblenz, Germany, Lewisport, Kentucky and Uhrichsville, Ohio. Cash flows from investing activities for the six months ended June 30, 2007 also reflect the payment of $11.5 million for share units in connection with the Acquisition as well as $38.2 million related to the acquisition of EKCO Products.

Overall capital expenditures for 2007 are expected to be approximately $185.0 million.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $12.6 million for the six months ended June 30, 2007 compared to $25.8 million of cash used by financing activities for the six months ended June 30, 2006.

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

Our EBITDA calculations represent net income, before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our ABL Facility and our Term Loan Facility. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. EBITDA as presented below is different than EBITDA as defined under the indentures for the senior notes, senior subordinated notes and the credit agreements for our credit facilities.

Our reconciliation of EBITDA to net income (loss) and cash provided by operating activities is as follows:

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(in millions)
EBITDA	$126.7	$117.8	$168.4	$192.5
Interest expense	(54.7)	(13.7)	(110.5)	(27.7)
Interest income	0.8	0.4	2.2	0.6
Benefit from (provision for) income taxes	4.5	(32.9)	4.4	(49.7)
Depreciation and amortization	(42.2)	(16.0)	(82.3)	(31.7)
Minority interest, net of provision for income taxes	(0.2)	(0.2)	(0.4)	(0.4)

Net income (loss)	$34.9	$55.4	$(18.2)	$83.6
Depreciation and amortization	42.2	16.0	82.3	31.7
(Benefit from) provision for deferred income taxes	(5.1)	7.6	(5.8)	13.0
Excess income tax benefits from exercise of stock options	—	(1.6)	—	(3.0)
Restructuring and other charges (credits):
Charges (credits)	1.7	(0.3)	8.9	(0.3)
Payments	(3.1)	(3.4)	(9.2)	(3.7)
Stock-based compensation expense	1.1	2.7	1.8	4.5
Unrealized (gains) losses on derivative financial instruments	(46.7)	(18.0)	(47.6)	(17.2)
Other non-cash charges related to step-up in carrying value of inventory	0.4	—	55.6	—
Other non-cash charges	2.4	2.3	5.4	3.7
Net change in working capital	70.0	(29.5)	27.4	(45.7)

Cash provided by operating activities	$97.8	$31.2	$100.6	$66.6

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

A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no significant change to our critical accounting policies or estimates during the six months ended June 30, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation on January 1, 2007. The adoption did not impact our consolidated financial position, results of operations or cash flows.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of this statement will have, if any, on our financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our financial position, results of operations, and cash flows.

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

COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into forwards, futures and options contracts. For accounting purposes, we do not consider our aluminum derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated statement of operations. Our zinc derivative instruments have historically been accounted for as hedges, and as a result, unrealized gains and losses related to the effective portions of these hedges were recorded in “Accumulated other comprehensive income” within our consolidated balance sheet until the underlying transaction impacted earnings. Subsequent to the Acquisition, we no longer account for our zinc derivatives as hedges and all future changes in fair value will be recorded immediately in our consolidated statement of operations.

Aluminum Hedging

The global rolled and extruded products segment enters into a substantial number of derivative financial instruments in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment as well as the impact of these price movements on a portion of base inventory levels. As we do not account for these derivatives as hedges, the changes in their fair values are included within “Gains (losses) on derivative financial instruments” in our consolidated statement of operations. However, our measurement of segment profitability only includes the gain or loss associated with those derivatives that have settled during the period.

Global rolled and extruded products segment income included realized losses of $13.8 million and $9.7 million in the three months ended June 30, 2007 and 2006, respectively, related to settled metal hedging contracts. The losses recorded in 2007 were primarily related to forward sales contracts entered into in the first quarter of 2007 to hedge a portion of our base inventory level. We recorded realized losses of $19.3 million related to these derivative financial instruments in the three months ended June 30, 2007. As a result of application of purchase accounting rules, we did not recognize additional cash gains of $17.3 million on derivatives that settled in the three months ended June 30, 2007. These rules will continue to impact our reported segment results in future periods.

Global rolled and extruded products segment income included realized losses of $10.8 million and $9.2 million in the six months ended June 30, 2007 and 2006, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $29.8 million on derivatives that settled in the six months ended June 30, 2007.

From time-to-time, the global recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments.

For the three months ended June 30, 2007 and 2006, our global recycling segment income included realized gains of $0.7 million and $0.6 million, respectively, for settled metal derivative financial instruments.

For the six months ended June 30, 2007 and 2006, our global recycling segment income included realized losses of $0.4 million and $2.9 million, respectively, for settled metal derivative financial instruments.

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

Subsequent to the Acquisition, changes in the fair value of zinc derivative financial instruments are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.

In the three months ended June 30, 2007 and 2006, our zinc segment’s income included realized losses of $3.9 million and $1.8 million, respectively, due to settled zinc metal hedging contracts.

In the six months ended June 30, 2007 and 2006, our zinc segment’s income included realized losses of $0.8 million and $1.5 million, respectively, due to settled zinc metal hedging contracts.

Natural Gas Hedging

Natural gas is a principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in “Cost of sales” in the same period as the underlying gas purchases. Gains on the settlement of these contracts totaled $0.6 million and $0.2 million in the three months ended June 30, 2007 and 2006, respectively, and $2.1 million and $2.9 million in the six months ended June 30, 2007 and 2006, respectively. In addition, as with the aluminum derivatives outstanding as of the Acquisition date, purchase accounting rules have resulted in our segment results for the three months ended June 30, 2007 not including economic gains totaling $0.2 million and losses of $2.5 million associated with natural gas hedges that settled during the three and six months ended June 30, 2007. These rules will not have a material impact on our segment results in future periods.

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

We recorded realized gains (losses) of $0.2 million and $(0.3) million in the three and six months ended June 30, 2007, respectively. The application of purchase accounting prohibited us from recording $2.0 million and $4.2 million of cash flow gains on settled currency hedges during the three and six months ended June 30, 2007. These rules will continue to impact our reported segment income in future periods.

Interest Rates

A substantial amount of our indebtedness bears interest at variable rates. In order to reduce the impact of fluctuations in these variable interest rates we entered into an interest rate swap to fix the base interest rate on $700.0 million of our variable rate debt during the three months ended June 30, 2007. Under the terms of the swap agreement, we will receive interest based upon LIBOR and pay a base rate of 4.93%. Changes in the fair value of the interest rate swaps will be included within “Accumulated other comprehensive income” in the consolidated balance sheet.

FAIR VALUES AND SENSITIVITY ANALYSIS

The following table shows the fair values of outstanding derivative contracts at June 30, 2007 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2007:

Derivative	Fair value	Impact of 10% adverse price change
	(in millions)
Aluminum	$97.4	$(18.8)
Zinc	7.3	(9.8)
Natural gas	(3.6)	(2.8)
Currency	13.8	(33.4)
Interest Rate	4.3	(6.8)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, Note K of our unaudited consolidated financial statements included elsewhere in this quarterly report

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of June 30, 2007, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of June 30, 2007 and based on that evaluation of Aleris’s disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this report, Aleris’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Aleris in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2007, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2006 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Corus Aluminum, which was acquired during the year ended December 31, 2006, from the scope of its assessment of internal control over financial reporting as of December 31, 2006 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004).

Changes in Internal Control over Financial Reporting

There have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

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

Aleris International, Inc.
(Registrant)

Date: August 14, 2007		/s/ MICHAEL D. FRIDAY
	Name:	Michael D. Friday
	Title:	Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.