Form 10-Q
period 2007-09-30
Aleris International, Inc.
filed 2007-11-13
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on October 31, 2007.

Common Stock, $0.01 par value: 900 shares

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4. CONTROLS AND PROCEDURES	44
ITEM 6. EXHIBITS	45
SIGNATURES	46
EXHIBIT INDEX	47
EX-4.1
EX-4.2
EX-12
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$124.5	$126.1
Accounts receivable (net of allowance of $10.3 and $9.9 at September 30, 2007 and December 31, 2006, respectively)	896.1	692.5
Inventories	946.0	1,023.6
Deferred income taxes	34.6	34.6
Prepaid expenses	23.1	20.6
Derivative financial instruments	55.9	77.5
Other current assets	22.8	18.3

Total Current Assets	2,103.0	1,993.2
Property, plant and equipment, net	1,388.0	1,223.1
Goodwill	1,345.4	1,362.4
Intangible assets, net	375.2	84.1
Derivative financial instruments	64.5	48.5
Deferred income taxes	8.1	8.1
Other assets	92.1	89.0

	$5,376.3	$4,808.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$721.4	$554.3
Accrued liabilities	268.9	338.7
Deferred income taxes	33.9	37.7
Current maturities of long-term debt	18.6	20.5

Total Current Liabilities	1,042.8	951.2
Long-term debt	2,869.4	2,567.5
Deferred income taxes	256.3	141.2
Accrued pension benefits	183.5	179.2
Accrued postretirement benefits	58.2	57.5
Other long-term liabilities	82.4	66.4
Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock; par value $.01; 900 shares authorized and issued at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	852.6	848.8
Retained deficit	(18.1)	(3.4)
Accumulated other comprehensive income	49.2	—

Total Stockholder’s Equity	883.7	845.4

	$5,376.3	$4,808.4

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions)

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Revenues	$1,664.3	$1,395.0	$4,879.5	$3,255.4
Cost of sales	1,575.8	1,289.6	4,603.7	2,933.6

Gross profit	88.5	105.4	275.8	321.8
Selling, general and administrative expense	83.8	54.2	204.1	114.2
Restructuring and other charges	2.3	2.6	11.2	2.3
(Gains) losses on derivative financial instruments	(12.4)	10.7	(47.7)	5.5

Operating income	14.8	37.9	108.2	199.8
Interest expense	58.3	26.6	168.8	54.3
Interest income	(3.4)	(0.9)	(5.6)	(1.5)
Loss on early extinguishment of debt	—	53.7	—	53.7
Other expense (income), net	0.8	(2.8)	8.1	(1.7)

(Loss) income before provision for income taxes and minority interests	(40.9)	(38.7)	(63.1)	95.0
(Benefit from) provision for income taxes	(44.6)	(14.7)	(49.0)	35.0

Income (loss) before minority interests	3.7	(24.0)	(14.1)	60.0
Minority interests, net of provision for income taxes	0.2	0.2	0.6	0.6

Net income (loss)	$3.5	$(24.2)	$(14.7)	$59.4

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	(Successor)	(Predecessor)
	For the nine months ended September 30
	2007	2006
Operating activities
Net (loss) income	$(14.7)	$59.4
Depreciation and amortization	154.3	63.4
(Benefit from) provision for deferred income taxes	(50.3)	(2.9)
Excess income tax benefits from exercise of stock options	—	(3.6)
Restructuring and other charges:
Charges	11.2	2.3
Payments	(11.9)	(5.9)
Non-cash loss on early extinguishment of debt	—	16.4
Stock-based compensation expense	2.9	7.1
Unrealized (gains) losses on derivative financial instruments	(26.0)	7.1
Charges related to step up in carrying value of inventory	57.2	9.1
Other non-cash charges	8.1	3.7
Changes in operating assets and liabilities:
Accounts receivable	(86.6)	(119.2)
Inventories	150.8	5.6
Other assets	37.4	3.3
Accounts payable and accrued liabilities	(21.6)	105.0

Net cash provided by operating activities	210.8	150.8
Investing activities
Acquisition of Aleris International, Inc.	(11.5)	—
Purchase of businesses, net of cash acquired	(314.7)	(824.3)
Payments for property, plant and equipment	(135.5)	(53.5)
Proceeds from sale of property, plant and equipment	0.4	1.5
Other	(0.8)	(0.1)

Net cash used by investing activities	(462.1)	(876.4)
Financing activities
Net proceeds from long-term revolving credit facilities	155.9	36.2
Payments on long-term debt	(6.2)	(327.6)
Proceeds from issuance of long-term debt	100.0	1,154.7
Debt issuance costs	(3.7)	(29.9)
Change in restricted cash	0.3	(9.2)
Proceeds from exercise of stock options	—	1.5
Excess income tax benefits from exercise of stock options	—	3.6
Repurchase of common stock for treasury	—	(2.6)
Other	(0.6)	(0.7)

Net cash used by financing activities	245.7	826.0
Effect of exchange rate differences on cash and cash equivalents	4.0	0.4

Net (decrease) increase in cash and cash equivalents	(1.6)	100.8
Cash and cash equivalents at beginning of period	126.1	6.8

Cash and cash equivalents at end of period	$124.5	$107.6

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

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

The Acquisition was recorded as of December 19, 2006. The accompanying consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 (the “Successor” period) include the preliminary application of purchase accounting and the establishment of a new basis of accounting necessitated by the Acquisition. The accompanying financial statements for the three and nine months ended September 30, 2006 (the “Predecessor” period) do not reflect this new basis of accounting.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B – INVENTORIES

The components of inventories are:

	(Successor)
	September 30, 2007	December 31, 2006
Finished goods	$325.2	$344.4
Raw materials	282.3	369.3
Work in process	284.8	270.7
Supplies	53.7	39.2

	$946.0	$1,023.6

At December 31, 2006, consolidated inventories included approximately $58.0 associated with the write-up of acquired inventory to fair value in connection with the Acquisition. Substantially all of this write-up was included within “Cost of Sales” in the consolidated statement of operations for the nine months ended September 30, 2007.

NOTE C – ACQUISITIONS

During the nine months ended September 30, 2007, we completed three acquisitions (collectively referred to as the “2007 acquisitions”). On September 11, 2007, we completed our purchase of Wabash Alloys (“Wabash”), a producer of aluminum casting alloys and molten metal, from Connell Limited partnership, for a cash purchase price of $171.6, including acquisition related expenses. The purchase price paid was funded through additional indebtedness as discussed in Note E. The purchase price paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is preliminary and final determination of required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of integration plans, and the finalization of the related deferred tax assets and liabilities. The results of Wabash are included in the results of operations for the three and nine months ended September 30, 2007 since the date of acquisition. The acquisition of Wabash is expected to provide opportunities to broaden our customer base and optimize processing capabilities within our specification alloy operations.

The following presents the preliminary allocation of the purchase price related to the Wabash acquisition:

Current assets	$138.3
Property, plant and equipment	53.7
Goodwill	76.2
Current liabilities	(96.6)

Cash paid	$171.6
Less: cash acquired	(5.6)

Cash paid, net of cash acquired	$166.0

Also, during the nine months ended September 30, 2007, we completed the acquisitions of EKCO Products and Alumox Holding AS (“other acquisitions made in 2007”) for an aggregate cash purchase price of $53.2, including acquisition related expenses. The purchase price allocations associated with these acquisitions is preliminary and subject to finalization in the remainder of the allocation periods. The results of operations of the acquired businesses are included in the results of operations of the global rolled and extruded products and global recycling reportable segments for the three and nine months ended September 30, 2007 since the date of acquisition.

On August 1, 2006, we acquired the downstream aluminum business of Corus Group plc (“Corus Aluminum”) for a cash purchase price of €695.5 (approximately $885.7), subject to adjustment based on the finalization of working capital delivered and net debt assumed. In August 2007, we paid Corus Group plc a purchase price adjustment of €70.0 (approximately $95.5) and paid the final purchase price adjustment of €1.4 (approximately $2.0) in October 2007.

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the three and nine months ended September 30, 2007 and 2006 presents our combined results of operations as if the Acquisition and related refinancing as well as the acquisitions of Corus Aluminum and the 2007 acquisitions had occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisitions been made at the beginning of the period presented or the future results of combined operations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$1,793.8	$1,822.6	$5,474.5	$5,299.7
Gross profit	87.7	134.9	295.1	504.1
Net income (loss)	7.2	(53.7)	(17.6)	0.1

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill for the nine months ended September 30, 2007.

	Unallocated goodwill	Global rolled and extruded products	Global recycling	Global zinc	Total
Balance at December 31, 2006	$1,362.4	$—	$—	$—	$1,362.4
Acquisitions	—	2.9	89.7	—	92.6
Purchase price allocation adjustments	(1,362.4)	862.5	295.1	99.1	(105.7)
Currency translation adjustments	—	(1.0)	(2.9)	—	(3.9)

Balance at September 30, 2007	$—	$864.4	$381.9	$99.1	$1,345.4

During the nine months ended September 30, 2007 we recorded adjustments to the preliminary purchase price allocation associated with the Acquisition to reflect the preliminary appraised values of our long-lived assets, to increase the estimated purchase price paid for our acquisition of Corus Aluminum, to finalize the adjustment necessary to state the acquired inventories to their fair value, to record certain liabilities assumed, and to record deferred income taxes related to purchase price allocation adjustments. Based on the preliminary valuation of intangible assets completed during the third quarter related to the Acquisition, we recorded $28.2 of amortization expense, approximately $16.6 of which relates to the six months ended June 30, 2007. Net income for the three months ended September 30, 2007 was negatively impacted by approximately $15.4 related to this change in estimate. The purchase price allocation associated with the Acquisition remains preliminary and subject to the finalization of the valuations of the acquired tangible and intangible long-lived assets, the finalization of our restructuring initiatives and the determination of deferred income taxes. In addition, the allocation of goodwill to the reporting units is preliminary and may change based on the finalization of the appraisals of the acquired fixed and intangible assets. The following presents the adjusted preliminary allocation of the purchase price related to the Acquisition:

Current assets	$899.9
Property, plant and equipment	1,231.6
Goodwill	1,254.5
Other assets	442.8
Long-term debt	(1,467.1)
Accrued pension and post-retirement benefits	(236.7)
Other long-term liabilities	(388.1)

Cash paid	$1,736.9

During the third quarter of 2007, we acquired Wabash for a cash purchase price of $171.6, including acquisition related expenses. The preliminary purchase price allocation resulted in $76.2 of goodwill which has been included within the global recycling segment. The purchase price allocation is subject to the finalization of appraisals of the acquired tangible and intangible assets and the completion of our restructuring initiatives.

The preliminary purchase price allocations for other acquisitions made in 2007 resulted in $16.4 of goodwill which has been included within the global rolled products and the global recycling segments. These purchase price allocations are subject to the finalization of appraisals of the acquired tangible and intangible assets and the completion of our restructuring initiatives.

The following table summarizes the details of other intangible assets recorded on our consolidated balance sheet as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Trade name and trademarks	$103.6	$—	$103.6	$7.8	$—	$7.8
Technology	35.8	(2.6)	33.2	12.8	(0.1)	12.7
Customer contracts & relationships	269.2	(30.8)	238.4	64.0	(0.4)	63.6

	$408.6	$(33.4)	$375.2	$84.6	$0.5	$84.1

The fair value of these intangible assets is subject to the completion of a third party appraisal and may differ from the amounts shown herein.

NOTE E – LONG-TERM DEBT

Our long-term debt is summarized as follows:

	September 30, 2007	December 31, 2006
Revolving Credit Facility	$504.2	$328.6
Term Loan Facility	1,250.8	1,225.0
9% Senior Notes, due December 15, 2014	600.0	600.0
9% New Senior Notes, due December 15, 2014, net of discount	100.0	—
10% Senior Subordinated Notes, due December 15, 2016	400.0	400.0
Other	33.0	34.4

Subtotal	2,888.0	2,588.0
Less current maturities	18.6	20.5

Total	$2,869.4	$2,567.5

On August 23, 2007, in connection with our acquisition of Wabash, we entered into an incremental commitment agreement, thereby amending our revolving credit facility (defined below). This agreement increased the facility size by $100.0, to up to $850.0, subject to applicable borrowing bases. In addition, on September 1, 2007 we issued $105.4 aggregate principal amount of 9% senior notes (“new senior notes”). We incurred $4.4 of fees and expenses associated with issuing the new senior notes and amending our revolving credit facility which have been capitalized as debt issuance costs.

On December 19, 2006, in conjunction with the Acquisition, we amended and restated the $750.0 revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum (the “revolving credit facility”) to, in part, increase the maximum borrowings by $100.0, subject to lender approval. In addition, we amended and restated the term loan facility entered into on August 1, 2006 to increase the maximum borrowings to $825.0 and €303.0 (the “term loan facility” and, together with the revolving credit facility, the “2006 credit facilities”). We also issued $600.0 of senior notes (the “senior notes”) and $400.0 of senior subordinated notes (the “senior subordinated notes”). We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the Acquisition. We incurred $87.2 of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.

Revolving Credit Facility

Our revolving credit facility provides senior secured financing of up to $850.0. We and certain of our U.S. and international subsidiaries are borrowers under this revolving credit facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers also have the ability to borrow under this revolving credit facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The revolving credit facility provides for the issuance of up to $50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of September 30, 2007, we estimate that our borrowing base would have supported borrowings of $775.0. After giving effect to the $504.2 of outstanding borrowings as well as outstanding letters of credit of $34.1, we had $236.7 available for borrowing as of September 30, 2007.

The weighted average interest rate under the revolving credit facility as of September 30, 2007 was 6.8%.

There is no scheduled amortization under the revolving credit facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

Term Loan Facility

Our term loan facility is a seven-year credit facility maturing on December 19, 2013. The term loan facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. We have borrowed the maximum amount under this term loan facility as of September 30, 2007. On March 16, 2007, the Company amended the term loan agreement, to reduce the pricing grid for loans under the amended term loan facility was reduced by 37.5 basis points. In addition, as amended, the term loan facility provides that in the case of certain future repricing transactions, we will pay the existing lenders under the term loan facility a fee equal to 1% of the aggregate principal amount of all loans prepaid, converted or outstanding in the repricing transaction.

In March 2007, we entered into an interest rate swap to fix the base interest rate paid on $700.0 of the amount outstanding under the term loan facility. Under the terms of the swap agreement, we will receive interest based upon LIBOR and pay a base rate of 4.93%. The swap matures in March 2010.

At September 30, 2007, the weighted average interest rate for borrowings under the term loan facility was 7.2%.

Senior Notes

On December 19, 2006, Merger Sub, Inc. issued $600.0 aggregate original principal amount of 9.0% / 9.75% senior notes under a senior indenture (the “senior indenture”). As the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the senior indenture. The senior notes mature on December 15, 2014.

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

Senior Subordinated Notes

On December 19, 2006, Merger Sub issued $400.0 aggregate original principal amount of 10.0% senior subordinated notes under a senior subordinated indenture (the “senior subordinated indenture”). As the surviving corporation in the Acquisition, we assumed all the obligations of Merger Sub under the senior subordinated indenture. The senior subordinated notes mature on December 15, 2016. Interest on the senior subordinated notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007.

New Senior Notes

On September 11, 2007, we issued $105.4 aggregate original principal amount of 9% new senior notes. Deutsche Bank Securities, Inc. purchased the new senior notes with an original issue discount at 94.87%, less an initial purchaser’s fee and commitment fee. The new senior notes mature on December 15, 2014. Interest on the new senior notes is payable in cash semi-annually in arrears on each June 15 and December 15, commencing on December 15, 2007.

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

During the third quarter of 2007, we increased our reserves for environmental remediation liabilities at certain of our locations acquired in connection with the acquisition of Corus Aluminum. As Corus Group plc has indemnified us for any pre-existing environmental liabilities, we have recorded a receivable included within “Other Assets” in the consolidated balance sheet. Our reserves for environmental remediation liabilities totaled $22.6 and $15.0 at September 30, 2007 and December 31, 2006, respectively, and have been classified as “Other long-term liabilities” in the consolidated balance sheet.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At September 30, 2007 and December 31, 2006, our total asset retirement obligations for our landfills were $11.7 and $12.0, respectively.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE G – COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006.

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Net income (loss)	$3.5	$(24.2)	$(14.7)	$59.4
Changes in other comprehensive income (loss), net of tax:
Currency translation adjustments	32.2	(2.8)	53.9	3.5
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(3.9)	(0.8)	(5.7)	(19.5)
Net amount reclassified to income	(4.1)	(1.5)	(2.0)	(3.0)
Income tax effect	3.1	1.2	3.0	8.9

Net unrealized (losses) gains on derivative financial instruments	(4.9)	(1.1)	(4.7)	(13.6)

Comprehensive income (loss)	$30.8	$(28.1)	$34.5	$49.3

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

Reportable Segment Information

The following table shows our segment assets as of September 30, 2007 and December 31, 2006:

	(Successor)
	September 30, 2007	December 31, 2006
Assets:
Global rolled and extruded products	$3,534.2	$2,480.7
Global recycling	1,298.2	597.8
Global zinc	282.3	184.4
Other unallocated assets	261.6	1,545.5

Total assets	$5,376.3	$4,808.4

The following table shows our revenues and segment income for the three and nine months ended September 30, 2007 and 2006:

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Revenues:
Global rolled and extruded products	$1,146.3	$877.6	$3,299.8	$1,767.9
Global recycling	425.1	375.7	1,267.1	1,110.3
Global zinc	133.0	148.8	423.6	397.4
Intersegment revenues	(40.1)	(7.1)	(111.0)	(20.2)

Total revenues	$1,664.3	$1,395.0	$4,879.5	$3,255.4

Segment income:
Global rolled and extruded products	$41.7	$40.4	$80.0	$135.2
Global recycling	9.0	22.2	49.9	69.8
Global zinc	3.6	14.2	10.1	49.2

Total segment income	$54.3	$76.8	$140.0	$254.2

Unallocated amounts:
Corporate general and administrative expenses	$(20.5)	$(18.9)	$(57.6)	$(52.1)
Restructuring and other charges	(2.3)	(2.6)	(11.2)	(2.3)
Loss from early extinguishment of debt	—	(53.7)	—	(53.7)
Interest expense	(58.3)	(26.6)	(168.8)	(54.3)
Unrealized (losses) gains on derivative financial instruments	(21.6)	(24.3)	26.0	(7.1)
Realized hedge gain on foreign currency derivative	1.9	9.8	0.9	9.8
Interest and other income, net	5.6	0.8	7.6	0.5

(Loss) income before provision for income taxes and minority interests	$(40.9)	$(38.7)	$(63.1)	$95.0

NOTE I – STOCK-BASED COMPENSATION

Successor Stock-Based Compensation Plan

In February 2007 the Board of Directors of Holdings approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. During the nine months ended September 30, 2007, Holdings granted 663,766 stock options to certain members of the Company’s senior management. The options have a weighted average exercise price of $100.98 and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG’s investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.

During the three and nine months ended September 30, 2007, we recorded $1.1 and $2.9, respectively, of compensation expense associated with these options. The weighted-average fair value of the time and event-based options was approximately $51.38 and $36.18 per option, respectively. At September 30, 2007, there was $17.6 of compensation expense that will be recognized over the next five years and $9.6 of compensation expense that will be recognized upon the occurrence of the liquidity event.

The Company used the Monte Carlo Simulation method to estimate the fair value of the stock options granted in 2007. Under this method, the estimate of fair value is affected by the assumptions included in the following table, certain of which are highly complex and subjective. Expected equity volatility was determined based upon historical stock prices of our peer companies. The expected term of the event-based options granted was determined based upon a range of estimates regarding the timing of a liquidity event. The following table summarizes the significant assumption used to determine the fair value of the stock options granted during the nine months ended September 30, 2007:

Expected timing of liquidity event in years	2-7
Weighted average expected option life in years	4.6
Risk-free interest rate	4.8%
Equity volatility factor	65.8%
Dividend yield	0.0%

Predecessor Stock-Based Compensation Plan

As of December 31, 2006, 185,017 share units which were granted prior to the Acquisition remained outstanding. During the nine months ended September 30, 2007, the Company paid $11.5 to holders of these share units. The payments have been classified as “Investing activities” in the consolidated statement of cash flows.

NOTE J – INCOME TAXES

Our effective tax (benefit) rate was (110.0)% and (37.0)% for the three months ended September 30, 2007 and 2006, respectively, and (78.4)% and 36.8% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax (benefit) rate for the nine months ended September 30, 2007 differs from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions. Also, in the third quarter of 2007, we reported a discrete item to reflect a change in the combined German statutory rate for corporate income tax and trade tax from approximately 38.4% to 29.5% effective January 1, 2008, resulting from legislation that was enacted on July 6, 2007. The income tax benefit reported for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in a tax benefit of $31.6 during the third quarter after the application of the newly enacted rates to the existing deferred balances.

At September 30, 2007, we had valuation allowances to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Any subsequent reversal of the valuation allowances will be recorded against goodwill, other identifiable intangible assets or income tax expense.

We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. As of the date of adoption, we had $1.9 of unrecognized tax benefits, all of which would be recorded against goodwill and other identifiable intangible assets. As of September 30, 2007, we have $3.2 of unrecognized tax benefits. The incremental $1.3 of unrecognized benefit will impact our effective rate if recognized.

We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the consolidated statement of operations. As of September 30, 2007, we had approximately $0.1 of accrued interest related to uncertain tax positions.

The 2001 through 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of the first quarter of 2008. The Internal Revenue Service is currently examining the Aleris 2004 U.S. Federal income tax return. After completion of the 2004 examination, it is expected that the Internal Revenue Service will also examine the 2005 and 2006 U.S. Federal income tax returns.

NOTE K – EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Components of the net periodic benefit expense for the three and nine months ended September 30, 2007 and 2006 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended September 30		For the nine months ended September 30		For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$0.7	$0.8	$2.0	$2.6	$1.5	$1.0	$4.2	$1.3
Interest cost	1.9	1.8	5.6	5.3	3.1	2.1	9.1	2.6
Amortization of net loss	—	—	—	—	—	0.1	—	0.3
Expected return on plan assets	(2.3)	(2.1)	(6.7)	(5.9)	(2.0)	(1.1)	(5.7)	(1.1)

Net periodic benefit cost	$0.3	$0.5	$0.9	$2.0	$2.6	$2.1	$7.6	$3.1

Other Postretirement Benefit Plans

The components of net postretirement benefit expense for the three and nine months ended September 30, 2007 and 2006 are as follows:

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Service cost	$0.2	$0.2	$0.7	$0.7
Interest cost	0.9	0.8	2.5	2.2

Net periodic benefit cost	$1.1	$1.0	$3.2	$2.9

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum and zinc products as well as certain alloys used in our production processes, and certain currency and interest rate exposures. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as “Derivative financial instruments” and as a component of “Other current liabilities”. The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007		December 31, 2006
	Fair value	Deferred losses, net of tax	Fair value	Deferred gains, net of tax
Natural gas	$(2.9)	$(1.8)	$(1.0)	$—
Aluminum	60.0	—	89.7	—
Zinc	11.2	—	0.4	—
Currency	19.8	—	11.2	—
Interest rate	(4.8)	(2.9)	—	—

During the three and nine months ended September 30, 2006, our natural gas, zinc and certain of our aluminum derivative financial instruments were accounted for as hedges and met SFAS No. 133’s requirements for hedge accounting treatment. As such, the changes in the fair value of certain of these cash flow hedges accumulated on our consolidated balance sheet (in “Accumulated other comprehensive income”) until the underlying hedged item impacted earnings. In conjunction with the preliminary purchase price allocation related to the Acquisition, all amounts previously included within “Accumulated other comprehensive income” were eliminated. Subsequent to the Acquisition, we do not to treat our aluminum, zinc and currency derivative financial instruments as hedges for accounting purposes and, as a result, all changes in the fair value of these derivatives since the Acquisition date have been, and will continue to be, included within our results of operations.

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges under SFAS No. 133 are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations while realized gains and losses on those derivative financial instruments that are accounted for as hedges under SFAS No. 133 are included within “Cost of sales.” The following table summarizes realized gains and losses on derivative financial instruments for the three and nine months ended September 30, 2007 and 2006:

	(Successor)		(Predecessor)		(Successor)		(Predecessor)
	For the three months ended September 30, 2007		For the three months ended September 30, 2006		For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments
Natural gas	$(4.1)	$—	$(0.2)	$—	$(2.0)	$—	$2.7	$—
Aluminum	—	25.9	—	3.5	—	14.7	—	(8.5)
Zinc	—	3.3	1.8	—	—	2.5	0.3	—
Currency	—	4.8	—	10.1	—	4.5	—	10.1

Natural Gas Hedging

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. These contracts are primarily accounted for as cash flow hedges, with the related gains and losses recognized in “Cost of sales” when the gas is consumed. In addition, we have cost escalators included in some of our long-term supply contracts with customers, which limit our exposure to natural gas price risk.

Aluminum Hedging

The selling prices of the majority of the global rolled and extruded products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the global rolled and extruded products segment is subject to the risk of changes in the price of the raw materials it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. In addition, the global rolled and extruded products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We do not treat these derivative financial instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations rather than being deferred in “Accumulated other comprehensive income” and subsequently being included within cost of sales.

The global recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. These contracts are not accounted for as hedges and, as a result, the changes in fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.

Zinc Hedging

In the normal course of business, the global zinc segment enters into fixed-price sales and purchase contracts with a number of its customers and suppliers. In order to hedge the risk of changing LME zinc prices, we enter into LME forward sale and future purchase contracts. During 2006 effective portions of these hedges were included within “Accumulated other comprehensive income” while the ineffective portions were included within “(Gains) losses on derivative financial instruments.” Subsequent to the Acquisition, we no longer treat these derivative financial instruments as hedges for accounting purposes. As a result, the changes in fair value of the contracts are recorded within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations.

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

During the second quarter of 2006, we entered into currency option contracts to fix approximately €275.0 of the purchase price expected to be paid to acquire Corus Aluminum. As that purchase price was denominated in euros, we were exposed to fluctuations in the U.S. Dollar-Euro exchange rate. We entered into these hedges to reduce that risk for a portion of the purchase price expected to be funded in U.S. Dollars. As these hedges matured in the third quarter of 2006, the previously recorded unrealized gains were reversed and realized gains of approximately $9.8 were recorded within “(Gains) losses on derivative financial instruments.”

Interest Rate Hedging

As discussed in Note E, during the nine months ended September 30, 2007, we entered into an interest rate swap to fix the interest rate on a portion of our variable rate borrowings under the term loan facility. Changes in the fair value of the interest rate swap are recorded within “Accumulated other comprehensive income.”

NOTE M – RESTRUCTURING AND OTHER CHARGES

During the three and nine months ended September 30, 2007, we incurred restructuring and other charges of $2.3 and $11.2, respectively, primarily related to potential acquisitions that were not consummated and start-up costs associated with our European headquarters, which are included in “Other” below. During the three and nine months ended September 30, 2006, we recorded restructuring and other charges primarily related to investment advisor and other costs associated with the Acquisition as well as charges related to the closure of our Carson, California rolling mill.

During the nine months ended September 30, 2007, we announced the closure of a specification alloys plant in Dickson, Tennessee, which we acquired in connection with our acquisition of Wabash. We expect to close this facility in the fourth quarter of 2007. During the three and nine months ended September 30, 2007, we recorded adjustments to the purchase price allocation of $3.3 related to the closure of this facility. We expect to record additional adjustments to the purchase price allocation as restructuring activities related the operations we acquired in the acquisition of Wabash continue.

The following table shows the activity and reserve balances related to these restructuring programs for the nine months ended September 30, 2007:

For the nine months ended September 30, 2007	Employee severance and benefit costs	Fees associated with the Acquisition	Exit costs	Other	Total
Balance at December 31, 2006	$1.1	$2.0	$1.6	$—	$4.7
Charges recorded in the statement of operations	2.0	0.9	—	8.3	11.2
Adjustments to the allocation of the Wabash purchase price	0.5	—	2.6	0.2	3.3
Cash payments	(2.1)	(2.9)	(0.4)	(7.3)	(12.7)

Balance at September 30, 2007	$1.5	$—	$3.8	$1.2	$6.5

NOTE N – RELATED PARTY TRANSACTIONS

As discussed in Note I, we recorded $1.1 and $2.9 of compensation expense for the three and nine months ended September 30, 2007, respectively, associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management. In addition, during the three and nine months ended September 30, 2007 we recorded $2.3 and $6.9, respectively, of management fees paid to affiliates of TPG.

NOTE O – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our senior notes and senior subordinated notes. Condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the senior notes or the senior subordinated notes (the “Non-Guarantor Subsidiaries”) are presented below. The condensed consolidating balance sheets are presented as of September 30, 2007 and December 31, 2006, the condensed consolidating statements of operations are presented for the three and nine months ended September 30, 2007 and 2006 and the statements of cash flows are presented for the nine months ended September 30, 2007 and 2006.

	As of September 30, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4.0	$16.5	$104.0	$—	$124.5
Accounts receivable, net	13.2	375.2	507.7	—	896.1
Inventories	3.0	324.5	618.5	—	946.0
Deferred income taxes	33.8	—	0.8	—	34.6
Prepaid expenses	0.8	10.4	11.9	—	23.1
Derivative financial instruments	1.0	16.4	38.5	—	55.9
Other current assets	4.4	3.2	15.2	—	22.8

Total Current Assets	60.2	746.2	1,296.6	—	2,103.0
Property, plant and equipment, net	32.7	365.3	990.0	—	1,388.0
Goodwill	552.3	887.1	(94.0)	—	1,345.4
Intangible assets, net	69.9	211.4	93.9	—	375.2
Deferred income taxes	—	—	8.1	—	8.1
Other assets	69.4	8.0	79.9	—	157.3
Investments in subsidiaries/intercompany receivable (payable), net	2,574.5	(1,041.4)	206.2	(1,740.0)	(0.7)

	$3,359.0	$1,176.6	$2,580.7	$(1,740.0)	$5,376.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$46.7	$266.6	$408.1	$—	$721.4
Accrued liabilities	28.7	72.5	167.7	—	268.9
Deferred income taxes	(3.9)	—	37.8	—	33.9
Current maturities of long-term debt	8.3	0.6	9.7	—	18.6

Total Current Liabilities	79.8	339.7	623.3	—	1,042.8
Long-term debt	2,227.1	1.9	640.4	—	2,869.4
Deferred income taxes	154.4	—	101.9	—	256.3
Accrued pension benefits	—	18.1	165.4	—	183.5
Accrued post-retirement benefits	—	49.7	8.5	—	58.2
Other long-term liabilities	14.0	15.6	52.8	—	82.4
Stockholder’s Equity	883.7	751.6	988.4	(1,740.0)	883.7

	$3,359.0	$1,176.6	$2,580.7	$(1,740.0)	$5,376.3

	As of December 31, 2006 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3.4	$9.8	$112.9	$—	$126.1
Accounts receivable, net	11.3	324.2	357.0	—	692.5
Inventories	8.0	433.7	581.9	—	1,023.6
Deferred income taxes	33.8	—	0.8	—	34.6
Prepaid expenses	1.0	11.1	8.5	—	20.6
Derivative financial instruments	1.9	5.6	70.0	—	77.5
Other current assets	4.6	4.5	9.2	—	18.3

Total Current Assets	64.0	788.9	1,140.3	—	1,993.2
Property, plant and equipment, net	43.4	339.3	840.4	—	1,223.1
Goodwill	1,362.4	—	—	—	1,362.4
Intangible assets, net	—	29.3	54.8	—	84.1
Deferred income taxes	—	—	8.1	—	8.1
Other assets	87.7	0.6	49.2	—	137.5
Investments in subsidiaries/intercompany receivable (payable), net	1,400.7	46.9	157.1	(1,604.7)	—

	$2,958.2	$1,205.0	$2,249.9	$(1,604.7)	$4,808.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53.9	$210.8	$289.6	$—	$554.3
Accrued liabilities	11.2	169.7	157.8	—	338.7
Deferred income taxes	—	—	37.7	—	37.7
Current maturities of long-term debt	8.3	0.7	11.5	—	20.5

Total Current Liabilities	73.4	381.2	496.6	—	951.2
Long-term debt	2,001.7	2.3	563.5	—	2,567.5
Deferred income taxes	28.6	—	112.6	—	141.2
Accrued pension benefits	—	27.8	151.4	—	179.2
Accrued post-retirement benefits	—	50.3	7.2	—	57.5
Other long-term liabilities	9.1	13.0	44.3	—	66.4
Stockholders’ Equity	845.4	730.4	874.3	(1,604.7)	845.4

	$2,958.2	$1,205.0	$2,249.9	$(1,604.7)	$4,808.4

	For the three months ended September 30, 2007 (Successor)
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$33.7	$783.7	$865.1	$(18.2)	$1,664.3
Cost of sales	26.7	715.8	851.5	(18.2)	1,575.8

Gross profit	7.0	67.9	13.6	—	88.5
Selling, general and administrative expense	6.5	43.8	33.5	—	83.8
Restructuring and other charges	—	1.4	0.9	—	2.3
Gains on derivative financial instruments	8.2	(11.1)	(9.5)	—	(12.4)

Operating (loss) income	(7.7)	33.8	(11.3)	—	14.8
Interest expense	7.9	48.1	11.8	(9.5)	58.3
Interest income	—	(0.1)	(12.8)	9.5	(3.4)
Other (income) expense, net	(1.6)	(0.8)	3.2	—	0.8
Equity in net earnings of affiliates	(11.1)	(20.0)	—	31.1	—

Income before provision for income taxes and minority interests	(2.9)	6.6	(13.5)	(31.1)	(40.9)
Provision for income taxes	(6.4)	(3.3)	(34.9)	—	(44.6)

Income before minority interests	3.5	9.9	21.4	(31.1)	3.7
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net income (loss)	$3.5	$9.9	$21.2	$(31.1)	$3.5

	For the three months ended September 30, 2006 (Predecessor)
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$39.3	$799.6	$564.1	$(8.0)	$1,395.0
Cost of sales	33.5	716.4	547.7	(8.0)	1,289.6

Gross profit	5.8	83.2	16.4	—	105.4
Selling, general and administrative expense	0.7	29.6	23.9	—	54.2
Restructuring and other charges	—	2.5	0.1	—	2.6
(Gains) losses on derivative financial instruments	(1.2)	(2.5)	14.4	—	10.7

Operating income (loss)	6.3	53.6	(22.0)	—	37.9
Interest expense	21.7	0.2	4.7	—	26.6
Interest income	(0.2)	—	(0.7)	—	(0.9)
Loss on early extinguishment of debt	53.7	—	—	—	53.7
Other (income) expense, net	(0.1)	(3.6)	0.9	—	(2.8)
Equity in net earnings of affiliates	(18.4)	—	—	18.4	—

(Loss) income before provision for income taxes and minority interests	(50.4)	57.0	(26.9)	(18.4)	(38.7)
(Benefit) provision for income taxes	(26.2)	21.0	(9.5)	—	(14.7)

(Loss) income before minority interests	(24.2)	36.0	(17.4)	(18.4)	(24.0)
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Net (loss) income	$(24.2)	$36.0	$(17.6)	$(18.4)	$(24.2)

	For the nine months ended September 30, 2007 (Successor)
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$105.0	$2,301.2	$2,609.9	$(136.6)	$4,879.5
Cost of sales	88.4	2,126.4	2,525.5	(136.6)	4,603.7

Gross profit	16.6	174.8	84.4	—	275.8
Selling, general and administrative expense	13.9	93.6	96.6	—	204.1
Restructuring and other charges	—	9.0	2.2	—	11.2
Gains on derivative financial instruments	—	(22.8)	(24.9)	—	(47.7)

Operating income	2.7	95.0	10.5	—	108.2
Interest expense	22.6	144.2	30.4	(28.4)	168.8
Interest income	(0.2)	(0.3)	(33.5)	28.4	(5.6)
Other expense (income), net	0.1	(2.2)	10.2	—	8.1
Equity in net earnings of affiliates	1.6	(31.7)	—	30.1	—

(Loss) income before provision for income taxes and minority interests	(21.4)	(15.0)	3.4	(30.1)	(63.1)
Benefit for income taxes	(6.7)	(11.6)	(30.7)	—	(49.0)

(Loss) income before minority interests	(14.7)	(3.4)	34.1	(30.1)	(14.1)
Minority interests, net of provision for income taxes	—	—	0.6	—	0.6

Net (loss) income	$(14.7)	$(3.4)	$33.5	$(30.1)	$(14.7)

	For the nine months ended September 30, 2006
	Aleris International, Inc	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
INCOME STATEMENT DATA
Revenues	$117.6	$2,275.5	$934.2	$(71.9)	$3,255.4
Cost of sales	100.2	2,008.6	896.7	(71.9)	2,933.6

Gross profit	17.4	266.9	37.5	—	321.8
Selling, general and administrative expense	3.0	80.1	31.1	—	114.2
Restructuring and other charges	—	2.2	0.1	—	2.3
(Gains) losses on derivative financial instruments	(13.6)	3.0	16.1	—	5.5

Operating income (loss)	28.0	181.6	(9.8)	—	199.8
Interest expense	48.3	0.3	5.7	—	54.3
Interest income	(0.4)	(0.2)	(0.9)	—	(1.5)
Loss on early extinguishment of debt	53.7	—	—	—	53.7
Other (income) expense, net	(1.2)	(0.9)	0.4	—	(1.7)
Equity in net earnings of affiliates	(104.8)	—	—	104.8	—

Income (loss) before provision for income taxes and minority interests	32.4	182.4	(15.0)	(104.8)	95.0
(Benefit from) provision for income taxes	(27.0)	67.1	(5.1)	—	35.0

Income before minority interests	59.4	115.3	(9.9)	(104.8)	60.0
Minority interests, net of provision for income taxes	—	—	0.6	—	0.6

Net income (loss)	$59.4	$115.3	$(10.5)	$(104.8)	$59.4

	For the nine months ended September 30, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$106.1	$104.7	$—	$210.8

Investing activities
Acquisition of Aleris International, Inc.	(11.5)	—	—	—	(11.5)
Purchase of business, net of cash acquired	(171.6)	(37.9)	(105.2)		(314.7)
Payments for property, plant and equipment	(2.0)	(23.7)	(109.8)	—	(135.5)
Proceeds from sale of property, plant and equipment	—	0.3	0.1	—	0.4
Other	—	(0.8)	—	—	(0.8)

Net cash used by investing activities	(185.1)	(62.1)	(214.9)	—	(462.1)
Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	129.4	—	26.5	—	155.9
Payments on long-term debt	(4.1)	(0.1)	(2.0)		(6.2)
Proceeds from issuance of long-term debt	100.0	—	—	—	100.0
Debt issuance costs	(3.7)	—	—	—	(3.7)
Change in restricted cash	—	0.3	—	—	0.3
Other	—	0.7	(1.3)		(0.6)
Net transfers with subsidiaries	(35.9)	(38.2)	74.1	—	—

Net cash provided (used) by financing activities	185.7	(37.3)	97.3	—	245.7
Effect of exchange rate differences on cash and cash equivalents	—	—	4.0	—	4.0

Net increase (decrease) in cash and cash equivalents	0.6	6.7	(8.9)	—	(1.6)
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	—	126.1

Cash and cash equivalents at end of period	$4.0	$16.5	$104.0	$—	124.5

	For the nine months ended September 30, 2006
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
CASH FLOW DATA
Net cash (used) provided by operating activities	$(22.0)	$145.3	$27.5	$—	$150.8

Investing Activities
Purchase of business, net of cash acquired	(624.7)	—	(199.6)	—	(824.3)
Payments for property and equipment	(4.1)	(32.2)	(17.2)	—	(53.5)
Proceeds from sale of property and equipment	—	1.5	—	—	1.5
Other	—	(1.2)	1.1	—	(0.1)

Net cash used by investing activities	(628.8)	(31.9)	(215.7)	—	(876.4)
Financing Activities
Net proceeds of long-term revolving credit facility	(33.5)	—	69.7	—	36.2
Payments from issuance of long-term debt	(326.9)	—	(0.7)	—	(327.6)
Proceeds from issuance of long-term debt	905.2	—	249.5	—	1,154.7
Debt issuance costs	(29.9)	—	—	—	(29.9)
Change in restricted cash	—	(9.2)	—	—	(9.2)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Excess income tax benefits from exercise of stock options	3.6	—	—	—	3.6
Repurchase of common stock for treasury	(2.6)	—	—	—	(2.6)
Net transfers with subsidiaries	135.2	(94.8)	(40.4)	—	—
Other	—	1.7	(2.4)	—	(0.7)

Net cash provided (used) by financing activities	652.6	(102.3)	275.7	—	826.0
Effects of exchange rate changes on cash	—	—	0.4	—	0.4

Net increase in cash and cash equivalents	1.8	11.1	87.9	—	100.8
Cash and cash equivalents at beginning of period	0.4	(0.3)	6.7	—	6.8

Cash and cash equivalents at end of period	$2.2	$10.8	$94.6	$—	$107.6

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

Our discussion of our financial condition and results of operations also includes various forward-looking statements about our industry, the demand for our products and services, and our projected results. Statements contained in this Form 10-Q that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Form 10-Q and elsewhere are based on certain assumptions that we consider reasonable.

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies, estimates of volumes, revenues, profitability and net income in future quarters, future prices and demand for our products, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	If we fail to successfully integrate past and future acquisitions or address risks associated with divestitures, our financial condition and results of operations could be adversely affected.

•	If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

•

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

•	The loss of certain members of our management may have an adverse effect on our operating results.

•

In addition to our net loss for the nine months ended September 30, 2007, we had substantial historical net losses prior to 2005, and any continuation of net losses in the future may reduce our ability to raise needed capital.

•	Our internal controls for financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur.

•	We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

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

•	We could experience labor disputes that could disrupt our business.

•	We may have to take further charges to earnings if our goodwill or asset values are impaired.

•	Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

•	Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

•	The terms of our existing indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

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

Our reportable segments consist of global rolled and extruded products, global recycling and global zinc. Segment performance is measured utilizing segment income which includes gross profits, plant and business specific other expense (income), selling, general and administrative expense and realized gains and losses on derivative financial instruments. Corporate general and administrative expenses, realized gains and losses on certain derivative financial instruments, unrealized gains and losses on derivative financial instruments, restructuring and other charges, interest expense, interest and other income, and provisions for income taxes are not allocated to individual segments.

In the three and nine months ended September 30, 2007, we generated revenues of $1,664.3 million and $4,879.5 million, respectively, and segment income of $54.3 million and $140.0 million, respectively, compared to revenues of $1,395.0 million and $3,255.4 million, and segment income of $76.8 million and $254.2 million in the three and nine months ended September 30, 2006, respectively. Our segment operating results for the three and nine months ended September 30, 2007 were impacted by both the acquisition of Aleris by TPG and our acquisition of Corus Aluminum. Corus Aluminum impacted our revenues and segment income for nine months to date in 2007 as compared to two months in the comparable periods of 2006. The acquired operations of Corus Aluminum generated revenues of $652.0 million and $1,953.1 million in the three and nine months ended September 30, 2007, respectively, compared to $389.1 million for the three and nine months ended September 30, 2006. The acquired operations of Corus Aluminum contributed segment losses of $0.2 million and $15.2 million in the three and nine months ended September 30, 2007, respectively, as compared to segment losses of $15.5 million for the three and nine months ended September 30, 2006.

Revenues and segment income in certain of our businesses were negatively impacted by trends in the industries of certain customers served, primarily in North America. Lower demand in the North American housing industry and from our distribution customers as well as lower auto, truck and truck trailer production have resulted in lower pounds shipped with respect to the North American rolled products and zinc businesses.

The acquisition by TPG required that all of our assets and liabilities be adjusted to fair value through purchase accounting. These adjustments resulted in an increase in the value of the acquired inventory of approximately $58.0 million. As substantially all of the acquired inventory was sold during the nine months ended September 30, 2007, we included $55.6 million of this write-up in cost of sales, significantly reducing our segment operating results in the nine months ended September 30, 2007. In addition, the application of purchase accounting rules prohibited us from reflecting $12.6 million and $43.2 million of economic benefits associated with settled derivative financial instruments in segment income in the three and nine months ended September 30, 2007, respectively. Corus Aluminum’s results were negatively impacted by $12.8 million and $53.1 million in the three and nine months ended September 30, 2007 as a result of these purchase accounting adjustments. During the three and nine months ended September 30, 2006, Corus Aluminum’s results were negatively impacted by $30.4 million of purchase accounting adjustments.

The acquisition of Wabash, which was completed in September 2007, contributed approximately $39.2 million of revenues and $0.6 of segment loss in the three and nine month periods ended September 30, 2007. The segment loss reflects the negative impacts of approximately $1.4 million of purchase accounting adjustments, primarily related to adjustments to record the acquired inventory to fair value, which was sold during the three months ended September 30, 2007.

Our continued focus on achieving productivity improvements and synergies from the implementation of companywide initiatives led to the realization of approximately $32.0 million and $88.0 million in the three and nine months ended September 30, 2007, $11.0 million and $38.0 million of which were attributable to the Corus Aluminum acquisition.

In addition, in the three months ended September 30, 2007, material margins in our North American rolled products operations were positively impacted as more favorable metal price lag more than offset tightening scrap spreads. However, in the nine months ended September 30, 2007 material margins in our North American rolled products operations were negatively impacted as less favorable metal price lag experienced in the nine months ended September 30, 2007 more than offset overall benefits of the movement in scrap spreads in the nine months ended September 30, 2007.

Further impacting our operating results in the three and nine months ended September 30, 2007 was interest expense of $58.3 million and $168.8 million, respectively, compared to $26.6 million and $54.3 million in the three and nine months ended September 30, 2006, respectively. The increased interest expense reflects the increased indebtedness resulting primarily from the acquisition of Corus Aluminum and the Acquisition.

In addition, we recorded unrealized losses on our derivative financial instruments of $21.6 million and unrealized gains of $26.0 million in the three and nine months ended September 30, 2007, respectively, compared to unrealized losses of $24.3 million and $7.1 million in the respective prior year periods. The unrealized losses in the third quarter of 2007 resulted from settlement of contracts with previously unrealized gains coupled with unfavorable movements in LME aluminum and zinc prices. The increase in the unrealized gains during the nine months ended September 30, 2007 resulted primarily from favorable movements of LME aluminum and zinc prices relative to the contractual terms of those derivatives.

The following table presents key financial and operating data on a consolidated basis for the three and nine months ended September 30, 2007 and 2006. The 2007 periods reflect the change in the basis of accounting necessitated by the Acquisition and are referred to as the “Successor Periods” throughout this Form 10-Q while the 2006 periods are referred to as the “Predecessor Periods.”

	(Successor)	(Predecessor)		(Successor)	(Predecessor)
	For the three months ended September 30		Percent change	For the nine months ended September 30		Percent change
	2007	2006		2007	2006
	(in millions, except percentages)
Revenues	$1,664.3	$1,395.0	19%	$4,879.5	$3,255.4	50%
Cost of sales	1,575.8	1,289.6	22	4,603.7	2,933.6	57

Gross profit	88.5	105.4	(16)	275.8	321.8	(14)
Gross profit as a percentage of revenues	5.3%	7.6%		5.7%	9.9%
Selling, general and administrative expense	83.8	54.2	55	204.1	114.2	79
Restructuring and other charges	2.3	2.6	(12)	11.2	2.3	387
(Gains) losses on derivative financial instruments	(12.4)	10.7	*	(47.7)	5.5	*

Operating income	14.8	37.9	(61)	108.2	199.8	(46)
Interest expense	58.3	26.6	119	168.8	54.3	211
Interest income	(3.4)	(.9)	278	(5.6)	(1.5)	273
Loss on early extinguishment of debt	—	53.7	(100)	—	53.7	(100)
Other expense (income), net	0.8	(2.8)	*	8.1	(1.7)	*

(Loss) income before provisions for income taxes and minority interests	(40.9)	(38.7)	(6)	(63.1)	95.0	*
(Benefit from) provision for income taxes	(44.6)	(14.7)	203	(49.0)	35.0	*

Income (Loss) before minority interests	3.7	(24.0)	*	(14.1)	60.0	*
Minority interests, net of provision for income taxes	0.2	0.2	—	0.6	0.6	—

Net income (loss)	$3.5	$(24.2)	* %	$(14.7)	$59.4	* %

Total segment income	$54.3	$76.8		$140.0	$254.2
Corporate general and administrative expenses	(20.5)	(18.9)		(57.6)	(52.1)
Restructuring and other charges	(2.3)	(2.6)		(11.2)	(2.3)
Loss on early extinguishment of debt	—	(53.7)		—	(53.7)
Interest expense	(58.3)	(26.6)		(168.8)	(54.3)
Unrealized (losses) gains on derivative financial instruments	(21.6)	(24.3)		26.0	(7.1)
Realized hedge gain on foreign currency derivative	1.9	9.8		0.9	9.8
Interest and other income, net	5.6	0.8		7.6	0.5

(Loss) income before provision for income taxes and minority interests	$(40.9)	$(38.7)		$(63.1)	$95.0

*	Result not meaningful

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Shipments

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	(Successor)	(Predecessor)
	For the three months ended September 30		Percent change
	2007	2006
	(in millions, except percentages)
Revenues:
Global rolled and extruded products	$1,146.3	$877.6	31%
Global recycling	425.1	375.7	13
Global zinc	133.0	148.8	(11)
Intersegment revenues	(40.1)	(7.1)	465

Consolidated revenues	$1,664.3	$1,395.0	19%

Pounds shipped:
Global rolled and extruded products	596.0	505.4	18%
Global recycling	820.8	776.0	6
Global zinc	86.9	98.9	(12)

Total pounds shipped	1,503.7	1,380.3	9%

Consolidated revenues for the three months ended September 30, 2007 increased $269.3 million compared to the three months ended September 30, 2006. The acquired operations of Corus Aluminum contributed $652.0 million in the three months ended September 30, 2007 as compared to $389.1 million in the three months ended September 30, 2006. The three months ended September 30, 2007 included three months of revenues versus approximately two months in the corresponding period in 2006. The other acquisitions made in 2007 contributed revenues of approximately $38.6 million for the three months ended September 30, 2007. Excluding the impact of Corus Aluminum and the 2007 acquisitions, global rolled and extruded products revenues decreased $32.8 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Global recycling segment revenues increased $49.4 million in the three months ended September 30, 2007 compared to the prior year period due primarily to higher shipment levels associated with the acquisition of Wabash and the strengthening of the euro against the U.S. dollar. Global zinc revenues decreased $15.8 million in the third quarter of 2007 compared to the third quarter of 2006 as lower shipment levels more than offset higher LME zinc prices.

Global Rolled and Extruded Products Revenues

Global rolled and extruded products revenues for the three months ended September 30, 2007 increased $268.7 million compared to the three months ended September 30, 2006. The increase in revenues resulted primarily from the acquisition of Corus Aluminum, which generated incremental revenues of $262.9 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Additionally, the other acquisitions made in 2007 contributed revenues of approximately $38.6 million for the three months ended September 30, 2007. Excluding the impact of Corus and other acquisitions made in 2007, increases in the average price of primary aluminum passed along to our customers resulted in an increase in revenues of approximately $20.0 million. Shipment levels in the three months ended September 30, 2007, excluding the impact of Corus Aluminum and the other acquisitions made in 2007, decreased by 10% which resulted in decreased revenues of approximately $33.0 million. The reduction in shipments was due to reduced demand in the North American housing industry and across most other industries served by our North American operations. Despite the lower demand, rolling margins during the third quarter of 2007 were comparable to the prior year period.

Global Recycling Revenues

Global recycling revenues increased $49.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily as a result of the acquisition of Wabash and the impact of currency exchange rates. Wabash contributed approximately $39.2 million of revenues, and the strengthening of the euro against the U.S. dollar increased revenues by approximately $12.8 million.

Global Zinc Revenues

Global zinc revenues decreased $15.8 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease resulted primarily from a 12% reduction in shipments due to reduced demand for zinc, primarily from our tire and rubber customers. The reduction in shipments resulted in decreased revenues of approximately $20.5 million. The impact of decreased shipments was partially offset by higher average selling prices per ton related to products shipped, driven by an increase in the LME price of zinc.

Segment Income and Gross Profit

The following table shows segment income reconciled to gross profit for the three months ended September 30, 2007 and 2006:

	(Successor)	(Predecessor)
	For the three months ended September 30		Percent change
	2007	2006
	(in millions, except percentages)
Segment income:
Global rolled and extruded products	$41.7	$40.4	3%
Global recycling	9.0	22.2	(59)
Global zinc	3.6	14.2	(75)

Total segment income	$54.3	$76.8	(29)%
Items not included in gross profit:
Segment selling, general and administrative expense	$63.3	$35.3	79%
Realized losses on derivative financial instruments	(32.0)	(3.8)	(742)
Other expenses, net	2.9	(2.9)	*

Gross profit	$88.5	$105.4	(16)%

Global Rolled and Extruded Products Segment Income

Global rolled and extruded products segment income for the three months ended September 30, 2007 increased $1.3 million compared to the three months ended September 30, 2006. This net increase was primarily due to the following:

•

The acquired operations of Corus Aluminum generated a loss of $0.2 million in the three months ended September 30, 2007 as compared to a loss of $15.5 million in the comparable period in 2006. Results for the three months ended September 30, 2006 were impacted by purchase accounting adjustments to record acquired inventory to fair value of $9.1 million. Purchase accounting rules effectively eliminate the profit associated with acquired work-in-process and finished goods inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. Also, forgone benefits associated with acquired derivatives totaled approximately $12.9 million and $21.3 million in the three months ended September 30, 2007 and 2006, respectively, as a result of the application of purchase accounting rules. Positively impacting the operating results of Corus Aluminum in the three months ended September 30, 2007 were benefits from acquisition-related synergies, productivity improvements and six sigma initiatives;

•

Productivity improvements and cost reductions, including the implementation of six sigma initiatives, increased segment income by approximately $13.0 million, excluding Corus Aluminum, in the three months ended September 30, 2007;

•	Increased year-over-year favorable impact of metal price lag, excluding Corus Aluminum and other acquisitions made in 2007, which more than offset the impact of reduced scrap spreads;

•

Lower volumes, excluding the impact of Corus Aluminum and other acquisitions made in 2007, during the third quarter of 2007 compared to the prior year period, which reduced segment income by approximately $13.0 million;

•

Additional amortization expense related to the amortization of the fair value of finite-lived intangible assets resulting from the Acquisition reduced segment income by approximately $16.4 million; and

•

Excluding Corus Aluminum, approximately $0.2 million and $0.5 million of economic benefits associated with settled derivative financial instruments were not included within segment income in the three months ended September 30, 2007 and 2006, respectively, as a result of purchase accounting rules.

Global Recycling Segment Income

Global recycling segment income in the three months ended September 30, 2007 decreased by $13.2 million compared to the same period in 2006 primarily due to higher amortization expense associated with finite-lived intangible assets resulting from the Acquisition, changes in currency exchange rates and the loss associated with the acquisition of Wabash. Increased amortization expense reduced segment income by $6.9 million. Changes in currency exchange rates, primarily associated with the Brazilian real, contributed approximately $2.3 million of the decrease in segment income. Wabash generated a segment loss of $0.6 million, which reflects the negative impact of purchase accounting adjustments totaling approximately $1.4 million.

Global Zinc Segment Income

Global zinc segment income decreased by $10.6 million, in the three months ended September 30, 2007 compared to the same period in 2006. This decrease is primarily attributable to lower shipment levels, tightening margins and the increased amortization expense related to the values estimated in the preliminary appraisals of the finite-lived intangible assets. Lower shipments resulted in approximately $4.7 million of the reduction in segment income. The impact of increased amortization expense associated with the Acquisition reduced segment income by approximately $4.0 million.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense (“SG&A”) increased $29.6 million in the three months ended September 30, 2007 as compared to the prior year period. As a percentage of revenues, consolidated SG&A increased to 5.0% in the three months ended September 30, 2007 from 3.9% in the three months ended September 30, 2006. Segment SG&A increased by $28.0 million primarily as a result of higher amortization expense of $27.2 related to the preliminary valuation of finite-lived intangible assets as a result of the Acquisition. Additionally, Corus Aluminum was included for the full third quarter in 2007 compared to two months for the comparable period in the prior year. Partially offsetting these increases in SG&A is lower incentive compensation expense. Corporate SG&A increased $1.6 million as lower incentive and stock compensation expense were offset by sponsor management fees of $2.3 million and administrative expenses associated with our new European headquarters of $1.4 million.

Restructuring and Other Charges

During the three months ended September 30, 2007, we incurred $2.3 million of restructuring and other charges primarily related to costs associated with potential acquisitions that were not consummated as well as start up costs associated with our European headquarters.

(Gains) Losses on Derivative Financial Instruments

Amounts recorded within “(Gains) losses on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges. During the three months ended September 30, 2007, we recorded $29.2 million of realized gains on our metal derivative financial instruments and $4.8 million of realized gains on our currency derivative financial instruments. The realized gains on our metal derivatives resulted primarily from the settlement of forward sales contracts that hedged a portion of our aluminum inventories. These derivative financial instruments, while reducing the impact of declining LME prices on our operating results, also reduce our ability to benefit from increasing LME prices. Realized currency gains resulted primarily from the weakening of the U.S. dollar against the euro. We recorded gains upon the settlement of our currency derivative financial instruments which fixed the amount of euros we were to receive on anticipated U.S. dollar denominated sales by our European operations at rates more favorable than the prevailing rates at the time of settlement. These realized gains have been included within segment income of the respective segments to which the derivatives relate. Further, purchase accounting rules under U.S. GAAP prohibited us from including in segment income $12.6 million of additional economic benefits related to metal and currency derivative financial instruments that settled during the quarter. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments and their impact on segment performance.

During the three months ended September 30, 2007, we also recorded unrealized losses of $27.2 million on metal derivative financial instruments and unrealized gains of $5.6 million on currency derivative financial instruments. The unrealized losses on metal derivatives resulted primarily from the unfavorable movements of the LME prices of aluminum. The unrealized gains on currency derivatives resulted from favorable movements in the U.S. dollar to euro exchange rates from the later of June 30, 2007 or the time the contractual terms of the derivative instruments were agreed upon to September 30, 2007. In addition, the unrealized losses resulted from the reversal of unrealized gains recorded during the second quarter of 2007 on those derivative financial instruments that settled during the three months ended September 30, 2007. The unrealized gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such realized gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the three months ended September 30, 2006, we recorded net realized and unrealized losses of $10.7 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense of $58.3 million increased $31.7 million in the three months ended September 30, 2007 from the comparable period of 2006. The increase resulted from higher levels of debt outstanding primarily as a result of the acquisition of Corus Aluminum and the Acquisition.

Other Income, Net

Other income, net in the three months ended September 30, 2007 primarily represents net losses on the translation of U.S. dollar denominated accounts receivable and accounts payable held by our European entities. The weakening of the U.S. dollar during the three months ended September 30, 2007 resulted in these net receivables being worth fewer euros to our European entities. As the euro is the functional currency of these entities, such changes are recorded within the consolidated statement of operations. These losses are partially offset by gains associated with certain euro denominated transactions held by our U.S. entities.

Provision for Income Taxes

Our effective tax (benefit) rate was (110.0)% and (37.0)% for the three months ended September 30, 2007 and 2006, respectively. Our annual effective tax rate is currently expected to be 78.4%. The quarterly effective tax rate results from the application of the expected annual effective tax rate to our year to date income before income taxes and, in part, represents the difference between the expected annual tax rate used in the three months ended September 30, 2007 and our current estimate of 78.4%. The annual effective tax rate differs from the federal statutory rate applied to losses before income taxes as a result of the mix of income, losses and tax rates between tax jurisdictions. Also, in the three months ended September 30, 2007, the Company reported a discrete item to reflect a change in the combined German statutory rate for corporate income tax and trade tax from approximately 38.4% to 29.5% effective January 1, 2008, resulting from legislation that was enacted on July 6, 2007. The income tax benefit reported for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in a tax benefit of $31.6 million during the third quarter after the application of the newly enacted rates to the existing deferred balances.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Shipments

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	(Successor)	(Predecessor)
	For the nine months ended September 30		Percent change
	2007	2006
	(in millions, except percentages)
Revenues:
Global rolled and extruded products	$3,299.8	$1,767.9	87%
Global recycling	1,267.1	1,110.3	14
Global zinc	423.6	397.4	7
Intersegment revenues	(111.0)	(20.2)	*

Consolidated revenues	$4,879.5	$3,255.4	50%

Pounds shipped:
Global rolled and extruded products	1,727.7	1,070.9	61%
Global recycling	2,433.8	2,321.0	5
Global zinc	263.5	314.9	(16)

Total pounds shipped	4,425.0	3,706.8	19%

Consolidated revenues for the nine months ended September 30, 2007 increased $1,624.1 million compared to the nine months ended September 30, 2006. The acquired operations of Corus Aluminum contributed revenues of $1,953.1 million during the nine months ended September 30, 2007 compared to revenues of $389.1 million in the comparable period of 2006. Also, Wabash and the other 2007 acquisitions contributed additional revenues of approximately $102.8 million. Excluding the impact of Corus Aluminum and other acquisitions made in 2007, global rolled and extruded products revenues decreased $95.7 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as lower shipment levels more than offset the impact of higher average primary aluminum prices. Global recycling segment revenues increased $156.8 million in the nine months ended September 30, 2007 compared to the prior year period due to higher shipment levels, the acquisition of Wabash, as well as the strengthening of the euro against the U.S. dollar. Global zinc revenues increased $26.2 million in the first nine month of 2007 as compared to the first nine month of 2006 as higher average primary zinc prices more than offset a reduction in shipments.

Global Rolled and Extruded Products Revenues

Global rolled and extruded products revenues for the nine months ended September 30, 2007 increased $1,531.9 million compared to the nine months ended September 30, 2006. The increase in revenues resulted primarily from the acquisition of Corus Aluminum, which generated revenues of $1,953.1 million in the nine months ended September 30, 2007 compared to $389.1 million in the comparable period of 2006. Also, the other acquisitions made in 2007 that are reflected in the global rolled and extruded products segment contributed additional revenues of approximately $63.6 million. Excluding the impact of Corus Aluminum and the other acquisitions made in 2007, the global rolled and extruded products segment experienced a 15% reduction in shipment levels which reduced revenues by an estimated $172.9 million in the first nine months of 2007 as compared to the first nine month of 2006. The reduction in shipments was due to reduced demand in the North American housing market and across most other industries served by our North American operations. This decrease was partially offset by increases in the average price of primary aluminum passed along to our customers, which increased revenues by an estimated $88.3 million. Despite the lower demand, rolling margins in the first nine months of 2007 were comparable to the prior year period.

Global Recycling Revenues

Global recycling revenues increased $156.8 million in the nine months ended September 30, 2007 compared to the prior year period primarily as a result of increased shipment levels, the acquisition of Wabash and currency exchange rate fluctuations. Shipped volumes, exclusive of Wabash, increased by approximately 3%, due primarily to strong European industrial activity year over year, partially offset by reduced shipments in North America. Wabash contributed approximately $39.2 of revenues in the nine months ended September 30, 2007. In addition, the strengthening of the euro against the U.S. dollar increased revenues an estimated $39.3 million.

Global Zinc Revenues

Global zinc revenues increased $26.2 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 driven by higher average LME prices of zinc partially offset by reduced volumes shipped. The increase related to the higher average LME prices of zinc resulted in an increase in segment revenues of approximately $72.1 million. The reduction in shipments is primarily due to lower demand for zinc, primarily from our tire and rubber customers, and our decision to exit lower margin business, resulting in decreased revenues of approximately $47.5 million.

Segment Income and Gross Profit

The following table shows segment income reconciled to gross profit for the nine months ended September 30, 2007 and 2006:

	(Successor)	(Predecessor)
	For the nine months ended September 30		Percent change
	2007	2006
	(in millions, except percentages)
Segment income:
Global rolled and extruded products	$80.0	$135.2	(41)%
Global recycling	49.9	69.8	(29)
Global zinc	10.1	49.2	(79)

Total segment income	$140.0	$254.2	(45)%
Items not included in gross profit:
Segment selling, general and administrative expense	$146.5	$62.1	136%
Realized (gains) losses on derivative financial instruments	(20.8)	8.2	*
Other expenses, net	10.1	(2.7)	*

Gross profit	$275.8	$321.8	(14)%

Global Rolled and Extruded Products Segment Income

Global rolled and extruded products segment income for the nine months ended September 30, 2007 decreased $55.2 million compared to the nine months ended September 30, 2006. This net decrease was primarily due to the following:

•

$85.4 million impact in the first nine months of 2007 related to the application of purchase accounting rules under U.S. generally accepted accounting principles. Cost of sales increased by approximately $39.7 million in the first nine months of 2007 as a result of the adjustment to record acquired inventory to fair value, as compared to $9.1 million in the comparable period in 2006. Purchase accounting rules effectively eliminate the profit associated with acquired work-in-process and finished goods inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. Further, approximately $45.7 million and $21.3 million of economic benefits associated with settled derivative financial instruments were not included within segment income for the nine months ended September 30, 2007 and 2006, respectively, as a result of the application of purchase accounting rules;

•	Additional amortization expense in the first nine months of 2007 of $21.7 million was recorded as a result of the finite-lived intangible assets recorded in 2007 in connection with the Acquisition.

•

The acquired operations of Corus Aluminum, which incurred a loss of $15.2 million in the nine months ended September 30, 2007 as compared to a loss of $15.5 in the comparable period in 2006. These losses were due to $75.7 million and $30.4 million of higher costs associated with the impacts of purchase accounting discussed above in the nine months ended September 30, 2007 and 2006, respectively. Additionally, increased amortization expense resulted in a reduction in segment income of approximately $7.9 million in the nine months ended September 30, 2007. Positively impacting the operating results of Corus Aluminum in the nine months ended September 30, 2007 were $38.0 million of benefits from acquisition-related synergies, productivity improvements and six sigma initiatives, and increased volumes and pricing as the operations are benefiting from an improved European economy;

•

Lower volumes, excluding the impact of Corus Aluminum and other acquisitions made in 2007, during the first nine month of 2007 compared to the prior year period, which reduced segment income by approximately $44.5 million;

•

Lower year over year benefits from metal price lag, excluding the impact of Corus Aluminum and other acquisitions made in 2007, substantially offset improvements in rolling margins and scrap spreads; and

•

Productivity improvements and cost reductions, including the implementation of six sigma initiatives, increased segment income by approximately $32.0 million, excluding Corus Aluminum, partially offsetting the unfavorable impact that lower metal price lag benefits had on material margins.

Global Recycling Segment Income

Global recycling segment income in the nine months ended September 30, 2007 decreased by $19.9 million compared to the same period in 2006 primarily due to higher amortization expense associated with finite-lived intangible assets resulting from the Acquisition, changes in currency exchange rates and the loss associated with the acquisition of Wabash. Increased amortization expense associated with finite-lived intangible assets associated with the Acquisition resulted in a reduction to segment income of $6.9 million. Changes in currency exchange rates, primarily the Brazilian real, resulted in approximately $3.8 million of the decrease as compared to the corresponding period in 2006. Wabash generated a segment loss of $0.6 million, which reflects the negative impact of purchase accounting adjustments totaling approximately $1.4 million.

Global Zinc Segment Income

Global zinc segment income decreased by $39.1 million in the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to lower demand and increased amortization expense associated with finite-lived intangible assets resulting from the Acquisition and the due to the impact of purchase accounting adjustments. Lower demand resulting in both lower volumes and lower margins reduced segment income by approximately $22.7 million. Increased amortization expense resulted in a reduction of segment income of approximately $4.0 million in the nine months ended September 30, 2007. Purchase accounting adjustments negatively impacted the nine months ended September 30, 2007 by $11.2 million.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense (“SG&A”) increased $89.9 million in the nine months ended September 30, 2007 as compared to the prior year period. As a percentage of revenues, consolidated SG&A expense increased from 3.5% in the nine months ended September 30, 2006 to 4.2% in the nine months ended September 30, 2007. Segment SG&A increased $84.4 million primarily as a result of the inclusion of nine months of Corus Aluminum compared to two months in the comparable period in the prior year. In addition, segment SG&A was impacted by higher amortization expense related to the preliminary valuation of finite-lived intangible assets as a result of the Acquisition. Corporate SG&A increased $5.5 million primarily due to sponsor management fees of $6.9 million and administrative expenses associated with our new European headquarters of $2.8 million which more than offset reduced incentive and stock based compensation expenses.

Restructuring and Other Charges

During the nine months ended September 30, 2007, we incurred $11.2 million of costs primarily related to potential acquisitions that were not consummated and start-up costs associated with our European headquarters.

(Gains) Losses on Derivative Financial Instruments

Amounts recorded within “(Gains) losses on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges under SFAS No 133. During the nine months ended September 30, 2007, we recorded $17.2 million of realized gains on our metal derivative financial instruments and $4.5 million of realized gains on our currency derivative financial instruments. The realized gains on our metal derivatives resulted primarily from the settlement of forward sales contracts that hedged a portion of our aluminum inventories. These derivative financial instruments, while reducing the impact of declining LME prices on our operating results also reduce our ability to benefit from increasing LME prices. These realized gains have been included within the income of the respective segments to which the derivatives relate. Further, purchase accounting rules under U.S. GAAP prohibited us from including in segment income $45.4 million of additional economic benefits related to metal and currency derivative financial instruments that settled during the nine months ended September 30, 2007. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments.

During the nine months ended September 30, 2007, we also recorded unrealized gains of $14.3 million on metal derivative financial instruments and $11.7 million on currency derivative financial instruments. These gains resulted from the favorable movement of the LME prices of aluminum and zinc as well as U.S. dollar to euro exchange rates from the earlier of December 31, 2007 or the time the contractual terms of the derivative instruments were agreed upon to September 30, 2007. The gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the nine months ended September 30, 2006 we recorded net realized and unrealized losses of $5.5 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense of $168.8 million increased $114.5 million in the nine months ended September 30, 2007 from the comparable period of 2006. The increase resulted primarily from higher levels of debt outstanding as a result of the acquisition of Corus Aluminum and the Acquisition.

Other Expense, Net

Other expense, net of $8.1 million in the nine months ended September 30, 2007 primarily represents net losses on the translation of U.S dollar denominated accounts receivable and accounts payable held by our European entities. The weakening of the U.S. dollar during the three months ended September 30, 2007 has resulted in these net receivables being worth fewer euros to our European subsidiaries. As the euro is the functional currency of these subsidiaries, such changes are recorded within the consolidated statement of operations. These losses are partially offset by gains associated with certain euro denominated transactions held by our U.S. entities.

Provision for Income Taxes

Our effective tax (benefit) rate was (78.4)% and 36.8% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions. Also, in the nine months ended September 30, 2007, the Company reported a discrete item to reflect a change in the combined German statutory rate for corporate income tax and trade tax from approximately 38.4% to 29.5% effective January 1, 2008, resulting from legislation that was enacted on July 6, 2007. The income tax benefit reported for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in a tax benefit of $31.6 million during the nine months after the application of the newly enacted rates to the existing deferred balances.

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

Cash Flows from Operations

Net cash provided by operating activities was $210.8 million in the nine months ended September 30, 2007 and $150.8 million in the nine months ended September 30, 2006. Cash flows from operations in the nine months ended September 30, 2007 benefited from strong operating results, which produced $130.8 million of operating cash as well as our continued focus on working capital management. Reduced inventory levels generated $150.8 million of operating cash flows while accounts receivable increased $86.6 million despite a $147.0 million increase in revenues during the month of September 2007 as compared to December 2006. The $21.6 million decrease in accounts payable and accrued expenses resulted primarily from the timing of our vendor payments partially offset by incentive compensation payments made in the first quarter of 2007.

Cash Flows from Investing Activities

Net cash used by investing activities of $462.1 million primarily reflects capital expenditures of $135.5 million and cash used to fund acquisitions of $326.2 million in the nine months ended September 30, 2007. Capital expenditures in the nine month period ended September 30, 2007 increased from the comparable period of the prior year period by $82.0 million primarily as a result of the acquisition of Corus Aluminum. Capital expenditures in 2007 relate primarily to expansions at our rolling mills in Duffel, Belgium, Koblenz, Germany, Lewisport, Kentucky and Uhrichsville, Ohio. Cash flows from investing activities for the nine months ended September 30, 2007 also reflects the payment related to the acquisitions of Wabash and other acquisitions made in 2007, payments associated with the Acquisition and a payment of €70.0 (approximately $95.5) million to Corus Group plc for the working capital adjustment related to the acquisition of Corus Aluminum.

Overall capital expenditures for 2007 are expected to be approximately $185.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities generally reflect changes in our borrowings and debt obligations associated with payments against amounts outstanding and proceeds from the issuance of new debt. Net cash from our financing activities totaled $245.7 million for the nine months ended September 30, 2007 compared to $826.0 million for the nine months ended September 30, 2006. Cash flows from financing activities in the nine months ended September 30, 2007 includes the issuance of the new senior notes to fund the acquisition of Wabash and usage of amounts available under the revolving credit facility.

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

Our EBITDA calculations represent net income (loss), before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our revolving credit facility and our term loan facility. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. EBITDA as presented below is different than EBITDA as defined under the indentures for the senior notes, senior subordinated notes and the credit agreements for our credit facilities.

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(in millions)
EBITDA	$86.0	$18.7	$254.4	$211.2
Interest expense	(58.3)	(26.6)	(168.8)	(54.3)
Interest income	3.4	0.9	5.6	1.5
Benefit from (provision for) income taxes	44.6	14.7	49.0	(35.0)
Depreciation and amortization	(72.0)	(31.7)	(154.3)	(63.4)
Minority interest, net of provision for income taxes	(0.2)	(0.2)	(0.6)	(0.6)

Net income (loss)	$3.5	$(24.2)	$(14.7)	$59.4
Depreciation and amortization	72.0	31.7	154.3	63.4
(Benefit from) provision for deferred income taxes	(44.5)	(15.9)	(50.3)	(2.9)
Excess income tax benefits from exercise of stock options	—	(0.6)	—	(3.6)
Restructuring and other charges (credits):
Charges	2.3	2.6	11.2	2.3
Payments	(2.7)	(2.2)	(11.9)	(5.9)
Stock-based compensation expense	1.1	2.6	2.9	7.1
Non-cash loss on early extinguishment of debt	—	16.4	—	16.4
Unrealized losses (gains) on derivative financial instruments	21.6	24.3	(26.0)	7.1
Other non-cash charges related to step-up in carrying value of inventory	1.6	9.1	57.2	9.1
Other non-cash charges	2.7	—	8.1	3.7
Net change in working capital	52.6	40.4	80.0	(5.3)

Cash provided by operating activities	$110.2	$84.2	$210.8	$150.8

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

A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. There has been no significant change to our critical accounting policies or estimates during the nine months ended September 30, 2007.

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

COMMODITY PRICE RISK

Aluminum and zinc ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into forwards, futures and options contracts. For accounting purposes, our aluminum derivative instruments are not considered as hedges under SFAS No. 133 and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated statement of operations. Our zinc derivative instruments have historically been accounted for as hedges, and as a result, unrealized gains and losses related to the effective portions of these hedges were recorded in “Accumulated other comprehensive income” within our consolidated balance sheet until the underlying transaction impacted earnings. Subsequent to the Acquisition, we no longer account for our zinc derivatives as hedges and all future changes in fair value will be recorded immediately in our consolidated statement of operations.

Aluminum Hedging

The global rolled and extruded products segment enters into a substantial number of derivative financial instruments in an effort to eliminate the impact of movements in the price of aluminum from the time of order entry and acceptance through product shipment as well as the impact of these price movements on a portion of base inventory levels. As we do not account for these derivatives as hedges under SFAS No. 133, the changes in their fair values are included within “Gains (losses) on derivative financial instruments” in our consolidated statement of operations. However, our measurement of segment profitability only includes the gain or loss associated with those derivatives that have settled during the period.

Global rolled and extruded products segment income included realized gains of $24.8 million and $3.3 million in the three months ended September 30, 2007 and 2006, respectively, related to settled metal hedging contracts. As a result of application of purchase accounting rules, we did not recognize additional cash gains of $13.1 million on derivatives that settled in the three months ended September 30, 2007. These purchase accounting rules will continue to impact our reported segment results in future periods.

Global rolled and extruded products segment income included realized gains (losses) of $14.0 million and $(5.9) million in the nine months ended September 30, 2007 and 2006, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $40.7 million on derivatives that settled in the nine months ended September 30, 2007.

From time-to-time, the global recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to mitigate the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments.

For the three months ended September 30, 2007 and 2006, our global recycling segment income included realized gains (losses) of $1.1 million and $(0.2) million, respectively, for settled metal derivative financial instruments.

For the nine months ended September 30, 2007 and 2006, our global recycling segment income included realized gains (losses) of $0.7 million and $(3.3) million, respectively, for settled metal derivative financial instruments.

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

In the three months ended September 30, 2007 and 2006, our zinc segment’s income included realized gains of $2.5 million and $1.8 million, respectively, due to settled zinc metal hedging contracts.

In the nine months ended September 30, 2007 and 2006, our zinc segment’s income included realized gains of $3.3 million and $0.3 million, respectively, due to settled zinc metal hedging contracts.

Natural Gas Hedging

Natural gas is a principal fuel used in the production of our rolled aluminum products as well as in the processing of aluminum and zinc. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. These contracts are accounted for as cash flow hedges, with gains and losses recognized in “Cost of sales” in the same period as the underlying gas purchases. Gains (losses) on the settlement of these contracts totaled $(4.1) million and $(0.2) million in the three months ended September 30, 2007 and 2006, respectively, and $(2.0) million and $2.7 million in the nine months ended September 30, 2007 and 2006, respectively. In addition, as with the aluminum derivatives outstanding as of the Acquisition date, purchase accounting rules have resulted in our segment results for the three months ended September 30, 2007 not including economic (losses) gains totaling $(0.2) million and losses of $2.3 million associated with natural gas hedges that settled during the three and nine months ended September 30, 2007. These rules will not have a material impact on our segment results in future periods.

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

We recorded realized gains of $4.8 million and $4.5 million in the three and nine months ended September 30, 2007, respectively. The application of purchase accounting prohibited us from recording $1.8 million and $6.0 million of cash flow gains on settled currency hedges during the three and nine months ended September 30, 2007. These rules will continue to impact our reported segment income in future periods.

Interest Rates

A substantial amount of our indebtedness bears interest at variable rates. In order to reduce the impact of fluctuations in these variable interest rates we entered into an interest rate swap to fix the base interest rate on $700.0 million of our variable rate debt during the three months ended September 30, 2007. Under the terms of the swap agreement, we will receive interest based upon LIBOR and pay a base rate of 4.93%. Changes in the fair value of the interest rate swaps will be included within “Accumulated other comprehensive income” in the consolidated balance sheet.

FAIR VALUES AND SENSITIVITY ANALYSIS

The following table shows the fair values of outstanding derivative contracts at September 30, 2007 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2007:

Derivative	Fair value	Impact of 10% adverse price change
	(in millions)
Aluminum	$60.0	$(46.4)
Zinc	11.2	(7.5)
Natural gas	(2.9)	(1.7)
Currency	19.8	(32.7)
Interest Rate	(4.8)	(5.3)

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

Disclosure Controls and Procedures

Aleris has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed by it in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (SEC). As of September 30, 2007, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of Aleris’s disclosure controls and procedures as of September 30, 2007 and based on that evaluation of Aleris’s disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this report, Aleris’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Aleris in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2007, our management completed its evaluation of the effectiveness of Aleris’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which required our management to assess and report on the effectiveness of our internal control over financial reporting as of our fiscal year-end, December 31, 2006 (the 404 Assessment). As previously disclosed, our management determined that it would exclude Corus Aluminum, which was acquired during the year ended December 31, 2006, from the scope of its assessment of internal control over financial reporting as of December 31, 2006 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on September 24, 2007).

Changes in Internal Control over Financial Reporting

There have not been any changes in Aleris’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Aleris’s internal control over financial reporting.

ITEM 6. EXHIBITS

Number	Description
4.1	Senior Indenture, dated as of September 11, 2007, by and among Aleris International Inc., the subsidiary guarantors named therein and LaSalle Bank National Association, as trustee.

4.2	Registration Rights Agreement, dated as of September 11, 2007, by and among Aleris International, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc., as Initial Purchaser.

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc. (Registrant)

Date: November 13, 2007		/s/ JOSEPH M. MALLAK
	Name:	Joseph M. Mallak
	Title:	Senior Vice President, Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Number	Exhibit Title
4.1	Senior Indenture, dated as of September 11, 2007, by and among Aleris International Inc., the subsidiary guarantors named therein and LaSalle Bank National Association, as trustee.

4.2	Registration Rights Agreement, dated as of September 11, 2007, by and among Aleris International, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc., as Initial Purchaser.

12	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.