Form 10-K
period 2007-12-31
Aleris International, Inc.
filed 2008-03-31
CIK 202890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates is zero. The registrant is a privately held corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2008.

Common Stock, $0.01 par value:        900 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.    BUSINESS.

Introductory Note: This annual report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this annual report under Item 1A—”Risk Factors” and Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” which include descriptions of important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s estimation of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will result or be achieved. The discussions of our financial condition and results of our operations may include various forward-looking statements about future costs and prices of commodities, production volumes, market trends, demand for our products and services and projected results of operations. Statements contained in this annual report that are not historical in nature are considered to be forward-looking statements. They include, but are not limited to, statements regarding our expectations, hopes, beliefs, estimates, plans, objectives, goals, strategies, future events or performance, and intentions regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “plan,” “predict,” “project,” “look forward to,” and similar expressions are intended to identify forward-looking statements.

The financial statements contained in this Annual Report on Form 10-K (the “Report”) include the accounts of Aleris International, Inc. and all of its majority owned subsidiaries. On January 11, 2008, we sold our zinc business. The results of our global zinc segment are treated as discontinued operations within the financial statements herein. All discussion of our business and financial statements in this Report, unless otherwise noted, excludes our global zinc segment. As used in this Report, unless the context indicates otherwise:

•	the terms “Aleris,” “we,” “our,” “us” and the “Company” refer to Aleris International, Inc. and its consolidated subsidiaries;

•	references to “Holdings” are to Aurora Acquisition Holdings, Inc., a company formed by TPG for the purposes of acquiring us;

•	references to “Merger Sub” are to Aurora Acquisition Merger Sub, Inc., a company formed by TPG for the purposes of acquiring us;

•	references to “TPG” are to Texas Pacific Group;

•	the term “TPG Acquisition” means the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Holdings;

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

•

references to “Corus Aluminum” are to Corus Aluminium Rolled Products BV, Corus Aluminium NV, Corus Aluminium GmbH, Corus Aluminium Corp., Corus Hylite BV and Hoogovens Aluminium Europe Inc. and certain of their subsidiaries, Corus LP, Corus Aluminum Inc. and, at the acquisition, 61% shareholding in Corus Aluminium Extrusions Tianjin Company Limited (“Tianjin”), which comprised the downstream aluminum business of Corus. We now own 100% of Tianjin;

•

the term “2007 Acquisitions” refers to the acquisition of (i) Wabash Alloys (an aluminum casting alloy producer) on September 11, 2007, (ii) EKCO Products (“EKCO”) on May 3, 2007 (a light gauge sheet and heavy gauge foil producer) and (iii) Alumox Holding AS (“Alumox”) on September 21, 2007 (a recycler of aluminum);

•	the term “Wabash Alloys” means, collectively, Wabash U.S., Wabash Canada, ARS and Wabash Mexico (each defined below);

•

the term “Wabash Alloys Acquisition” means (a) the acquisition of all of the issued and outstanding limited or unlimited liability company interests, shares or other equity interests of Wabash Alloys, L.L.C., a Delaware limited liability company (“Wabash U.S.”), Connell Industries Canada Company, a Nova Scotia unlimited liability company (“Wabash Canada”) and Aluminum Recycling Services, S. de R.L. de C.V., a corporation (sociedad de responsibilidad limitada de capital variable) organized under the laws of the United Mexican States (“ARS”) and (b)(i) the acquisition of all of the assets, properties, rights, privileges, franchises, operations, goodwill and business of Wabash Alloys, S. de R.L. de C.V., a corporation (sociedad de responsibilidad limitada de capital variable) organized under the laws of the United Mexican States (“Wabash Mexico”) and (ii) the assumption of all of the liabilities and obligations of Wabash Mexico (other than any liabilities of Wabash Mexico for taxes);

•

the term “Wabash Alloys Transactions” refers to (i) the Wabash Alloys Acquisition, (ii) the issuance of the Notes to Deutsche Bank Securities Inc. on September 11, 2007 (the “9% New Senior Notes”), (iii) additional borrowings under our Revolving Credit Facility (defined below),and (iv) the payment of costs related to these transactions;

•	references to “Notes” means the $600.0 million of senior notes (“Senior Notes”), the $400.0 million of senior subordinated notes (“Senior Subordinated Notes”) and the 9% New Senior Notes;

•

references to “2006 Credit Facilities” means the $750.0 million amended and restated revolving credit facility which was amended as of August 23, 2007 by the execution of an incremental commitment agreement, which increased the facility size by $100.0 million to $850.0 million, subject to applicable borrowing bases, (the “Revolving Credit Facility”) and the amended and restated term loan facility with maximum borrowings to $825.0 million and €303.0 million (the “Term Loan Facility”); and

•

references to “Zinc Disposition” means the sale of all of the issued and outstanding shares of capital stock of each of U.S. Zinc Corporation, a Delaware corporation (“USZ”), and Interamerican Zinc, Inc., a Delaware corporation (“IZI”), and Aleris Asia Pacific Zinc (Barbados) Ltd., a Barbados company (“AAPZ” and, together with USZ and IZI, the “Zinc Companies”) to affiliates of Votorantim Metais Ltda. on January 11, 2008.

When we refer to 2007 shipment or financial information presented on a “pro forma” basis, we are giving pro forma effect to the 2007 Acquisitions as if they had occurred on January 1, 2007 and are including the results of the 2007 Acquisitions with ours for all of 2007.

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

Company Overview

We are a global leader in aluminum rolled and extruded products, aluminum recycling and specification alloy production. In 2007 and in prior years, we were also a recycler of zinc and a leading U.S. manufacturer of zinc metal and value-added zinc products that included zinc oxide and zinc dust. We sold our global zinc segment on January 11, 2008. We generate substantially all of our revenues from the manufacture and sale of these products. We operate 48 production facilities, not including the former zinc facilities, in North America, Europe, South America and Asia. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located and well positioned to service our customers, which include a number of the world’s largest companies in the aerospace, building and construction, containers and packaging, metal distribution and transportation industries. On a pro forma basis, we generated revenues of $6.6 billion in the year ended December 31, 2007, of which approximately 58% were derived from North America and the remaining 42% were derived from the rest of the world.

Since the end of 2004, we have grown through a combination of internal growth and productivity initiatives for our existing operations and strategic acquisitions. We have completed eight strategic acquisitions targeted at broadening product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. We focus on acquisitions that are accretive to earnings and from which we expect to be able to realize significant operational efficiencies within 12 to 24 months through the integration process.

We operate our business in two global segments: global rolled and extruded products and global recycling. Our former global zinc segment is accounted for in our financial statement in discontinued operations.

Global Rolled and Extruded Products

We are a producer of rolled aluminum products with leading positions in technically sophisticated applications, including aerospace plate and sheet, brazing sheet and demanding automotive sheet end-uses as well as high-volume applications used in building and construction and general distribution. We produce aluminum sheet, plate and fabricated products using direct-chill and continuous-cast processes. We believe that many of our facilities are state-of-the-art and provide us with proprietary manufacturing processes and a competitive advantage in servicing high-margin, growing end-uses, such as aerospace and heat transfer applications. We compete successfully in these highly technical applications based on our industry-leading research and development capabilities, which have developed over 130 process and alloy patent families. We have 17 production facilities that provide rolled and extruded aluminum products to the major aluminum consuming regions worldwide.

Substantially all of our rolled aluminum products are produced in response to specific customer orders. Our more technically advanced products require the use of primary-based aluminum for which we have secured long-term supply agreements for approximately 44% of our expected needs through 2010. Our continuous-cast and common alloy sheet production can utilize primary or scrap aluminum, which allows us to optimize input costs and maximize margins. In addition, to further reduce the impact of metal prices on our profitability, aluminum costs are passed through to customers for approximately 68% of our rolled product sales, and we strive to manage the remaining key commodity risks through our hedging programs.

We are also a leading producer of soft and hard alloy extruded aluminum profiles targeted at end-uses such as the building and construction, electrical, mechanical engineering and transportation sectors. We have four separate product categories that reflect our customers’ needs, including industrial extrusions, building systems, hard alloys and rail and transport projects. We currently operate one of the largest extrusion presses in the world, which provides us with the capability to produce high-end, value-added products such as larger profiles in addition to the production of hard alloy extrusions for transportation applications. We also perform additional value-added fabrication to most of our extruded products.

For the year ended December 31, 2007, shipments of aluminum rolled and extruded products totaled 2.1 billion pounds, establishing us as the number four producer globally based on volume, which accounted for approximately $4.3 billion of revenues.

Global Recycling

We are a leading recycler of aluminum and manufacturer of specification alloys serving customers in North America, Europe and South America. Our global recycling operations primarily convert aluminum scrap, dross (a by-product of the melting process) and other alloying agents as needed and deliver the recycled metal and specification alloys in molten or ingot form to our customers. Our recycling operations typically service other aluminum producers and manufacturers, generally under tolling arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. Our specification alloy operations principally service customers in the automotive industry. For the year ended December 31, 2007, approximately 71% of the total pounds shipped globally by our recycling and specification alloy operations were under tolling arrangements. Tolling arrangements eliminate our metal commodity exposure and reduce our overall working capital requirements. As we only charge our customers a fee for processing the metal, revenues generated from shipments of tolled material are less than for shipments of owned material. Our global recycling network operates 31 strategically located production plants, with 21 in the United States, two in Brazil, three in Germany, two in Norway and one in each of Mexico, Canada and the United Kingdom.

Pro forma for the year ended December 31, 2007, we shipped 3.8 billion pounds of recycled metal and specification alloys, which accounted for approximately $1.8 billion of our revenues.

Global Zinc—Discontinued Operations

In 2007 and in prior years, we processed and recycled zinc metal for use in the manufacture of galvanized steel and produced value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint and in other specialty chemical applications. Until the sale of our zinc operations in early 2008, we operated six zinc facilities in the United States and in 2007 we completed construction of a zinc recycling facility outside of Shanghai, China.

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

The 2007 Acquisitions

Wabash Alloys Acquisition

On September 11, 2007, pursuant to a definitive purchase agreement dated as of July 2, 2007, we completed the Wabash Alloys Acquisition. Wabash Alloys produces aluminum casting alloys in solid and molten form at its facilities in the United States, Canada and Mexico, and generated revenues in 2006 of approximately $917.1 million on 980.0 million pounds of processed volume. Wabash Alloys has been included in our global recycling segment. We financed the Wabash Alloys Acquisition with the proceeds received from our sale of the 9% New Senior Notes and from additional borrowings under our Revolving Credit Facility.

In connection with the Wabash Alloys Transactions, we incurred additional indebtedness and continue to be highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—December 2006 Refinancing” and “—The Wabash Alloys Transactions” and Note C and Note L of our audited consolidated financial statements included elsewhere in this Report for a description of the 2006 Transactions and the Wabash Alloys Transactions.

Other Acquisitions in 2007

In March 2007, we completed the acquisition of EKCO, a producer of light gauge aluminum, which is included in our global rolled and extruded products segment. In September 2007, we completed the acquisition of Alumox, which recycles dross and scrap to recover aluminum and processes salt slag to recover aluminum and aluminum oxide, and which is included in our global recycling segment.

The TPG Acquisition

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

The amount of equity contributions made as part of the TPG Acquisition funding was $844.9 million, consisting of amounts contributed by (i) investment funds associated with TPG (collectively, the “Sponsor Funds”) and (ii) certain of our executive officers and members of our senior management (the “Management Participants”). We refer to the Sponsor Funds and the Management Participants collectively as the “Investors.”

TPG financed the purchase of Aleris through application of the proceeds from the Senior Notes and the Senior Subordinated Notes, initial borrowings under the 2006 Credit Facilities, the equity investments described above and our cash on hand. The closing of the TPG Acquisition occurred simultaneously with the closing of the offering of the Senior Notes and the Senior Subordinated Notes, the closing of the 2006 Credit Facilities and the equity investments described above.

As a result of the TPG Acquisition, we are a wholly-owned subsidiary of Holdings and the Investors directly or indirectly own all of our equity interests. Holdings is an entity that was formed in connection with the TPG Acquisition and has no assets or liabilities other than the shares of Aleris.

We refer to these transactions, including the TPG Acquisition and our payment of the costs related to these transactions, collectively as the “2006 Transactions.” In connection with the 2006 Transactions, we incurred significant indebtedness and became highly leveraged. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Highlights of the Year Ended 2007 and Future Outlook” and “—Liquidity and Capital Resources—December 2006 Refinancing” and Note B and Note L of our audited consolidated financial statements included elsewhere in this annual report for a description of the TPG Acquisition, the 2006 Credit Facilities, the Senior Notes and the Senior Subordinated Notes.

The Acquisition of Corus Aluminum by Aleris

On August 1, 2006, we consummated the acquisition of Corus Aluminum, which included Corus’s aluminum rolling and extrusion businesses, but not Corus’s primary aluminum smelters. Aggregate net cash consideration for the acquisition was €695.5 million (approximately $885.7 million), subject to adjustment based on the finalization of the working capital delivered and net debt assumed. In 2007, the purchase price was adjusted in the amount of $97.5 million (approximately €72.0 million).

The acquisition of Corus Aluminum expanded our product offering, increased our participation in high-growth industry segments, and strengthened our technology platform. Corus Aluminum’s aircraft plate and sheet and heat exchanger materials introduced new, higher-margin products to our product mix while Corus Aluminum’s automotive body sheet and brazing sheet product offering complemented our existing rolled products capabilities. Additionally, we gained the capability to produce high-quality specialized hard alloy extruded products used in the automotive and aerospace sectors, as well as soft alloy extrusions. While the acquisition of Corus Aluminum strengthened our cross-selling opportunities within our existing automotive, building and construction and packaging end-use applications, it also diversified our business into the heavy transportation, aerospace and engineering industries, which are sectors that have demonstrated strong growth characteristics. The acquisition of Corus Aluminum also increased our participation in important international industry segments. For example, we expanded our presence in existing European sectors, such as the German automotive sector, and gained access to the high-growth economy of China.

Business Segments

Our operating structure includes two reportable global segments: global rolled and extruded products and global recycling. See Note S of our audited consolidated financial statements included elsewhere in this annual report for financial information about these segments. The percentages of total revenues by segment for the last three fiscal years were as follows. Pro forma 2006 percentages reflect the acquisition of Corus Aluminum as if it had occurred on January 1, 2006, and pro forma 2007 percentages reflect the 2007 Acquisitions as if they had occurred on January 1, 2007:

	For the year ended December 31
Segment	Actual 2007	Pro forma 2007	Actual 2006	Pro forma 2006	Actual 2005
Global rolled and extruded products	72%	68%	65%	73%	57%
Global recycling	30	32	35	27	43
Intersegment revenues	(2)	—	—	—	—

Total	100%	100%	100%	100%	100%

The following is a list of each segment’s principal products and services, end-uses, major customers and competitors:

Segment	Principal products and services	Principal end-use/ product category	Major customers	Competitors

Global rolled and extruded products	Rolled aluminum products ranging from thickness (gauge) of 0.00026 to 23.0 inches in widths of up to 156 inches	Building and construction (roofing, rain ware, siding)	Ply Gem Industries, Norandex/ Reynolds	Quanex Corporation, Jupiter Industries, JW Aluminum

		Metal distribution	Ryerson Inc., Reliance Steel & Aluminum Co., Thyssen-Krupp	Alcoa, Novelis

		Transportation equipment (truck trailers and bodies)	Great Dane, Wabash National Corporation	Alcoa, Quanex Corporation

		Consumer durables	Brunswick Corporation, Kroy Building Products, Inc.	Alcoa, Novelis, Jupiter Industries

		Aircraft plate and sheet	Boeing, Airbus, Embraer and Bombardier	Alcoa, Alcan, Kaiser

		Commercial plate and sheet (tooling, molding, road transport, shipbuilding, LNG transport and silos),	Thyssen-Krupp, Amari	Alcan, Alcoa, SAPA, Amag

		Brazing coil and sheet (heat exchanger materials)	Behr, Chrysler, Delphi, Denso, Ford, Valeo and Volkswagen	SAPA, Hydro, Alcoa

		Automotive body sheet (inner, outer and structural parts)	Audi, General Motors, Chrysler, Renault, PSA and Volvo	Novelis, Alcan

		Specialty coil and sheet (cookware, fuel tanks, ventilation, cooling and lamp bases)	Gillette, SAG	Alcan, Alcoa, Hydro Aluminium, Novelis

		Customized applications (foil stock)	Clondalkin, Comital, Euramax, Hunter Douglas and Alcoa	Alcan, Hydro, Novelis

		Converter foil, fins and tray materials	Sonaca, IGI	Noranda, Novelis, JW

Segment	Principal products and services	Principal end-use/ product category	Major customers	Competitors

		Coated coil (building and transport sectors)	Residential	Alcoa, Nichols, Jupiter

	Extruded aluminum products ranging from 0.2 to 120.0 kgm	Industrial extrusions (construction, transport and engineering sectors)	BMW, Siemens, Bosch, Bahrat	Hydro, Alcan, Alcoa, SAPA

		BUG building systems (windowsills, water bars, roofing products, window systems and balconies)		HGW

		Project business extrusions (urban transport systems, high speed trains, mobile bridges for defense purposes and shipbuilding)	Alstom, Bombardier, Breda and Siemens	Alcan, SAPA

		Rods and hard alloy extrusions (automotive parts, aircraft, hydraulic and pneumatic systems and leisure)	Conti Teves, Bosch, TRW	Eural, Alcan, Alcoa, Impol, Fuchs

Global recycling	Recycles aluminum scrap and dross into recycled metal in molten or ingot form	Aluminum Production (containers and packaging, general industrial)	Aleris Rolled Products, Alcoa, Alcan, Hydro	Scepter, Tennessee Aluminum Processors, Inc., Smelter Service Corporation, Trimet

	Specification alloys	Automotive	BMW, Daimler Benz, General Motors, Ford Motor Company, Chrysler Corporation, Contech, a unit of SPX Corporation, Honda, Toyota, Nemak	Remetal Konzelmann/ BUS, Bruch, Schultz

Global Rolled and Extruded Products

In North America, we produce rolled aluminum products using the continuous casting process at our facility located in Uhrichsville, Ohio, the continuous pelletizing process at our facility in Richmond, Virginia, and the conventional, direct-chill rolling ingot casting process at our multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and Cap-de-la-Madeleine, Canada. Except for depot sales, which are for standard size products, substantially all of our rolled aluminum products are produced in response to specific customer orders. We closed our Carson, California rolling mill in 2006 due to its higher cost structure and processing limitations. In addition, we further expanded our rolled products business with our purchase of EKCO for $39.0 million in May 2007, which manufactures light gauge sheet and heavy foil used in consumer packaging applications. We operate coating lines at the Lewisport mill and at our facilities in Bedford and Ashville, Ohio, and Roxboro, North Carolina. In the second quarter of 2007, we finalized plans to close our metal fabrication facilities in Beloit, Wisconsin and Roxboro, North Carolina and moved production into our Ashville, Ohio facility. In March, 2008 we announced plans to close our coil coating facility in Bedford, Ohio.

In Europe, our rolled aluminum products business remelts primary ingots, internal scrap, purchased scrap and master alloys to produce rolled aluminum sheet and plate for use in the aerospace and transportation, distribution, engineering, construction, and packaging industry segments. These operations include rolling mill operations in Germany and Belgium. The rolling mill in Koblenz, Germany is one of the largest specialized rolling mills in Europe concentrated on aircraft plate, commercial plate and heat exchanger sheet. Additionally, the mill in Duffel, Belgium is the third largest coil and sheet mill in Europe and a top European supplier of automotive body sheet.

We have continued to upgrade our product mix and our ability to supply high-quality, innovative materials, most notably to the aerospace sector. We have also developed specialties such as heat-treated, ultra thick aluminum plate and extra wide sheet to meet the requirements of special market sectors such as the aerospace and automotive sectors. In the fourth quarter of 2007, we successfully completed the installation and start up of our 160” hot mill in Koblenz and our Duffel plate project. These investments increase our capabilities and capacities in high value-added aerospace and heat treat plate.

Our extruded products business is a leading producer of soft and hard alloy extruded aluminum profiles targeted at high demand end-uses such as the building and construction, electrical, mechanical engineering and transportation sectors. We operate four separate product categories each of which reflects its customers’ needs, including industrial extrusions, building systems, hard alloys and rail and transport projects. The extruded products business is a leading supplier in its selected product combinations and is focused on sectors with strong customer demand growth such as transport and engineering. The extruded products business includes five extrusion facilities located in Germany, Belgium and China. Industrial extrusions are made in all locations and the production of extrusion systems, including building systems, is concentrated in Vogt, Germany. Large extrusions and the project business are concentrated in Bonn, Germany and Tianjin, China, with rods and hard alloys produced in Duffel, Belgium. The extrusion plant in Bonn operates one of the largest extrusion presses in the world, which is mainly used for long and wide sections for railway, shipbuilding and other applications. In addition, we perform value-added fabrication to most of our extruded products.

Global Recycling

We offer customers a wide range of metals recycling services and specification alloy products through our aluminum production facilities. Many of our plants in this segment are located near our major customers’ facilities. The close proximity of these plants to our customers’ facilities allows us to provide deliveries of molten aluminum by customized trucks with hot metal crucibles. The molten aluminum is then poured from the crucible into a customer’s furnace, saving the customer the time and expense of remelting ingots. This delivery method lowers our customers’ energy and capital expenses as well as metal melt loss, thereby increasing their productivity. In addition, for the year ended December 31, 2007, 71% of the pounds shipped by our aluminum recycling segment were under “tolling” arrangements, where we convert customer-owned scrap and dross and return the recycled metal to our customers for a fee. We expanded our specification alloys business as a result of the Wabash Alloys Acquisition. Wabash Alloys produces aluminum casting alloys and molten metal at its seven facilities in the United States, Canada and Mexico. In October 2007 we consolidated the Wabash Alloys facilities located in Guelph, Ontario and Dickson, Tennessee into our existing facilities and also consolidated our Monterrey, Mexico facility into Wabash Alloys’ Monclova, Mexico facility.

Our European operations supply specification alloys to the European automobile industry and serve other European aluminum industries from six plants. We also recycle magnesium scrap and deliver product to several large automotive companies. Our facilities in Pindamonhangaba, Brazil supply Brazil’s only can sheet rolling mill and recycle used beverage cans and production scrap for a facility owned by Brazil’s largest manufacturer of aluminum cans. Our facility in Monclova, Mexico recycles aluminum dross and scrap for several large diecasters.

In September 2007, we purchased Alumox, an entity with two facilities located in Norway that recycles dross and scrap to recover aluminum and processes salt slag to recover aluminum and aluminum oxide. This entity is being integrated into our European recycling operations.

Global Zinc—Discontinued Operations

Our zinc operations processed and recycled zinc metal for use in the manufacture of galvanized steel and produced value-added zinc products, primarily zinc oxide and zinc dust, which are used in the vulcanization of rubber products, the production of corrosion-resistant paint, and in other specialty chemical applications. As of December 31, 2007, our zinc recycling facilities had an annual processing capacity of approximately 290 million pounds.

Sales and Marketing

Global Rolled and Extruded Products

Our rolled and extruded products manufactured by this segment are sold to end-users, as well as to distributors, principally for use in building and construction, transportation, aircraft, consumer durables, electrical, and machinery and equipment industries. No single customer represents more than 4% of revenue. Backlog for our global rolled and extruded products as of December 31, 2007, 2006 and 2005 was approximately $648.4, $733.1 million and $120.0 million, respectively. The main customers for our extrusions products are the building and construction, transport (automotive, rail and shipbuilding), electrical and mechanical engineering segments.

Sales of rolled and extruded products are made through the segment’s own sales force, which is strategically located to provide North American coverage, and through a broad network of sales offices and agents in major European countries, the Americas, the Far East and Australia. The majority of our customer sales agreements in this segment are for a term of one year or less.

See Note S of our audited consolidated financial statements included elsewhere in this Report for certain financial information by geographic area.

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

However, we have long-term contractual arrangements for our recycling services with a number of our largest customers in these segments, including agreements where we have constructed a recycling facility adjacent to a customer’s plant. The remaining terms of these arrangements as of December 31, 2007 range up to six years, although many of these arrangements provide for extensions.

Global Zinc—Discontinued Operations

During 2007, most sales of our zinc products were made directly to end-users on terms of one year or less. We historically had maintained no significant backlog of orders for zinc products.

See Note S of our audited consolidated financial statements included elsewhere in this Report for certain financial information by geographic area.

Competition

The worldwide aluminum industry is highly competitive. Aluminum competes with other materials such as steel, plastic and glass for various applications.

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

Global Zinc—Discontinued Operations

The principal factors of competition for our zinc operations were price, customer service and product quality. Competition was regionally focused due to high freight costs. Competitors in the zinc recycling industry include Horsehead Corporation, Zochem, Purity Zinc Metals and Umicore as well as a large number of regional and local competitors. For zinc metal, both primary and secondary zinc producers were competitors.

Raw Materials and Supplies

Global Rolled and Extruded Products

A significant portion of the aluminum metal used by the North American operations is purchased aluminum scrap that is acquired from aluminum scrap dealers, brokers or customers. A significant portion of the aluminum metal used by our European operations is supplied by the primary aluminum business of Corus with the remaining supply coming from a variety of third party primary aluminum suppliers and purchased aluminum scrap acquired from or through aluminum scrap dealers or brokers. We believe that this segment is one of the largest users of aluminum scrap (other than beverage can scrap) in North America, and that the volume of its purchases assists it in obtaining scrap at competitive prices. The remaining requirements of this segment are met with purchased primary metal, including metal produced globally.

Global Recycling

Aluminum scrap and dross represent the largest component of cost of sales for this segment. The availability and price of scrap and dross depend on a number of factors outside of our control, including general economic conditions, international demand for these materials and internal recycling activities by primary aluminum producers. Changes in U.S. and worldwide supply and demand for aluminum scrap have had and will continue to have an effect on the prices we pay for these raw materials.

The primary sources of aluminum scrap and dross for the global recycling segment include automotive component manufacturers, can stock producers, used beverage cans and aluminum smelters. Many of our aluminum suppliers are also our customers. We also buy aluminum scrap from metal scrap dealers and traders on the open market.

Global Zinc—Discontinued Operations

A significant portion of our zinc products were produced from zinc dross and other secondary materials provided by the galvanizing industry. In addition, we purchased primary zinc to produce high-grade zinc and for metals distribution purposes. We purchased our zinc raw materials from numerous suppliers. Many zinc galvanizers that supplied us with zinc raw materials were also our customers.

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

Research and Development

In connection with our acquisition of Corus Aluminum, we entered into a five-year research and development agreement with Corus pursuant to which Corus assists us in research and development projects on a fee-for-service basis. Research and development expenses were $22.0 million for the year ended December 31, 2007, and $8.7 million in the period from January 1, 2006 to December 19, 2006 and were not material for any other period presented in this annual report. Prior to our acquisition of Corus Aluminum, we did not have a formal research and development program.

Seasonality

Many of our rolled and extruded products and recycling and specification alloy end-uses are seasonal. Demand in the rolled and extruded products business is generally stronger in the spring and summer seasons due to higher demand in the building and construction industry. Our recycling business experiences greater demand in the spring season due to stronger automotive and can sheet demand. Such factors typically result in higher operating income in the first half of the year.

Employees

As of December 31, 2007, we had a total of approximately 8,800 employees, consisting of approximately 2,400 employees engaged in administrative and supervisory activities and approximately 6,400 employees engaged in manufacturing, production and maintenance functions. Collectively, approximately 45% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. Labor relations with employees have been satisfactory.

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

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. Currently and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are engaged in discussions with the United States Department of Justice, the United States Environmental Protection Agency and several states for the purpose of resolving in one proceeding similar issues that have arisen at a number of our facilities in different states. Although discussions are ongoing with respect to the amount of penalties and the scope of injunctive relief, the government has recently demanded that we pay a combined civil penalty of $7.2 million as part of a consent decree resolving these issues. We do not anticipate that the ultimate amount of penalties combined with the cost of any injunctive relief would have a material adverse effect on our financial position or results of operations.

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders or directives to perform environmental remediation by agencies in five states and two non-U.S. countries at eight sites, five of which are located at our operating facilities.

Our aggregate accrual for environmental matters was $45.4 million as of December 31, 2007. $7.3 million of this accrual is indemnified by Corus. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at permitted landfills at our, Morgantown, Kentucky and Wabash, Indiana facilities. If salt cake were ever classified as a hazardous waste in the United States, the costs to manage and dispose of it would increase, which could result in significant increased expenditures.

Our three landfill sites have finite lives and we incur costs related to retiring them. The amounts recognized for landfill asset retirement obligations, as of December 31, 2007, were $8.5 million for our Morgantown, Kentucky landfill $1.6 million for our Wabash, Indiana landfill, and $1.3 million for our Sapulpa, Oklahoma landfill. The related asset retirement costs for each facility was capitalized as a long-lived asset (asset retirement cost), and is being amortized over the remaining useful lives of the landfills. See Note K of our audited consolidated financial statements included elsewhere in this annual report.

Our expected total expenditures for capital improvements regarding environmental control facilities for 2008 are currently expected to be approximately $28.7 million.

ITEM 1A. RISK	FACTORS.

If we fail to successfully integrate past or future acquisitions or address risks associated with divestitures, our financial condition and results of operations could be adversely affected.

The integration of the operations of Corus Aluminum and the operations of other acquired companies, such as Wabash Alloys, involves consolidating products, operations, and administrative functions of two companies that previously operated separately. Achieving the anticipated benefits of our business combinations, such as the combination of Aleris and Corus Aluminum, will depend in part upon our ability to integrate separate businesses in an efficient and effective manner. The integration of two businesses that have previously operated separately faces significant challenges, and we may be unable to accomplish the integration successfully. In addition, we will need to continue integrating the 2005 Acquisitions.

In particular, the need to coordinate geographically dispersed organizations and address possible differences in corporate cultures and management philosophies may increase the difficulties of the integration of Corus Aluminum. Additionally, we may incur substantial expense in our efforts to integrate the information technology systems of Corus Aluminum, the 2007 Acquisitions and the 2005 Acquisitions with ours, and these efforts may not prove successful. Our integration of Corus Aluminum, the 2007 Acquisitions and the 2005 Acquisitions may take longer than planned and may be subject to unanticipated difficulties and expenses. The integration of these acquisitions will require the dedication of significant management resources and may temporarily distract management’s attention from our day-to-day businesses. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. We may lose key personnel from the acquired organizations and employees in the acquired organizations may be resistant to change and may not adapt well to our corporate structure. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel.

Any inability of management to successfully integrate the operations of Corus Aluminum, the 2007 Acquisitions and the 2005 Acquisitions with our operations could result in our not achieving the projected efficiencies, cost savings and synergies of these transactions and could adversely affect our businesses and financial condition.

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

The metals industry in general is cyclical in nature. It tends to reflect and be amplified by changes in general and local economic conditions. These conditions include the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to underperform other sectors. We are particularly sensitive to trends in the transportation and construction industries, which are both seasonal and highly cyclical in nature, and dependent on general economic conditions. For example, during recessions or periods of low growth, the transportation and construction industries typically experience major cutbacks in production, resulting in decreased demand for aluminum. This leads to significant fluctuations in demand and pricing for our products and services. Because we generally have high fixed costs, our profitability is significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce our profitability and adversely affect our financial condition and results of operations. Economic downturns in regional and global economies or a prolonged recession in our principal industry segments have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations. In addition, in recent years global economic and commodity trends have been increasingly correlated. Although we continue to seek to diversify our business on a geographic and industry end-use basis, we cannot assure you that diversification will significantly mitigate the effect of cyclical downturns.

Changes in the market price of aluminum impact the selling prices of our products. Market prices of aluminum are dependent upon supply and demand and a variety of factors over which we have minimal or no control, including:

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

We had substantial historical net losses prior to 2005 and had a net loss for the year ended 2007, and any continuation of net losses in the future may reduce our ability to raise needed capital.

We reported net losses for the years ended December 31, 2003, 2004 and 2007. Our ability to continue operations may become increasingly constrained if we incur net losses in the future.

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

The Company’s management has identified a material weakness in its internal controls over financial reporting.

We are required to comply with Section 404(a) of the Sarbanes-Oxley Act and the related SEC rules, which require our management to assess the effectiveness of our internal control over financial reporting on an annual basis and to include in our annual report on Form 10-K management’s report on that assessment, together with an attestation by our independent registered public accounting firm. If there are any “material weaknesses” in internal control over financial reporting that are identified, then our management is not permitted to conclude in its report that the Company’s internal control over financial reporting is effective. This assessment resulted in the identification of several deficiencies that, in the aggregate, represent a material weakness in the Company’s internal controls over financial reporting. Consequently, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2007. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management has developed remediation steps to correct the deficiencies that were identified. The Company cannot be certain its remediation efforts will ensure that the Company’s management designs, implements and maintains adequate controls over the Company’s financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified. The Company’s inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause the Company to fail to file its periodic reports with the SEC in a timely manner or require it to incur additional costs or to divert management resources. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. In addition, management has also performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and the identification of the material weakness in its internal control over financial reporting, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007. See Item 9A. “Controls and Procedures” located in Part II of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

We require substantial amounts of raw materials and energy in our business, consisting principally of primary-based aluminum, aluminum scrap, alloys and other materials, and natural gas. Any substantial increases in raw materials or energy costs could cause our operating costs to increase and negatively affect our financial condition and results of operations.

Aluminum scrap and primary aluminum metal prices are subject to significant cyclical price fluctuations. The LME primary aluminum prices declined by approximately 47% between 1988 and 2002 and rose approximately 75% from December 2002 to December 2007. Metallics (primary aluminum metal, aluminum scrap and aluminum dross) represent the largest component of our costs of sales. We purchase scrap primarily from aluminum scrap dealers. We meet our remaining requirements with purchased primary-based aluminum. We have limited control over the price or availability of these supplies in the future.

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

After raw material and labor costs, utilities represent the third largest component of our cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to reduce the effect of higher natural gas costs on our cost of sales. If natural gas costs remain at current levels or increase further, our financial condition and results of operations may be adversely affected. Although we attempt to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators in certain of our long-term supply contracts, we may not be able to eliminate the effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, we may have also limited our potential benefit from declining costs.

We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period.

Significant increases in the price of primary aluminum, aluminum scrap, or alloys and other materials would cause our cost of goods sold to significantly increase and, if not offset by product price increases, would negatively impact our future financial condition and results of operations. Similarly, as we maintain large quantities of base inventory, significant decreases in the price of primary aluminum would reduce the realizable value of our inventory, negatively impacting our future financial condition and results of operations.

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

We do not account for our metal LME forwards, futures and options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on our metal derivative financial instruments must be reported in our consolidated results of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened.

Our business is exposed to risks related to customer concentration. In 2007, our ten largest customers were responsible for 19% of our consolidated revenues. No one customer accounted for more than 4% of our revenues in 2007. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our strategy of having dedicated facilities and dedicated arrangements with customers where appropriate carries the inherent risk of increased dependence on a single or a few customers with respect to a particular facility of ours. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of our facilities, could negatively affect our financial condition and results of operations, and any timely replacement of volumes could prove difficult. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We currently provide no significant reserves for sales to our U.S. automotive customers, as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows. As of December 31, 2007, we estimate that $59.7 million of our accounts receivable were payable by U.S. automobile manufacturers or their direct suppliers.

We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

Approximately 79% of our revenues for the year ended December 31, 2007, were generated from customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material negative impact on our sales volume and business.

We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

In recent periods prior to 2007, we did not generate sufficient cash flows from operations to fund our capital expenditure requirements. Our operations may not be able to generate sufficient cash flows to service our indebtedness, fund our capital expenditures or provide the ability to raise needed financing on terms favorable to us. If we are not able to reduce our high leverage through the generation of cash flows from our business, we would have to do one or more of the following: raise additional capital through debt or equity issuances or both; cancel or scale back current and future business initiatives; or sell businesses or properties.

We may be unable to raise additional capital on favorable terms or at all. In addition, any failure to pursue business initiatives could adversely affect our ability to compete effectively. Further, any of the actions above could provide only temporary assistance with the cash flows of the business.

Our business requires substantial capital investments that we may be unable to fulfill.

Our operations are capital intensive. Our total capital expenditures were approximately $191.8 million, $119.4 million and $60.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plants and equipment, our financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

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

As a result from acquisitive growing, a portion of our revenue is derived from our international operation which exposes us to certain risks inherent in doing business abroad.

We have aluminum recycling operations in Germany, the United Kingdom, Mexico and Brazil, and magnesium recycling operations in Germany. As a result of the acquisition of Corus Aluminum, we also have rolled products and extrusions operations in Germany, Canada, and China. As a result of the Wabash Alloys Acquisition, we have aluminum casting alloys and molten metal production facilities in Canada and Mexico. We plan to continue to explore opportunities to expand our international operations. Our international operations generally are subject to risks, including:

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

The financial condition and results of operations of some of our operating entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, generally speaking, appreciation of the U.S. dollar against these currencies will have a negative impact on reported revenues and operating profit while depreciation of the U.S. dollar against these currencies will have a positive effect on reported revenues and operating profit. However, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on earnings while depreciation of the U.S. dollar will have a negative impact on earnings. We seek to reduce the risks associated with currency exchange rate fluctuation by using derivative financial investments.

Current environmental liabilities, as well as the cost of compliance with and liabilities under health and safety laws, could increase our operating costs, and negatively impact our financial condition and results of operations.

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

In connection with certain pending proceedings, we are engaged in discussions with the United States Department of Justice, the United States Environmental Protection Agency and several states for the purpose of resolving in one proceeding similar issues that have arisen at a number of our facilities in different states. Although discussions are ongoing with respect to the amount of penalties and the scope of injunctive relief, the government has recently demanded that we pay a combined civil penalty of $7.2 million as part of a consent decree resolving these issues. We do not anticipate that the ultimate amount of penalties combined with the cost of any injunctive relief would have a material adverse effect on our financial position or results of operations.

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

Approximately 45% of our U.S. employees and substantially all of our non-U.S. employees, located primarily in Europe where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Although we believe that we will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations:

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

We perform an annual goodwill impairment review to estimate the fair value of our reporting units. This valuation entails a discounted cash flow model using internal projections and budgets and a market multiple approach to determine a reporting unit’s fair value. In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill. The amount of the impairment would be charged as an expense in the period in which the impairment occurred. Any such goodwill or other asset impairment charges in the future would reduce our net income and could be a factor in causing future net losses.

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

We have substantial debt and, as a result, significant debt service obligations. As of December 31, 2007, our total indebtedness was $2.8 billion. We also had approximately $258.9 million of unused commitments, net of outstanding letters of credit, under our 2006 Credit Facilities. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. Under the terms of the swap agreement, we will receive interest based upon LIBOR and pay a base rate of 4.93%. The swap matures in March 2010. Our substantial level of debt and debt service obligations could have important consequences including the following:

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

•	exposing our cash flows to changes in floating rates of interest such that a 1% increase in floating rates will negatively impact our cash flows by approximately $9.3 million;

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including secured indebtedness, in the future. Although the indentures governing the Notes and the agreements governing our 2006 Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. In addition, the 2006 Credit Facilities and the Notes allow us to incur a significant amount of indebtedness in connection with acquisitions and a significant amount of purchase money debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased.

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

For the year ended December 31, 2007, the period from December 20, 2006 to and for the years ended December 31, 2004 and 2003 earnings were insufficient to cover fixed charges by $187.4 million, $4.0 million, $29.4 million and $6.0 million, respectively. Our ratio of earnings to fixed charges was 1.7x for the period January 1, 2006 to December 19, 2006 and 2.3x for the year ended December 31, 2005 (calculated as described under “Selected Historical Financial Data”). Our ability to pay interest on and principal of the Notes and to satisfy our other debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Our production and manufacturing facilities are listed below by segment:

Segment	Location	Owned/Leased
Global rolled and extruded products	Lewisport, Kentucky	Owned
	Uhrichsville, Ohio *	Owned
	Bedford, Ohio	Leased
	Roxboro, North Carolina	Owned
	Ashville, Ohio	Owned
	Richmond, Virginia	Owned
	Terre Haute, Indiana	Owned
	Clayton, New Jersey	Owned
	Buckhannon, West Virginia	Owned
	Cap-de-la-Madeleine, Canada	Owned
	Koblenz, Germany	Owned
	Duffel, Belgium	Owned
	Vogt, Germany	Owned
	Bonn, Germany	Owned
	Bitterfeld, Germany	Owned
	Tianjin, China	Owned

Global recycling	Coldwater, Michigan	Owned
	Morgantown, Kentucky	Owned
	Post Falls, Idaho	Owned
	Shelbyville, Tennessee	Owned
	Sapulpa, Oklahoma	Owned
	Saginaw, Michigan	Owned
	Loudon, Tennessee	Owned
	Chicago Heights, Illinois	Owned
	Goodyear, Arizona	Leased
	Elyria, Ohio	Owned
	Rock Creek, Ohio	Owned
	Cleveland, Ohio	Owned
	Wabash, Indiana *	Owned
	Friendly, West Virginia *	Owned
	Hammond, Indiana	Owned
	LaPorte, Indiana	Owned
	Macedonia, Ohio	Owned
	Steele, Alabama	Owned
	Tipton, Indiana	Owned
	Mississauga, Canada	Owned
	Monclova, Mexico	Owned
	Töging, Germany	Owned
	Ruadsand, Norway	Owned
	Romsdal, Norway	Owned
	Grevenbroich, Germany	Owned
	Deizisau, Germany	Owned
	Swansea, Wales	Leased
	Pindamonhangaba, Brazil *	Owned

*	Two facilities in this location.

Substantially all of our real property, fixtures and equipment at all of our aluminum recycling facilities are mortgaged to secure indebtedness under the Revolving Credit Facility.

The average operating rates for our global rolled and extruded products segment’s facilities for 2007 and 2006 was 68% and 93%, respectively, of stated capacity. The average operating rates for our global recycling segment’s facilities in 2007 and 2006 were 75% and 88%, respectively, of stated capacity.

General Motors has a right to acquire our Saginaw, Michigan facility under its long-term supply agreement with us. This right is exercisable under certain conditions beginning in 2011. If the supply agreement with GM were terminated, GM would then have a right to acquire ownership of the Saginaw facility.

Our principal executive corporate offices are in Beachwood, Ohio and we currently lease approximately 43,000 square feet. Our global recycling segment offices are also based at that location. We also lease approximately 8,200 square feet of office space in Irving, Texas. That location provides information technology support for our consolidated operations.

In Louisville, Kentucky, we currently lease approximately 10,000 square feet for our global rolled and extruded products segment offices. In Raleigh, North Carolina, our global rolled and extruded products segment leases approximately 11,000 square feet for financial, accounting and administrative support functions.

In late 2006, we located our principal European corporate offices near Zurich, Switzerland and currently lease approximately 12,000 square feet. We believe that our facilities are suitable and adequate for our operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

ITEM 6.	SELECTED FINANCIAL DATA

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31,
				2005	2004	2003
	(in millions, except ratios)
Statement of Operations Data: (a)
Revenues	$5,989.9	$94.1	$4,101.5	$2,184.9	$1,019.8	$736.0
Operating income	31.9	2.5	170.0	97.8	0.5	8.4
(Loss) income from continuing operations	(92.9)	(3.3)	35.5	63.0	(31.9)	(3.1)
(Loss) income from discontinued operations (b)	(32.7)	(0.1)	38.2	11.3	8.1	2.3
Net (loss) income	$(125.6)	$(3.4)	$73.7	$74.3	$(23.8)	$(0.8)

Balance Sheet Data (at end of period): (a)
Cash and cash equivalents	$109.9	$126.1		$6.8	$17.8	$14.8
Total assets	5,120.5	4,801.9		1,554.1	1,081.2	550.7
Total debt	2,764.3	2,588.0		651.8	412.4	256.2
Total stockholder’s equity	850.7	845.4		393.8	282.7	121.8

Other Financial Data: (a)
Net cash provided (used) by:
Operating activities	$307.9	$(147.1)	$357.1	$97.5	$(7.9)	$15.7
Investing activities	(510.6)	(1,736.1)	(898.1)	(372.2)	(36.4)	(2.4)
Financing activities	109.4	1,880.5	700.3	260.9	31.2	18.2
Depreciation and amortization	202.9	5.3	101.5	52.4	27.0	26.4
Capital expenditures	191.8	10.7	108.7	60.3	43.6	17.5
Ratio of earnings to fixed charges (c)	—	—	1.7	2.3	—	—

(a)	Our financial position, results of operations and cash flows have been affected by acquisitions of companies during certain periods presented. The most significant of which are as follows: on December 9, 2004, the acquisition of Commonwealth Industries, Inc.; on August 1, 2006, the downstream aluminum business of Corus Group plc; and on September 11, 2007, the acquisition of Wabash Alloys.
(b)	On November 19, 2007, the Company entered into a definitive stock purchase agreement to sell all of the issued and outstanding shares of capital stock of each of U.S. Zinc Corporation, Interamerican Zinc, Inc., and Aleris Asia Pacific Zinc, the “Zinc business.” On January 11, 2008, the Company consummated the sale of the Zinc business to a third party for cash consideration of $295.0 million, resulting in an after-tax loss of $26.3 million. Net assets included in the sale of the Zinc business totaled $249.0 million.
(c)	For purposes of computing the ratio of earnings to fixed charges, “earnings” consists of (loss) income from continuing operations before income taxes and minority interest, plus cash dividends received from equity interests less the equity income recorded. Fixed charges consist of interest expense, including amortization of debt issuance costs and capitalized interest and the interest portion of rental expense. For the year ended December 31, 2007, period from December 20, 2006 to December 31, 2006 and for the years ended December 31, 2004 and 2003, earnings were insufficient to cover fixed charges by $187.4 million, $4.0 million, $29.4 million and $6.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

This overview summarizes the MD&A, which includes the following sections:

•	Our Business—a general description of our operations and business segments, the Zinc Disposition, the aluminum industry and the critical measures of financial performance;

•

Review of 2007 and Future Outlook—a discussion of the TPG acquisition of us in 2006 on our 2007 results of operations, our acquisition of Wabash, other significant factors that impacted our business in 2007 as well as material trends and uncertainties that may impact our operations;

•	Operations Review—an analysis of our consolidated and segment results of operations and production for the years presented in our consolidated financial statements;

•

Liquidity and Capital Resources—an analysis of our cash flows, EBITDA, exchange rates and contractual and environmental obligations as well as a discussion of our December 2006 and August 2006 refinancings;

•	Critical Accounting Estimates—a discussion of accounting policies that require management to make estimates and judgments; and

•

Recently Issued Accounting Standards—a discussion of the impact of recently issued accounting standards that are expected to have an impact on our consolidated financial position, results of operations and cash flows.

Our Business

We are a global leader in aluminum rolled products and extrusions, aluminum recycling and specification alloy production. We generate substantially all of our revenues from the manufacture and sale of these products. We operate 48 production facilities in North America, Europe, South America and Asia. We possess a combination of low-cost, flexible and technically advanced manufacturing operations supported by an industry-leading research and development platform. Our facilities are strategically located and well positioned to service our customers, which include a number of the world’s largest companies in the aerospace, building and construction, containers and packaging, metal distribution and transportation industries.

On November 27, 2007, we announced a definitive agreement to sell our Zinc business, and accordingly, the businesses comprising the Global Zinc segment have been reported as discontinued operations and excluded from the information shown below. The Zinc Disposition closed on January 11, 2008 for approximately $295.0 million, subject to final adjustment for working capital delivered. Our reportable segments consist of Global Rolled and Extruded Products and Global Recycling.

Global Rolled and Extruded Products. Our Global Rolled and Extruded Products operations utilize both scrap and primary aluminum to produce rolled aluminum sheet, plate, brazing sheet and extruded products for use in the aerospace, building and construction, distribution and transportation industry segments. We generally have not competed in the aluminum can sheet, foil, and certain other industry segments. In 2007, approximately 72% of our consolidated revenues and approximately 46% of our consolidated segment income were generated by this segment of our business.

Global Recycling. Our Global Recycling segment melts and processes either company-owned or customer-owned aluminum scrap and by-products for use in the aluminum, automotive and other industries. The Wabash Alloys Acquisition in September of 2007 increased the size and scope of our aluminum recycling operations. In 2007, the Global Recycling segment generated approximately 30% of our consolidated revenues and approximately 54% of our consolidated segment income.

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

Critical Measures of Our Financial Performance

In addition to analyzing our consolidated operating performance based upon revenues, income from continuing operations and earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations, we measure the performance of our operating segments utilizing segment income. Segment income includes gross profits, segment specific realized gains and losses on derivative financial instruments, other expense (income) and segment specific selling, general and administrative expense. Corporate other expense (income), corporate general and administrative expenses, all unrealized and certain realized gains and losses on derivative financial instruments, restructuring and other charges, management fees to affiliates of TPG, interest expense, interest income, losses on the early extinguishment of debt and provisions for income taxes are not allocated to individual segments. Segment income of each segment is the result of several factors, the most critical of which are as follows:

Global Rolled and Extruded Products. The critical measures of the performance of our Global Rolled and Extruded Products segment include the following:

•	pounds shipped;

•	rolling margin;

•	metal price lag;

•	scrap spreads;

•	material margin; and

•	cash conversion costs.

The profitability of our Global Rolled and Extruded Products segment is primarily determined by the volume of pounds shipped as well as the difference between the per pound selling price and per pound metal cost (including any coating). We refer to this difference as “material margin.” The majority of our rolled and extruded products are priced using a conversion fee-based model, where we charge customers the prevailing market price for the metal content of their order plus a fee to convert the metal, called the “rolling margin.” The remaining products are sold under short term contracts or under long term contracts using fixed prices for the metal content.

Although our conversion fee-based pricing model is designed to reduce our exposure to changing primary aluminum prices, we remain susceptible to primary aluminum price changes in our fixed price sales contracts and other customer agreements where price is agreed upon prior to the physical purchase of the metal. In addition, our operations require that a significant amount of inventory be kept on hand to meet future production requirements. This base level of inventory is also susceptible to changing primary metal prices to the extent it is not committed to fixed price sales orders. In order to reduce these exposures, we focus on reducing working capital and seek to offset our purchase and sales price risk on a global basis. We also utilize various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on future sales for which aluminum has not yet been purchased and on inventory or future purchases of inventory for which a fixed sale price has not yet been determined. Our risk management practices reduce but do not eliminate our exposure to changing primary aluminum prices. While we have limited our exposure to unfavorable primary aluminum price changes, we have also limited our ability to benefit from favorable price changes.

The results of our Global Rolled and Extruded Products operations are also impacted by the time difference between when we purchase metal to fill customer orders and when that metal impacts our operating results. In general, our conversion fee-based model allows us to pass along changes in the price of primary aluminum to our customers. We, in turn, will pay higher or lower prices for the physical metal we purchase. However, as we value our inventories under the first-in, first-out method, the inventory typically impacts our cost of sales in periods subsequent to when the sales price impacts our revenues. This lag will, generally, increase our earnings in times of rising primary aluminum prices and decrease our earnings in times of decreasing primary aluminum prices; however, our use of derivative financial instruments as discussed above reduces this impact. We refer to this as the “metal price lag”.

Also included in our material margin is the impact of differences between changes in the prices of primary and scrap aluminum. As we price our product using the prevailing price of primary aluminum but purchase large amounts of scrap aluminum to produce our products, primarily in our North American operations, we benefit when primary aluminum price increases exceed scrap price increases. Conversely, when scrap price increases exceed primary aluminum price increases, our material margin will be negatively impacted. The difference between the price of primary aluminum and scrap prices is referred to as the “scrap spread” and is impacted by the effectiveness of our scrap purchasing activities, our furnace recovery of aluminum from scrap and by the supply of scrap available. We utilize derivative financial instruments to reduce the volatility of the metal component of our scrap spread.

The capital intensive nature of our operations as well as the significant amount of energy (primarily natural gas) required to re-heat and roll aluminum slabs into rolled sheet results in a significant amount of fixed and variable overhead costs. We measure the effectiveness of our rolling operations by determining the per pound cash conversion costs.

Global Recycling. The profitability of our Global Recycling segment is largely dependent on the level of demand for our recycling services and the volume of material processed. Increased production will result in lower per unit costs and increased profitability. In addition, recoveries, or the amount of aluminum recovered from the recycling process, are a key financial measure for this segment. As in the Global Rolled and Extruded Products segment, energy costs are a significant expenditure and have a significant impact on this segment’s profitability. Revenues and margin percentages in this segment are subject to fluctuations based upon the percentage of customer-owned pounds tolled or processed. Historically, increased processing under such tolling agreements has resulted in lower revenues while not affecting segment income and generally has also resulted in higher gross profit margins and segment income margins. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our pounds able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements. Segment profitability may also be impacted by changes in the price of primary aluminum, although the impact of changes in primary aluminum prices is reduced due to the higher percentage of tolling and short time period from order entry to order fulfillment that characterize this segment. However, changing scrap spreads can significantly impact segment performance. Our scrap spreads are influenced by many factors including domestic and global supply and demand, price volatility of alloying agents and movements in the terminal commodity markets.

Review of 2007 and Future Outlook

The following discusses the significant highlights, events and factors that impacted our business in 2007. Additional discussion of these items is included throughout MD&A and the audited consolidated financial statements.

•

The TPG Acquisition was completed on December 19, 2006 and the resulting adjustments to record the acquired assets and liabilities to fair value were finalized in 2007, including the appraisal of the Company’s fixed and identifiable intangible assets. These adjustments resulted in additional cost of goods sold of approximately $45.6 million related to acquired inventory and additional amortization expense of approximately $33.0 million related to the appraised value of identified finite-lived intangible assets. The TPG Acquisition is more fully described in Note B of the audited consolidated financial statements.

•

We continued to make improvements in our manufacturing and procurement processes through the execution of our productivity and cost reduction initiatives led by integration activities and our Six Sigma program. Our continuous focus on identifying and capturing synergies and productivity associated with our legacy businesses, the 2007 Acquisitions and Corus Aluminum generated estimated gross productivity savings of approximately $121.0 million in the year ended December 31, 2007.

•

We continued to execute our strategy of growth through strategic acquisitions and completed the acquisition of Wabash on September 11, 2007. We believe that the Wabash Alloys Acquisition has positioned our specification alloy business to serve the needs of a broad customer base with enhanced processing capabilities. Aggregate net cash consideration for the acquisition was $158.7 million.

Wabash contributed revenues of $208.3 million during the period of approximately four months in which its operating results were included in our consolidated operating results. These operations contributed segment income of $0.7 million, which was negatively impacted by approximately $1.4 million of costs related to the application of purchase accounting rules which prevented us from reflecting the majority of the normal profit associated with the sale of acquired inventories in our consolidated operating results.

•

Our Global Rolled and Extruded Products segment reported a decrease in segment income of approximately $129.9 million in 2007 primarily as a result of lower volumes in our North American operations, higher input costs, reduced material margins, decreased gains on the sale of fixed assets, and the impact of $35.7 million of additional cost of goods sold and amortization recorded as a result of the TPG Acquisition purchase accounting as previously described. Additionally, the acquired operations of Corus Aluminum generated a segment loss of $66.2 million in 2007 as compared to a $27.1 million segment loss in the five month period ended December 31, 2006, during which its operating results were included in our consolidated operating results. These factors more than offset the favorable impacts of productivity and acquisition synergies.

•

Excluding the impact of the Wabash Alloys Acquisition, segment income from our Global Recycling segment decreased by approximately $25.7 million as a result of unfavorable movements in North American scrap spreads, increased costs associated with many of the inputs to the recycling process and the impact of the weakening U.S. dollar on our Brazilian operations. Global Recycling segment income was also negatively impacted by $15.2 million of additional cost of goods sold and amortization recorded as a result of the TPG Acquisition purchase accounting as previously described. These factors more than offset record results in our European recycling operations.

•

We recorded restructuring and other charges of approximately $32.8 million in 2007. We expect the restructuring programs initiated in 2007 will result in a reduction in our overall cost base and improve upon the efficiency of our production functional activities.

We also face many challenges in our business and industry, the following of which are the most significant:

•

As a result of the TPG Acquisition and due the additional indebtedness incurred in connection with the Wabash Alloys Acquisition, we are highly leveraged. While substantially all of our indebtedness matures in 2011 or later, we will continue to incur and pay significant interest expense under our existing capital structure. We estimate that our interest payments, excluding interest on our revolving credit facility, will be approximately $183.8 million in the year ending December 31, 2008. Our ability to continue to meet these obligations will depend on our continued ability to generate cash flow.

•

The TPG Acquisition also required that all of our assets and liabilities be adjusted to fair value through purchase accounting. We recorded accounting adjustments to write-up our inventories by $46.3 million. This increased inventory value was charged to cost of sales primarily in the first quarter of 2007 and significantly reduced our reported gross margin and pre-tax income in that period. We recorded approximately $33.0 million of additional amortization expense primarily as a result of the amortization of finite-lived intangible assets recorded in conjunction with the TPG Acquisition. Further, the application of purchase accounting rules prohibit us from reflecting the economic benefits associated with the settlement of derivative financial instruments in place as of the TPG Acquisition date in our current and future operating results.

•

We remain susceptible to changing primary metal and natural gas prices as well as changing currency and interest rates. We continually evaluate our risk management and hedging activities in an attempt to reduce the impact of these changes on our operating results and cash flows. During 2007, we believe we have improved our hedging practices with the goal that in 2008, and thereafter, volatility in the reported segment income will be reduced as a result. However, although we have reduced our exposure to unfavorable changes in primary aluminum prices, we have also reduced our ability to benefit from favorable price changes.

•

Our metal, currency and natural gas derivative financial instruments are not treated as hedges for accounting purposes. As a result, changes in the fair values of these derivatives are recorded immediately in the statement of operations rather than at the time of the settlement of the derivative instrument. This has led to earnings volatility in the past and we expect further earnings volatility in future periods. We record the changes in the fair value of derivatives not accounted for as hedges, including both unrealized gains and losses associated with open contracts and realized gains and losses associated with settled contracts, within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations. Our definition of segment income includes only the impact of derivative financial instruments that have been settled for cash in the period.

•

The North American housing industry declined significantly in 2007 and is expected to continue to decline in 2008. Single family home construction has decreased approximately 26% year-over-year resulting in lower volumes in our North America rolled products operations.

•

Prices for many alloys and other inputs to our production processes increased in 2007 and are expected to increase further in 2008. Our ability to pass along these increases to our customers may be limited.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Basis of Presentation

We have prepared our discussion of the results of operations for the year ended December 31, 2007 by comparing the results of operations for the year then ended to the combined amounts obtained by adding the earnings and cash flows for the period from January 1, 2006 to December 19, 2006 (the “Predecessor Period”) and the period from December 20, 2006 to December 31, 2006 (the “Successor Period”). We refer to the sum of these two periods as the “Combined Period.” We have included this presentation as we believe that it provides a meaningful method of comparison. In addition, we present a separate discussion of the operating results for the Successor Period.

Historical Operating Results

The following provides financial and operating data for the year ended December 31, 2007, 2006 (Combined) and 2005.

				Percentage Change
For the year ended December 31,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Successor)	(Combined)	(Predecessor)
Revenues	$5,989.9	$4,195.6	$2,184.9	43%	92%
Cost of sales	5,688.0	3,845.7	1,962.9	48	96

Gross profit	301.9	349.9	222.0	(14)	58
Gross profit as a percentage of revenues	5%	8%	10%
Selling, general and administrative expense	287.1	166.3	86.4	73	92
Restructuring and other charges	32.8	41.9	29.8	(22)	41
(Gains) losses on derivative financial instruments	(49.9)	(30.8)	8.0	62		*

Operating income	31.9	172.5	97.8	(82)	76
Interest expense	207.2	84.9	39.0	144	118
Equity in net loss of affiliates	—	—	1.6	*		*
Interest income and other expense (income), net	5.9	(21.8)	—	*		*
Loss on early extinguishment of debt	—	54.4	—	*		*

(Loss) income from continuing operations before income taxes and minority interests	(181.2)	55.0	57.2	*		*
(Benefit from) provision for income taxes	(88.4)	22.7	(6.3)	*		*

(Loss) income from continuing operations before minority interests	(92.8)	32.3	63.5	*		*
Minority interests, net of provision for income taxes	0.1	0.1	0.5	*		*

(Loss) income from continuing operations	(92.9)	32.2	63.0	*		*
(Loss) income from discontinued operations, net of tax	(32.7)	38.1	11.3	*		*

Net (loss) income	$(125.6)	$70.3	$74.3	*		*

Total Segment Income	$110.6	$265.5	$202.4	(58)	31
Corporate general and administrative expenses	(81.8)	(71.8)	(58.2)	14	23
Restructuring and other charges	(32.8)	(41.9)	(29.8)	(22)	41
Interest expense	(207.2)	(84.9)	(39.0)	144	118
Unallocated gains (losses) from derivative financial instruments	21.8	35.3	(18.6)	(38)		*
Unallocated interest and other income, net	8.2	7.2	0.4	14		*
Loss on early extinguishment of debt	—	(54.4)	—	(100)		*

(Loss) income from continuing operations before income taxes, and minority interests	$(181.2)	$55.0	$57.2	(429%)	(4)%

* Results not meaningful.

Revenues and Shipments

The following table shows revenues and shipment data by segment and the percentage changes from the prior period:

For the year ended December 31,	2007	2006	2005	2007 over 2006 % change	2006 over 2005 % change
	(Successor)	(Combined)	(Predecessor)
	(in millions, except percentages)
Revenues:
Global Rolled and Extruded Products	$4,305.0	$2,726.2	$1,246.7	58%	119%
Global Recycling	1,808.5	1,489.0	967.9	21	54
Intersegment revenues	(123.6)	(19.6)	(29.7)	*	(34)

Consolidated revenues	$5,989.9	$4,195.6	$2,184.9	43%	92%

Pounds shipped:
Global Rolled and Extruded Products	2,113.3	1,640.9	922.3	29%	78%
Global Recycling	3,243.8	2,889.5	2,804.9	12	3

*	Result is not meaningful.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our revenues for the year ended December 31, 2007 increased $1.8 billion, to approximately $6.0 billion, compared to the year ended December 31, 2006. The 2007 Acquisitions, the inclusion of revenues generated by Corus Aluminum for the whole year in 2007 compared to five months in 2006 and the impact of the stronger euro accounted for an estimated $1.9 billion of increase. Excluding the impact of the acquired businesses, Global Rolled and Extruded Products segment revenues decreased by approximately $64.9 million as slight improvement in rolling margins was more than offset by lower shipment levels. Excluding the impact of the acquired businesses, Global Recycling segment revenues increased by approximately $110.5 million, primarily as a result of improved volumes and the favorable impact of changes in currency exchange rates, partially offset by lower selling prices.

The following table presents the estimated impact of key factors that resulted in the 43% increase in our consolidated revenues from 2006 to 2007:

	Global Rolled and Extruded Products	Global Recycling	Consolidated
Price	2%	(3)%	—%
Volume/mix	(9)	8	(3)
Acquisitions *	63	14	46
Other	2	2	2
Intersegment revenues	—	—	(2)

Total percentage increase	58%	21%	43%

*	Represents the operations acquired as a result of the 2007 Acquisitions as well as the increase resulting from the inclusion of twelve months of revenues of the acquired businesses of Corus Aluminum in 2007 versus five months in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our revenues for the year ended December 31, 2006 increased $2.0 billion compared to the year ended December 31, 2005. The acquired operations of Corus Aluminum, ALSCO, Tomra Latasa, Alumitech and the

acquired assets of Ormet accounted for an estimated $1.6 billion of this increase. Excluding the impact of the acquired businesses, Global Rolled and Extruded Products segment revenues increased $111.5 million as lower shipment levels and slightly lower rolling margins were more than offset by the impact of the rising price of primary aluminum. Excluding the impact of the acquired businesses, Global Recycling segment revenues increased by $334.6 million as a result of improved volumes and higher selling prices resulting from the rising price of primary aluminum and higher tolling fees.

The following table presents the estimated impact of key factors that resulted in the 92% increase in our consolidated revenues from 2005 to 2006:

	Global Rolled and Extruded Products	Global Recycling	Consolidated
Price	18%	30%	23%
Volume/mix	(10)	5	(3)
Acquisitions *	111	19	72

Total percentage increase	119%	54%	92%

*	Represents the operations acquired as a result of the Corus Aluminum acquisition as well as the year-over-year changes in revenues resulting from our 2005 acquisitions.

Global Rolled and Extruded Products Revenues

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006. Segment revenues increased by approximately $1.6 billion in the year ended December 31, 2007 to approximately $4.3 billion compared to the year ended December 31, 2006. The increase in revenues was due to the net impact of the following:

•	Corus Aluminum, which generated revenues of approximately $2.6 billion in the year ended December 31, 2007 as compared to $949.4 million in the five months ended December 31, 2006;

•	The 2007 Acquisitions contributed revenues of $95.2 million to the North American operations of the Global Rolled and Extruded Products segment in the year ended December 31, 2007;

•

Increases in the average selling price of primary aluminum included in our invoiced prices for the year ended December 31, 2007 compared to the year ended December 31, 2006, excluding the impact of acquired businesses, resulted a slight increase in revenues; and

•

Offsetting these increases was a 16% reduction in shipment levels in the year ended December 31, 2007 compared to the year ended December 31, 2006, excluding the incremental impact of the acquired businesses, which resulted in a reduction of revenues of approximately $255.4 million. This decrease primarily resulted from lower demand in North America in building and construction and metal distribution.

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

Global Recycling Revenues

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006. Global Recycling revenues increased $319.5 million in the year ended December 31, 2007 to approximately $1.8 billion compared to approximately $1.5 billion in the year ended December 31, 2006. The increase in revenues was due to the following:

•	The 2007 Acquisitions, which generated incremental revenues of approximately $209.0 million in the year ended December 31, 2007;

•	Excluding the impact of the 2007 Acquisitions, the segment’s revenues benefited from improved volumes, slight improvements in the mix of product sold and favorable changes in currency exchange rates.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global Recycling revenues increased $521.1 million in the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in revenues was due to the following:

•	The acquisitions of Alumitech, Tomra Latasa and certain assets of Ormet, which generated incremental revenues of $186.5 million in the year ended December 31, 2006;

•

Excluding the impact of the acquired businesses, the segment benefited from the 35% increase in the average LME price of aluminum passed along to our customers in the year ended December 31, 2006. The higher LME prices contributed to higher selling prices per pound, increasing revenues by approximately $293.2 million; and

•

Pounds shipped decreased as a result of shifting certain recycling facilities to the Global Rolled and Extruded Products segment in 2006. Management estimates that Global Recycling segment revenues would have been lower by approximately $22.8 million in the year ended December 31, 2005 as a result of this change. Segment results have not been restated to reflect this change. Exclusive of this change and the impact of the acquisitions, pounds shipped increased by 5% in the year ended December 31, 2006 compared to the year ended December 31, 2005, resulting in a $51.8 million increase in revenue in 2006.

Segment Income and Gross Profit

The following table shows the total income for our segments, the percentage change from the prior period and a reconciliation of segment income to our consolidated gross profit:

For the year ended December 31,	2007	2006	2005	2007 over 2006 % change	2006 over 2005 % change
	(Successor)	(Combined)	(Predecessor)
	(in millions, except percentages)
Segment income:
Global Rolled and Extruded Products	$50.8	$180.7	$160.6	(72%)	13%
Global Recycling	59.8	84.8	41.8	(29)	103

Total segment income	$110.6	$265.5	$202.4	(58%)	31%
Items not included in gross profit:
Segment selling, general and administrative expense	$205.3	$94.5	$28.2	117%	235%
Allocated (gains) losses on derivative financial instruments	(28.1)	4.5	(10.6)	*	*
Equity in loss of affiliates	—	—	1.6	*	*
Other expense (income)	14.1	(14.6)	0.4	*	*

Gross profit	$301.9	$349.9	$222.0	(14%)	58%

*	Result is not meaningful.

Global Rolled and Extruded Products Segment Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006. The Global Rolled and Extruded Products segment generated segment income of approximately $50.8 million in the year ended December 31, 2007 as compared to $180.7 million in the year ended December 31, 2006. The decrease was due to the following:

•

The acquired operations of Corus Aluminum, which incurred segment losses of approximately $66.2 million in the year ended December 31, 2007 as compared to losses of $27.1 million from the date of acquisition in 2006. Reported segment income for these operations was negatively impacted by purchase accounting rules under generally accepted accounting principles in the United States of America (“U.S. GAAP”) which effectively eliminate the profit associated with acquired inventories by requiring those inventories to be adjusted to fair value through the purchase price allocation. This requirement resulted in $23.5 million of additional costs of sales recorded in the year ended December 31, 2007, as compared to $5.4 million in 2006. Amortization expense associated with finite-lived intangible assets was approximately $6.0 million higher in 2007 as compared to the five month period ended December 31, 2006. In addition, the purchase accounting rules also prevented the recognition of $66.7 million of the economic benefits of acquired aluminum and currency derivatives that settled during 2007, as compared to $34.8 million in 2006.

•

The $90.8 million decrease in segment income for the year ended December 31, 2007 as compared to the year ended December 31, 2006, excluding the impact of the acquired operations of Corus Aluminum, is primarily comprised of the following:

•

Lower production and shipment volumes, excluding the acquired businesses, which resulted in a decrease in segment income of approximately $62.1 million, primarily as a result of lower demand from the North American building and construction industry and across most other industries served by our North American operations;

•

The application of purchase accounting rules under U.S. GAAP to the legacy rolled products businesses’ inventory, which resulted in approximately $17.3 million of additional costs of sales in the year ended December 31, 2007 as compared to the year ended December 31, 2006. In addition, the purchase accounting rules also prevented the recognition of $6.7 million of gains related to acquired aluminum and natural gas derivatives that settled during 2007, as compared to $2.7 million of losses in 2006;

•

Net gains on the sale of fixed assets of approximately $12.7 million in 2006, which was primarily comprised of a $13.8 million gain on the sale of the buildings and land at the Carson, California facility as compared to no such gain in 2007;

•

Additional amortization expense in 2007 of approximately $18.4 million was recorded as a result of the adjustment to the appraised values of the finite-lived intangible assets recorded in connection with the TPG Acquisition;

•	Higher freight, energy and personnel costs in the year ended December 31, 2007 as compared to the year ended December 31, 2006 negatively impacted segment income by approximately $17.9 million;

•

Reduced material margins, resulting from the less favorable impact of metal price lag which more than offset slightly higher scrap spreads and rolling margins, resulted in a decrease in segment income of approximately $8.0 million; and

•	Gross productivity savings which positively impacted segment income by an estimated $51.0 million in the year ended December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global Rolled and Extruded Products segment income for the year ended December 31, 2006 increased $20.1 million compared to the year ended December 31, 2005. The net increase was due to the following:

•

The acquisition of ALSCO and the impact of certain of the assets acquired from Ormet, which increased segment income by an estimated $44.6 million in the year ended December 31, 2006 compared to the year ended December 31, 2005;

•

Synergies from the Commonwealth acquisition and productivity benefits, which improved segment income by an estimated $30.7 million in the year ended December 31, 2006 compared to the year ended December 31, 2005;

•	A $13.8 million gain on the sale of the buildings and land at the Carson, California facility in the year ended December 31, 2006;

•

The closure of the Carson, California rolling mill in March 2006 and the shifting of that facility’s production to our lower cost rolling mills in Richmond, Virginia and Uhrichsville, Ohio, which increased segment income by an estimated $10.4 million in the year ended December 31, 2006;

•	Material margins, which improved as a result of the impact of the metal price lag of rising aluminum prices and improved scrap spreads, more than offset lower rolling margins;

•

The acquired operations of Corus Aluminum, which incurred segment losses of $27.1 million since August 1, 2006. Reported segment income for these operations was negatively impacted by purchase accounting rules which resulted in $5.4 million of additional costs of sales recorded in the year ended December 31, 2006. In addition, the purchase accounting rules also prevented the recognition of $34.8 million of the economic benefits of acquired aluminum and currency derivatives that settled during the period;

•	Lower shipment levels, excluding the acquired businesses, which resulted in a decrease in segment income of approximately $39.0 million; and

•	Higher freight, energy and personnel costs, which reduced segment income by $29.4 million.

Global Recycling Segment Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006. Global Recycling segment income for the year ended December 31, 2007 decreased by $25.0 million as compared to the year ended December 31, 2006. This decrease is primarily due to the following:

•

Reduced North American specification alloy scrap spreads from continued export pressure and fundamental terminal market shifts resulted in decreased segment income of approximately $12.6 million in 2007 as compared to 2006;

•	The impacts of higher input and landfill costs resulted in an additional decrease of approximately $15.2 million;

•	The impact of the weakening of the U.S. dollar on our Brazilian operation and increased environmental related costs in 2007 resulted in decreased segment income of approximately $9.5 million;

•

The application of purchase accounting rules under U.S. GAAP to inventory and higher amortization on finite-lived intangible assets recorded in 2007 in connection with the TPG Acquisition, which resulted in approximately $15.2 million of reduced segment income in the year ended December 31, 2007 as compared to the year ended December 31, 2006. In addition, the purchase accounting rules also prevented the recognition of $3.1 million of losses related to acquired aluminum and natural gas derivatives that settled during 2007;

•

Wabash generated approximately $0.7 million of segment income, which reflects the negative impacts of purchase accounting adjustments related to acquired inventory totaling approximately $1.4 million; and

•	Gross synergy and productivity savings positively impacted segment income by approximately $27.0 million in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Global Recycling segment income for the year ended December 31, 2006 increased by $43.0 million as compared to the year ended December 31, 2005. This decrease primarily resulted from:

•	The acquisitions of Alumitech, Tomra Latasa and certain assets of Ormet, which contributed incremental segment income of $20.8 million in 2006;

•

Productivity initiatives to reduce metal procurement costs increased segment income by $20.3 million in 2006 while increased volumes and widening scrap spreads resulting from higher average LME prices increased segment income by $27.5 million;

•	Higher personnel and other manufacturing costs reduced segment income by $15.6 million in 2006 as compared to 2005; and

•

Segment income for the year ended December 31, 2005, which has not been restated, included $2.1 million related to the Global Recycling facilities which are now accounted for as part of the Global Rolled and Extruded Products segment.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expenses (“SG&A”) increased by approximately $120.8 million in the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is as follows:

•

Segment SG&A expenses increased by $110.8 million primarily due to the inclusion of the acquired Corus Aluminum entities for the full year in 2007 as compared to five months in 2006, the acquisition of Wabash and incremental amortization expense of approximately $33.0 million in 2007 as compared to 2006; and

•

Corporate SG&A expenses increased $10.0 million primarily as a result of additional sponsor management fees of approximately $9.1 million in 2007, additional costs related to the Company’s European headquarters of approximately $4.7 million and approximately $2.4 million of additional depreciation expense of Corporate fixed assets associated with step up to fair value in connection with the TPG Acquisition. Partially offsetting these increases was a decrease of approximately $6.6 million associated with lower incentive and stock-based compensation expense in 2007.

As a percentage of revenues, SG&A increased from 4.0% in 2006 to 4.8% in 2007, which is primarily reflective of the incremental amortization expense associated with the finite-lived intangible assets recorded in connection with the TPG Acquisition and sponsor management fees paid in 2007 but not in prior years.

Consolidated SG&A expenses increased $79.9 million in the year ended December 31, 2006 compared to the year ended December 31, 2005.

•	Corporate SG&A expenses increased $13.6 million primarily as a result of higher incentive compensation and stock-based compensation expense; and

•	Segment SG&A expenses increased by $66.3 million primarily due to the acquisition of Corus Aluminum and the 2005 Acquisitions.

As a percentage of revenues, SG&A was approximately 4.0% in 2005 and 2006.

Restructuring and Other Charges

During the year ended December 31, 2007, we initiated restructuring programs to reduce our overall cost base and maximize the efficiency of our production and functional activities. Certain existing facilities within our Global Rolled and Extruded Products and Global Recycling reportable segments were affected by the restructuring activities. During the year ended December 31, 2007, we recorded restructuring and other charges totaling approximately $32.8 million, of which $13.3 million was non-cash related and $19.5 million was cash related. The charges resulted from the following activities:

•

We recorded non-cash asset impairment charges of approximately $5.5 million primarily related to the planned shutdown of our Toronto and Bedford paint facility operations within our Global Rolled and Extruded Products segment. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value;

•	We recorded cash charges for exit costs of approximately $1.3 million related to the consolidation of our European magnesium recycling facilities;

•

In connection with the acquisition of Wabash, we consolidated the operations of our existing Monterrey, Mexico facility into the acquired Monclova, Mexico facility within the Global Recycling segment. As a result, we recorded non-cash asset impairment charges of approximately $7.7 million and employee severance and other closure costs of approximately $2.4 million in the fourth quarter 2007. We based the determination of the impairment of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value; and

•

We incurred approximately $4.5 million of severance and benefit costs associated with the separation of certain former executive officers of the Company. Additionally, we incurred approximately $10.7 million related to costs associated with potential acquisitions that were not consummated and for start up costs associated with the European headquarters.

In addition to the $32.8 million of restructuring charges recorded in our results from continuing operations, we recorded purchase accounting adjustments of approximately $9.7 million and $10.6 million in connection with the TPG Acquisition and the acquisition of Wabash, respectively, related to restructuring initiatives in our

Global Rolled and Extruded Products and Global Recycling segments. With the acquisition of Corus Aluminum and the subsequent TPG Acquisition and the related integration, we formulated plans to restructure our Global Rolled and Extruded Products segment for the purpose of reducing our overall cost base. These restructuring activities resulted in recording approximately $9.7 million of severance to be paid in connection with the involuntary termination of certain employees, primarily within the acquired operations of Corus Aluminum. With the acquisition of Wabash in September 2007, we shutdown and permanently closed certain of the acquired facilities, including the Dickson and Guelph plants, resulting in involuntary termination costs totaling approximately $4.8 million and other exit costs of approximately $5.8 million. The purchase price allocation associated with the Wabash acquisition is preliminary, and final determination of the required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of integration plans, and the finalization of the related deferred tax assets and liabilities.

During the year ended December 31, 2006, we recorded restructuring and other charges of $41.9 million. The charges resulted from the following activities:

•

We modified the vesting provisions of certain share units in connection with the TPG Acquisition and recorded $0.5 million of additional compensation expense associated with the modifications within “Restructuring and other charges.” In addition, as the outstanding stock options and non-vested restricted shares were, by the terms of those agreements, immediately vested upon the change in control that resulted from the TPG Acquisition, we accelerated the expensing of these awards as well as the original fair value of the share units. The accelerated vesting resulted in $10.3 million of compensation expense being recorded within “Restructuring and other charges.” In addition to these charges, we incurred $20.5 million of expenses associated with the proxy solicitation to our former stockholders and $5.5 million of bridge loan commitment fees associated with the refinancing which have been included within “Restructuring and other charges” of the Successor Period;

•

During the fourth quarter, we recorded asset impairment charges of $5.0 million associated with certain assets within our Global Recycling segment. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the affected assets. In addition, we recorded $0.8 million of employee severance and benefit costs associated primarily with the realignment of our operating segments as a result of our acquisition of Corus Aluminum. All affected employees had left their positions as of December 31, 2006; and

•

We reversed approximately $3.2 million of the employee severance and environmental accruals established in 2005 and recorded additional asset impairments of $0.9 million and other exit costs of $1.6 million primarily associated with various contractual obligations at the Carson facility.

The restructuring charges of $29.8 million recorded in 2005 relate primarily to the closure of our rolled products facility in Carson, California. The closure relates to our acquisition of ALSCO and resulted from our determination that the rolling operations at ALSCO’s Richmond, Virginia facility were more efficient and cost effective. The impairment charge totaled $24.3 million and consisted of non-cash asset impairment charges of $16.3 million, severance and other employee related benefit costs of $5.5 million and other exit costs of $2.5 million. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that will be moved to our other facilities as the expected undiscounted cash flows of those assets is sufficient to recover their carrying value.

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

(Gains) Losses on Derivative Financial Instruments

Amounts recorded within “(Gains) losses on derivative financial instruments” include the changes in fair value of those derivative financial instruments that we do not account for as hedges. During the year ended December 31, 2007, these gains were primarily comprised of approximately $42.3 million of realized gains related to our metal hedges.

During the year ended December 31, 2006, we recorded a $9.8 million gain from currency option contracts used to hedge a portion of the purchase price paid to acquire Corus Aluminum. We also recorded net realized and unrealized gains of $20.8 million on our aluminum derivative financial instruments as a result of the rising price of primary aluminum during the year.

Interest Expense

Interest expense increased in 2007 compared to 2006 as a result of increased debt levels in connection with the TPG Acquisition and the acquisitions of Corus Aluminum and Wabash Alloys. Our average debt outstanding increased from $1.0 billion in 2006 to $2.7 billion in 2007.

Interest expense increased in 2006 compared to 2005 as a result of increased debt levels in connection with the acquisition of Corus Aluminum and the TPG Acquisition. Our average debt outstanding increased from $421.1 million in 2005 to $1.0 billion in 2006.

Loss on Early Extinguishment of Debt

In connection with the acquisition of Corus Aluminum, we refinanced substantially all of our indebtedness as of August 1, 2006. As a result of this refinancing, we incurred charges of $54.4 million related to the prepayment premiums associated with the 9% senior notes due 2014 (the “9% Notes”) and the 10 3/8% senior secured notes due 2010 (the “10 3/8% Notes”) and the write-off of existing deferred financing costs and debt discounts. See “Liquidity and Capital Resources—August 2006 Refinancing” and Note L of the audited consolidated financial statements included in this annual report.

Interest Income and Other (Income) Expense

During 2007, we recorded approximately $3.3 million of interest income and incurred expense of approximately $9.2 million related primarily to foreign currency losses on U.S. dollar denominated accounts receivable held by certain of our European businesses.

During 2006 we sold the land and buildings at our Carson, California rolling mill and recorded a gain of $13.8 million on the sale.

Provision for (Benefit from) Income Taxes

Income tax benefit was $88.4 in 2007 compared to an expense of $22.7 million in 2006. The 2007 income tax benefit consisted of a benefit of $56.9 million from non-U.S. tax jurisdictions and $31.5 million from the U.S. Various non-U.S. tax jurisdictions reduced their statutory tax rates in 2007 resulting in a $32.7 deferred tax benefit from the reduction of deferred tax liabilities. This benefit resulted primarily from the approximately 10% tax rate reduction in Germany.

At December 31, 2007 we had a valuation allowance of $136.5 million to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total 2007 valuation allowance, $109.6 million relates to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions and $26.9 million relates primarily to Kentucky state recycling credits and other state net operating losses. We believe that sufficient evidence currently exists that it is more likely than not that we will not recognize these deferred tax assets.

The 2006 income tax expense consisted of a provision of $3.7 million from non-U.S. tax jurisdictions and $19.0 million from the U.S. In 2006, management released the remaining federal valuation allowance of $0.9 million based upon positive evidence that it was more likely than not that our future taxable income, including reversals of taxable temporary differences, would be substantial enough to realize our net U.S. deferred tax assets.

At December 31, 2006 we had a valuation allowance of $93.6 million to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total 2006 valuation allowance, $67.2 million relates to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions and $26.4 million relates primarily to Kentucky state recycling credits and other state net operating losses. A significant amount of the non-U.S. valuation allowance relates to entities purchased as part of the acquisition of Corus Aluminum. We provided a valuation allowance of $52.0 million on deferred tax assets set up in the opening balance sheet of the non-U.S. Corus Aluminum entities. We believe that sufficient evidence currently exists that it is more likely than not that we will not recognize these deferred tax assets.

Discontinued Operations

On November 27, 2007, we announced a definitive agreement to sell our Zinc business, and accordingly, the businesses comprising the Global Zinc segment have been reported as discontinued operations and excluded from the information shown below. The Zinc Disposition closed on January 11, 2008 for approximately $295.0 million, subject to final adjustment for working capital delivered. We expect that approximately $220.0 million of the proceeds from the Zinc Disposition will be used to pay down the balance on the Revolving Credit Facility with the expectation that the excess borrowing capacity will be used to finance capital expenditures and acquisitions in 2008 and the first quarter of 2009. Net loss from discontinued operations, net of tax, in 2007 was approximately $32.7 as compared to net income from discontinued operations, net of tax, of $38.1 million in 2006. Net loss from discontinued operations, net of tax, in 2007 reflects the preliminary after tax loss on the Zinc Disposition of approximately $26.3 million. Additionally, approximately $15.6 million was recorded in 2007 related to the impact of purchase accounting which resulted in additional amortization expense and cost of goods sold associated with the write-up of acquired inventory.

Results of Operations for the Period from December 20, 2006 to December 31, 2006

We generated revenues of $94.1 million and gross profit of $2.9 million in the period from December 20, 2006 to December 31, 2006. Gross profit was negatively impacted by purchase accounting rules as acquired inventories were adjusted to fair value. SG&A costs totaled $6.0 million and represent corporate and segment expenses. Restructuring and other costs reflect a $5.5 million bridge loan commitment fee resulting from our December 2006 refinancing. Gains on derivative financial instruments totaled $11.1 million during the period and resulted from a favorable movement in the LME price of aluminum. Interest expense of $6.9 million reflects our new capital structure.

Liquidity and Capital Resources

We expect to finance our operations and capital expenditures from internally generated cash and amounts available under our 2006 Credit Facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of cash on hand, funds from long-term borrowings and equity issuances. The TPG Acquisition has significantly increased our level of indebtedness. Our ability to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, a combination of cash on hand, internally generated funds and borrowings available to us will be adequate to fund our current level of operational needs and to make required payments of principal and interest on our debt for the foreseeable future.

December 2006 Refinancing

On December 19, 2006, in conjunction with the TPG Acquisition, we entered into the $750.0 million Revolving Credit Facility, the $1,225.0 million Term Loan Facility, as amended on March 16, 2007, and issued $600.0 million of Senior Notes and $400.0 million of Senior Subordinated Notes. The Revolving Credit Facility amended and restated the revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to, in part, increase the maximum borrowings by $100.0 million, subject to lender approval. In addition, the Term Loan Facility amended and restated the term loan facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to increase the maximum borrowings to $825.0 million and €303.0 million. We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the TPG Acquisition. We incurred $85.3 million of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.

Revolving Credit Facility

On August 23, 2007, in connection with our acquisition of Wabash, we entered into an incremental commitment agreement, thereby amending our Revolving Credit Facility. This agreement increased the size of this facility by $100.0 million, up to $850.0 million, subject to applicable borrowing bases. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2007, we estimate that our borrowing base would have supported borrowings of $666.1 million. After giving effect to the $375.8 million of outstanding borrowings as well as outstanding letters of credit of $31.4 million, we had $258.9 million available for borrowing as of December 31, 2007.

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

The weighted average interest rate under the Revolving Credit Facility as of December 31, 2007 was 6.5%.

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

Although the credit agreement governing the Revolving Credit Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the Revolving Credit Facility is less than the greater of (x) $65.0 million and (y) 10% of the total commitments under the Revolving Credit Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants associated with the credit agreement as of December 31, 2007.

Term Loan Facility

Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 million in U.S. dollar borrowings and €303.0 million in euro borrowings. We have borrowed the maximum amount under Term Loan Facility as of December 31, 2007.

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

The applicable margin for borrowings by us in U.S. dollars under our Term Loan Facility is 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar borrowings. The applicable margin for loans made to Aleris Deutschland Holding GmbH in euros is 2.13%. At December 31, 2007, the weighted average interest rate for borrowings under the Term Loan Facility was 6.9%.

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

The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount during the first 6 3/4 years thereof, with the balance payable on the maturity date. The Term Loan Facility is secured, subject to certain exceptions (including appropriate limitations in light of U.S. federal income tax considerations on guaranties and pledges of assets by foreign subsidiaries, and certain pledges of such foreign subsidiaries’ stock, in each case to support loans to us), by (i) a first-priority security interest in substantially all our fixed assets located in the United States, substantially all of the fixed assets of substantially all of our wholly-owned domestic subsidiaries located in the United States, and substantially all of the assets of Aleris Deutschland Holding GmbH and certain of its subsidiaries, (ii) a second priority security interest in all collateral pledged by us and substantially all of our wholly-owned domestic subsidiaries on a first-priority basis to lenders under the Revolving Credit Facility located in the United States, and (iii) the equity interests of certain of our foreign and domestic direct and indirect subsidiaries (including Aleris Deutschland

Holding GmbH and Aleris Switzerland GmbH). The borrowers’ obligations under the Term Loan Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries. In addition, we guarantee the obligations of Aleris Deutschland Holding GmbH under the Term Loan Facility.

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

Senior Notes

On December 19, 2006, Merger Sub issued $600.0 million aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the TPG Acquisition, we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014.

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (“PIK Interest”) or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest. Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the senior notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15.

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

Senior Subordinated Notes

On December 19, 2006, Merger Sub issued $400.0 million aggregate original principal amount of 10.0% Senior Subordinated Notes under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. At the closing of the Transactions, as the surviving corporation in the TPG Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15.

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

9% New Senior Notes

On September 11, 2007, we issued $105.4 million aggregate principal amount of 9% New Senior Notes, under a senior indenture (the “New Senior Indenture”) with LaSalle Bank National Association, as trustee.

The 9% New Senior Notes are our unsecured senior obligations and are fully and unconditionally guaranteed on a joint and several unsecured, senior basis, by each of our restricted subsidiaries that are domestic subsidiaries and that guarantee our obligations under our 2006 Credit Facilities. The New Senior Indenture governing the 9% New Senior Notes is substantially similar to the Senior Indenture described above and includes substantially the same covenants, events of default and redemption provisions as contained in the Senior Indenture, except that the interest payable on the 9% New Senior Notes is only payable in cash, unlike the Senior Notes as described above.

August 2006 Refinancing

In connection with the acquisition of Corus Aluminum, we entered into the Revolving Credit Facility, the Term Loan Facility, and a temporary senior unsecured facility funded in U.S. dollars and euros. In addition to funding the purchase price paid to acquire Corus Aluminum, we used the proceeds from these facilities to refinance substantially all of our then-existing indebtedness and to pay costs associated with the acquisition and new facilities. Amounts outstanding under our former credit facility were repaid and that agreement was terminated on August 1, 2006. We completed a cash tender offer and consent solicitation for the 9% Notes on August 1, 2006 and effected a legal defeasance on August 2, 2006 that resulted in the discharge of our obligations under the 9% Notes and the indenture governing the 9% Notes. We also completed a cash tender offer and consent solicitation for the 10 3/8% Notes on August 1, 2006, effected a covenant defeasance on August 2, 2006 that terminated our obligations with respect to substantially all of the remaining restrictive covenants on the 10 3/8% Notes and effected the satisfaction and discharge of the indenture governing the 10 3/8% Notes on October 20, 2006, including the release of all liens on the collateral securing the 10 3/8% Notes. In addition, we repaid all of the amounts outstanding under the VAW-IMCO credit facilities and $59.0 million of Corus Aluminum’s outstanding debt. As a result of these financing activities, we incurred prepayment penalties totaling $38.0 million and wrote off $16.4 million of unamortized debt issuance costs. The total charge of $54.4 million has been recorded within “Loss on early extinguishment of debt” in the consolidated statement of operations. In addition, we incurred fees and expenses associated with the refinancing totaling $29.8 million. These costs were capitalized as debt issuance costs, amortized to interest expense through the date of the TPG Acquisition and then eliminated in purchase accounting as a result of the refinancing of debt related to the TPG Acquisition.

Cash Flows from Operations

Cash flows generated from our operating activities were $307.9 million in the year ended December 31, 2007 and $210.0 million in the year ended December 31, 2006. Our operating cash flows for 2007 were negatively impacted by approximately $47.3 million of higher cost of goods sold due to the write up of inventory in connection with the TPG Acquisition and the 2007 Acquisitions. Operating cash flows improved from lower accounts receivable balances, primarily due to a $60.3 million decrease in revenues during the month of December 2007, excluding the 2007 Acquisitions, as compared to December 2006. Inventories decreased by approximately $177.4 million, excluding the impact of the 2007 Acquisitions, primarily as a result of working capital management activities coupled with reduced volumes produced. Accounts payable and accrued liabilities decreased by approximately $54.6 million due primarily to decreased purchasing and production.

Cash flows generated from our operating activities were $210.0 million in the year ended December 31, 2006 and $97.5 million in the year ended December 31, 2005. Operating cash flows primarily reflect our strong operating performance in the year ended December 31, 2006. Negatively impacting operating cash flows were slightly higher accounts receivable balances, excluding Corus Aluminum, as compared to December 2005. The rising price of primary metals contributed to the $85.5 million increase in accounts payable and accrued expenses at December 31, 2006. Inventories remained relatively consistent as the impact of rising prices of primary metals was offset by lower inventory levels at December 31, 2006 as compared to December 31, 2005, excluding the impact of Corus Aluminum.

Cash Flows from Investing Activities

Cash flows from investing activities, in the year ended December 31, 2007, primarily reflect the $209.5 million of cash used to fund the 2007 Acquisitions. In addition, cash flows from investing activities for the year ended December 31, 2007 includes payments associated with the TPG Acquisition and a payment of €72.0 million (approximately $97.5 million) to Corus Group plc for the working capital adjustment related to the acquisition of Corus Aluminum. During the year ended December 31, 2007, cash used for capital expenditures totaled $191.8 million compared to $119.4 million in the comparable period of 2006. Capital expenditures in 2007 relate primarily to the 160 inch hotmill in Koblenz, Germany and the plate project in Duffel, Belgium.

Cash flows from investing activities, in the year ended December 31, 2006, primarily reflect the $1.7 billion of cash paid to redeem our outstanding common stock, stock options and non-vested shares pursuant to the TPG Acquisition. In addition, cash flows from investing activities for the year ended December 31, 2006 includes the cash purchase price of $828.6 million, net of cash acquired, paid to acquire Corus Aluminum as well as capital expenditures. During the year ended December 31, 2006, cash used for capital expenditures totaled $119.4 million compared to $60.3 million in the comparable period of 2005. Capital expenditures in 2006 related primarily to expansions at our rolling mills in Lewisport, Kentucky and Uhrichsville, Ohio as well as expenditures related to the acquired operations of Corus Aluminum.

Cash Flows from Financing Activities

Cash flows from financing activities, in the year ended December 31, 2007, generally reflect changes in our borrowings and debt obligations, including our issuance of debt in connection with the 2007 Acquisitions. We borrowed an incremental $100.0 million of long-term debt. Net cash provided by our financing activities was approximately $109.4 million for the year ended December 31, 2007, compared to approximately $2.6 billion of cash used by financing activities for the year ended December 31, 2006.

We borrowed an incremental $1.1 billion of long-term debt and received a cash equity contribution of $844.9 million from Holdings to fund the TPG Acquisition and pay for fees and expenses associated with the TPG Acquisition and refinancing. Net cash provided by our financing activities was approximately $2.6 billion for the year ended December 31, 2006, compared to $260.9 million of cash used by financing activities for the year ended December 31, 2005. Cash of $1.4 million was received during the year ended December 31, 2006 from the exercise of 148,220 employee stock options.

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

Our EBITDA calculations represent net (loss) income from continuing operations before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our 2006 Credit Facilities and our Notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below is likely to differ from EBITDA as defined under the indentures for the Notes and the credit agreements for our 2006 Credit Facilities.

Our reconciliation of EBITDA to net income (loss) and cash provided by operating activities of continuing operations is as follows:

	For the year ended December 31,
	2007	2006	2005
	(Successor)	(Combined) (in millions)	(Predecessor)
EBITDA	$225.6	$241.7	$147.0
Interest expense	(207.2)	(84.9)	(39.0)
Interest income	3.3	5.0	1.6
Benefit from (provision for) income taxes	88.4	(22.7)	6.3
Depreciation and amortization	(202.9)	(106.8)	(52.4)
Minority interest, net of provision for income taxes	(0.1)	(0.1)	(0.5)

(Loss) income from continuing operations	$(92.9)	$32.2	$63.0
Depreciation and amortization	202.9	106.8	52.4
(Benefit from) provision for deferred income taxes	(99.7)	11.5	(6.0)
Excess income tax benefits from exercise of stock options	—	(3.6)	—
Restructuring and other charges:
Charges	32.8	41.9	29.8
Payments	(15.7)	(30.0)	(5.9)
Non-cash loss on early extinguishment of debt	—	16.4	—
Stock-based compensation expense	3.9	10.2	3.3
Proceeds from settlements of currency derivative financial instruments	—	(9.8)	—
Equity in earnings of affiliates	—	—	1.6
Unrealized (gains) losses on derivative financial instruments	(3.9)	(28.3)	18.6
(Gain) loss on sale of property, plant and equipment	(0.6)	(14.7)	0.4
Other non-cash charges	10.0	6.1	4.2
Net change in working capital	271.1	71.3	(63.9)

Cash provided by operating activities of continuing operations	$307.9	$210.0	$97.5

Exchange Rates

During 2007, the overall weakening of the U.S. dollar against other currencies resulted in unrealized currency translation gains that increased our equity by $109.9 million. Currency translation adjustments are the result of the process of translating an international entity’s financial statements from the entity’s functional currency to U.S. dollars. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. We eliminated all of the translation adjustments previously included within consolidated equity as a result of the TPG Acquisition.

During 2007, the currency most responsible for currency translation gains was the euro, which increased in value against the U.S. dollar by approximately 11%.

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

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our estimated significant contractual cash obligations and other commercial commitments at December 31, 2007:

	Cash payments due by period
	Total	2008	2009-2010	2011-2012	After 2012
	(in millions)
Long-term debt obligations	$2,764.3	$20.6	$28.3	$25.7	$2,689.7
Interest on long-term debt obligations	1,162.7	183.8	355.1	351.8	272.0
Estimated post-retirement benefit payments	50.6	5.1	10.2	10.5	24.8
Estimated pension funding	83.0	24.2	11.8	12.6	34.4
Operating lease obligations	34.2	11.7	13.0	4.0	5.5
Estimated payments for asset retirement obligations	21.3	3.4	3.0	2.5	12.4
Raw material purchase obligations	4,682.9	1,697.7	1,459.9	1,096.0	429.3
Natural gas purchase obligations	67.9	67.9	—	—	—

Total	$8,866.9	$2,014.4	$1,881.3	$1,503.1	$3,468.1

Our estimated funding for our funded pension plans and other post-retirement benefit plans is based on actuarial estimates using benefit assumptions for discount rates, expected long-term rates of return on assets, rates of compensation increases, and health care cost trend rates. For our funded pension plans, estimating funding beyond 2008 will depend upon the performance of the plans’ investments, among other things. As a result, estimating pension funding beyond 2008 is not practicable. Payments for unfunded pension plan benefits and other post-retirement benefit payments are estimated through 2017.

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

Our purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the pricing of anticipated metal purchases using contractual metal prices or, where pricing is dependent upon the prevailing LME metal prices at the time of delivery, market metals prices as of December 31, 2007, as well as natural gas purchases using contractual prices. As a result of the variability in the pricing of many of our metals purchasing obligations, actual amounts paid may vary substantially from the amounts shown above.

Interest includes only the expected cash payments for interest under our Senior Notes, 9% New Senior Notes, Senior Subordinated Notes and the Term Loan Facility and assumes an interest rate of 6.2% for the blended Term Loan Facility, when we include the combined impacts of our interest rate swaps.

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

From time to time, our operations have resulted, or may result, in certain non-compliance with applicable requirements under such environmental laws. To date, any such non-compliance with such environmental laws have not had a material adverse effect on our financial position or results of operations. See Note R of our audited consolidated financial statements included elsewhere in this annual report.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and goodwill and other indefinite-lived intangible assets, the effectiveness of our derivative instruments under SFAS No. 133, allowances related to doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other post-retirement benefits, environmental liabilities and the fair value of the assets and liabilities of acquired companies. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our accounting policies are more fully described in Note A of our audited consolidated financial statements included elsewhere in this annual report. There have been no significant changes to our critical accounting policies or estimates during the year ended December 31, 2007.

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

Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment testing of our goodwill and other indefinite-lived intangible assets annually and more frequently in certain circumstances. The impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculations. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow models, guideline company and guideline transaction information, using revenue and profit forecasts, and comparing those estimated fair values with the carrying values, which include allocated goodwill. These projections include assumptions about aluminum prices, material margins, as well as natural gas and other operating costs. Due to the inherent volatility of commodity prices, actual results may vary from these projections, and could require an adjustment to be recorded. Other key assumptions included in the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on our current cost of capital, adjusted for the risks associated with our operations.

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

Our evaluation of other indefinite-lived intangible assets requires us to make judgments similar to those used in the evaluation of goodwill. We estimate the fair value of each of the other indefinite-lived intangible assets by applying a relief of royalty percentage to revenue forecasts and comparing the estimated fair values with the carrying values.

Based on our evaluations, no impairment was recorded for our goodwill or other indefinite-lived intangible assets. However, we cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other indefinite-lived intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the overall economic environment on our customer base, and a material negative change in our relationships with significant customers. In addition to the overall assumptions used to determine each reporting unit’s cash flows, the estimates of terminal year growth rates, the discount rates and the royalty rates can have a dramatic impact on the determination of the discounted cash flows of each reporting unit and the estimated fair value of the other indefinite-lived intangible assets. Our determination of these rates represents management’s best estimate but they are subject to change over time.

Credit Risk

We recognize our allowance for doubtful accounts based on our historical experience of customer write-offs as well as specific provisions for customer receivable balances. In establishing the specific provisions for uncollectible accounts, we make assumptions with respect to the future collectibility of amounts currently owed to us. These assumptions are based upon such factors as each customer’s ability to meet and sustain its financial commitments, its current and projected financial condition and the occurrence of changes in its general business, economic or market conditions that could affect its ability to make required payments to us in the future. In addition, we provide reserves for customer rebates, claims, allowances, returns and discounts based on, in the case of rebates, contractual relationships with customers, and, in the case of claims, allowances, returns and discounts, our historical loss experience and the lag time between the recognition of the sale and the granting of the credit to the customer. Our level of reserves for our customer accounts receivable fluctuates depending upon all of these factors. Significant changes in required reserves may occur in the future if our evaluation of a customer’s ability to pay and assumptions regarding the relevance of historical data prove incorrect. We currently provide no significant reserves for sales to our U.S. automotive customers as we believe amounts currently included in our consolidated balance sheet to be collectible. However, should the recent poor financial performance and economic conditions experienced by the U.S. automotive industry continue, we may be required to record significant additional reserves which may have a material impact on our financial condition, results of operations and cash flows. At December 31, 2007, we estimate that $59.7 million of our consolidated accounts receivable were payable by U.S. automobile manufacturers or their direct suppliers.

For a discussion of credit risk associated with our derivative financial instruments, refer to the “Market Risk Management Using Financial Instruments” section below.

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

Market Risk Management Using Financial Instruments

The procurement and processing of aluminum in our industry involves many risks. Some of these risks include changes in metal and fuel prices, changes in currency rates, and changes in interest rates. We attempt to manage these risks by the use of derivative financial instruments and long-term contracts. While these derivative financial instruments reduce, they do not eliminate these risks.

We do not account for derivative financial instruments involving aluminum as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The resulting gains and losses are marked to market and recorded in “(Gains) losses on derivative financial instruments” in the consolidated statement of operations in the current period.

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

We are exposed to movements in currency rates to the extent that our purchases and sales are denominated in currencies other than the functional currencies. We manage this exposure by entering into currency forward and futures contracts that are designed to fix the cash we receive or pay for these items. We do not account for these derivative financial instruments as hedges and, as a result, all of the related gains and losses on these hedges are reflected in current period earnings.

We are also exposed to movements in the LIBOR interest rate as we pay a variable interest rate under our Term Loan Facility. We entered into interest rate swaps in March of 2007 and March of 2008, which fix the base interest rate paid on a portion of our debt outstanding under this facility. We account for these derivative financial instruments as cash flow hedges and, as a result, the gains and losses on these hedges are deferred and recorded in “Accumulated other comprehensive income” within Stockholder’s Equity.

The counterparties to the financial hedge agreements and futures contracts (including the former parent of the acquired operations of Corus Aluminum) discussed above expose us to losses in the event of non-performance; however, our management currently does not anticipate any non-performance by existing counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities. Typically, we do not require collateral to support counterparty transactions.

A significant portion of our counterparty risk relates to aluminum derivative financial instruments with Corus. Under the terms of the derivatives, we have forward purchase contracts at prices below current LME prices. As a result, we have recorded significant derivative assets in our consolidated balance sheet at December 31, 2007. As LME prices increase, the derivative asset value increases, however, this exposes us to additional counterparty credit risk. However, as LME prices decrease the derivative asset value decreases as does our exposure to counterparty credit risk.

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

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at December 31, 2007.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 requires that the cumulative effect of adoption is recorded as an adjustment to the opening balance of retained earnings. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation on January 1, 2007 did not materially effect our consolidated financial position, results of operations or cash flows for the year ended December 31, 2007. See Note P for additional information.

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial applications of SFAS Nos. 87 and 106 will be recognized in the consolidated balance sheet, net of tax, as a component of Accumulated other comprehensive income and will be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The Company adopted SFAS No. 158 as of December 31, 2006, however, as a result of the TPG Acquisition, the adoption had no effect on our consolidated financial position, results of operations, or cash flows. Under the provisions of SFAS No. 141, we valued the obligations under our pension and other postretirement benefit plans at fair value as of December 19, 2006. The definition of fair value as used in SFAS No. 141 is consistent with the measurement principles of SFAS No. 158 and, as a result, no adjustment upon the adoption of SFAS No. 158 was necessary. Further, all unrecognized actuarial gains and losses previously included in “Accumulated other comprehensive income” were eliminated as a result of the TPG Acquisition. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate adopting the provisions of this statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this statement will not have an impact on previously completed acquisitions; however, we are currently evaluating the impact of adoption on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The Company has not yet determined the impact of adoption on its results of operations or financial position.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum and natural gas as well as changes in currency and interest rates. We use derivative instruments, such as forwards, futures, options, collars, swaps and interest rate swaps to manage the effect of such changes. These derivative financial instruments reduce the impact of both favorable and unfavorable fluctuations in aluminum prices as well as fluctuations in currency and interest rates.

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

Commodity Price Risk

Aluminum ingots are internationally produced, priced and traded commodities, with their principal trading market being the LME. As part of our efforts to preserve margins, we enter into forwards, futures and options contracts. For accounting purposes, we do not consider our aluminum derivative instruments as hedges and, as a result, changes in the fair value of these derivatives are recorded immediately in our consolidated operating results.

Aluminum Hedging

The Global Rolled and Extruded Products segment enters into various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on future sales for which aluminum has not yet been purchased and on inventory or future purchases of inventory for which a fixed sale price has not yet been determined. As we do not account for these derivatives as hedges, the changes in their fair values are included within “Gains (losses) on derivative financial instruments” in our consolidated statement of operations. However, our measurement of segment profitability only includes the gain or loss associated with those derivatives that settled during the period.

Global Rolled and Extruded Products segment income included realized gains of $18.3 million, $0.5 million and $9.3 million in the years ended December 31, 2007, 2006 and 2005, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $53.2 million in 2007 and $24.9 million in 2006. These rules will continue to impact our reported “(Gains) and losses on derivative financial instruments” and segment income in future periods.

From time-to-time, the Global Recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to reduce the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments.

For the year ended December 31, 2007, our Global Recycling segment income included realized gains of $3.1 million as compared to realized losses of $5.0 million in the year ended December 31, 2006 for settled metal derivative financial instruments. For the year ended December 31, 2005, our Global Recycling segment income was not impacted by settled metal derivative financial instruments. As a result of the TPG Acquisition, we did not record gains of approximately $2.2 million related to metal derivative financial instruments.

Natural Gas Hedging

Natural gas is the principal fuel used in the processing of aluminum and production of our rolled aluminum products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. In the fourth quarter of 2007, these contracts were accounted for as ineffective hedges with the related gains and losses recognized in “(Gains) losses on derivative financial instruments.” Prior to fourth quarter of 2007, these contracts were accounted for as cash flow hedges, with gains and losses recognized in “Cost of sales” in the same period as the underlying gas purchases. Losses on the settlement of these contracts totaled $4.3 million for year ended December 31, 2007 as compared to gains of $2.5 million and $20.8 million for the years ended December 31, 2006 and 2005, respectively.

Financial Risk

Currency

The acquisition of Corus Aluminum has increased our exposure to fluctuations in currencies as certain of the purchases and sales entered into by our European rolled and extruded products operations are denominated in currencies other than their functional currencies. We have assumed and entered into foreign currency forward contracts to reduce the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the currency forward contracts are not accounted for as hedges and, as a result, the changes in their fair value are recorded immediately in the consolidated statement of operations. However, as with the aluminum derivatives, our measurement of segment performance only includes gains and losses associated with settled currency derivatives. We recorded realized gains of $8.0 million and $7.0 million in the years ended December 31, 2007 and 2006, respectively.

As with our aluminum derivatives, the application of purchase accounting prohibited us from recording $7.8 million of cash flow gains on settled currency hedges during the year ended December 31, 2007. These rules will continue to impact our reported “(Gains) losses on derivative financial instruments” and segment income in future periods.

Interest Rates

We have historically funded, and intend to continue to fund, our operations from our credit facilities. A substantial amount of our indebtedness bears interest at variable rates. In March 2007, and subsequently in March 2008, we reduced our exposure to interest rate fluctuations by entering into interest rate swaps that fix the interest we will pay on a portion of our variable rate debt. The swap that existed as of December 31, 2007 is accounted for as a cash flow hedge, with gains and losses deferred and recorded within “Accumulated other comprehensive income” in Stockholder’s Equity.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at December 31, 2007 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at December 31, 2007:

Derivative	Fair value	Impact of 10% adverse price change
	(dollars in millions)
Aluminum	$28.3	$(32.0)
Natural gas	(0.5)	(1.1)
Currency	24.9	(15.7)
Interest rate	(13.2)	(3.8)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note A and Note T of our audited consolidated financial statements included elsewhere in this annual report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Index	Page Number
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheet at December 31, 2007 (Successor) and 2006 (Successor)	66
Consolidated Statements of Operations for the year ended December 31, 2007 (Successor), the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor) and for the year ended December 31, 2005 (Predecessor)	67
Consolidated Statements of Cash Flows for the year ended December 31, 2007 (Successor), the periods from December 20 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the year ended December 31, 2005 (Predecessor)	68
Consolidated Statements of Stockholder’s Equity for the year ended December 31, 2007 (Successor), the periods from December 20, 2006 to December 31, 2006 (Successor), January 1, 2006 to December 19, 2006 (Predecessor), and for the year ended December 31 2005 (Predecessor)	69
Notes to Consolidated Financial Statements	70

ALERIS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

Aleris International, Inc.

We have audited the accompanying consolidated balance sheets of Aleris International, Inc. as of December 31, 2007 and 2006 (Successor Company), and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2007 (Successor Company), the period from December 20, 2006 through December 31, 2006 (Successor Company), the period from January 1, 2006 through December 19, 2006 (Predecessor Company) and the year ended December 31, 2005 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Aleris International, Inc. at December 31, 2007 and 2006 (Successor Company), and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 (Successor Company), the period from December 20, 2006 through December 31, 2006 (Successor Company), the period from January 1, 2006 through December 19, 2006 (Predecessor Company) and the year ended December 31, 2005 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment. Also, as discussed in Notes A and M to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aleris International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 27, 2008

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	Successor
	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$109.9	$126.1
Accounts receivable (net of allowances of $11.1 and $9.9 at December 31, 2007 and 2006)	655.8	622.8
Inventories	840.9	936.0
Deferred income taxes	41.6	28.8
Prepaid expenses	22.1	20.5
Derivative financial instruments	30.6	77.0
Other current assets	29.5	15.4
Assets of discontinued operations—current	254.1	166.4

Total Current Assets	1,984.5	1,993.0
Property, plant and equipment, net	1,423.5	1,202.2
Goodwill	1,219.1	1,362.4
Intangible assets, net	329.9	84.1
Derivative financial instruments	56.4	48.5
Deferred income taxes	10.8	1.5
Other assets	96.3	89.0
Assets of discontinued operations—non-current	—	21.2

Total Assets	$5,120.5	$4,801.9

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$660.5	$514.3
Accrued liabilities	252.9	335.2
Deferred income taxes	25.2	31.3
Current maturities of long-term debt	20.6	20.5
Liabilities of discontinued operations—current	67.5	43.5

Total Current Liabilities	1,026.7	944.8
Long-term debt	2,743.7	2,567.5
Deferred income taxes	177.3	137.5
Accrued pension benefits	155.8	179.2
Accrued postretirement benefits	52.5	57.5
Other long-term liabilities	113.8	65.9
Liabilities of discontinued operations—non-current	—	4.1

Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued	—	—
Common stock; par value $.01; 900 shares authorized and issued	—	—
Additional paid-in capital	852.6	848.8
Retained deficit	(129.0)	(3.4)
Accumulated other comprehensive income	127.1	—

Total Stockholder’s Equity	850.7	845.4

	$5,120.5	$4,801.9

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Revenues	$5,989.9	$94.1	$4,101.5	$2,184.9
Cost of sales	5,688.0	91.2	3,754.5	1,962.9

Gross profit	301.9	2.9	347.0	222.0
Selling, general and administrative expense	287.1	6.0	160.3	86.4
Restructuring and other charges	32.8	5.5	36.4	29.8
(Gains) losses on derivative financial instruments	(49.9)	(11.1)	(19.7)	8.0

Operating income	31.9	2.5	170.0	97.8
Interest expense	207.2	6.9	78.0	39.0
Interest income	(3.3)	—	(5.0)	(1.6)
Loss on early extinguishment of debt	—	—	54.4	—
Other expense (income), net	9.2	(0.4)	(16.4)	1.6
Equity in net loss of affiliates	—	—	—	1.6

(Loss) income from continuing operations before provision for income taxes and minority interests	(181.2)	(4.0)	59.0	57.2
(Benefit from) provision for income taxes	(88.4)	(0.7)	23.4	(6.3)

(Loss) income from continuing operations before minority interests	(92.8)	(3.3)	35.6	63.5
Minority interests, net of provision for income taxes	0.1	—	0.1	0.5

(Loss) income from continuing operations	(92.9)	(3.3)	35.5	63.0
(Loss) income from discontinued operations, net of tax	(32.7)	(0.1)	38.2	11.3

Net (loss) income	$(125.6)	$(3.4)	$73.7	$74.3

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Operating activities
Net (loss) income	$(125.6)	$(3.4)	$73.7	$74.3
Less: (Loss) income from discontinued operations	(32.7)	(0.1)	38.2	11.3

(Loss) income from continuing operations	(92.9)	(3.3)	35.5	63.0
Depreciation and amortization	202.9	5.3	101.5	52.4
(Benefit from) provision for deferred income taxes	(99.7)	8.2	3.3	(6.0)
Excess income tax benefits from exercise of stock options	—	—	(3.6)	—
Restructuring and other charges:
Charges	32.8	5.5	36.4	29.8
Payments	(15.7)	(23.1)	(6.9)	(5.9)
Non-cash loss on early extinguishment of debt	—	—	16.4	—
Stock-based compensation expense	3.9	—	10.2	3.3
Proceeds from settlement of currency derivative financial instruments	—	—	(9.8)	—
Equity in loss of affiliates	—	—	—	1.6
Unrealized (gains) losses on derivative financial instruments	(3.9)	(11.1)	(17.2)	18.6
Charges related to fair value of inventory in purchase accounting	47.3	—	5.4	6.2
(Gain) loss on sale of property, plant and equipment	(0.6)	—	(14.7)	0.4
Other non-cash charges	10.0	—	6.1	4.2
Change in operating assets and liabilities	223.8	(128.6)	194.5	(70.1)

Net cash provided (used) by operating activities of continuing operations	307.9	(147.1)	357.1	97.5
Investing activities
Acquisition of Aleris International, Inc.	(11.5)	(1,725.4)	—	—
Purchase of businesses, net of cash acquired	(307.8)		(828.6)	(317.7)
Payments for property, plant and equipment	(191.8)	(10.7)	(108.7)	(60.3)
Proceeds from sale of property, plant and equipment	0.8	—	30.6	5.3
Proceeds from the settlement of currency derivative financial instruments	—	—	9.8	—
Other	(0.3)	—	(1.2)	0.5

Net cash used by investing activities of continuing operations	(510.6)	(1,736.1)	(898.1)	(372.2)
Financing activities
Cash equity contribution	—	844.9	—	—
Net proceeds from (payments on) long-term revolving credit facilities	29.5	63.6	(97.2)	212.4
Proceeds from issuance of long-term debt	100.0	1,567.8	1,151.0	29.1
Payments on long-term debt	(12.4)	(510.5)	(328.8)	(1.2)
Debt issuance costs	(6.7)	(85.3)	(29.8)	(1.8)
Decrease in restricted cash	0.2	—	3.6	9.8
Proceeds from exercise of stock options	—	—	1.4	13.6
Excess income tax benefits from exercise of stock options	—	—	3.6	—
Minority interests	(1.2)	—	(1.3)	(0.7)
Other	—	—	(2.2)	(0.3)

Net cash provided by financing activities of continuing operations	109.4	1,880.5	700.3	260.9
Effect of exchange rate differences on cash and cash equivalents	(1.8)	—	(13.4)	(0.7)

Cash flows (used) provided by continuing operations	(95.1)	(2.7)	145.9	(14.5)
Cash flows of discontinued operations:
Operating cash flows	90.5	—	(19.1)	4.8
Investing cash flows	(11.6)	—	(4.4)	(1.7)
Financing cash flows	—	—	(0.4)	0.4
Cash and cash equivalents at beginning of period	126.1	128.8	6.8	17.8

Cash and cash equivalents at end of period	$109.9	$126.1	$128.8	$6.8

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(in millions)

	Common Stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholder’s equity
Balance at January 1, 2005	$3.1	$277.8	$(3.8)	$21.6	$(4.2)	$(11.8)	$282.7
Comprehensive income:
Net income	—	—	—	74.3	—	—	74.3
Other comprehensive income (loss):
Deferred hedging gain, net of tax of $9.2	—	—	—	—	17.7	—	17.7
Minimum pension liability adjustment, net of tax of $0.8	—	—	—	—	(1.6)	—	(1.6)
Currency translation adjustments	—	—	—	—	(6.6)	—	(6.6)

Comprehensive income							83.8
Issuance of common stock for services	—	0.2	—	—	—	—	0.2
Exercise of stock options, including tax benefits of $9.6	—	14.2	—	—	—	9.0	23.2
Deferred compensation expense	—	—	3.5	—	—		3.5
Stock issued in connection with ESPP	—	0.1	—	—	—	0.1	0.2
Unearned compensation related to issuance of non-vested common stock	—	3.4	(5.6)	—	—	2.2	—
Purchase of common stock for treasury	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	—	—	0.5	0.5

Balance at December 31, 2005	$3.1	$295.7	$(5.9)	$95.9	$5.3	$(0.3)	$393.8

Comprehensive income:
Net income	—	—	—	73.7	—	—	73.7
Other comprehensive income (loss):
Deferred hedging loss, net of tax of $10.0	—	—	—	—	(16.5)	—	(16.5)
Currency translation adjustments	—	—	—	—	17.2	—	17.2

Comprehensive income							74.4
Impact of adoption of SFAS No. 123(R)	—	(5.9)	5.9	—	—	—	—
Issuance of common stock for services	—	0.6	—	—	—	—	0.6
Exercise of stock options, including tax benefits of $3.6	—	4.6	—	—	—	0.4	5.0
Stock-based compensation expense	—	21.5	—	—	—	—	21.5
Purchase of common stock for treasury	—	—	—	—	—	(2.7)	(2.7)
Other	—	—	—	—	—	(0.5)	(0.5)

Balance at December 19, 2006	$3.1	$316.5	$—	$169.6	$6.0	$(3.1)	$492.1

Successor
Equity contribution from Holdings	$—	$848.8	$—	$—	$—	$—	$848.8
Net loss	—	—	—	(3.4)	—	—	(3.4)

Balance at December 31, 2006	$—	$848.8	$—	$(3.4)	$—	$—	$845.4

Comprehensive loss:
Net loss	—	—	—	(125.6)	—	—	(125.6)
Other comprehensive income (loss):
Deferred hedging loss, net of tax of $5.0	—	—	—	—	(8.2)	—	(8.2)
Currency translation adjustments	—	—	—	—	109.9	—	109.9
Pension and other post retirement liability adjustment, net of tax of $10.5	—	—	—	—	25.4	—	25.4

Comprehensive income							1.5
Stock-based compensation expense	—	3.9	—	—	—	—	3.9
Other	—	(0.1)	—	—	—	—	(0.1)

Balance at December 31, 2007	$—	$852.6	$—	$(129.0)	$127.1	$—	$850.7

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share data)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On July 14, 2006, Texas Pacific Group (“TPG”) formed Aurora Acquisition Holdings, Inc. (“Holdings”) and Aurora Acquisition Merger Sub, Inc. (“Merger Sub”), for purposes of acquiring Aleris International, Inc. (“we,” “our” or the “Company”). On August 7, 2006, we entered into an Agreement and Plan of Merger with Holdings, pursuant to which each share of our common stock (other than shares held in treasury or owned by Holdings) would be converted into the right to receive $52.50 in cash, subject to stockholder approval. The acquisition of the Company (the “TPG Acquisition”) was completed on December 19, 2006 at which time TPG and certain members of our management made a cash contribution of $844.9 and a non-cash contribution of $3.9 to Holdings in exchange for 8,520,000 shares of Holdings stock. The non-cash contribution consisted of shares of common stock held by management. Holdings contributed this amount to Merger Sub in exchange for the Merger Sub issuing 900 shares of its common stock to Holdings. The cash contribution, along with the additional indebtedness jointly entered into by us and Merger Sub, was used to acquire and retire all of our then outstanding common stock, redeem all stock options and non-vested stock, refinance substantially all of our indebtedness and to pay fees and expenses associated with the TPG Acquisition. The TPG Acquisition is more fully described in Note B while the refinancing is more fully described in Note L. Immediately upon consummation of the TPG Acquisition, the Merger Sub was merged with and into the Company. As the surviving corporation in the merger, we assumed, by operation of law, all of the rights and obligations of Merger Sub.

The TPG Acquisition was recorded as of December 19, 2006. The accompanying consolidated financial statements for the year ended December 31, 2007 and the period from December 20, 2006 to December 31, 2006 (the “Successor period”) include the application of purchase accounting and the establishment of a new basis of accounting necessitated by the TPG Acquisition. Certain of the notes to the consolidated financial statements also present information for the year ended December 31, 2006 on a combined basis as the separate disclosure of the Successor period is not material and would not be meaningful. On November 19, 2007, the Company entered into a stock purchase agreement to sell all the outstanding shares of capital stock of each of U.S. Zinc Corporation, Interamerican Zinc, Inc., and Aleris Asia Pacific Zinc (Barbados) Ltd. together with wholly owned subsidiaries, the “Zinc Business”. As a result, the Global zinc segment has been reported as a discontinued operation. This is more fully described in Note E. Unless otherwise indicated, amounts in the notes to the consolidated financial statements refer to continuing operations.

Nature of Operations

The principal business of the Company involves the production of rolled and extruded aluminum products as well as the recycling of aluminum and production of specification alloys. Our aluminum sheet products are sold to customers and distributors serving the transportation, aerospace, construction, and consumer durables end-use industry segments. Our aluminum recycling operations consist primarily of purchasing scrap metal on the open market, recycling the metal and selling it in molten or ingot form. In addition, these operations recycle customer-owned aluminum scrap for a fee (tolling). Our recycling customers are some of the world’s largest aluminum, steel and automotive companies.

Use of Accounting Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimates relate to the valuation of property, plant and equipment, intangible assets and goodwill, the assumptions and methodology used to assess hedge effectiveness regarding aluminum and natural gas futures contracts, forward contracts and options, and the assumptions used to compute pension and postretirement benefit obligations, workers’ compensation liabilities, medical and environmental liabilities, deferred tax valuation allowances, and allowances for uncollectible accounts receivable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aleris and our majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Investments in affiliated companies, owned 50% or less, are accounted for using the equity method.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

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

Revenue Recognition and Shipping and Handling Costs

Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” In the case of rolled aluminum product, title and risk of loss do not pass until the product reaches the customer. For material that is tolled, revenue is recognized upon the performance of the tolling services for customers. Shipping and handling costs are included within Cost of sales in the consolidated statement of operations.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt. The movement of the accounts receivable allowances is as follows (there was no movement during the period of December 20, 2006 to December 31, 2006):

	(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Balance at beginning of the period	$9.9	$5.7	$3.3
Expenses for uncollectible accounts, sales returns, and allowances	14.8	5.7	10.0
Receivables written off against the valuation reserve, net of recoveries	(15.5)	(7.8)	(10.4)
Acquisitions	1.9	6.3	2.8

Balance at end of period	$11.1	$9.9	$5.7

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various industry segments comprising our customer base. No single customer accounted for more than 10% of consolidated revenues in 2007, 2006 or 2005.

Inventories

Our inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. The cost of inventories acquired in business combinations are recorded at fair value in accordance with SFAS No. 141. As a result of the TPG Acquisition at the end of 2006, all of our inventories were adjusted from their historical costs to fair value. This resulted in an increase to inventories of approximately $46.3 at December 31, 2006 substantially all of which was recognized in cost of sales in the first quarter of 2007.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of asset impairments. The cost of property, plant and equipment of acquired businesses is typically determined by third party valuations and represents the fair value of the acquired assets at the time of acquisition. As a result of the TPG Acquisition, all of our property, plant and equipment has been adjusted to fair value.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The construction costs of landfills used to store by-products of the recycling process are depreciated as space in the landfills is used based on the unit of production method. Additionally, used space in the landfill is determined periodically either by aerial photography or engineering estimates.

Interest is capitalized in connection with the major construction projects. Capitalized interest costs are as follows:

	(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Capitalized Interest	$6.2	$2.5	$1.3

Intangible Assets

Intangible assets are primarily related to trade names, customer relationships, developed technology and supply contracts associated with our acquired businesses. Acquired intangible assets are recorded at their estimated fair value in the allocation of the purchase price paid. Intangibles with indefinite useful lives are not amortized and intangibles with finite useful lives are amortized over their estimated useful lives, ranging from 5 to 10 years. See Note I for additional information.

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

Research and Development

Research and development expenses primarily relate to expenses incurred under the terms of a five-year research and development agreement with Corus Group plc (“Corus”) pursuant to which Corus assists us in research and development projects on a fee-for-service basis. Research and development expenses were $22.0 for the year-ended December 31, 2007 and $8.7 for the period from January 1, 2006 to December 19, 2006 and were not material for any other period presented.

Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units. Reporting units are defined as operating

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments or, in certain situations, one level below the operating segment. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model or a market comparable approach and comparing those estimated fair values with the carrying values, which includes allocated goodwill. If the determined fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill, which requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized. See Note L for additional information.

Under SFAS No. 142, intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R).

Prior to January 1, 2006, we applied the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense was recognized.

Pursuant to the TPG Acquisition, substantially all stock-based compensation awards were redeemed on December 19, 2006. Certain awards remained outstanding as of December 31, 2006, and the related compensation expense was fully accrued. These awards were paid in 2007.

Total stock based compensation expense for the year ended December 31, 2007 was $3.9. Total stock based compensation expense for the period from January 1, 2006 to December 19, 2006, including amounts included within “Restructuring and other charges” in the consolidated statement of operations, was $21.3. Total stock-based compensation expense for the year ended December 31, 2005 was $3.3.

The following table sets forth the pro forma disclosure of income from continuing operations for the year ended December 31, 2005 as if compensation expense had been recognized for the fair value of stock-based compensation awards granted prior to January 1, 2006.

(Predecessor)
For the year ended December 31,	2005
Income from continuing operations, as reported	$63.0
Add: stock-based compensation expense included in reported net income (loss), net of tax	3.3
Less: compensation cost determined under the fair value method, net of tax	(6.5)

Pro forma income from continuing operations	$59.8

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives and Hedging

We are engaged in activities that expose us to various market risks, including changes in the prices of, primary aluminum, aluminum alloys, and scrap aluminum natural gas, as well as changes in currency and interest rates. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. We do not hold or issue financial instruments for trading purposes. We maintain a natural gas pricing strategy to minimize significant fluctuations in earnings caused by the volatility of gas prices. We also maintain a metal pricing strategy to minimize significant, unanticipated fluctuations in earnings caused by the volatility of aluminum prices and a currency hedging strategy to reduce the impact of fluctuations in currency rates related to purchases and sales of aluminum to be made in currencies other than our functional currencies. From time to time we will enter into interest rate swap or similar agreements to manage exposure to fluctuations in interest rates on our long-term debt. We have designated a portion of our euro-denominated debt as a hedge of our net investment in certain European subsidiaries acquired from Corus.

The fair values of our derivative financial instruments are recognized as assets or liabilities at the balance sheet date. For those derivative financial instruments that are accounted for as hedges, we measure the effectiveness of the hedging relationship by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the expected cash flows of the hedges and the hedged items. The effective portions of the changes in the fair value of derivative instruments accounted for as cash flow hedges and net investment hedges are recorded on the consolidated balance sheet in “Accumulated other comprehensive income” and are reclassified to the statement of operations at the time the underlying transaction impacts income while the ineffective portions of the changes in fair value are recorded on the statement of operations within “(Gains) losses on derivative financial instruments.” The changes in fair value of derivative financial instruments accounted for as fair value hedges are recorded in “(Gains) losses on derivative financial instruments” along with the changes in the effective portions of underlying hedged item. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in “(Gains) losses on derivative financial instruments.” All realized gains and losses are included within “Cash flows provided by (used in) operating activities” in the consolidated statement of cash flows.

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

Currency Translation

Our international subsidiaries use the local currency as their functional currency. We translate the amounts included in our consolidated statements of operations from our foreign subsidiaries into U.S. dollars at average monthly exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities of our international operations into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholder’s equity, except for current intercompany accounts and transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency, which are reflected in the consolidated statement of operations. Currency translation adjustments accumulate in consolidated equity until the disposition or liquidation of the international entities. Currency translation gains or losses that arise from exchange rate changes on debt instruments that function as a hedge of a foreign currency investment are included within the cumulative translation adjustment within stockholder’s equity and totaled $59.2 for the year ended

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007. The translation of current intercompany accounts and receivables and payables denominated in currencies other than the functional currencies resulted in transactional gains and (losses) of ($9.2), $0.6, and ($0.7) for the years ended December 31, 2007, 2006, and 2005.

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

In contrast to environmental remediation liabilities, which result from the improper operation of a long-lived asset (for example, ground water contamination or pollution arising from a past act), asset retirement obligations represent legal obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. The fair value of landfills is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.

Retirement, Early Retirement and Postemployment Benefits

Our defined benefit pension and other post-retirement benefit plans are accounted for in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which was issued by the FASB in September 2006.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In financing transactions that include loans from banks in which the interest rate is based on LIBOR, we typically agree to reimburse the lenders for certain increased costs that they incur in carrying these loans as a result of any change in law and for any reduced returns with respect to these loans due to any change in capital requirements. We had $949.6 of floating rate debt outstanding at December 31, 2007, after adjusting for the portion of our term loan fixed through an interest rate swap.

Although we cannot estimate the potential amount of future payments under the foregoing indemnities and agreements, we are not aware of any events or actions that will require payment.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial applications of SFAS Nos. 87 and 106 will be

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in the consolidated balance sheet, net of tax, as a component of Accumulated other comprehensive income and will be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The Company adopted SFAS No. 158 as of December 31, 2006, however, as a result of the TPG Acquisition, the adoption had no effect on our consolidated financial position, results of operations, or cash flows. Under the provisions of SFAS No. 141, we valued the obligations under our pension and other postretirement benefit plans at fair value as of December 19, 2006. The definition of fair value as used in SFAS No. 141 is consistent with the measurement principles of SFAS No. 158 and, as a result, no adjustment upon the adoption of SFAS No. 158 was necessary. Further, all unrecognized actuarial gains and losses previously included in “Accumulated other comprehensive income” were eliminated as a result of the TPG Acquisition. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The adoption of this requirement will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S., and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this statement on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 requires that the cumulative effect of adoption be recorded as an adjustment to the opening balance of retained earnings. We adopted the provisions of FIN No. 48 on January 1, 2007. The effect of adoption was not material. See Note P for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate adopting the provisions of this statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires acquisition costs to be expensed as incurred, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the statement will not have an impact on previously completed acquisitions; however the Company is currently evaluating the impact of adoption on future acquisitions.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The Company has not yet determined the impact of adoption on its results of operations or financial position.

B. ACQUISITION OF THE COMPANY

As discussed in Note A, on December 19, 2006, Holdings acquired all outstanding common stock, non-vested shares and stock options for a cash purchase price of approximately $1,736.9, including acquisition related expenses of $26.6. In addition, 185,017 share units outstanding as of the TPG Acquisition date were paid in 2007 at a per share price of $52.50.

The purchase price paid, including acquisition related expenses, was funded through the $842.0 cash equity contribution made by TPG as well as the proceeds from the refinancing of substantially all of our outstanding indebtedness. See Note L for additional information.

The purchase price has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is final. The pro forma effects of the TPG Acquisition are included in the pro forma financial information presented in Note C.

The following presents the final allocation of the TPG Acquisition purchase price which includes the global zinc segment, which was subsequently reclassified as a discontinued operation (see Note E):

Net current assets	$877.5
Property, plant and equipment	1,230.1
Goodwill	1,230.7
Other assets	432.3
Long-term debt	(1,466.0)
Accrued pension and post-retirement benefits	(236.7)
Other long-term liabilities	(331.0)

Cash paid	$1,736.9

C. ACQUISITIONS

2007 Acquisitions

On September 11, 2007, we acquired Wabash Alloys (“Wabash”) for a cash purchase price of $164.3, including acquisition related expenses of $4.4. Wabash produces aluminum casting alloys and molten metal at its seven facilities in the United States, Canada and Mexico. The purchase price paid was funded through additional indebtedness as discussed in Note L. The acquisition of Wabash, which is included within our global recycling segment, is expected to provide opportunities to broaden our customer base and optimize processing capabilities within our specification alloy operations.

The consolidated financial statements include the results of Wabash from the date of acquisition. As a part of the integration of the Wabash facilities, we consolidated the operations of our Monterrey, Mexico, Dickson, Tennessee, and Guelph, Ontario facilities. See Note D for additional information. The purchase price paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price allocation is preliminary, and the final determination of required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of integration plans, and the finalization of the related deferred tax assets and liabilities. The resulting goodwill is not deductible for tax purposes. Pro forma financial information giving effect to the Wabash acquisition has been provided below.

The following table presents the preliminary allocation of the purchase price related to the Wabash acquisition:

Current assets	$135.6
Property plant and equipment	82.6
Goodwill	46.9
Intangible assets	18.1
Current liabilities	(102.5)
Long-term liabilities	(16.4)

Cash paid	$164.3
Less: cash acquired	(5.6)

Cash paid, net of cash acquired	$158.7

We also completed the acquisitions of EKCO Products and Alumox Holding AS in 2007 for an aggregate cash purchase price of $50.8, including acquisition related expenses. The purchase price allocations associated with these acquisitions are preliminary, and the final determination of required purchase accounting adjustments will be made upon the determination of the fair value of certain acquired assets and liabilities, and the completion of integration plans. The results of operations of the acquired businesses are included in the results of operations of the global rolled and extruded products and global recycling reportable segments since the date of acquisition. Pro forma financial information giving effect to these other acquisitions made in 2007 has been provided below.

2006 Acquisition

On August 1, 2006, we acquired Corus’s downstream aluminum business (“Corus Aluminum”) for a cash purchase price of €695.5 (approximately $885.7), subject to adjustment based on the finalization of working capital delivered and net debt assumed. During the year ended December 31, 2007, we paid Corus Group plc a purchase price adjustment of €72.0 (approximately $97.5). We also paid acquisition related costs of $19.1.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006 presents our combined results of operations as if the TPG Acquisition and related refinancing as well as the acquisitions of Wabash, EKCO, Alumox and Corus Aluminum had occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have occurred had the acquisitions been made at the beginning of the period presented or the future results of combined operations.

	2007	2006
Revenues	$6,584.9	$6,477.4
Gross profit	321.2	554.0
Loss from continuing operations	(95.6)	(23.5)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D. RESTRUCTURING AND OTHER CHARGES

2007 Restructuring Activities and Other Charges

Throughout 2007, we incurred total restructuring and other charges of $32.8. We incurred $10.7 primarily related to potential acquisitions that were not consummated, start up costs associated with our European headquarters, and investment advisor and other costs associated with the TPG Acquisition which are included in “Other” below.

In connection with the acquisition of Wabash, a restructuring plan was initiated whereby we consolidated the operations of certain existing and acquired facilities resulting in the closure of our Monterrey, Mexico, Dickson, Tennessee and Guelph, Ontario facilities. We recorded charges of $10.1 related to the consolidation of the Monterrey facility consisting of $7.7 for impairments of machinery and equipment and $2.4 for exit and other costs relating primarily to severance and other exit costs. We also recorded adjustments to the Wabash purchase price allocation of $10.6 related to the consolidation of the Wabash facilities located in Dickson, Tennessee and Guelph, Ontario consisting of $4.8 for employee severance and $5.8 for other exit costs relating primarily to cost incurred to close the facilities and environmental remediation. All employees have left their positions as of December 31, 2007. We based the determination of the impairment of machinery and equipment on the discounted cash flows or other fair value estimates expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that were moved to or will be used by other Aleris facilities as the expected undiscounted cash flows of those assets are sufficient to recover their carrying value.

We recorded exit costs of $1.3 related to the consolidation of our European magnesium recycling facilities.

We recorded purchase accounting adjustments of approximately $9.7 in connection with the TPG Acquisition related to restructuring initiatives in our Global Rolled and Extruded Products and Global Recycling segments.

During the fourth quarter of 2007, we recorded asset impairment and other charges of $5.5 associated with certain assets within our global rolled and extruded products segment related to the announced closure of our Toronto and Bedford paint facilities. We based the determination of the impairment on the undiscounted cash flows or other fair value estimates expected to be realized from the affected assets. We also recorded charges of $4.5 associated with severance and benefit costs associated with the separation of certain of the Company’s executive officers.

The following table presents the activity and reserve balances for the 2007 restructuring programs for the year ended December 31, 2007:

	Employee severance and benefit costs	Asset impairments	Exit Costs	Other	Total
Initial Provision	$4.8	$13.3	$3.4	$11.3	$32.8
Amounts recorded in purchase accounting	14.5	—	5.8	—	20.3
Cash payments	(2.6)	—	(6.2)	(11.3)	(20.1)
Non-cash charges	—	(13.3)	—	—	(13.3)

Balance at December 31, 2007	$16.7	—	$3.0	$—	$19.7

2006 Restructuring Activities and Other Charges

We modified the vesting provisions of certain share units in connection with the TPG Acquisition and recorded $0.5 of additional compensation expense associated with the modifications within “Restructuring and

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other charges.” In addition, as the outstanding stock options and non-vested shares were, by the terms of those agreements, immediately vested upon the change in control, we accelerated the expensing of these awards as well as the original fair value of the share units. The accelerated vesting resulted in $10.3 of compensation expense being recorded within “Restructuring and other charges.” In addition to these charges, we incurred $20.5 of expenses associated with the proxy solicitation to our former stockholders and $5.5 of bridge loan commitment fees associated with the refinancing which have been included within “Restructuring and other charges.” The bridge loan commitment fees were expensed and paid during the Successor period.

During the fourth quarter of 2006, we recorded asset impairment charges of $5.0 associated with certain assets within our global recycling segment. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the effected assets. In addition, we recorded $0.8 of employee severance and benefit costs associated primarily with the realignment of our operating segments as a result of our acquisition of Corus Aluminum. All affected employees had left their positions as of December 31, 2006.

The following table presents the activity and reserve balances for the 2006 restructuring programs for the year ended December 31, 2007 and 2006:

	Employee severance and benefit costs	Asset impairments	Fees and expenses associated with the Acquisition	Modification and acceleration of stock-based compensation expense	Total
Initial Provision	$0.8	$5.0	$26.0	$10.8	$42.6
Cash payments	—	—	(24.0)	—	(24.0)
Non-cash charges	—	(5.0)	—	(10.8)	(15.8)

Balance at December 31, 2006	0.8	—	2.0	—	2.8
Cash payments	(0.8)	—	(2.0)	—	(2.8)

Balance at December 31, 2007	$—	$—	$—	$—	$—

2005 Restructuring Activities and other changes

During the fourth quarter of 2005, we announced the closure of our rolled products facility located in Carson, California as the first phase of our plan to integrate ALSCO. We recorded charges of $24.3 related to the closure in the year ended December 31, 2005 consisting of the following: $16.3 for impairments of machinery and equipment; $5.5 for employee severance, health care continuation and outplacement costs associated with approximately 157 hourly and salaried employees; and $2.5 for exit costs related to environmental remediation. All employees had left their positions as of December 31, 2006. We based the determination of the impairment of the machinery and equipment on the discounted cash flows expected to be realized from the assets to be scrapped. No impairment charge was recorded for assets that were moved to other Aleris facilities as the expected undiscounted cash flows of those assets are sufficient to recover their carrying value.

During the period from January 1, 2006 to December 19, 2006, we reversed approximately $3.2 of the employee severance and environmental accruals established in 2005 and recorded additional asset impairments of $0.9 and other exit costs of $1.6 primarily associated with various contractual obligations at the Carson facility. We sold the Carson facility in the fourth quarter of 2006 and recorded a $13.8 gain within “Other expense (income)” in the consolidated statement of operations.

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

The following tables present the activity and reserve balances for the 2005 restructuring programs for the years ended December 31, 2007, 2006 and 2005:

	Employee severance and benefit costs	Asset impairments	Exit costs	Total
Initial Provision	$5.9	$17.1	$2.5	$25.5
Cash payments	(0.3)	—	—	(0.3)
Non-cash charges	—	(17.1)	—	(17.1)

Balance at December 31, 2005	5.6	—	2.5	8.1
Cash payments	(4.2)	—	(0.7)	(4.9)
(Credits) charges recorded in the statement of operations	(1.4)	0.9	(0.2)	(0.7)
Non-cash charges		(0.9)		(0.9)

Balance at December 31, 2006	—	—	1.6	1.6
Cash payments	—	—	(1.6)	(1.6)

Balance at December 31, 2007	$—	$—	$—	$—

E. DISCONTINUED OPERATIONS

On November 19, 2007, the Company entered into a definitive stock purchase agreement to sell all of the issued and outstanding shares of capital stock of each of U.S. Zinc Corporation, Interamerican Zinc, Inc., and Aleris Asia Pacific Zinc (Barbados) Ltd. together with wholly owned subsidiaries. On January 11, 2008, the Company consummated the sale of the Zinc business to a third-party for total cash consideration of $295.0 million, subject to final adjustment for working capital delivered. The estimated working capital adjustment at December 31, 2007 was $5.9 million, resulting in an after tax loss of $26.3 million. Net assets included in the sale of the Zinc Business totaled $249.0 million. The Company will provide information technology, accounting and treasury services for a transitional period of approximately six months, but has no other significant continuing involvement in the operations of the Zinc business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc business subsequent to the closing of the sale.

In accordance with SFAS No. 144, the sale of the Zinc business qualifies as a discontinued operation. Accordingly, the results of operations of the Global zinc segment have been reclassified and included in “discontinued operations, net of tax,” within the Consolidated Statement of Operations for the year ended December 31, 2007, the periods from December 20, 2006 to December 31, 2006, January 1, 2006 to December 19, 2006, and the year ended December 31 2005. The assets and liabilities of the Zinc business have also been reclassified and included within the Consolidated Balance Sheets as of December 31, 2007 and 2006. The following table reflects the results of the Global zinc segment reported as discontinued operations for all periods presented. The applicable interest expense for the years ended December 31, 2007, 2006 and 2005 has been allocated based on the ratio of net assets for the Global zinc segment compared to total net assets of the U.S. entities as the debt held outside the U.S. is not directly attributable to the Global zinc segment.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Revenues	$538.6	$17.7	$535.5	$244.1
Interest expense	18.7	—	5.7	2.9
Net (loss) income from discontinued operations (net of tax of ($2.5), $—, $20.9 and $6.7 for the year ended December 31, 2007, the periods from December 20, 2006 to December 31, 2006 and January 1, 2006 to December 19, 2006 and for the year ended December 31, 2005, respectively)	(32.7)	(0.1)	38.2	11.3

The following table presents summarized balance sheet captions of the Global zinc segment as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Current assets	$86.4	$166.4
Long-term assets	167.7	21.2

Assets of discontinued operations	$254.1	$187.6

Current liabilities	$46.5	$43.5
Long-term liabilities	21.0	4.1

Liabilities of discontinued operations	$67.5	$47.6

The loss on the sale of the Zinc business was determined as follows:

Sale price	$295.0
Preliminary working capital adjustment	5.9

300.9
Transaction costs	(5.3)
Net assets of Zinc business at the date of sale	(249.0)

Pre-tax gain on sale of Zinc business	46.6
Tax on sale of Zinc business	72.9

Loss on sale of Zinc business, net of tax	$(26.3)

The net loss of $32.7 recorded in discontinued operations in 2007 also reflected a $26.3 after-tax asset impairment charge to reduce the Zinc business to its estimated fair value. The Company performed the impairment test on the Zinc business in connection with its classification as held for sale and estimated fair value based on expected proceeds from the sale, less transaction costs. The tax on the sale of the Zinc Disposition is calculated based on the tax basis of the assets, which is significantly lower than the book basis due to non-deductible goodwill.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. SPONSOR MANAGEMENT FEE

In connection with the TPG Acquisition, we entered into a management services agreement with affiliates of TPG pursuant to which we paid TPG $22.6 in cash in connection with the refinancing, which has been capitalized as deferred financing costs, and $22.6 associated with the TPG Acquisition, which has been included within the direct costs of the TPG Acquisition. In addition, pursuant to the agreement, and in exchange for consulting and management advisory services that will be provided to us by TPG and its affiliates, affiliates of TPG will receive an aggregate management fee equal to $9.1 per annum; provided that in the event TPG or any of its affiliates increases its equity contribution to Aleris, the management fee will be increased proportionately to reflect such increased equity commitment. The management services agreement also will provide that affiliates of TPG will receive a success fee equal to up to four times the management fee in effect at such time in connection with certain sales or an initial public offering as well as fees in connection with certain financing, acquisition or disposition transactions. An affiliate of TPG will advise us in connection with financing, acquisition, disposition and change of control transactions involving us or any of our direct or indirect subsidiaries, and we will pay to the affiliate of TPG an aggregate fee in connection with any such transaction equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions, such fee to be due and payable for the foregoing services at the closing of any such transaction. Affiliates of TPG will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with providing services pursuant to the management services agreement.

G. INVENTORIES

The components of our consolidated Inventories are:

December 31,	2007	2006
Finished goods	$259.0	$287.4
Raw materials	277.5	342.2
Work in process	262.7	265.2
Supplies	41.7	41.2

	$840.9	$936.0

At December 31, 2006, consolidated inventories included approximately $46.3 associated with the write-up of acquired inventory to fair value in connection with the TPG Acquisition. Substantially all of this write-up was included within “Cost of Sales” in the consolidated statement of operations for the year ended December 31, 2007.

H. PROPERTY, PLANT AND EQUIPMENT

As discussed in Note A, as a result of the TPG Acquisition all of our property, plant and equipment was revalued to fair value in 2007. The components of our consolidated Property, plant and equipment are:

December 31,	2007	2006
Land	$157.1	$119.5
Buildings and improvements	286.0	250.4
Production equipment and machinery	1,026.5	804.2
Office furniture, equipment and other	126.3	32.9

	$1,595.9	$1,207.0
Accumulated depreciation	(172.4)	(4.8)

	$1,423.5	$1,202.2

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our depreciation, including amortization of capital leases, and repair and maintenance expense was as follows:

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Depreciation expense	$162.8	$4.8	$95.5	$52.0
Repair and maintenance expense	128.2	3.2	84.2	54.1

I. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006. Due to the proximity of the TPG Acquisition to December 31, 2006, the allocation of goodwill to our reporting units was not complete at December 31, 2006. We have completed the allocation of goodwill to our reporting units during 2007.

	Global rolled and extruded products	Global recycling	Global zinc (discontinued operations)	Unallocated goodwill	Total
Balance at January 1, 2006 (Predecessor)	$67.3	$63.6	$21.9	$—	$152.8
Translation and other adjustments	36.3	(6.1)	—	—	30.2
Acquisition by Holdings	(103.6)	(57.5)	(21.9)	1,362.4	1,179.4

Balance at December 31, 2006 (Successor)	—	—	—	1,362.4	1,362.4
Purchase price allocation adjustments	890.8	227.2	112.7	(1,362.4)	(131.7)
Translation and other adjustments	34.4	9.5	—	—	43.9
Acquisitions	6.3	50.9	—	—	57.2
Classification of Zinc Business as discontinued operations	—	—	(112.7)	—	(112.7)

Balance at December 31, 2007 (Successor)	$931.5	$287.6	$—	$—	$1,219.1

The intangible assets included within our consolidated balance sheet as of December 31, 2007 reflect the intangible assets acquired through the acquisition of Wabash and the intangible assets resulting from the TPG Acquisition.

The following table details our intangible assets as of December 31, 2007 and 2006:

December 31,	2007			Average life	2006
	Gross carrying amount	Accumulated amortization	Net Amount		Gross carrying amount	Accumulated amortization	Net Amount
Trade name	$94.5	$—	$94.5	Indefinite	$7.8	$—	$7.8
Technology	32.0	(3.0)	29.0	10 years	12.8	(0.1)	12.7
Customer contracts	52.0	(9.0)	43.0	6 years	32.9	(0.2)	32.7
Customer relationships	182.0	(25.0)	157.0	8 years	31.1	(0.2)	30.9
Supply Contracts	9.6	(3.2)	6.4	3 years	—	—	—

	$370.1	$(40.2)	$329.9		$84.6	$(0.5)	$84.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents amortization expense, which has been classified within “Selling, general and administrative expense” in the consolidated statement of operations:

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Amortization expense	$40.1	$0.5	$6.0	$0.4

The following table presents estimated amortization expense for the next five years:

2008	$41.0
2009	41.0
2010	37.7
2011	36.7
2012	35.9

Total	$192.3

J. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007 and 2006 consisted of the following:

	(Successor)
December 31,	2007	2006
Employee related costs	$81.6	$102.1
Estimated additional purchase price associated with Corus Aluminum acquisition	—	65.0
Current portion of accrued pension benefits	5.7	4.9
Current portion of accrued post-retirement benefits	5.1	4.0
Derivative financial instruments	33.1	23.7
Accrued taxes	20.2	26.9
Accrued interest	9.5	8.0
Other liabilities	97.7	100.6

	$252.9	$335.2

K. ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations consist of legal obligations associated with the closure of our active landfills and also include costs to remove underground storage tanks and other legal or contractual obligations associated with the ultimate closure of our manufacturing facilities. During 2007 and 2006, we revised the estimated costs to close our landfills and increased the liability for these obligations by $0.6 and $1.2, respectively. In addition, liabilities totaling $1.7 associated with the Carson, California rolling mill were included within the gain on the sale of that facility in December 2006. In 2007 and 2006, we recorded liabilities of $1.8 and $1.7 respectively for asset retirement obligations related to businesses acquired.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of asset retirement obligations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	(Successor)	(Combined)	(Predecessor)
For the year ended December 31,	2007	2006	2005
Balance at beginning of year	$12.0	$12.8	$5.7
Revisions and liabilities incurred	3.1	(2.2)	7.4
Accretion expense	0.5	0.9	0.6
Payments	(0.7)	(1.2)	(0.9)
Asset retirement obligations of acquired business	1.8	1.7	—

Balance at end of year	$16.7	$12.0	$12.8

L. LONG-TERM DEBT

Our long-term debt as of December 31, 2007 and 2006 is summarized as follows:

	(Successor)
December 31,	2007	2006
Revolving Credit Facility	$375.8	$328.6
Term Loan Facility	1,254.6	1,225.0
9% Senior Notes, due December 15, 2014	600.0	600.0
10% Senior Subordinated Notes, due December 15, 2016	400.0	400.0
9% New Senior Notes, due December 15, 2014, net of discount of $5.2	100.2	—
Other	33.7	34.4

Subtotal	2,764.3	2,588.0
Less current maturities	20.6	20.5

Total	$2,743.7	$2,567.5

2007 Refinancing

On August 23, 2007, in connection with our acquisition of Wabash, we entered into an incremental commitment agreement, thereby amending our Revolving Credit Facility (defined below). This agreement increased the facility size by $100.0, to up to $850.0, subject to applicable borrowing bases. In addition, on September 11, 2007 we issued $105.4 aggregate principal amount 9% New Senior Notes. We incurred $4.4 of fees and expenses associated with issuing the new notes and amending our revolving credit facility which have been capitalized as debt issuance costs.

December 2006 Refinancing

On December 19, 2006, in conjunction with the TPG Acquisition, we amended and restated the $750.0 revolving credit facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum (the “Revolving Credit Facility”) to, in part, increase the maximum borrowings by $100.0, subject to lender approval. In addition, we amended and restated the term loan facility entered into on August 1, 2006 in connection with the acquisition of Corus Aluminum to increase the maximum borrowings to $825.0 million and €303.0 (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “2006 Credit Facilities”). We also issued $600.0 of senior notes (the “Senior Notes”) and $400.0 of senior subordinated notes (the “Senior Subordinated Notes”). We used proceeds from these facilities to refinance substantially all of our existing indebtedness and to fund a portion of the purchase price of the TPG Acquisition. We incurred $85.3 of fees and expenses associated with the refinancing which have been capitalized as debt issuance costs.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility. On August 23, 2007, in connection with our acquisition of Wabash, we entered into an incremental commitment agreement, thereby amending our Revolving Credit Facility. This agreement increased the size of this facility by $100.0 million, up to $850.0 million, subject to applicable borrowing bases. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers will also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of December 31, 2007, we estimate that our borrowing base would have supported borrowings of $666.1. After giving effect to the $375.8 of outstanding borrowings as well as outstanding letters of credit of $31.4, we had $258.9 available for borrowing as of December 31, 2007.

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

The weighted average interest rate under the Revolving Credit Facility was 6.5% and 7.2% as of December 31, 2007 and 2006.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Although the credit agreement governing the Revolving Credit Facility generally does not require us to comply with any financial ratio maintenance covenants, if the amount available under the Revolving Credit Facility is less than the greater of (x) $65.0 and (y) 10% of the total commitments under the Revolving Credit Facility at any time, a minimum fixed charge coverage ratio (as defined in the credit agreement) of at least 1.0 to 1.0 will apply. The credit agreement also contains certain customary affirmative covenants and events of default. We were in compliance with all of the covenants associated with the credit agreement as of December 31, 2007 and 2006.

Term Loan Facility. Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. We borrowed the maximum amount under this Term Loan Facility upon the consummation of the TPG Acquisition.

Borrowings under our Term Loan Facility bear interest, at our option, at:

•

in the case of borrowing in U.S. dollars, either (a) a base rate determined by reference to the higher of (1) Deutsche Bank’s prime lending rate and (2) the overnight federal funds rate plus 0.5%, plus an

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable margin or (b) a Eurodollar rate (adjusted for maximum reserves) determined by Deutsche Bank, plus an applicable margin; or

•	in the case of borrowings in euros, a euro LIBOR rate determined by Deutsche Bank, plus an applicable margin.

The applicable margin for borrowings by us in U.S. dollars under our Term Loan Facility is 1.00% with respect to base rate borrowings and 2.00% with respect to Eurodollar borrowings. The applicable margin for loans made to Aleris Deutschland Holding GmbH in euros is 2.13%. At December 31, 2007 and 2006, the weighted average interest rate for borrowings under the Term Loan Facility was 6.9% and 7.2% respectively.

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

Senior Notes. On December 19, 2006, Merger Sub, Inc. issued $600.0 aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the TPG Acquisition, we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014.

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes or by issuing additional Senior Notes (“PIK Interest”) or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest . Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the Senior Notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Senior Subordinated Notes. On December 19, 2006, Merger Sub issued $400.0 aggregate original principal amount of 10.0% Senior Subordinated Notes under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the TPG Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9% New Senior Notes. On September 11, 2007, we issued $105.4 million aggregate principal amount of 9% New Senior Notes, under a senior indenture dated September 11, 2007 (the “New Senior Indenture”) with LaSalle Bank National Association, as trustee.

The 9% New Senior Notes are our unsecured senior obligations and are fully and unconditionally guaranteed on a joint and several unsecured, senior basis, by each of our restricted subsidiaries that are domestic subsidiaries and that guarantee our obligations under our 2006 Credit Facilities. The New Senior Indenture governing the 9% New Senior Notes is substantially similar to the Senior Indenture described above and includes substantially the same covenants, events of default and redemption provisions as contained in the Senior Indenture, except that the interest payable on the 9% New Senior Notes is only payable in cash, unlike the Senior Notes as described above.

August 2006 Refinancing

In connection with the acquisition of Corus Aluminum, we entered into the Revolving Credit Facility, the Term Loan Facility, and a temporary senior unsecured facility. In addition to funding the purchase price paid to acquire Corus Aluminum, we used the proceeds from these facilities to refinance substantially all of our then-existing indebtedness and to pay costs associated with the acquisition and new facilities. Amounts outstanding under our former facility were repaid and that agreement was terminated on August 1, 2006. We completed a cash tender offer and consent solicitation for the 9% senior notes due 2014 (the “9% Notes”) on August 1, 2006 and effected a legal defeasance on August 2, 2006 that resulted in the discharge of our obligations under the 9% Notes and the indenture governing the 9% Notes. We also completed a cash tender offer and consent solicitation for the 10 3/8% senior secured notes due 2010 (the “10 3/8% Notes”) on August 1, 2006, effected a covenant defeasance on August 2, 2006 that terminated our obligations with respect to substantially all of the remaining restrictive covenants on the 10 3/8% Notes and effected the satisfaction and discharge of the indenture governing the 10 3/8% Notes on October 20, 2006, including the release of all liens on the collateral securing the 10 3/8% Notes. In addition, we repaid all of the amounts outstanding under the VAW-IMCO credit facilities and $59.0 of Corus Aluminum’s outstanding debt. As a result of these financing activities, we incurred prepayment penalties

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling $38.0 and wrote off $16.4 of unamortized debt issuance costs. The total charge of $54.4 has been recorded as “Loss on early extinguishment of debt” in the consolidated statement of operations. In addition, we incurred fees and expenses associated with the refinancing totaling $29.8. These costs were capitalized as debt issuance costs, amortized to interest expense through the date of the TPG Acquisition and then eliminated in purchase accounting as a result of the refinancing of debt related to the TPG Acquisition.

Maturities of Long-Term Debt

Scheduled maturities of our long-term debt subsequent to December 31, 2007 are as follows:

2008	$20.6
2009	14.6
2010	13.7
2011	12.9
2012	12.8
After 2012	2,689.7

Total	$2,764.3

M. EMPLOYEE BENEFIT PLANS

Defined Contribution Pension Plans

During the fourth quarter of 2006 and as part of our efforts to consolidate and standardize our benefit plan offerings to those employees not covered under collective bargaining agreements, the Compensation Committee of the Board of Directors approved a new defined contribution plan that covers substantially all U.S. employees not covered under such agreements. The new plan became effective on January 1, 2007 with the majority of the previous defined contribution plans for non-bargained employee merging into this new plan. The new plan provides both profit sharing and employee matching contributions as well as an age and salary based contribution which amounted to $2.6 in 2007. In conjunction with the introduction of this plan, we curtailed the Commonwealth Industries, Inc. Cash Balance Plan, a defined benefit pension plan which provides benefits to certain non-bargained for employees of Commonwealth hired prior to our acquisition of Commonwealth. Benefits will no longer accumulate under the Cash Balance Plan as a result of the curtailment. A gain totaling $1.6 was recorded in the period from January 1, 2006 to December 19, 2006 as a result of the curtailment of this plan. We do not expect that these changes in employee benefit plan offerings will materially change our total expense or cash payments as compared to historical levels.

Previously, we sponsored a profit-sharing retirement plan covering most of our employees in the global aluminum recycling segment as well as certain corporate employees who met defined service requirements. Contributions were determined annually by the Board of Directors. Our profit sharing contributions for the year ended December 31, 2007, for the period from January 1, 2006 to December 19, 2006 and for the year ended December 31, 2005 were as follows:

	(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Company profit sharing contributions	$—	$1.5	$1.8

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subject to certain dollar limits, our employees were permitted to contribute a percentage of their salaries to these plans, and we would match a portion of the employees’ contributions. In addition, as part of the acquisitions of Commonwealth, ALSCO and Alumitech, we sponsored defined contribution plans covering certain employees of the global rolled and extruded products and global aluminum recycling segments as well as certain corporate employees. Our match of employees’ contributions under our defined contribution plans for the year ended December 31, 2007, for the period from January 1, 2006 to December 19, 2006 and for the year ended December 31, 2005 were as follows:

	(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Company match of employee contributions	$4.5	$1.2	$1.1

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

As a result of the TPG Acquisition, all of our obligations under defined benefit pension plans were revalued to fair value as of December 19, 2006 in accordance with SFAS No. 141 and the unrecognized actuarial gains and losses previously included within “Accumulated other comprehensive income” in the consolidated balance sheet were eliminated. The requirement to value all of our obligations under defined benefit plans at fair value also resulted in the adoption of SFAS No. 158 having no effect on our obligations as of December 31, 2006.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit expense for the year ended December 31, 2007, for the period from January 1, 2006 to December 19, 2006 and for the year ended December 31, 2005 were as follows:

	U.S. pension benefits			European and Canadian pension benefits
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Service cost	$2.6	$3.4	$3.0	$5.8	$2.4	$0.6
Interest cost	7.3	7.1	6.8	12.8	5.7	0.9
Amortization of net loss	—	—	—	—	0.4	0.2
Expected return on plan assets	(8.8)	(7.8)	(7.2)	(7.9)	(2.7)	—
Curtailment gain recognized	(0.1)	(1.6)	—	(0.1)	—	—

Net periodic benefit cost	$1.0	$1.1	$2.6	$10.6	$5.8	$1.7

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in projected benefit obligations and plan assets during the years ended December 31, 2007 and 2006, using a year end measurement date, are as follows.

	U.S. pension benefits		European and Canadian pension benefits
	2007	2006	2007	2006
Change in projected benefit obligations
Projected benefit obligations at beginning of year	$132.1	$131.3	$259.9	$21.3
Acquisition of Corus Aluminum	—	—	—	221.8
Plan curtailments	(0.1)	(3.2)	(0.1)	—
Service cost	2.6	3.4	5.8	2.4
Interest cost	7.3	7.1	12.8	5.7
Actuarial (gain) loss	(7.6)	1.7	(30.8)	11.5
Plan amendments	—	—	2.6	—
Expenses paid	(0.5)	—	—	—
Benefits paid	(7.1)	(8.2)	(13.4)	(5.5)
Employee contributions	—	—	0.9	0.4
Translation and other	—	—	34.4	2.3

Projected benefit obligations at end of year	$126.7	$132.1	$272.1	$259.9

Change in plan assets
Fair value of plan assets at beginning of year	$104.3	$90.5	$103.6	$0.5
Acquisition of Corus Aluminum	—	—	—	97.4
Employer contributions	11.0	13.2	12.4	5.5
Actual return on plan assets	8.0	8.8	1.9	8.4
Employee contributions	—	—	0.9	0.4
Expenses paid	(0.5)	—	—	—
Benefits paid	(7.1)	(8.2)	(13.4)	(5.5)
Translation and other	—	—	18.1	(3.1)

Fair value of plan assets at end of year	$115.7	$104.3	$123.5	$103.6

Funded status
Fair value of plan assets less than projected benefit obligations	$(11.0)	$(27.8)	$(148.6)	$(156.3)
Unrecognized net actuarial loss	—	—	—	—

Net amount recognized	$(11.0)	$(27.8)	$(148.6)	$(156.3)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2007 and 2006 after the adoption of the recognition provisions of SFAS No. 158:

	U.S. pension benefits		European and Canadian pension benefits
	2007	2006	2007	2006
Non-current assets	$—	$—	$1.7	$—
Current liabilities	—	—	(5.7)	(4.9)
Non-current liabilities	(11.0)	(27.8)	(144.8)	(151.4)

Net amount recognized	$(11.0)	$(27.8)	$(148.8)	$(156.3)

	U.S. pension benefits		European and Canadian pension benefits
	2007	2006	2007	2006
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial (gain) loss	$(6.8)	$—	$(24.9)	$—
Net prior service (credit) cost	—	—	2.6	—
Effect of exchange rates on amounts included in other comprehensive income	—	—	(1.5)	—

	$(6.8)	$—	$(23.8)	$—

Amortization expected to be recognized during next fiscal year (before tax)
Amortization of net (gain) loss	$—	$—	$(0.6)	$—
Amortization of prior service credit	—	—	0.2	—

	$—	$—	$(0.4)	$—

Additional Information
Accumulated benefit obligation for all defined benefit pension plans	$126.7	$132.0	$258.9	$247.7
For defined benefit pension plans with projected benefit obligations in excess of plan assets:
Aggregrate projected benefit obligation	126.7	132.1	223.9	260.3
Aggregrate fair value of plan assets	115.7	104.3	73.3	103.6
For defined benefit pension plans with accumulated benefit obligations in excess of plan assets:
Aggregrate accumulated benefit obligation	126.7	132.0	198.7	205.8
Aggregrate fair value of plan assets	115.7	104.3	56.7	59.9

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted average assumptions used to determine benefit obligations are as follows:

	U.S. pension benefits		European and Canadian pension benefits
December 31,	2007	2006	2007	2006
Discount rate	6.25%	5.75%	5.62%	4.73%
Rate of compensation increase, if applicable	4.00	4.49	3.14	3.14

The weighted average assumptions used to determine the net periodic benefit cost for the year ended December 31, 2007, for the period from January 1, 2006 to December 19, 2006 and for the year ended December 31, 2005 are as follows:

	U.S. pension benefits			European and Canadian pension benefits
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Discount rate	5.75%	5.50%	5.49%	4.73%	4.75%	5.00%
Expected return on plan assets	8.23	8.23	8.23	6.96	6.48	3.50
Rate of compensation increase	4.49	3.77	3.75	3.14	3.00	3.00

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets. The U.S. and Canadian pension plans’ assets consist primarily of equity securities guaranteed investment contracts and fixed income pooled accounts. The weighted average plan asset allocations at December 31, 2007 and 2006 and the target allocations are as follows:

	Percentage of plan assets
	2007	2006	Target Allocation
Asset Category:
Equity securities	60%	58%	63%
Debt securities	32	31	25
Real Estate	6	6	12
Other	2	5	—

Total	100%	100%	100%

Plan Contributions. Our funding policy for funded pensions is to make annual contributions based on advice from our actuaries and the evaluation of our cash position, but not less than minimum statutory requirements. Contributions for unfunded plans are equal to benefit payments. We expect to make $21.9 of contributions to our pension plans during the year ending December 31, 2008.

Expected Future Benefit Payments. The following benefit payments for our pension plans, which reflect expected future service, as appropriate, are expected to be paid for the periods indicated:

2008	$24.2
2009	22.3
2010	23.3
2011	24.8
2012	25.4
2013-2017	140.1

Other Postretirement Benefit Plans

We maintain health care and life insurance benefit plans covering certain corporate and global rolled and extruded products employees hired prior to the acquisition of Commonwealth as well as certain employees of our Canadian operations. We accrue the cost of postretirement benefits within the covered employees’ active service periods. As with the defined benefit pension plans and as a result of the TPG Acquisition, all of our obligations under other postretirement benefit plans were revalued to fair value in accordance with SFAS No. 141 and the unrecognized actuarial gains and losses previously included within “Accumulated other comprehensive income” in the consolidated balance sheet were eliminated.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial status of the plans at December 31, 2007 and 2006, using a year end measurement date, is as follows:

December 31,	2007	2006
Change in benefit obligations
Benefit obligations at beginning of year	$61.5	$53.5
Acquisition of Corus Aluminum	—	8.6
Service cost	0.6	0.8
Interest cost	3.4	3.1
Benefits paid	(4.4)	(4.0)
Employee contributions	0.3	—
Plan amendments	(3.9)	—
Medicare subsidies received	0.2	—
Actuarial (gain)	(1.3)	(0.2)
Translation and other	1.2	(0.3)

Benefit obligations at end of year	$57.6	$61.5

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	4.2	4.0
Medicare subsidies	0.2	—
Benefits paid	(4.4)	(4.0)

Fair value of plan assets, end of year	$—	$—

Funded status	$(57.6)	$(61.5)
Unrecognized net actuarial loss	—	—

Net amount recognized	$(57.6)	$(61.5)

The following table provides the amounts recognized in the consolidated balance sheet as of December 31, 2007 and 2006 after the adoption of the recognition provisions of SFAS No. 158:

December 31,	2007	2006
Current liabilities	$(5.1)	$(4.0)
Non-current liabilities	(52.5)	(57.5)

Net amount recognized	$(57.6)	$(61.5)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S. other post retirement benefit plans		European and Canadian other post retirement benefit plans
	2007	2006	2007	2006
Amounts recognized in other comprehensive income (before tax) consist of:
Net actuarial (gain) loss	$(0.7)	$—	$(0.7)	$—
Net prior service (credit) cost	(3.9)	—	—	—

	$(4.6)	$—	$(0.7)	$—

Amortization expected to be recognized during next fiscal year (before tax)
Amortization of net loss	$(0.1)	$—	$—	$—
Amortization of prior service credit	0.5	—	—	—

	$0.4	$—	$—	$—

Additional Information
For plans with benefit obligations in excess of plan assets:
Aggregate benefit obligation	$49.9	$54.5	$7.7	$7.2
Aggregate fair value of plan assets	—	—	—	—

The components of net postretirement benefit expense for the year ended December 31, 2007, for the period from January 1, 2006 to December 19, 2006 and for the year ended December 31, 2005 are as follows:

	(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Service Cost	$0.6	$0.8	$0.5
Interest cost	3.4	3.1	2.4

Net postretirement benefit expense	$4.0	$3.9	$2.9

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used to determine net postretirement benefit expense and benefit obligations are as follows:

	2007	2006	2005
Discount rate used to determine expense	5.66%	5.50%	5.50%
Discount rate used to determine December 31 benefit obligations	6.18	5.66	—
Health care cost trend rate assumed for next year:
Retirees under age 65	9.60-10.20%	9.00-10.20%	—
Retirees 65 and older	9.60-10.40%	9.00-10.40%	—
Ultimate trend rate	5.62	5.57	—
Year rate reaches ultimate trend rate:
Retirees under age 65	2014-2016	2011-2016
Retirees 65 and older	2013-2015	2011-2015

For measurement purposes, there is an employer cap on the amount paid for retiree medical benefits for our U.S. plans. At December 31, 2007, the employer cap had not yet been reached for salary employees but had been reached for hourly employees.

Assumed health care cost trend rates have an effect on the amounts reported for postretirement benefit plans. A one-percentage change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest components	$0.2	$(0.1)
Effect on postretirement benefit obligations	1.7	(1.4)

Plan Contributions. Our policy for the plan is to make contributions equal to the benefits paid during the year. Expected contributions for the succeeding twelve months have been included in other current liabilities in the consolidated balance sheet.

Expected Future Benefit Payments. The following benefit payments are expected to be paid for the periods indicated:

	Gross benefit payment	Net of Medicare Part D subsidy
2008	$5.3	$5.1
2009	5.3	5.1
2010	5.4	5.1
2011	5.5	5.2
2012	5.6	5.3
2013-2017	26.4	24.8

Early Retirement Plans

Our Belgian and German subsidiaries sponsor various unfunded early retirement benefit plans. The obligations under these plans at December 31, 2007 and 2006 total $20.3 and $20.5 of which $5.5, the estimated payments under these plans for the year ending December 31, 2008, has been classified as a current liability.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Prior to the TPG Acquisition, we had a qualified, non-compensatory employee stock purchase plan, which allowed employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price was equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever was lower. Purchases under the plan were limited to 15% of an employee’s eligible compensation. A total of 800,000 shares were available for purchase under the plan. We issued 16,826 shares under the plan in 2005. The plan was suspended effective January 1, 2006 and was terminated upon the TPG Acquisition.

N. STOCKHOLDER’S EQUITY

Successor

In connection with the TPG Acquisition, all of our previously outstanding common stock was purchased by Merger Sub and retired. Immediately upon consummation of the TPG Acquisition and our merger with Merger Sub, we amended and restated our Articles of Incorporation to authorize the issuance of 900 shares of common stock and 100 shares of preferred stock. The Board of Directors will approve the voting rights, dividend rates and other pertinent rights of the preferred stock upon the issuance, if any, of those shares.

Predecessor

The following table shows changes in the number of outstanding shares and treasury shares prior to the TPG Acquisition:

	Common stock share activity
	Outstanding Shares	Treasury Shares
Balance at January 1, 2005	30,769,423	(1,110,623)
Issuance of common stock for services	5,924	12,315
Exercise of stock options	410,880	846,755
Stock issued in connection with ESPP	5,000	11,826
Issuance of non-vested stock	78,650	204,736
Purchase of common stock for treasury	—	(13,007)
Other	(32,192)	34,991

Balance at December 31, 2005	31,237,685	(13,007)
Exercise of stock options	139,336	8,884
Issuance of common stock for services	1,740	652
Issuance of non-vested stock	34,039	—
Purchase of common stock for treasury	—	(72,073)
Other	(719)	—

Balance at December 19, 2006	31,412,081	(75,544)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O. STOCK-BASED COMPENSATION

Successor Stock-Based Compensation Plan

In February 2007 the Board of Directors of Holdings approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. During the year ended December 31, 2007, Holdings granted 662,468 stock options to certain members of the Company’s senior management. The options have a weighted average exercise price of $101.54 and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG’s investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.

During the year ended December 31, 2007, we recorded $3.9 of compensation expense associated with these options. The weighted-average fair value of the time and event-based options was approximately $51.59 and $36.25 per option, respectively. At December 31, 2007, there was $14.9 of compensation expense that will be recognized over the next four years and $8.9 of compensation expense that will be recognized upon the occurrence of the liquidity event.

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

A summary of stock option activity for service-based options during the period from January 1, 2007 to December 31, 2007 is as follows:

Service-based options	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Weighted average fair value
Outstanding December 31, 2006	—
Granted	398,681	$101.54		$51.59
Exercised	—
Canceled	(28,894)	100.00		51.00

Outstanding at December 31, 2007	369,787	101.66	9.2	51.63

Options exercisable at December 31, 2007	45,605	100.00		51.00

The following table summarizes the significant assumption used to determine the fair value of the stock options granted during the year ended December 31, 2007:

2007
Expected timing of liquidity event in years	2-7
Weighted average expected option life in years	4.6
Risk-free interest rate	4.8%
Equity volatility factor	65.5%
Dividend yield	0%

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Stock-Based Compensation Plans

In December 2004, our stockholders approved the 2004 Equity Incentive Plan, as amended (“2004 Plan”). The 2004 Plan provided for the grant of stock options, non-vested shares and share units as well as other stock awards to eligible employees, officers, consultants and non-employee directors. These awards were to vest upon the attainment of stated service periods or performance targets established by the Compensation Committee of the Board of Directors. On May 18, 2006, our stockholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for issuance from 1,100,000 to 2,200,000. All options granted under this plan, once vested, were exercisable for a period of up to 10 years from the date of grant, although options may have expired earlier because of termination of employee service. The 2004 Plan was terminated as of the TPG Acquisition date and all stock options and non-vested shares issued under the 2004 Plan and all predecessor plans were redeemed on December 19, 2006. Certain share unit awards were modified to provide for vesting upon the consummation of the TPG Acquisition while other share unit awards were not modified and remained not vested as of December 19 and December 31, 2006. All awards which vested upon the Acquisition were redeemed for cash of $52.50 per share in 2007. During the year ended December 31, 2007, the Company paid $11.5 to holders of these share units. The payments have been classified as “investing activities” in the consolidated statement of cash flows. All amounts presented below include awards granted to employees of the Global zinc segment.

Predecessor Stock Option Summary

A summary of stock option activity for service-based options during the period from January 1, 2006 to December 19, 2006 is as follows:

Service-based options	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding January 1, 2006	1,715,764	$13.07	—	$32.9
Exercised	(148,220)	9.73	—	—
Canceled	(39,795)	13.67	—	—

Outstanding at December 19, 2006	1,527,749	$13.38	7.33	$59.8

In conjunction with the TPG Acquisition, all outstanding stock options were canceled and all option holders received $52.50 per share less the applicable exercise price.

The weighted-average grant date fair value per option of all stock option awards granted in 2005 was $12.56. The intrinsic value of stock options exercised during the period from January 1, 2006 to December 19, 2006 and the year ended December 31, 2005 was $5.2 and $17.5 respectively.

The fair value of the stock options granted in 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Predecessor Non-Vested Shares and Share Units Summary

2005
Expected option life in years	6
Risk-free interest rate	4.20%
Volatility factor	0.585
Dividend yield	0.00%

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the non-vested shares and share units for service-based awards during period from January 1, 2006 to December 31, 2006 is as follows:

Service-based awards	Shares/ units	Weighted average grant date fair value per share/unit
Awarded and not vested at January 1, 2006	387,088	$18.38
Granted	34,039	43.09
Vested	(35,352)	15.80
Canceled	(11,300)	25.92

Awarded and not vested at December 31, 2006	374,475	$20.64

Per the terms of the award agreements, all non-vested shares became vested upon the change in control that resulted from the TPG Acquisition and all holders received cash of $52.50 per share.

A summary of the non-vested shares and share units for performance-based awards during the period from January 1, 2006 to December 19, 2006 is as follows:

Performance Based Awards	Share/units	Weighted- average grant date fair value per share/unit
Awarded and not vested at January 1, 2006	251,472	$26.59
Granted	42,250	43.92
Vested	(106,050)	15.80
Canceled	(2,655)	38.56

Awarded and not vested at December 19, 2006	185,017	$36.56

107,092 of the non-vested share units for performance-based awards were modified by the Company prior to the TPG Acquisition to allow for the vesting of these share units upon the TPG Acquisition. Holders of these share units received $52.50 per share unit in January 2007. The remaining share units were fully expensed in 2006 as all performance targets were attained. Vesting of these share units was subject to approval of the Compensation Committee which approved the vesting of the share units in March 2007. Holders of these share units received $52.50 per share unit in April 2007.

The weighted-average grant date fair value per share of all non-vested shares and share unit awards granted during the period January 1, 2006 to December 19, 2006, and the year ended December 31, 2005 was $43.54 and $30.89, respectively.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

P. INCOME TAXES

The (loss) income from continuing operations before income taxes and minority interests was as follows:

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
U.S.	$(106.9)	$(7.1)	$37.7	$57.5
International	(74.3)	3.1	21.3	(0.3)

Total	$(181.2)	$(4.0)	$59.0	$57.2

The (benefit from) provision for income taxes, including income taxes on minority interests, was as follows:

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Current:
Federal	$4.0	$(8.8)	$19.3	$(4.0)
State	(2.6)	0.3	3.8	1.9
International	9.9	(0.4)	(3.0)	1.8

	$11.3	$(8.9)	$20.1	$(0.3)
Deferred:
Federal	$(29.6)	$6.8	$0.5	$(4.0)
State	(3.3)	0.5	(3.4)	(0.3)
International	(66.8)	0.9	6.2	(1.7)

	$(99.7)	$8.2	$3.3	$(6.0)

(Benefit from) provision for income taxes	$(88.4)	$(0.7)	$23.4	$(6.3)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense, computed by applying the federal statutory tax rate to earnings before income taxes, differed from the (benefit from) provision for income taxes as follows:

	(Successor)		(Predecessor)
	For the year ended December 31, 2007	For the period from December 20, 2006 to December 31, 2006	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Income tax (benefit) expense at the federal statutory rate	$(63.4)	$(1.4)	$20.6	$20.0
Foreign income tax rate differences	(30.8)	(0.6)	(4.3)	0.2
State income taxes, net	(3.9)	0.6	0.2	1.1
Tax on foreign income repatriation, net of foreign tax credits	10.0	—	5.5	0.7
Other, net	(0.3)	0.7	2.3	(0.4)
Change in valuation allowance	—	—	(0.9)	(27.9)

(Benefit from) provision for income taxes	$(88.4)	$(0.7)	$23.4	$(6.3)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows:

	(Successor)
December 31,	2007	2006
Deferred Tax Liabilities:
Depreciation and amortization	$251.2	$228.6
State income taxes	0.8	2.2
Deferred hedging gain	35.8	43.5
Other	42.9	64.5

Total deferred tax liabilities	$330.7	$338.8
Deferred Tax Assets:
Net operating loss carryforwards	$140.4	$93.1
Depreciation and amortization	21.6	17.2
Tax credit carryforwards	30.9	27.4
Expenses not currently deductible	29.3	83.5
Accrued pension	34.6	36.0
Accrued post retirement	18.0	22.8
Other	42.3	13.9

	$317.1	$293.9
Valuation allowance	(136.5)	(93.6)

Total deferred tax assets	$180.6	$200.3

Net deferred tax liabilities	$150.1	$138.5

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Various non-U.S. tax jurisdictions reduced their tax rates in 2007 resulting in a $32.7 deferred tax benefit from the reduction in deferred tax liabilities. This benefit resulted primarily from the approximately 10% tax rate reduction in Germany.

At December 31, 2007 and 2006 we had valuation allowances of $136.5 and $93.6, respectively, to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Of the total 2007 and 2006 valuation allowance, $109.6 and $67.2 relates to net operating losses and future tax deductions for depreciation in non-U.S. tax jurisdictions and $26.9 and $26.4 relates primarily to Kentucky state recycling credits and other state net operating losses respectively. A significant amount of the non-U.S. valuation allowance relates to entities purchased as part of the acquisition of Corus Aluminum. We provided a valuation allowance of $52.0 on deferred tax assets set up in the opening balance sheets of the non-U.S. Corus Aluminum entities. We believe that sufficient evidence currently exists that it is more likely than not that we will not realize deferred tax assets.

At December 31, 2007, we had approximately $395.7 of unused net operating loss carryforwards associated with non-U.S. tax jurisdictions, of which $338.7 can be carried forward indefinitely. The remainder had carryforwards from 5 to 20 years, of which $13.2 will expire over a 5 year period, starting in 2008. At December 31, 2007, the U.S. federal net operating loss carryforwards were $20.9, of which $1.1 is limited as to its use in any given year under U.S. income tax regulations regarding change in ownership. The state net operating loss carryforwards at December 31, 2007 were $7.8, part of which has been offset with a valuation allowance for entities that have a history of cumulative losses.

At December 31, 2007, we had $7.2 of unused U.S. federal tax credit carry forwards of which $1.1 are subject to a limitation as to use in any given year under U.S. income tax regulations regarding change in ownership. We also had $36.4 of unused state tax credit carry forwards, for substantially all of which a full valuation allowance has been provided.

Substantially all of the $82.8 of undistributed earnings of our non-U.S. investments is considered permanently reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings.

Aleris International, Inc., its parent corporation and its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2004 in the first quarter of 2006 that is anticipated to be completed by June of 2008. As of December 31, 2007, the IRS has not proposed any significant adjustments.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. At adoption, we had $ 2.2 million of unrecognized tax benefits, all of which would be recorded against goodwill and other identifiable intangible assets. As of December 31, 2007, we have $6.5 million of unrecognized tax benefits. $2.5 million of the incremental unrecognized benefit will impact our effective rate if recognized and $1.8 will be recognized against goodwill.

Balance at January 1, 2007	$2.2
Additions based on tax positions related to current year	2.5
Additions for tax positions of prior years	1.8
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$6.5

We recognize interest and penalties related to uncertain tax positions within the “Provision for income taxes” in the consolidated statement of operations. As of December 31, 2007, we had approximately $0.1 million of accrued interest related to uncertain tax positions.

The 2001 through 2006 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of December 31, 2008.

Q. RELATED PARTY TRANSACTIONS

As discussed in Note O, we recorded $3.9 of compensation expense for the year ended December 31, 2007 associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management. In addition, as discussed in Note F, during the year ended December 31, 2007 we recorded $9.1 of management fees paid to affiliates of TPG.

R. COMMITMENTS AND CONTINGENCIES

Operating leases

We lease various types of equipment and property, primarily the equipment utilized in our operations at our various plant locations and at our headquarters facility. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, are as follows:

Operating Leases
2008	$11.7
2009	7.7
2010	5.3
2011	3.0
2012	1.0
Thereafter	5.5

$34.2

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under cancelable and non-cancelable operating leases for the year ended December 31, 2007, for the period from December 20, 2006 to December 31, 2006, the period from January 1, 2006 to December 19, 2006 and the year ended December 31, 2005 was $25.3, $0.9, $14.6 and $8.7, respectively.

Purchase Obligations

Our non-cancelable purchase obligations are principally for natural gas and materials, such as metals and fluxes used in our manufacturing operations. As of December 31, 2007, amounts due under short-term and long-term non-cancelable purchase obligations are as follows:

	Total	2008	2009-2010	2011-2012	After 2012
Purchase obligations	$4,750.8	$1,765.6	$1,459.9	$1,096.0	$429.3

Amounts purchased under long-term purchase obligations during the years ended December 31, 2007, 2006 and 2005 related to these purchase obligations totaled $1,942.0, $711.8 and $226.3, respectively.

Employees

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

Currently and from time to time, we are a party to notices of violations brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are engaged in discussion with the United States Department of Justice, the United States Environmental Agency and several states for the purpose of resolving in one proceeding similar issues that have arisen at a number our facilities in different states. Although discussions are ongoing with respect to the amount of penalties and the scope of any injunctive relief, the government has recently demanded that we pay a combined civil penalty of $7.2 million as part of a consent decree resolving these issues. We do not anticipate that the ultimate penalties combined with the cost of any injunctive relief would have a material adverse effect on our financial position or results of operations.

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

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our reserves for environmental remediation liabilities totaled $45.4 and $14.5 at December 31, 2007 and 2006, respectively, and have been classified as other long-term liabilities and accrued liabilities in the consolidated balance sheet. Of the environmental liabilities recorded at December 31, 2007, $7.3 million is indemnified by Corus. These amounts are in addition to our asset retirement obligations discussed in Note K and represent the most probable costs of remedial actions. We estimate the costs related to currently identified remedial actions will be paid out primarily over the next ten years.

The changes in our accruals for environmental liabilities are as follows (there was no change in our environmental liabilities from the period from December 20, 2006 to December 31, 2006):

	(Successor)	(Predecessor)
	For the year ended December 31, 2007	For the period from January 1, 2006 to December 19, 2006	For the year ended December 31, 2005
Balance at beginning of year	$14.5	$12.3	$6.1
Revisions and liabilities incurred	5.5	0.8	2.8
Payments	(2.1)	(0.9)	(0.9)
Environmental liabilities of acquired businesses	27.5	2.3	4.3

Balance at end of year	$45.4	$14.5	$12.3

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position or results of operations.

S. SEGMENT INFORMATION

Our reporting structure consists of global business units that offer different types of metal products and services. Our operating segments consist of global rolled and extruded products, global recycling and global specification alloy.

Our global rolled and extruded products segment produces aluminum sheet, plate and extruded and fabricated products for distributors and customers serving the aerospace, building and construction, transportation and consumer durables industry segments. For financial reporting purposes, the global recycling and global specification alloy operating segments have been aggregated into the global recycling reportable segment. The global recycling segment represents all of our aluminum melting, processing, alloying and salt cake recycling activities. We have aggregated these businesses because the products produced are substantially identical (except for minor differences in chemical composition), are delivered in the same manner (either molten or in bars), the raw materials used are very similar, the production processes and equipment used are identical and the long-term gross margins have been and are expected to remain similar.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest,

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized and certain realized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets and amortization of capitalized debt issuance costs. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments.

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

Reportable Segment Information

Selected reportable segment disclosures for the three years ended December 31, 2007, 2006 and 2005 are as follows:

	Global rolled and extruded products	Global recycling	Intersegment revenues	Totals
2007 (Successor)
Revenues	$4,305.0	$1,808.5	$(123.6)	$5,989.9
Segment income	50.8	59.8		110.6
Depreciation and amortization expense	153.6	45.1		198.7
Segment assets	3,396.6	1,158.6		4,555.2
Payments for plant and equipment	161.3	23.7		185.0

2006 (Combined)
Revenues	$2,726.2	$1,489.0	$(19.6)	$4,195.6
Segment income	180.7	84.8		265.5
Depreciation and amortization expense	75.3	29.5		104.8
Segment assets	2,480.7	597.8		3,078.5
Payments for plant and equipment	86.7	24.1		110.8

2005 (Predecessor)
Revenues	$1,246.7	$967.9	$(29.7)	$2,184.9
Segment income	160.6	41.8		202.4
Depreciation and amortization expense	28.3	22.5		50.8
Equity in losses of affiliates	—	(1.6)		(1.6)
Segment assets	819.0	575.2		1,394.2
Equity investments in joint ventures	—	(1.0)		(1.0)
Payments for plant and equipment	11.1	44.7		55.8

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of total reportable segment disclosures to our consolidated financial statements are as follows:

	(Successor)	(Combined)	(Predecessor)
	2007	2006	2005
Profits
Segment income	$110.6	$265.5	$202.4
Unallocated amounts:
General and administrative expenses	(81.8)	(71.8)	(58.2)
Restructuring and other charges	(32.8)	(41.9)	(29.8)
Interest expense	(207.2)	(84.9)	(39.0)
Unallocated gains (losses) on derivative financial instruments	21.8	35.3	(18.6)
Interest and other income	8.2	7.2	0.4
Loss on early extinguishment of debt	—	(54.4)	—

(Loss) income from continuing operations, before provision for income taxes and minority interests	$(181.2)	$55.0	$57.2

Depreciation and amortization expense
Total depreciation and amortization expense for reportable segments	$198.7	$104.8	$50.8
Unallocated depreciation and amortization expense	4.2	2.0	1.6

Total consolidated depreciation and amortization expense	$202.9	$106.8	$52.4

Assets
Total assets for reportable segments	$4,555.2	$3,078.5	$1,394.2
Assets of discontinued operations	254.1	187.6	105.4
Unallocated assets	311.2	1,535.8	54.5

Total consolidated assets	$5,120.5	$4,801.9	$1,554.1

Payments for property and equipment
Total payments for property and equipment for reportable segments	$185.0	$110.8	$55.8
Other payments for property and equipment	6.8	8.6	4.5

Total consolidated payments for property and equipment	$191.8	$119.4	$60.3

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The following table sets forth the geographic breakout of our revenues (based on customer location) and long-lived assets (net of accumulated depreciation and amortization):

	(Successor)	(Combined)	(Predecessor)
	2007	2006	2005
Revenues
United States	$2,978.4	$2,457.8	$1,652.0
International:
Asia	211.1	73.6	7.4
Europe	2,354.7	1,267.7	354.0
North America	237.8	232.1	134.7
South America	194.9	155.5	36.8
Other	13.0	8.9	—

Total international revenues	$3,011.5	$1,737.8	$532.9

Consolidated total	$5,989.9	$4,195.6	$2,184.9

Long-lived assets, including intangible assets
United States, net	$1,380.6	$1,772.7	$537.9
International, net:
Asia	13.1	10.2	—
Europe	1,457.3	784.6	100.6
North America	104.8	65.2	11.6
South America	16.7	16.0	21.0

Total international long-lived assets, net	$1,591.9	$876.0	$133.2

Consolidated total	$2,972.5	$2,648.7	$671.1

T. DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum products as well as certain alloys used in our production processes, certain currency exposures and variable interest rates. The fair value gains (losses) of outstanding derivative contracts are included in the consolidated balance sheet as “Derivative financial instruments,” “Other current liabilities” and Other long term liabilities.” The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of December 31, 2007 and 2006 were as follows:

December 31,	2007		2006
	Fair Value	Deferred gains, net of tax	Fair Value	Deferred gains, net of tax
Natural gas	$(0.5)	$—	$(1.0)	$—
Aluminum	28.3	—	89.7	—
Currency	24.9	—	11.2	—
Interest Rate	(13.2)	(8.2)	—	—

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2007, 2006 and 2005, our natural gas and certain of our aluminum derivative financial instruments were accounted for as hedges and met SFAS No. 133’s requirements for hedge accounting treatment. As such, the changes in the fair value of certain of these cash flow hedges accumulated on our consolidated balance sheet (in “Accumulated other comprehensive income”) until the underlying hedged item impacted earnings. In conjunction with the purchase price allocation related to the TPG Acquisition, all amounts previously included within “Accumulated other comprehensive income” were eliminated as required by SFAS No. 141. Subsequent to the TPG Acquisition, we have elected not to treat our aluminum and currency derivative financial instruments as hedges for accounting purposes and, as a result, all future changes in the fair value of these derivatives will be included within our results of operations.

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “(Gains) losses on derivative financial instruments” in the consolidated statement of operations while realized gains and (losses) on those derivative financial instruments that are accounted for as hedges are included within “Cost of sales.”

Realized gains and (losses) on derivative financial instruments (included in “Cost of sales” and “Gains (losses) on derivative financial instruments”) totaled the following during the years ended December 31, 2007, 2006 and 2005:

	(Successor)	(Combined)		(Predecessor)
Year ended December 31,	2007	2006		2005
	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments	Cost of sales	Gains (losses) on derivative financial instruments
Natural gas	$(4.3)	$2.5	$—	$20.8	$—
Metal	42.3	—	(4.5)	(1.5)	10.8
Currency	8.0	—	7.0	—	—

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

The global recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. The contracts outstanding at December 31, 2007 are not accounted for as hedges for accounting purposes and, as a result, the changes in fair value of the contracts are recorded in earnings as “(Gains) losses on derivative financial instruments” rather than being deferred in “Accumulated other comprehensive income.”

Interest Rates

In March 2007 we reduced our exposure to interest rate fluctuations by entering into interest rate swaps that fix the interest we will pay on approximately $700.0 of our variable rate debt. The swap that existed as of December 31, 2007 is accounted for as a cash flow hedge, with gains and losses deferred and recorded within “Accumulated other comprehensive income” in Stockholder’s Equity. We do not expect to recognize any deferred amount in 2008.

Credit Risk

We are exposed to losses in the event of non-performance by the counterparties to the derivative financial instruments discussed above; however, we do not anticipate any non-performance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers.

Other Financial Instruments

The carrying amount and fair value of our other financial instruments at December 31, 2007 and 2006 are as follows:

	(Successor)		(Successor)
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$109.9	$109.9	$126.1	$126.1
Long-term debt:
Senior Notes	600.0	501.0	600.0	603.0
Senior Subordinated Notes	400.0	326.0	400.0	401.0
New Senior Notes	100.2	87.7	—	—

The fair value of our outstanding indebtedness under the Revolving Credit Facility and the Term Loan Facility approximates carrying value due to the floating rates of interest rates associated with these obligations. The current fair value of our Senior Notes, Senior Subordinated Notes and New Senior Notes were based on market quotations, discounted cash flows and incremental borrowing rates. The fair value of our accounts receivable, accounts payable and accrued liabilities approximate carrying value.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of “Accumulated other comprehensive income,” which are items that change equity during the reporting period, but are not included in earnings. As discussed previously, all amounts included within “Accumulated other comprehensive income” were eliminated as part of the preliminary purchase price allocation associated with the TPG Acquisition. There was an insignificant impact to “Accumulated other comprehensive income” in the period from December 20, 2006 to December 31, 2006. This was due to substantially all of our derivative financial instruments not being accounted for as hedges after the TPG Acquisition and an immaterial change in currency rates between December 20, 2006 and December 31, 2006.

	Total	Unrealized gain (loss) on derivative financial instruments	Currency translation unrealized gain (loss)	Pension and other post retirement liability adjustment
Predecessor
Balance at December 31, 2004	$(4.2)	$(2.1)	$(0.6)	$(1.5)
Current year net change	(9.0)	—	(6.6)	(2.4)
Change in fair value of derivative financial instruments	46.7	46.7	—	—
Deferred tax on minimum pension liability adjustment	0.8	—	—	0.8
Reclassification of derivative financial instruments into earnings	(19.8)	(19.8)	—	—
Income tax effect	(9.2)	(9.2)	—	—

Balance at December 31, 2005	$5.3	$15.6	$(7.2)	$(3.1)
Current year net change	17.2	—	17.2	—
Change in fair value of derivative financial instruments	(29.8)	(29.8)	—	—
Reclassification of derivative financial instruments into earnings	3.3	3.3	—	—
Income tax effect	10.0	10.0	—	—

Balance at December 19, 2006	$6.0	$(0.9)	$10.0	$(3.1)
Successor
Balance at January 1, 2007	$—	$—	$—	$—
Current year net change	145.8	—	109.9	35.9
Change in fair value of derivative financial instruments	(13.2)	(13.2)	—	—
Deferred tax on pension and other post retirement liability adjustment	(10.5)	—	—	(10.5)
Income tax effect	5.0	5.0	—	—

Balance at December 31, 2007	$127.1	$(8.2)	$109.9	$25.4

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

V. SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities included in the consolidated statement of cash flows and supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Changes in operating assets and liabilities:
Accounts receivable	$86.1	$(13.6)	$(10.2)
Inventories	177.4	(5.3)	(61.7)
Other assets	14.9	(0.7)	9.8
Accounts payable and accrued liabilities	(54.6)	85.5	(8.0)

	$223.8	$65.9	$(70.1)

Supplementary information:
Non-cash equity contribution	$—	$3.9	$—
Cash payments for:
Interest	$212.5	$89.8	$38.4
Income taxes	15.1	15.1	10.7

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

W. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes and Senior Subordinated Notes. For purposes of complying with the reporting requirements of the Guarantor Subsidiaries, presented below are condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes or the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”). The condensed consolidating balance sheets are presented as of December 31, 2007 and 2006, and the condensed consolidating statements of operations and cash flows are presented for the years ended December 31, 2007, 2006 and 2005.

	As of December 31, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$16.7	$87.8	$—	$109.9
Accounts receivable, net	10.0	227.0	418.8	—	655.8
Inventories	4.4	288.8	547.7	—	840.9
Deferred income taxes	36.9	—	4.7	—	41.6
Prepaid expenses	0.6	11.0	10.5	—	22.1
Derivative financial instruments	—	4.9	25.7	—	30.6
Other current assets	4.2	1.5	23.8	—	29.5
Assets of discontinued operations – current	—	240.2	13.9	—	254.1

Total Current Assets	61.5	790.1	1,132.9	—	1,984.5
Property, plant and equipment, net	41.8	343.4	1,038.3	—	1,423.5
Goodwill	—	749.3	469.8	—	1,219.1
Intangible assets, net	67.6	176.7	85.6	—	329.9
Deferred income taxes	—	—	10.8	—	10.8
Derivative financial instruments	—	4.7	51.7	—	56.4
Other assets	67.1	2.8	27.3	—	97.2
Investments in subsidiaries/intercompany receivable (payable), net	2,940.1	(702.8)	(382.9)	(1,855.3)	(0.9)

	$3,178.1	$1,364.2	$2,433.5	$(1,855.3)	$5,120.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$19.2	$237.1	$404.2	$—	$660.5
Accrued liabilities	22.6	84.5	145.8	—	252.9
Deferred income taxes	—	—	25.2	—	25.2
Current maturities of long-term debt	8.3	0.7	11.6	—	20.6
Liabilities of discontinued operations – current	—	66.0	1.5	—	67.5

Total Current Liabilities	50.1	388.3	588.3	—	1,026.7
Long-term debt	2,173.2	1.7	568.8	—	2,743.7
Deferred income taxes	85.5	—	91.8	—	177.3
Accrued pension benefits	—	11.1	144.7	—	155.8
Accrued post-retirement benefits	—	42.9	9.6	—	52.5
Other long-term liabilities	18.6	30.3	64.9	—	113.8
Stockholder’s Equity	850.7	889.9	965.4	(1,855.3)	850.7

	$3,178.1	$1,364.2	$2,433.5	$(1,855.3)	$5,120.5

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2006 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$3.4	$9.8	$112.9	$—	$126.1
Accounts receivable, net	11.3	255.3	356.2	—	622.8
Inventories	8.0	346.5	581.5	—	936.0
Deferred income taxes	28.0	—	0.8	—	28.8
Prepaid expenses	1.0	11.0	8.5	—	20.5
Derivative financial instruments	1.9	5.1	70.0	—	77.0
Other current assets	4.6	1.5	9.3	—	15.4
Assets in discontinued operation – current	—	165.3	1.1	—	166.4

Total Current Assets	58.2	794.5	1,140.3	—	1,993.0
Property, plant and equipment, net	43.4	318.5	840.3	—	1,202.2
Goodwill	1,362.4	—	—	—	1,362.4
Intangible assets, net	—	29.3	54.8	—	84.1
Deferred income taxes	—	—	1.5	—	1.5
Derivative financial instruments		0.2	48.3	—	48.5
Other assets	88.0	1.0	0.7	—	89.7
Investments in subsidiaries/intercompany receivable (payable), net	1,402.4	44.0	157.5	(1,604.6)	(0.7)
Assets of discontinued operations – non-current	—	21.1	0.1	—	21.2

	$2,954.4	$1,208.6	$2,243.5	$(1,604.6)	$4,801.9

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$53.9	$171.4	$289.0	$—	$514.3
Accrued liabilities	11.3	166.3	157.6	—	335.2
Deferred income taxes	—	—	31.3	—	31.3
Current maturities of long-term debt	8.2	0.7	11.6	—	20.5
Liabilities in discontinued operations – current	—	42.8	0.7	—	43.5

Total Current Liabilities	$73.4	$381.2	$490.2	$—	944.8
Long-term debt	2,001.7	2.3	563.5	—	2,567.5
Deferred income taxes	24.9	—	112.6	—	137.5
Accrued pension benefits	—	27.8	151.4	—	179.2
Accrued post-retirement benefits	—	50.3	7.2	—	57.5
Other long-term liabilities	9.0	12.6	44.3	—	65.9
Liabilities in discontinued operations – non-current	—	4.1	—	—	4.1
Stockholder’s Equity	845.4	730.3	874.3	(1,604.6)	845.4

	$2,954.4	$1,208.6	$2,243.5	$(1,604.6)	$4,801.9

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$139.7	$2,508.6	$3,432.7	$(91.1)	$5,989.9
Cost of sales	119.7	2,308.7	3,350.7	(91.1)	5,688.0

Gross profit	20.0	199.9	82.0	—	301.9
Selling, general and administrative expense	19.0	118.5	149.6	—	287.1
Restructuring and other charges	—	19.4	13.4	—	32.8
(Gains) losses on derivative financial instruments	(20.6)	(4.0)	(25.3)	—	(49.9)

Operating income (loss)	21.6	66.0	(55.7)	—	31.9
Interest expense	9.7	195.9	39.4	(37.8)	207.2
Other (income) expense, net	(2.4)	(8.4)	(21.1)	37.8	5.9
Equity in net loss (earnings) of affiliates	118.4	36.9	—	(155.3)	—

(Loss) income before income taxes	(104.1)	(158.4)	(74.0)	155.3	(181.2)
Provision for (benefit from) income taxes	21.5	(73.2)	(36.7)	—	(88.4)

(Loss) income before minority interest	(125.6)	(85.2)	(37.3)	155.3	(92.8)
Minority interests, net of provision for income taxes	—	—	0.1	—	0.1

(Loss) income from continuing operations	$(125.6)	$(85.2)	$(37.4)	$155.3	$(92.9)
Loss from discontinued operations, net of tax	—	(30.8)	(1.9)	—	(32.7)

Net (loss) income	$(125.6)	$(116.0)	$(39.3)	$155.3	$(125.6)

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2006 (Combined)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$155.8	$2,489.3	$1,728.3	$(177.8)	$4,195.6
Cost of sales	133.7	2,217.6	1,672.2	(177.8)	3,845.7

Gross profit	22.1	271.7	56.1	—	349.9
Selling, general and administrative expense	4.0	101.8	60.5	—	166.3
Restructuring and other charges	—	36.1	5.8	—	41.9
(Gains) losses on derivative financial instruments	(10.6)	9.2	(29.4)	—	(30.8)

Operating income	28.7	124.6	19.2	—	172.5
Interest expense	(29.8)	117.5	13.0	(15.8)	84.9
Other (income) expense, net	(44.4)	25.3	(18.5)	15.8	(21.8)
Loss on early extinguishment of debt	54.4	—	—	—	54.4

Equity in net (earnings) loss of affiliates	(45.9)	(19.6)	—	65.5	—

Income before income taxes	94.4	1.4	24.7	(65.5)	55.0
Provision for (benefit from) income taxes	24.1	(5.3)	3.9	—	22.7

Income (loss) before minority interest	70.3	6.7	20.8	(65.5)	32.3

Minority interests, net of provision for income taxes	—	—	0.1	—	0.1

Income (loss) from continuing operations	$70.3	$6.7	$20.7	$(65.5)	$32.2
Income from discontinued operations, net of tax	—	38.0	0.1		38.1

Net income (loss)	$70.3	$44.7	$20.8	$(65.5)	$70.3

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$117.9	$1,694.0	$436.4	$(63.4)	$2,184.9
Cost of sales	109.6	1,506.6	410.1	(63.4)	1,962.9

Gross profit	8.3	187.4	26.3	—	222.0
Selling, general and administrative expense	7.5	67.1	11.8	—	86.4
Restructuring and other charges	0.1	29.3	0.4	—	29.8
(Gains) losses on derivative financial instruments	—	(2.3)	10.3	—	8.0

Operating income	0.7	93.3	3.8	—	97.8
Interest expense	41.0	0.4	0.6	(3.0)	39.0
Other (income) expense, net	(2.3)	(1.4)	0.7	3.0	—
Equity in net (earnings) loss of affiliates	(112.3)	1.6	—	112.3	1.6

Income before income taxes	74.3	92.7	2.5	(112.3)	57.2
(Benefit from) provision for income taxes	—	(6.6)	0.3	—	(6.3)

Income (loss) before minority interest	74.3	99.3	2.2	(112.3)	63.5
Minority interests, net of provision for income taxes	—	—	0.5	—	0.5

Income (loss) from continuing operations	$74.3	$99.3	$1.7	$(112.3)	$63.0
Income from discontinued operations, net of tax	—	11.3	—	—	11.3

Net income (loss)	74.3	110.6	1.7	(112.3)	74.3

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2007 (Successor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(63.3)	$213.9	$157.3	$—	$307.9

Investing activities
Acquisition of Aleris International, Inc	(11.5)	—	—	—	(11.5)
Purchase of businesses, net of cash acquired	(202.6)	—	(105.2)	—	(307.8)
Payments for property, plant and equipment	(2.5)	(36.3)	(153.0)	—	(191.8)
Proceeds from sale of property, plant and equipment	—	—	0.8	—	0.8
Other	—	(0.1)	(0.2)	—	(0.3)

Net cash used by investing activities	$(216.6)	$(36.4)	$(257.6)	$—	$(510.6)

Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	79.4	—	(49.9)	—	29.5
Proceeds from issuance of long-term debt	100.0	—	—	—	100.0
Payments on long-term debt	(8.0)	(0.2)	(4.2)	—	(12.4)
Debt issuance costs	(6.7)	—	—	—	(6.7)
Decrease in restricted cash	(0.1)	0.3	—	—	0.2
Minority interests	—	2.1	(3.3)	—	(1.2)
Net transfers with subsidiaries	117.3	(265.4)	148.1	—	—

Net cash provided (used) by financing activities	281.9	(263.2)	90.7	—	109.4

Effect of exchange rate differences on cash and cash equivalents	—	—	(1.8)	—	(1.8)

Cash flow provided (used) by from continuing operations	2.0	(85.7)	(11.4)	—	(95.1)
Cash flows of discontinued operations:
Operating cash flows	—	95.0	(4.5)	—	90.5
Investing cash flows	—	(2.4)	(9.2)	—	(11.6)
Financing cash flows	—	—	—	—	—
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	—	126.1

Cash and cash equivalents at end of period	$5.4	$16.7	$87.8	$—	$109.9

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2006 (Combined)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$76.5	$83.3	$50.2	$—	$210.0

Investing activities
Acquisition of Aleris International, Inc	(1,725.4)	—	—	—	(1,725.4)
Purchase of businesses, net of cash acquired	(599.8)	6.1	(234.9)	—	(828.6)
Payments for property, plant and equipment	(6.5)	(44.9)	(68.0)	—	(119.4)
Proceeds from sale of property, plant and equipment	—	30.6	—	—	30.6
Proceeds from settlement of currency derivative financial instruments	9.8	—	—	—	9.8
Other	—	(1.5)	0.3	—	(1.2)

Net cash used by investing activities	$(2,321.9)	$(9.7)	$(302.6)	$—	$(2,634.2)

Financing activities
Cash equity contribution	844.9	—	—	—	844.9
Net proceeds from (payments on) long-term revolving credit facilities	(97.7)	—	64.1	—	(33.6)
Proceeds from issuance of long-term debt	2,329.9	0.4	388.5	—	2,718.8
Payments on long-term debt	(838.5)	(0.2)	(0.6)	—	(839.3)
Debt issuance costs	(115.1)	—	—	—	(115.1)
Decrease in restricted cash	(0.1)	3.7	—	—	3.6
Proceeds from exercise of stock options	1.4	—	—	—	1.4
Excess income tax benefits from exercise of stock options	3.6	—	—	—	3.6
Minority interests	1.7	—	(3.0)	—	(1.3)
Other	(2.6)	0.4	—	—	(2.2)
Net transfers with subsidiaries	120.9	(43.4)	(77.5)	—	—

Net cash provided (used) by financing activities	2,248.4	(39.1)	371.5	—	2,580.8

Effect of exchange rate differences on cash and cash equivalents	—	—	(13.4)	—	(13.4)

Cash flows provided by continuing operations	3.0	34.5	105.7	—	143.2
Cash flows of discontinued operations:
Operating activities	—	(19.6)	0.5	—	(19.1)
Investing activities	—	(4.4)	—	—	(4.4)
Financing activities	—	(0.4)	—	—	(0.4)
Cash and cash equivalents at beginning of period	0.4	(0.3)	6.7	—	6.8

Cash and cash equivalents at end of period	$3.4	$9.8	$112.9	$—	$126.1

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005 (Predecessor)
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(7.9)	$107.8	$(2.4)	$—	$97.5

Investing activities:
Payments for property and equipment	(9.4)	(20.1)	(30.8)	—	(60.3)
Proceeds from sale of property and equipment	—	5.3	—	—	5.3
Purchase of business, net of cash acquired	—	(300.3)	(17.4)	—	(317.7)
Net investment in subsidiaries	(318.1)	300.6	17.5	—	—
Other	0.4	—	0.1	—	0.5

Net cash used by investing activities	(327.1)	(14.5)	(30.6)	—	(372.2)

Financing activities:
Net proceeds from long-term revolving credit facility	212.4	—	—	—	212.4
Proceeds from issuance of long-term debt	—	—	29.1	—	29.1
Payments of long-term debt	(1.2)	—	—	—	(1.2)
Change in restricted cash	9.8	—	—	—	9.8
Minority interests	—	—	(0.7)	—	(0.7)
Debt issuance costs	(1.8)	—	—	—	(1.8)
Proceeds from exercise of stock options	13.6	—	—	—	13.6
Net transfers with subsidiaries	120.5	(116.9)	(3.6)	—	—
Other	(20.0)	19.7	—	—	(0.3)
Net cash provided (used) by financing activities	333.3	(97.2)	24.8	—	260.9

Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)

Cash flows used by continuing operations	(1.7)	(3.9)	(8.9)	—	(14.5)
Cash flows of discontinued operations:
Operating cash flows	—	4.9	(0.1)	—	4.8
Investing cash flows	—	(1.7)	—	—	(1.7)
Financing cash flows	—	0.4	—	—	0.4
Cash and cash equivalents at beginning of period	2.1	—	15.7	—	17.8

Cash and cash equivalents at end of period	$0.4	$(0.3)	$6.7	$—	$6.8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established and we maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the SEC. As of December 31, 2007, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation of our disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective due to the identification of a material weakness in the Company’s internal controls over financial reporting as discussed below.

Management’s Report on Internal Control Over Financial Reporting

The management of Aleris is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Aleris’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2007, using the framework specified in Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, as a material weakness was identified as a result of the aggregation of several deficiencies in the financial statement close process. The material weakness resulted in several post-closing adjustments proposed to and recorded in the Company’s consolidated financial statements for the year ended December 31, 2007, which were not material on a net basis and which did not require adjustments to prior periods; however, there is a reasonable possibility that a material misstatement of the annual or interim financial statements could have occurred and have not been prevented or detected on a timely basis.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Wabash Alloys, which is included in the 2007 consolidated financial statements of the Company. We did not assess the effectiveness of internal control over financial reporting at Wabash Alloys because we did not believe we had adequate time to conduct an assessment of the internal control over financial reporting in the period between the consummation date of the acquisition and the date of management’s assessment. Wabash Alloys constituted $277.9 million of total assets as of December 31, 2007 and approximately $208.3 million and $0.8 million of revenues and net income, respectively, for the year ended December 31, 2007.

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company had control deficiencies in the financial statement close process that, when aggregated, constituted a material weakness. The control deficiencies related to:

•	The accounting for income taxes, consolidation of subsidiaries, accounting for derivatives instruments, accounting for business combinations and accounting for discontinued operations;

•	The Company having difficulty meeting internal and external reporting timetables; and

•	An imbalance of detect and prevent controls at the business unit level and a lack of emphasis on local level accountability, which resulted in certain undetected errors.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented below.

Plan for Remediation of Material Weaknesses that Existed as of December 31, 2007

As noted under “Management Report on Internal Control over Financial Reporting” above, we identified a material weakness related to our closing process as of December 31, 2007 that resulted in several post-closing adjustments proposed to and recorded during the fourth quarter of 2007 related to income taxes, consolidation of subsidiaries, accounting for derivative instruments, accounting for business combinations and accounting for discontinued operations. In addition we had several deficiencies in the timeliness of the consolidated close process and financial reporting. In light of the material weakness described above, the Company is taking the following steps to remediate the deficiencies led by our Chief Financial Officer, who assumed this role in December 2007, and our Senior Vice President Finance, Chief Accounting Officer and Controller, who assumed this role in August 2007:

•

Our financial leadership will take a more proactive role, along with new members of the Company’s corporate finance and accounting group, in managing our global daily accounting activity and will conduct an in-depth evaluation of every major finance and accounting group within the Company;

•

Comprehensive new accounting policies and procedures will be introduced during the first half of 2008. The Company will also review, improve and standardize many financial practices across the company. The Company will provide additional training and education concerning these policies and practices. Finance and accounting personnel will be held to a higher standard of performance, and their performance reviews and compensation will be tied to the implementation of these new policies and procedures;

•	The Company has begun a more formal and regular communications process among the regional, operational and corporate finance and accounting groups;

•

The Company has instituted a more rigorous and enhanced approval process for accounting entries related to restructuring, business combinations and other transactions not in the ordinary course of business;

•	The Company will institute control and reconciliation improvements in the segment close and consolidation processes; and

•

The Company has expanded the capabilities of the corporate finance and accounting group through an enhanced consolidation system, introduced in the 1st quarter of 2008, and is providing additional resources, at our global headquarters in Beachwood, Ohio and our major accounting centers in Europe, for

•	global oversight,

•	proactive preventative controls, and

•	timely review of complex accounting areas.

Our chairman of the board and chief executive officer and our executive vice president and chief financial officer will implement and actively monitor these remediation efforts and will regularly report progress to our Audit Committee.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of

Aleris International, Inc.

We have audited Aleris International Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aleris International Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wabash Alloys, which is included in the 2007 consolidated financial statements of Aleris International, Inc. and constituted $277.9 million of total assets, as of December 31, 2007 and $208.3 million and $0.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Aleris International, Inc. also did not include an evaluation of the internal control over financial reporting of Wabash Alloys.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s financial statement close process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 27, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Aleris International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 27, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Steven J. Demetriou	49	Chairman of the Board and Chief Executive Officer
Kelvin Davis	44	Director
Michael MacDougall	37	Director
Jonathan Garfinkel	33	Director
Dale V. Kesler	69	Director
Paul E. Lego	77	Director
Sean M. Stack	41	Executive Vice President and Chief Financial Officer
John J. Wasz	47	Executive Vice President and President, Aleris Rolled Products North America
Christopher R. Clegg	50	Executive Vice President, General Counsel and Secretary
Alfred Haszler	62	Senior Vice President and President, Aleris Rolled and Extruded Products Europe
Joseph M. Mallak	42	Senior Vice President, Chief Accounting Officer and Controller
Scott A. McKinley	46	Senior Vice President and Treasurer
K. Alan Dick	44	Senior Vice President Manufacturing, Rolled Products North America

The following biographies describe the business experience during at least the past five years of the directors and executive officers listed in the table above.

Steven J. Demetriou—Steven J. Demetriou became Chairman of the Board and Chief Executive Officer of Aleris following the acquisition of Commonwealth. Mr. Demetriou served as President and Chief Executive Officer of Commonwealth from June 2004 and served as a Director of Commonwealth from 2002 until the acquisition of Commonwealth. Mr. Demetriou was President and Chief Executive Officer of Noveon, Inc., a global producer of advanced specialty chemicals from 2001 until June 2004. Prior to that, from 1999 to 2001, he was Executive Vice President of IMC Global Inc., a producer of crop nutrients and animal feed ingredients. Mr. Demetriou also served in a number of leadership positions with Cytec Industries Inc., a specialty chemicals and materials company, from 1997 to 1999. From 1981 to 1997, he held various positions with Exxon Corporation. Mr. Demetriou is a Director of OM Group, Inc., Foster Wheeler, Ltd. and Kraton Polymers LLC. He is a member of the compensation committees of OM Group, Inc. and Foster Wheeler, Ltd. In addition, Mr. Demetriou serves on the Board of Directors of Cleveland Zoological Society, United Way of Northeastern Ohio and the Cuyahoga Community College Foundation and is a member of the Executive Committee of the Greater Cleveland Sports Commission.

Kelvin Davis—Mr. Davis is a Senior Partner of TPG and Head of the firm’s North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles, which he co-founded in 1991. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass. Prior to his affiliation with RMB Realty, he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis is Chairman of the Board of Kraton Polymers, LLC and Harrah’s Entertainment, Inc. and a Director of Metro-Goldwyn Mayer Studios Inc., and Univision Communications, Inc., and serves on the compensation committee of each of these companies and also is a director of Graphic Packaging Holding Company. He is also a nine year Director (and past Chairman) of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization), is a Director of the Los Angeles Philharmonic Association, and is on the Board of Overseers and Art Collectors Council of the Huntington Library, Art Collections, and Botanical Gardens.

Michael MacDougall—Mr. MacDougall is a Partner of TPG. Prior to joining TPG in 2002, Mr. MacDougall was a Vice President in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. Prior to attending business school, Mr. MacDougall was an assistant brand manager in the Paper Division of Procter & Gamble. Mr. MacDougall serves on the Board of Directors of Energy Future Holdings Corp. (formerly TXU Corp.) and its subsidiary Luminant, as well as Graphic Packaging Holding Company, Kraton Polymers LLC, The New York Opportunity Network and the Dwight School Foundation. He serves on the audit committee of Kraton Polymers LLC.

Jonathan Garfinkel—Mr. Garfinkel is a Vice President at TPG. Prior to joining TPG in 2000, Mr. Garfinkel worked as a financial analyst at Newbridge Latin America, where he focused on private equity transactions in Argentina, Brazil, Columbia and Mexico. Prior to joining Newbridge, Mr. Garfinkel was a financial analyst in the Global Power group at Lehman Brothers. Mr. Garfinkel serves on the Board of Directors of Midwest Air Group, Inc. and Education for Change (a charter school operation in Oakland, California) and serves on the audit committee of each.

Dale V. Kesler—Mr. Kesler was elected as a Director in February 2007. Mr. Kesler had formerly served as a Director of Aleris since 2002 and up to the TPG Acquisition in December 2006. Mr. Kesler retired in 1995 as a partner of the professional accounting firm Arthur Andersen LLP. He served as that firm’s Dallas office accounting and audit division head from 1973 through 1982 and as the managing partner of the Dallas office from 1983 through 1994. Mr. Kesler also serves as a Director of New Millennium Homes and is a member of its audit committee.

Paul E. Lego—Mr. Lego was elected a Director in February 2007. Mr. Lego previously served as Director of Aleris since Aleris’s acquisition of Commonwealth and up to the TPG Acquisition in December 2006. He was previously the Non-Executive Chairman of the Board of Directors of Commonwealth from 1995 until completion of Aleris’s acquisition of Commonwealth. He is currently President of Intelligent Enterprises, a private consulting firm. From 1990 until his retirement in 1993, Mr. Lego was Chairman of the Board of Directors and Chief Executive Officer of Westinghouse Electric Corporation. Mr. Lego is an Emeritus Trustee of the University of Pittsburgh and a member of the American Society of Corporate Executives. He currently serves as Director, Pittsburgh Chapter, National Parkinsons Association.

Sean M. Stack—Sean M. Stack was promoted to Executive Vice President and Chief Financial Officer in December 2007. Prior to that time he served as Executive Vice President and President, Europe since the acquisition of Corus Aluminum. Prior to that time, Mr. Stack was Senior Vice President, Treasurer and Corporate Development of Aleris since Aleris’s acquisition of Commonwealth, and prior to that, he was Vice President and Treasurer of Commonwealth. Prior to joining Commonwealth in June 2004, he had served as Vice President and Treasurer of Noveon, Inc., beginning in March 2001. Prior to joining Noveon, Mr. Stack served as Vice President and Treasurer for Specialty Foods Corporation from May 1996 to December 2000. Mr. Stack joined Specialty Foods as Assistant Treasurer in 1996. Prior to that, he was a vice president at ABN AMRO Bank in commercial and investment banking.

John J. Wasz—John J. Wasz has served as Executive Vice President and President—Aleris Rolled Products North America since the Commonwealth acquisition. Prior to that time, from 2000, he served as Executive Vice President and President of Alflex (a former subsidiary of Commonwealth), and prior to that Mr. Wasz held the position of Vice President of Alflex Operations. Additionally, Mr. Wasz served in several other capacities within Commonwealth, including Vice President of Materials; Vice President of Marketing and Sales; Distribution Marketing Manager; and Regional Manager.

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

Alfred Haszler—Alfred Haszler has served as Senior Vice President and President of Aleris Rolled Products Europe since the acquisition of Corus Aluminum in August 2006. Prior to that time, he was the Managing Director of the Corus Aluminum Rolled Products business, and prior to that, he served as Director of the Koblenz plant operations of Corus Aluminum Rolled Products business. He first began working with the Koblenz plant operations in 1970 and has held a variety of management positions with increasing responsibility.

Joseph M. Mallak— Joseph M. Mallak has served as Senior Vice President, Finance, Chief Accounting Officer and Controller of the Company since August 2007. From December 2005 until then, Mr. Mallak worked for The Reserve Group, a private equity firm. As part of his work for The Reserve Group, Mr. Mallak was appointed to serve as CEO and President of three portfolio companies, Creative Engineered Polymer Products LLC, CEP Holdings LLC, and Thermo Plastics Acquisition LLC, that had previously filed bankruptcy under Chapter 11 of the US Bankruptcy Code in order to lead those companies’ turnaround efforts. Prior to that time, he served as Vice President—Chief Financial Officer & Treasurer of Stoneridge Inc. Prior to Stoneridge, Mr. Mallak served as Vice President and CFO for a global Textron division.

Scott A. McKinley—Scott A. McKinley has served as Senior Vice President and Treasurer since September 2006. From June 2004 till then, Mr. McKinley served as Vice President and Chief Financial Officer for Lubrizol Corporation’s Specialty Chemicals Segment. Prior to that, he was the Vice President and Controller of Noveon, Inc. Mr. McKinley also previously held the position of Director, Financial Planning and Analysis for BF Goodrich Performance Materials and spent the first 15 years of his career at the General Electric Company.

K. Alan Dick— K. Alan Dick has served as Senior Vice President Manufacturing, Rolled Products North America since December 2007. Prior to that, he had been Senior Vice President, Global Metals Procurement from January 2007 and Vice President, Metals Sourcing since 2004. Prior to 2004, Mr. Dick had been Director, Raw Material Purchasing for Commonwealth Industries, Inc. and had held a number of positions in the Commonwealth supply chain function since 1998. Prior to joining Commonwealth, Alan was Vice President and General Manager—Pacific Region for Ideal Metals. He began his career with Pechiney SA in Canada where he held several positions including Vice President.

Since none of the Company’s stock is publicly traded, our executive officers, directors and 10% stockholders are not required to file Section 16(a) forms.

The Company maintains and enforces a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with the Company’s Code of Business Conduct and Ethics (the “Code of Business Conduct”) applicable to all employees. In instances where the Code of Business Conduct is silent or its terms are inconsistent with or conflict with any of the terms of the Senior Officers Code, then the provisions of the Senior Officers Code control and govern in all respects. Both the Senior Officers Code and the Code of Business Conduct are available at our website (http://www.aleris.com) by clicking on “Corporate Governance.” Any future changes or amendments to the Senior Officers Code and the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer will be posted to our website at this location. A copy of both the Senior Officers Code and the Code of Business Conduct may also be obtained upon request from the Company’s Secretary.

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

In addition, the Audit Committee has the authority to retain and, if necessary, terminate our independent registered public accounting firm (subject, if applicable, to ratification by the Company’s stockholders).

Messrs. Davis (Chair), Lego, and MacDougall are the members of the Compensation Committee. The purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation of the Company’s executive and senior management. In this respect, the Committee has overall responsibility for approving and evaluating executive and senior management compensation plans, policies and programs of the Company and awards thereunder. A copy of the Compensation Committee Charter is available on our website at (http://www.aleris.com.)

Messrs Davis, Demetriou (Chair), and MacDougall are the members of the Executive Committee. The Executive Committee manages the affairs of the Company as necessary between meetings of our Board of Directors and acts on matters that must be dealt with prior to the next scheduled Board meeting.

Board Composition

Our Board of Directors consists of six directors all of whom were elected by TPG which owns indirectly approximately 97.94% of our outstanding equity. Our by-laws provide that our directors will be elected at the annual meeting of the stockholders and each director will be elected to serve until his successor is elected.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Aleris’s compensation philosophy centers on the belief that executive compensation should be directly linked to improvement in corporate performance and the creation of long-term stockholder value. The compensation philosophy of Aleris aligns the interests of the executives with the interest of our primary stockholder, an affiliate of TPG, under the supervision of the Compensation Committee of the Board of Directors of the Company (the “Committee”). The Committee has overall responsibility for approving and evaluating executive and senior management compensation plans, policies and programs of the Company and awards thereunder.

The Committee has placed emphasis on long-term equity growth as opposed to near term cash compensation. The target levels of each of the other compensation elements, including base salary, annual incentive awards, and post-employment benefits are targeted at approximately the 50th percentile of such elements for similar compensation for manufacturing companies generally in our industry. In 2007, the Committee awarded long-term incentive awards, a one-time front loaded grant of options to purchase shares of Holdings, targeted at the 75th percentile of awards for similar compensation for manufacturing companies generally in our industry.

2007 Base Salary and Cash Bonus Awards

The Committee considers base salary together with the annual cash bonus awards as part of a cash compensation package, and with respect to 2007 compensation for the named executive officers, the base salary and target bonus for each was set pursuant to his employment agreement. Generally, the Committee believed that this cash compensation amount for each named executive officer aligned the position’s responsibilities with its remuneration and also in comparison to the 50th percentile of this type of compensation paid in the competitive market in which Aleris competes for comparable executive ability and experience.

In late 2007, Mr. Friday gave notice to the Company that he intended to resign from his position for “good reason” (as defined in his 2005 Severance Agreement). As a result of his resignation, Mr. Friday became entitled to severance payments under the terms of his employment agreement. The payments made to Mr. Friday are outlined below. See “Potential Payments Upon Termination or Change in Control.”

Name	2007 Base Salary	2007 Actual Bonus	2007 Target Bonus (% of Base Salary)	2007 Maximum Bonus (% of Base Salary)	2007 Actual Bonus (% of Base Salary)
Steven J. Demetriou	$1,000,000	$500,000	100.0%	200.0%	50.0%
Michael D. Friday (1)	425,000	—	75.0%	150.0%	—%
Sean M. Stack (2)	400,000	150,000	75.0%	150.0%	37.5%
Alfred Haszler (3)	504,590	91,743	40.0%	80.0%	16.44%
John J. Wasz	400,000	150,000	75.0%	150.0%	37.5%

(1)	Mr. Friday did not receive a MIP Bonus for 2007 as a result of his resignation.
(2)	In December 2007, Mr. Stack was promoted to Executive Vice President and Chief Financial Officer. His annual base salary was increased from $325,000 to $400,000. His 2007 actual bonus is based on his increased annual base salary.
(3)	Mr. Haszler’s base salary and bonus are paid in Euro’s. His base salary is €367,500, and his actual MIP Bonus was €60,433. To convert compensation values to US$, the monthly conversion rate, as determined by the monthly foreign currency translation rates used by Aleris Finance, were applied to each payment. Based on his base salary and bonus in Euros, Mr. Haszler received an actual MIP Bonus of 16.44% of his base salary. The changing monthly conversion rate results in an MIP Bonus for Mr. Haszler of 18.18% of his base salary on a dollars for dollars basis.

The Company has frozen base salary and target bonuses for the named executive officers for 2008.

The 2007 cash bonus amounts were awarded pursuant to the Amended and Restated Aleris International, Inc. 2004 Annual Incentive Plan under a program we refer to as the Management Incentive Plan or “MIP.” These cash bonus awards represent variable compensation linked to organizational performance, which was a significant component of the Company’s total 2007 compensation package for key employees, including the named executive officers, and was designed to reward the employee’s participation in the Company’s achievement of critical financial performance and growth objectives. To further Aleris’s goal of retaining key talent, an executive must remain an employee for the entire year and through the time the MIP awards are made to receive a MIP award. Mr. Friday did not receive a MIP award for 2007.

The MIP 2007 performance goals were based on adjusted EBITDA and free cash flow for Aleris and the appropriate business unit, as well as on individual annual objectives. Adjusted EBITDA is a non-U.S. GAAP financial measure and, for this purpose, is defined as net income before interest income and expense, taxes, depreciation and amortization and minority interests and excluding restructuring and other charges, losses on the early extinguishment of debt, one-time realized gains on the mark-to-market SFAS 133 unrealized gains and losses on derivative financial instruments, and the non-cash cost of sales impact of the write-up of inventory and other items through purchase accounting. Free cash flow is a non-U.S. GAAP measure that is defined as adjusted EBITDA less capital expenditures and plus or minus the change in working capital. The Committee believes that adjusted EBITDA and free cash flow are commonly used by our primary stockholder, noteholders and lenders with respect to the performance of fundamental business objectives, as well as measures our ability to meet future debt service, capital expenditures and working capital needs. The Committee has the discretion to decrease awards under the MIP even if incentive targets are achieved.

Potential payouts for adjusted EBITDA and free cash flow targets for 2007 ranged from 0% to 200% of the weighted target and for Individual Objective targets ranged from 0% to 200% of the weighted target. Individual Objectives targets allow each individual to be assessed based on performance relative to 2-3 goals and objectives that are linked to the performance of the overall organization.

Generally, target performance for a financial objective at 100% corresponded to the achievement of the 2007 Aleris business plan, and the Company expected that this target would be met at this level. The payout for 200% of target was achievable for performance significantly higher than the 2007 Aleris business plan, and the Company believed that these targets were aggressive but attainable. Similarly, target performance for an Individual Objective at 100% corresponded to achievements related to the 2007 Aleris business plan, that the Company expected could be met. The payout for 200% of an Individual Objective was achievable for achievements related to the 2007 Aleris business plan that were aggressive but attainable. The incentive targets set for 2007 for the named executive officers were weighted as follows for these goals:

Name	Aleris adjusted EBITDA (weighted %)	Aleris Free Cash Flow (weighted %)	Business Unit adjusted EBITDA (weighted %)	Business Unit Free Cash Flow (weighted %)	Individual Objectives (weighted %)
Steven J. Demetriou	50%	30%	—	—	20%
Michael D. Friday	50%	30%	—	—	20%
Sean M. Stack (1)	10%	10%	40%	20%	20%
Alfred Haszler (2)	10%	10%	40%	20%	20%
John J. Wasz (3)	10%	10%	40%	20%	20%

(1)	For 2007, Mr. Stack participated in the MIP as a member of the Aleris Europe Business Unit.
(2)	For 2007, Mr. Haszler participated in the MIP as a member of the Rolled and Extruded Products, Europe Business Unit.
(3)	For 2007, Mr. Wasz participated in the MIP as a member of the Rolled Products, North America Business Unit.

The attainment of incentive targets for 2007 for the named executive officers are as follows:

Name	Aleris adjusted EBITDA (target achieved)	Aleris Free Cash Flow (target achieved)	Business Unit adjusted EBITDA (target achieved)	Business Unit Free Cash Flow (target achieved)	Individual Objectives (target achieved)
Steven J. Demetriou	—	>200%	n/a	n/a	—
Michael D. Friday	—	>200%	n/a	n/a	—
Sean M. Stack (1)	—	>200%	—	>200%	—
Alfred Haszler (2)	—	>200%	—	147%	—
John J. Wasz (3)	—	>200%	—	>200%	—

(1)	For 2007, Mr. Stack participated in the MIP as a member of the Aleris Europe Business Unit.
(2)	For 2007, Mr. Haszler participated in the MIP as a member of the Rolled and Extruded Products, Europe Business Unit.
(3)	For 2007, Mr. Wasz participated in the MIP as a member of the Rolled Products, North America Business Unit.

In determining 2007 bonuses for Messrs. Demetriou, Stack, Haszler and Wasz, the Committee reviewed the Company’s overall performance and the achievement of the MIP incentive targets. It determined based on the decline in the Company’s business in 2007 that payouts awarded under the Aleris and Business Unit free cash flow targets under the MIP would be reduced to 50% for Messrs. Demetriou, Stack and Wasz, and 41.1% for Mr. Haszler. In considering the results, the Committee also determined that none of the named executive officers had achieved incentive targets based on individual objectives.

Retirement and Post-Employment Benefits

The Company offers its executive officers the same retirement benefits as other Aleris employees. In the United States, it also provides a program through which the named executive officers are restored to the base level of retirement contributions after Company and Internal Revenue Service (the “IRS”) limits have been met. Together, we believe these benefits are not competitive with similar executive retirement benefits paid by companies with whom Aleris competes.

Each of the named executive officers, other than Mr. Haszler, participated in the Aleris International, Inc. 401(k) Plan (the “401(k) Plan”) during 2007. Pursuant to the 401(k) Plan, the Company made a matching contribution of 100% of the first 3% of deferred income and a 50% matching contribution in 2008 for the next 2% of deferred income to the account of the named executive officer. The Company also made an age-based retirement contribution in 2008 for the 2007 plan year of 2% of eligible compensation for Messrs. Demetriou, Stack and Wasz, and 3% of eligible compensation for Mr. Friday. Under the 401(k) Plan, the Company may also make a discretionary contribution based on the Company’s profitability. However, in light of the Company’s financial performance, no discretionary contribution was made for the 2007 plan year.

Each of the named executive officers, other than Mr. Haszler, are also participants in the Commonwealth Industries, Inc. Cash Balance Plan (the “Cash Balance Plan”), which provided retirement benefits for former employees of Commonwealth Industries, Inc. Under the Cash Balance Plan, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based upon a percentage (determined based on the age and service) of the participant’s base salary plus bonus paid in the prior year. All balances in the account earn a fixed annual rate of interest, which is credited quarterly. The rate of interest is the lesser of the prior year’s average of the three-year U.S. Treasury securities or the rate on the thirty-year U.S. Treasury securities on November 1. In 2007, the interest rate was 3.83%. At retirement or other termination of employment, an amount equal to the vested balance then credited to the account is payable to the participant in the form of an immediate or deferred lump sum or as an annuity. Effective January 1, 2007, the Cash Balance Plan was frozen and no further contributions by the Company are being made under that Plan.

Mr. Haszler is entitled to certain pension benefits according to the regulations of Essener Verband, which association determines the terms of the pension plan an employee is eligible for, based upon certain fixed group amounts of compensation. While the Essener Verband provides a framework for pension benefits, no contributions are made to the Essener Verband itself. Any payments of pension benefits would be made directly from Aleris to Mr. Haszler. Under this program, Mr. Haszler is entitled to retirement, early retirement, disability, and survivor’s pension benefits in accordance with the formulas set by the Essener Verband. Generally, benefits accrue at 4% of the group amount per year, 30% during the first seven years of service to a maximum of 100% and provide for a normal retirement age of 65, with certain benefits available for earlier ages according to German law.

The named executive officers, other than Mr. Haszler, also participate in two nonqualified, unfunded, deferred compensation plans that benefit only a select group of United States management employees. The Benefit Restoration Plan is a nonqualified plan designed to work in conjunction with the 401(k) Plan. After the IRS contribution and benefit limits under the 401(k) Plan are attained each year, then a participant’s elected percentage of pre-tax and Company matching contributions are deposited into the Benefit Restoration Plan. The Company matching contributions include a “match” amount which is a maximum of 4% of the participant’s deferred compensation and an aged-based retirement contribution of up to 3% of the participant’s eligible compensation. In addition, the Company contributes to the participant’s account under this Plan the same percentage of pay as both the age-based retirement contribution and the discretionary contribution made under the 401(k) Plan less, as applicable, the related benefit provided under the 401(k) Plan.

The Company also has a Deferred Compensation Plan that permits a participant to defer receipt of his MIP bonus. None of the named executive officers participated in the Deferred Compensation Plan for 2007.

Both the Benefit Restoration Plan and the Deferred Compensation Plan use hypothetical accounts for each participant who elects to defer income. The participant selects investment funds from a broad range of options, which generally are the same funds available to 401(k) Plan participants. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. The normal form of payment is a lump sum, payable by election of the participant either at a specified date within two years of the deferral or at retirement or termination of employment. Installment distributions may be elected provided the participant complies with the election and timing rules of Internal Revenue Code Section 409A.

Perquisites

The Company intentionally provides limited perquisites to the named executive officers in the United States, including providing payment for financial advisory services and an annual medical examination, as well as a tax-gross up for the additional income tax liability as a result of receiving these benefits. Mr. Demetriou additionally receives a club membership for business use, a tax-gross up payment for this benefit, and supplemental life insurance policies. He reimburses the Company for any personal use of the club. The Company also makes indoor parking spaces available to certain executives at the Beachwood headquarters, including Messrs. Demetriou and Friday. These perquisites are less than typical both for entities with whom Aleris competes and in the general market for executives of industrial companies in the United States, especially in the case of the chief executive officer. Executives in Europe, including Messrs. Stack and Haszler, have a car provided by the Company.

Change in Control and Termination Arrangements

Each of the named executive officers, other than Mr. Haszler, is a party to an employment agreement executed on or about December 19, 2006. Under the terms of the employment agreements, the executive officers’ employment may be terminated at any time by either party, subject to certain notice provisions and severance obligations in the event of termination without cause or by the executive for good reason. The employment agreements also provide that until December 19, 2008, the applicable severance obligations are determined under the terms of the named executive officer’s 2005 Severance Agreements, which were each entered into on or about August 30, 2005, while Aleris was a public company. Therefore, the 2005 Severance Agreements are currently in effect and will continue to be in effect until terminated by their terms on December 18, 2008. Each employment agreement also obligates the executive to agree to not compete with the Company for a period of 18 months following his termination.

Pursuant to the 2005 Severance Agreements, the executive is entitled to certain severance payments in the event of a termination for any reason other than cause, death, disability or certain retirement events, or if the executive resigns with good reason (as each defined in the agreement) at any time during the term of the agreement, and certain other severance payments if the termination, under those same circumstances, occurred in the two years following a change in control event. Since the TPG Acquisition was a transaction that constituted a change in control event under the 2005 Severance Agreements, the severance payments tied to a termination in connection with a change in control are the applicable payments if one of the named executive officers (except Mr. Haszler) is terminated on or before December 18, 2008. As described in more detail in section entitled “Potential Payments Upon Termination or Change in Control,” below, these severance benefits generally include: (a) a payment of three times (for Mr. Demetriou) or two times (for Messrs. Friday, Wasz and Stack) the sum of his base salary and applicable target or actual bonus; (b) a pro-rata portion, based on the date of termination, of the applicable target bonus; (c) continued welfare benefits; and (d) reimbursement for any excise taxes applicable to the severance payments.

As noted, the 2005 Severance Agreements include a “double trigger” in the event of a change in control such that payments are not made automatically when a change in control occurs but rather only in the event of following certain types of terminations within the two-year window after the change in control event, which ties most of the severance payments to circumstances where an executive is involuntarily removed (either directly or indirectly as a result of adverse changes to his job responsibilities) from his position in connection with the change in control. When these agreements were executed, approximately a year and a half prior to the TPG Acquisition, it was determined by the Compensation Committee in place at the time that the protection of a “double-trigger” severance package was desirable to maintain continuity of management in the event of a change in control and provide protection to its executives against losing their jobs in that event. Further, it was determined at that time that the types of severance benefits provided in the agreement and the applicable formulas, for both the CEO and other executives, were competitive in the industry in which the Company competes. The possibility of severance payments being awarded to the named executive officers does not currently impact the decisions of the Committee regarding the named executive officers other elements of compensation. However, as described more fully below, based on the payment formula, the amount of the executive’s base salary and target bonus in the year of the executive’s termination will impact the amount of severance the executive may receive.

After December 19, 2008, Messrs. Demetriou, Stack and Wasz will be entitled to severance compensation under their employment agreements. These terms are not fully described here because the provisions are not currently in effect; however they generally provide in the case of termination by the Company without cause or by the named executive officer for good reason (as defined in the agreement), for a lump-sum payment equal to one and one-half times the named executive officer’s (two times, in the case of Mr. Demetriou) base and bonus amount.

Consideration of Sections 162(m) and 409A of the Code

Section 162(m) of the Internal Revenue Code disallows, in the case of a publicly held corporation, the corporation’s tax deduction for compensation paid to its chief executive officer and its named executive officers in excess of $1,000,000 per person. Performance-based compensation and certain other compensation are not subject to this deduction limitation. Following the TPG Acquisition, because the Company no longer has publicly held equity, the restrictions of Section 162(m) no longer apply. However, since achieving increased enterprise value creation remains an Aleris goal, the Committee has emphasized performance-based compensation as an important part of the named executive officers’ total compensation package. The company has taken steps to achieve compliance with Section 409A of the Code, and the applicable final regulations, within the allowable transition period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($) (3)		All Other Compensation ($) (4) (5)		Total ($)
Steven J. Demetriou Chairman and Chief Executive Officer	2007 2006	$1,000,000 855,192	$	— 400,000	$	— 146,059	$1,246,887 —	$500,000 1,912,500	$	— 9,707	$3,717,524 23,129,712		$6,464,411 26,453,170
Michael J. Friday Executive Vice President and CFO	2007 2006	$425,000 396,038		— 200,000		— 73,030	— —	— 681,375		— 13,550	899,607 6,165,211		1,324,607 7,529,204
Sean M. Stack Executive Vice President and President, Europe	2007 2006	331,250 281,250		— 200,000		— 43,818	311,723 —	150,000 511,875		— 7,147	1,389,065 3,434,932	(6)	2,182,038 4,479,022
Alfred J. Haszler Senior Vice President and President, Rolled and Extruded Products, Europe	2007	504,590		—		—	66,118	91,743		471,055	23,850		1,157,356
John J. Wasz Executive Vice President and President, Aleris Rolled Products-North America	2007 2006	400,000 385,519		— 50,000		— 65,330	311,723 —	150,000 644,346		— 9,725	861,405 8,157,085		1,723,128 9,312,005

(1)	Represents compensation cost recorded under SFAS No. 123(R) of options to purchase shares of Holdings stock granted in 2007, rather than an amount paid to or realized by the named executive officer. There is no assurance that the No. SFAS 123(R) amounts will ever be realized. See Note O to the consolidated financial statements for the assumptions made in determining SFAS 123(R) values.
(2)	MIP Bonus See “—2007 Base Salary and Cash Bonus Awards” above.
(3)	Represents entire change in value for Cash Balance Plan.
(4)	For 2007, includes the following payments for outstanding performance units that became payable in cash following the TPG Acquisition:

Officer	Consideration for ROCE- Vested Units and Acquisition Units	Consideration for Synergy Vested Units
Steven J. Demetriou	$2,167,008	$1,312,500
Michael D. Friday	529,549	262,500
Sean M. Stack	343,970	183,750
John J. Wasz	518,903	262,500

(5)	The Company provides limited perquisites to its executives. See “—Perquisites” above. The following table sets forth certain perquisites for 2007 for the named executive officers. Amounts set forth in the table below represent actual costs, other than for parking. A specified number of parking spaces are allocated to the Company in the lease for the Company’s Beachwood location. The table sets forth the costs that would have been paid by the named executive officer for the parking spaces. Tax gross up payments are made to the named executive officers for club membership, annual physicals and financial planning services. See “—Pension Benefits” below.

Officer	Annual Physical	Financial Planning	Supplemental Insurance	Parking	Automobile	Club Membership	Tax Gross Up Payments for Perquisites	401(k) Match	401(k) Retirement Contribution
Steven J. Demetriou	$3,971	$9,743	$17,557	$1,020	—	$10,998	$19,774	$9,000	$4,500
Michael D. Friday	6,533	9,587	—	1,020	—	—	12,899	9,000	6,750
Sean M. Stack	—	9,453	—	85	22,503	—	475,485	9,000	4,500
Alfred Haszler	—	—	—	—	23,850	—
John J. Wasz	9,052	11,042	—	—	—	—	16,210	9,000	4,500

(6)	For 2007, Mr. Stack was an expatriate assignment at the Company’s European Headquarters outside of Zurich, Switzerland. Pursuant to the Company’s expatriate program, Mr. Stack received $299,557 in benefits, including a cost of living adjustment payment of $31,673, and an expatriate premium payment of $33,137. He also received certain expatriate perquisites, including payment of $22,380 moving expenses for his family’s personal goods, $80,044 lease payments for his residence in Switzerland, $71,770 school registration and tuition fees for his children, and $23,235 aggregate travel expenses for home leave for his wife and children.
(7)	To convert compensation values to US$, the monthly conversion rate, as determined by the monthly foreign currency translation rates used by Aleris Finance, were applied to each payment.

Grant of Plan Based Awards

The following table provides information concerning outstanding non-equity incentive plan awards at the end of the most recently completed fiscal year for each of the named executive officers. Our non-equity incentive plan is the MIP. Actual payments under the MIP are discussed above under “—2007 Base Salary and Cash Bonus Awards” and included in the Summary Compensation Table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Threshold	Target	Maximum
Steven J. Demetriou	$—	$1,000,000	$2,000,000	202,258	100	February 1, 2007
Michael D. Friday	—	318,750	637,500	48,157	100	February 1, 2007
Sean M. Stack	—	300,000	600,000	48,157	100	February 1, 2007
Alfred Haszler*	—	201,836	403,672	11,000	100	February 16, 2007
John J. Wasz	—	300,000	600,000	48,157	100	February 1, 2007

*	To convert compensation values to US$, the monthly conversion rate, as determined by the monthly foreign currency translation rates used by Aleris finance, were applied to the MIP payment.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information concerning outstanding equity awards for purchase of shares of Holdings at the end of the most recently completed fiscal year for each of the named executive officers.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date
Steven J. Demetriou	24,271	97,084	80,903	$100	02/01/2017
Michael D. Friday	5,778	23,116	19,263	$100	02/01/2017
Sean M. Stack	5,778	23,116	19,263	$100	02/01/2017
Alfred Haszler	0	6,600	4,400	$100	02/16/2017
John J. Wasz	5,778	23,116	19,263	$100	02/01/2017

Pension Benefits

The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes tax-qualified defined benefit plans and supplemental executive retirement plans, but does not include defined contribution plans (whether tax qualified or not). The Cash Balance Plan and the Essener Verband is discussed above under “—Retirement and Post-Employment Benefits.”

Values reflect the actuarial present value of the named executive officer’s accumulated benefit under the retirement plans, computed as of December 31, 2007. In making such calculation, we assumed that the retirement age will be the normal retirement age as defined in the Plan, or if not so defined, the earliest time at which a participant may retire under the Plan without any benefit reduction due to age. See Note M to our audited consolidated financial statements for assumptions used in calculating these benefits. The present value of accumulated benefits decreased by $4,158 for Mr. Demetriou, by $1,746 for Mr. Friday, by $4,907 for Mr. Stack and by $29,821 for Mr. Wasz for the year ended December 31, 2007

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Steven J. Demetriou	Cash Balance Plan	2.6	$24,475
Michael D. Friday	Cash Balance Plan	2.6	37,038
Sean M. Stack	Cash Balance Plan	2.6	14,132
Alfred Haszler	Essener Verband	25.0	2,460,031
John J. Wasz	Cash Balance Plan	21.5	141,488

Nonqualified Deferred Compensation

The following table provides information with respect to the Benefit Restoration Plan (the “BRP”) and the Deferred Compensation Plan (the “DCP”). The amounts shown include compensation earned and deferred in prior years, and earnings on, or distributions of, such amounts. Executive contributions are included in the Summary Compensation Table.

Name	Executive $ Contributions in Last FY (1)	Registrant $ Contributions in Last FY		Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate $ Balance at Last FYE
Steven J. Demetriou
BRP	$134,063	$167,517	*	$8,458	—	$310,038
Michael D. Friday
BRP	44,944	46,749	*	293	—	91,986
Sean M. Stack
BRP	31,583	31,742	*	1,373	—	64,698
Alfred Haszler	—	—		—	—	—
John J. Wasz
BRP	41,795	51,057	*	2,118	—	94,970

*	Includes the 2007 401(k) Match and the 2006 Company True-Up Contribution deposited in 2007. Does not include 2007 retirement contribution to be deposited in 2008.

Potential Payments Upon Termination or Change in Control

As discussed in the Compensation Discussion and Analysis, the named executive officers (except Mr. Haszler) are eligible for severance benefits under the 2005 Severance Agreements, which provide, in relevant part, for severance payments as described below if the officer’s employment is terminated by Aleris during a two-year period following a change in control event for any reason other than for cause, death, disability or certain retirement events, or if the officer resigns for good reason (as defined in the Severance Agreements). Under the Severance Agreements, since the TPG Acquisition, a change in control that occurred on December 19, 2006, if a named executive officer (except Mr. Haszler) is terminated for a reason considered a “non-qualifying termination,” such as a termination for cause, death, disability, certain retirement events or resigns without having what is considered “good reason,” then the named executive officer receives no severance payments. However, if the named executive officer is terminated for any reason other than as a result of “non-qualifying termination” (including any reason other than for cause, death, disability or certain retirement events, or if the named executive officer resigns for good reason) on or before December 18, 2008, he will be entitled to severance compensation as follows:

•

A lump sum payment in an amount equal to three times (for Mr. Demetriou) or two times (for Messrs. Friday, Wasz, and Stack) the sum of his base salary (at the highest rate in effect for any period within the past twelve months prior to his termination date) plus the highest of: (1) the target bonus for the 2006 fiscal year (the year in which the change in control occurred), (2) the target bonus for the fiscal year in which the termination occurs, or (3) the highest bonus earned by him in fiscal years 2003, 2004, or 2005 (the three fiscal years prior to the change in control);

•

A lump sum payment of a pro-rata portion of the annual bonus pay (based on the greater of: (1) the target bonus for 2006 fiscal year (the fiscal year in which a change in control occurred), and (2) the target bonus for the fiscal year in which the termination occurs) and any compensation previously deferred by the officer under any nonqualified plan;

•	Continued welfare benefits for three years (for Mr. Demetriou) or two years (for Messrs. Friday, Wasz, and Stack) following his termination date; and

•

Reimbursement for any excise tax liability imposed by Section 4999 of the Internal Revenue Code, or any interest or penalties incurred with respect to such excise tax in an amount such that after payment by the respective officer of all taxes, that officer retains an amount equal to the amount of the excise tax.

The following table quantifies the potential payments as described above, assuming a termination date of December 31, 2007.

	Payments after CIC in event of “Nonqualifying Terminations”			Payments after CIC for reason other than “Nonqualifiying Termination”
Named Executive Officer	By the Company for Cause	By Executive for reason other than Good Reason	Death, Disability, Retirement	Base and Bonus with Multiplier	Target Bonus	Assumed Annual Value of Continued Benefits with Multiplier	Reimbursement of Tax	Total Potential Payment
Steven J. Demetriou	—	—	—	7,080,000	1,000,000	18,000	6,816,292	14,914,292
Sean M. Stack	—	—	—	1,255,000	300,000	12,000	1,102,445	2,669,445
John J. Wasz	—	—	—	1,688,000	288,750	12,000	1,305,818	3,294,568
Alfred Haszler	—	—	—	—	—	—	—	—

Reimbursement of Tax takes into account that payments with respect to accelerated equity awards that were made 12/19/06 and payments under the 2005 Severance Agreements as a result of hypothetical termination on 12/31/07 are both considered contingent on the 12/19/06 change in control under Regulations to Section 280G of the Code; therefore, the reimbursement of tax amount represents an estimated gross-up payment that may be due based on the total value of the equity acceleration that occurred and the severance payments without taking into consideration any value attributable to the non-compete agreement to which the named executive officer would be subject, which may reduce the amount of the reimbursement because the amount of the underlying excise tax may be reduced.

The table does not include the value of any equity award payments that were triggered by the change in control and paid to the named executive officers as part of the TPG Acquisition, since these payments were actually made in 2006 and previously reported in the appropriate named executive officer’s compensation in the Summary Compensation Table in the Form 10-K for the year ended December 31, 2006. However, as described in the footnote to the table above, the value of these equity award cash-out payments was considered for the purpose of calculating any potential tax gross-up payment that would be due to the executive in the event a termination had occurred on December 31, 2007.

With respect to Mr. Friday, payments under his employment agreement were made in January 2008. These amounts represent the following:

•	$850,000, two times his highest base rate of salary in 2007;

•	$956,250, two times his 2005 bonus (the highest applicable target or actual bonus amount); and

•	$318,750, a payment representing his target bonus for 2007.

Mr. Friday is also entitled to continued welfare benefits for two years. No excise tax payments were implicated and thus no gross-up payment was made to Mr. Friday.

Director Compensation (1)

Name	Fees Earned or paid in Cash	Option Awards ($)	Total
Kelvin Davis (2)	—	—	—
Michael MacDougal (2)	—	—	—
Jonathan Garfinkel (2)	—	—	—
Dale V. Kesler (3)(4)	58,000	15,300	73,300
Paul E. Lego (3)(4)	48,000	15,300	63,300

(1)	Mr. Demetriou, Chairman and Chief Executive Officer, does not receive compensation as a Director of the Company.
(2)	Messrs. Davis, MacDougal and Garfinkel do not receive compensation as Directors of the Company.
(3)	Each of Messrs. Kesler and Lego receive an annual retainer of $40,000. Mr. Kesler receives an annual fee of $10,000 for service as Chair of the Audit Committee. Each of Messrs. Kesler and Lego receive $2,000 for each full Board of Directors Meeting attended in person.
(4)	Each of Messrs. Kesler and Lego were granted 1,500 options to purchase stock of Aurora on February 16, 2007 at $100.00 per share

Compensation Committee Report for the Year Ended December 31, 2007

The Compensation Committee oversees the Company’s compensation program on behalf of the Company’s Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussion referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K that will be filed with the SEC.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Holdings owns 100% of our common stock. The following table sets forth information with respect to the ownership of Holdings as of March 28, 2008 for:

•	each person who owns beneficially more than a 5% equity interest in Holdings;

•	each member of our Board of Directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Name and Address of Owner (1)	Number of Shares Beneficially Owned(2)	Shares subject to Exercisable Options	Percentage Owned
Aurora Acquisition Holdings, LLC	8,324,500		97.94%
Affiliates of TPG (3)	8,324,500		97.94%
Kelvin Davis (4)	8,324,500		97.94%
Michael MacDougall (4)	8,324,500		97.94%
Jonathan Garfinkel (4)	—	—	*
Paul E. Lego	5,500	500	*
Dale V. Kesler	3,000	500	*
Steven J. Demetriou (5)	64,271	24,271	*
Sean M. Stack	17,778	5,778	*
John J. Wasz	23,778	5,778	*
Christopher R. Clegg	16,000	4,000	*
Alfred Haszler	1,820	1,320	*
Joseph M. Mallak	—	—	*
K. Alan Dick	5,400	2,400	*
Scott A. McKinley	4,600	2,100	*
All executive officers and directors as a group (13 persons)(6)	142,147	46,647	1.66%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed is c/o Aleris International, Inc., 25825 Science Park Drive, Suite 400, Beachwood, Ohio 44122-7392.
(2)	Percentage of class beneficially owned is based on 8,500,000 shares of common stock outstanding as of March 1, 2008, together with the applicable options to purchase shares of common stock for each stockholder exercisable on March 1, 2008 or within 60 days thereafter. Shares of common stock issuable upon the exercise of options currently exercisable or exercisable 60 days after March 1, 2008 (set forth for each individual in the column labeled Shares Subject to Exercisable Options) are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has voting or investment power.
(3)	Includes the 8,324,500 shares of common stock owned by Aurora Acquisition Holdings, LLC over which TPG Partners IV, Inc. and TPG Partners V, Inc. (the “TPG Entities”) may be deemed, as a result of their ownership of approximately 97.94% of Aurora Acquisition Holdings, LLC’s total outstanding units and certain provisions under the Aurora Acquisition Holdings, LLC operating agreement, to have shared voting or dispositive power. By virtue of their position in relation to the TPG Entities, Messrs. Davis and MacDougall may be deemed to have investment powers and beneficial ownership with respect to the securities described herein. Each of Messrs. Davis and MacDougall disclaims beneficial ownership of such shares of common stock. Mr. Garfinkel has no voting or dispositive power over any of the shares of common stock that may be deemed beneficially owned by TPG. The address of Messrs. Davis, MacDougall and Garfinkel and TPG Partners IV, Inc. and TPG Partners V, Inc. is c/o Texas Pacific Group, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
(4)	Mr. Davis (as a Senior Partner of TPG), Mr. MacDougall, (as a Partner of TPG), and Mr. Garfinkel (an employee of TPG), each may be deemed to beneficially own all of the shares of common stock owned by the TPG Entities. Each of Messrs. Davis, MacDougall and Garfinkel disclaims beneficial ownership of these shares of common stock. Mr. Garfinkel has no voting or dispositive power over any of the shares of common stock that may be deemed beneficially owned by TPG.

(5)	Mr. Demetriou owns approximately 1.11% of Aurora Acquisition Holdings, LLC’s total outstanding units but has no voting rights with respect to such units.
(6)	Excludes shares of common stock that may be deemed beneficially owned by Messrs. Davis and MacDougall.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Services Agreement

Following the Acquisition, the Company entered into a management services agreement (the “Management Services Agreement”) with affiliates of TPG pursuant to which affiliates of TPG received a transaction fee of $45.2 million in cash in connection with the Acquisition. In addition, pursuant to the Management Services Agreement, and in exchange for consulting and management advisory services that will be provided to the Company by TPG and its affiliates, affiliates of TPG will receive an aggregate management fee equal to $9.1 million per annum; provided that in the event TPG or any of its affiliates increases its equity contribution to the Company, the management fee will be increased proportionately to reflect such increased equity commitment. The Management Services Agreement also provides that affiliates of TPG will receive a success fee equal to up to four times the management fee in effect at such time in connection with certain sales or an initial public offering as well as fees in connection with certain financing, acquisition or disposition transactions. An affiliate of TPG will advise the Company in connection with financing, acquisition, disposition and change of control transactions involving the Company or any of its direct or indirect subsidiaries, and the Company will pay to the affiliate of TPG an aggregate fee in connection with any such transaction equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions, such fee to be due and payable for the foregoing services at the closing of any such transaction. Affiliates of TPG will also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with providing services pursuant to the Management Services Agreement.

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

Director Independence

The Company is a privately held corporation. Although our board has not made a formal determination on the matter, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, we believe that Messrs. Kesler and Lego would each be considered an independent director, including as a member of our Audit Committee. Under current New York Stock Exchange listing standards, Mr. Demetriou would not be considered independent under any general listing standards or those applicable to any particular committee due to his employment relationship with us, and Messrs. Davis, MacDougall and Garfinkel may not be considered independent under any general listing standards or those applicable to any particular committee, due to their relationship with TPG, our largest indirect stockholder. As TPG owns indirectly approximately 97.94% of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a corporate governance and compensation committee composed of a majority of independent directors.

Other Relationships

Related-Party Transactions

Transactions with our directors, executive officers, principal stockholders or affiliates must be at terms that are no less than favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors. In 2007, a subsidiary of the Company hired the son of John Wasz, one of our executive officers, for a summer internship. The board approved the transaction, but such approval was not obtained in advance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP has billed us aggregate fees of approximately $5.5 million for professional services rendered for the year ended December 31, 2007. Fees for services by Ernst & Young LLP billed in the year ended December 31, 2006 were approximately $5.3 million.

In addition to retaining Ernst & Young LLP to audit our consolidated financial statements for 2007, Aleris retained Ernst & Young LLP to provide certain other auditing and advisory services in 2007. We understand the need for Ernst & Young LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Ernst & Young LLP, our Audit Committee has restricted the non-audit services that Ernst & Young LLP may provide to us primarily for tax services and merger and acquisition-related due diligence and audit services, and has determined that we would obtain these non-audit services from Ernst & Young LLP only when the services offered by Ernst & Young LLP are more effective or economical than services available from other service providers.

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

The aggregate fees billed for professional services by Ernst & Young LLP in 2007 and 2006 for these various services were:

Type of Fees	2007	2006
	($ in thousands)
Audit Fees	$5,279	$5,152
Audit-Related Fees	232	133
Tax Fees	13	36
All Other Fees	—	—

Total	$5,524	$5,321

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees the Company paid Ernst & Young LLP for professional services for the audit of Aleris’s consolidated financial statements included in its annual report, the audit of our internal control over financial reporting and the review of our quarterly financial statements included in our Form 10-Qs, as well as for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements, including foreign statutory audits and procedures related to the Company’s debt offering in 2006 and anticipated debt offering in 2007. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of Aleris’s financial statements and primarily consist of the audits of the Company’s various benefit plans; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories, none of which were incurred in 2006 or 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

Aleris International, Inc.

By:	/s/ Joseph M. Mallak
Joseph M. Mallak Senior Vice President, Finance, Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Demetriou Steven J. Demetriou	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Sean M. Stack Sean M. Stack	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ Joseph M. Mallak Joseph M. Mallak	Senior Vice President, Finance, Chief Accounting Officer and Controller	March 31, 2008

/s/ Kelvin Davis Kelvin Davis	Director	March 31, 2008

/s/ Michael MacDougall Michael MacDougall	Director	March 31, 2008

/s/ Jonathan Garfinkel Jonathan Garfinkel	Director	March 31, 2008

/s/ Paul E. Lego Paul E. Lego	Director	March 31, 2008

/s/ Dale V. Kesler Dale V. Kesler	Director	March 31, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of June 16, 2004, by and among the Company (formerly IMCO Recycling Inc.), Silver Fox Acquisition Company and Commonwealth Industries, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 2004 and incorporated herein by reference.

2.2*	Agreement and Plan of Merger, dated as of September 7, 2005, by and among the Company and ALSCO Holdings, Inc., Sun ALSCO, LLC and ALSCO Acquisition Corp. filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated herein by reference.

2.3*	Asset Purchase Agreement, dated November 7, 2005, by and among the Company and Ormet Corporation, Ormet Aluminum Mill Products Corporation and Specialty Blanks, Inc., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and incorporated herein by reference.

2.4*	Share Purchase Agreement, dated May 23, 2006, between the Company and Corus Group plc to purchase all of the share capital of Hylite BV, Corus Aluminum Rolled Products BV, Corus Aluminum NV, Corus Aluminum GmbH, Corus Aluminum Corporation and Hoogovens Aluminum Europe Inc., and their respective subsidiaries, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2006 and incorporated herein by reference.

2.5*	Securities Purchase Agreement, dated May 23, 2006, by and among the Company, Corus Group plc and Societe generale de financement du Quebec to purchase the limited partnership interests in Corus LP from Corus Group plc and Societe generale de financement du Quebec and the shares which they respectively hold in Corus Aluminium Inc., Corus LP’s general partner, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2006 and incorporated herein by reference.

2.6*	Agreement and Plan of Merger, dated as of July 3, 2007, by and among Aurora Acquisition Holdings, Inc., Aurora Acquisition Merger Sub, Inc and the Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 7, 2006 and incorporated herein by reference.

2.7	Agreement and Plan of Merger, dated as of July 3, 2007, by and among the Company, Connell Limited Partnership, Connell Investment Partnership and Connell IP, Inc.

2.8*	Stock Purchase Agreement, dated as of November 19, 2007, by and among Aleris International, Inc., Aleris Recycling (German Works) GmbH, Votorantim Metais North America, Inc. and Azben Holdings GmbH, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 23, 2007 and incorporated herein by reference.

3.1*	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 22, 2006 and incorporated herein by reference.

3.2*	Amended and Restated By-laws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 22, 2006, and subsequently amended as reported in the Company’s Current Report on Form 8-K dated February 27, 2007, each incorporated herein by reference.

4.1*	Senior Indenture, dated as of December 19, 2006, by and among Aurora Acquisition Merger Sub, Inc. to be merged with and into the Company, the subsidiary guarantors named therein, and LaSalle Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Description

4.2*	Senior Subordinated Indenture, dated as of December 19, 2006, by and among Aurora Acquisition Merger Sub, Inc. to be merged with and into the Company, the subsidiary guarantors named therein, and LaSalle Bank National Association, as trustee, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

4.3*	Senior Indenture, dated as of September 11, 2007, by and among Aleris International Inc., the subsidiary guarantors named therein and LaSalle Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

4.4*	Form of 9%/9 3/4% Senior Notes due 2014, included in Exhibit 4.1, to the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

4.5*	Form of 10% Senior Subordinated Notes due 2016, included in Exhibit 4.2 to the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

4.6*	Form of 9% Senior Notes due 2014, included in Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

4.7*	Registration Rights Agreement, dated as of December 19, 2006, by and among Aurora Acquisition Merger Sub, Inc., the Company, the subsidiary guarantors named therein, and Deutsche Bank Securities Inc., Goldman, Sachs & Co., KeyBanc Capital Markets, a Division of McDonald Investments Inc. and PNC Capital Markets LLC, as Initial Purchasers, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

4.8*	Registration Rights Agreement, dated as of September 11, 2007, by and among Aleris International, Inc., the subsidiary guarantors named therein and Deutsche Bank Securities Inc., as Initial Purchaser, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

10.1*	Amended and Restated Credit Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.2*	Amended and Restated Term Loan Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and PNC Bank, National Association, National City Business Credit, Inc. and Key Bank National Association, as co-documentation agents, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.3*	First Amendment to the Amended and Restated Term Loan Agreement, dated as of March 16, 2007, by and among the Company and certain of its subsidiaries, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and PNC Bank, National Association, National City Business Credit, Inc.

Exhibit Number	Description

and Key Bank National Association, as co-documentation agents, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.4*	Amended and Restated U.S. Security Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc., certain of its subsidiaries, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Credit Agreement, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.5*	Amended and Restated U.S. Pledge Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc. and certain of its subsidiaries, each as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Credit Agreement, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.6*	Amended and Restated U.S. Subsidiaries Guaranty, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among certain subsidiaries of Aleris International, Inc., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, relating to the Amended and Restated Credit Agreement, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.7*	Amended and Restated U.S. Security Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc., certain of its subsidiaries, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Term Loan Agreement, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.8*	Amended and Restated U.S. Pledge Agreement, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among Aleris International, Inc. and certain of its subsidiaries, each as pledgors, and Deutsche Bank AG New York Branch, as collateral agent, relating to the Amended and Restated Term Loan Agreement, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.9*	Amended and Restated U.S. Subsidiaries Guaranty, dated as of August 1, 2006 and amended and restated as of December 19, 2006, among certain subsidiaries of Aleris International, Inc., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, relating to the Amended and Restated Term Loan Agreement, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.10	Intentionally Deleted.

10.11*†	Aleris International, Inc. 2004 Annual Incentive Compensation Plan dated November 4, 2004, filed as Annex G to the Prospectus contained in the Company’s Registration Statement on form S-4/A dated November 4, 2004 and incorporated herein by reference.

10.12*	Commonwealth Aluminum Lewisport, LLC Hourly 401(k) Plan, as amended and restated, effective as of January 1, 1997, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated December 9, 2004 and incorporated herein by reference.

10.13*†	Commonwealth Industries, Inc. Cash Balance Plan as amended and restated, effective as of January 1, 1997, filed as Exhibit 10.3 to Commonwealth Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

Exhibit Number	Description

10.14*†	Aleris International, Inc. Retirement Benefit Restoration Plan effective as of January 1, 2005, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

10.15*†	Aleris International, Inc. Deferred Compensation Plan effective as of June 15, 2005, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

10.16*†	Management Services Agreement between Corus Aluminum Walzprodukte GmbH and Mr. Alfred Haszler, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

10.17*†	Prolongation Letter for Mr. Alfred Haszler dated June 9, 2006, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

10.18*	Management Services Agreement, dated as of December 18, 2006, by and among Aurora Acquisition Merger Sub, Inc., Aurora Acquisition Holdings, Inc., and TPG GenPar IV, L.P. and TPG GenPar V, L.P, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.19*	Management Stockholders Agreement, dated as of December 19, 2006, by and among the Company, Aurora Acquisition Holdings, Inc. and the other parties signatory thereto, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.20*†	Form of Severance Agreement between the Company and entered into on August 30, 2005 by each of Steven J. Demetriou, John J. Wasz, Christopher R. Clegg, and Sean M. Stack, said form filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 30, 2005 and incorporated herein by reference.

10.21*†	Employment Agreement, dated as of December 19, 2006, between the Company and Steven J. Demetriou filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.22	Intentionally Deleted.

10.23*†	Employment Agreement, dated as of December 19, 2006, between the Company and John J. Wasz filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.24*†	Employment Agreement, dated as of December 19, 2006, between the Company and Sean M. Stack filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.25*†	Employment Agreement, dated as of December 19, 2006, between the Company and Christopher R. Clegg filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.26*†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Steven J. Demetriou filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.27	Intentionally Deleted.

10.28*†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and John J. Wasz filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Description

10.29*†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Sean M. Stack filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.30*†	Rollover Agreement, dated as of December 15, 2006, between Aurora Acquisition Holdings, Inc. and Christopher R. Clegg filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.31*	Guarantee Agreement, dated as of November 19, 2007, by and among Aleris International, Inc., Aleris Recycling (German Works) GmbH and Votorantim Metais Ltda, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2007 and incorporated herein by reference.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

18.1*	Letter Regarding Change in Accounting Principle, filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.

21.1	Subsidiaries of Aleris International, Inc. as of March 15, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350.

* Previously filed.

† Management contract or compensatory plan or arrangement.