Form 10-Q
period 2008-03-31
Aleris International, Inc.
filed 2008-05-15
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2008, there were 900 shares of the registrant’s common stock outstanding.

ALERIS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$88.6	$109.9
Accounts receivable (net of allowances of $16.8 and $11.1 at March 31, 2008 and December 31, 2007)	791.0	668.0
Inventories	941.4	839.7
Deferred income taxes	40.4	41.6
Derivative financial instruments	59.9	30.6
Prepaid expenses and other current assets	52.9	40.6
Assets of discontinued operations - current	—	254.1

Total Current Assets	1,974.2	1,984.5
Property, plant and equipment, net	1,502.9	1,423.5
Goodwill	1,223.5	1,219.1
Intangible assets, net	326.0	329.9
Derivative financial instruments	83.2	56.4
Deferred income taxes	12.9	10.8
Other assets	94.3	96.3

Total Assets	$5,217.0	$5,120.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$666.3	$687.4
Accrued liabilities	329.8	226.0
Deferred income taxes	27.5	25.2
Current maturities of long-term debt	21.3	20.6
Liabilities of discontinued operations - current	—	67.5

Total Current Liabilities	1,044.9	1,026.7
Long-term debt	2,760.6	2,743.7
Deferred income taxes	179.7	177.3
Accrued pension benefits	156.3	155.8
Accrued postretirement benefits	54.6	52.5
Other long-term liabilities	127.9	113.8
Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued	—	—
Common stock; par value $.01; 900 shares authorized and issued	—	—
Additional paid-in capital	853.8	852.6
Retained deficit	(126.6)	(129.0)
Accumulated other comprehensive income	165.8	127.1

Total Stockholder’s Equity	893.0	850.7

	$5,217.0	$5,120.5

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions)

	For the three months ended March 31,
	2008	2007
Revenues	$1,560.5	$1,456.5
Cost of sales	1,457.1	1,386.3

Gross profit	103.4	70.2
Selling, general and administrative expense	76.6	65.8
Restructuring and other charges	9.5	7.2
Gains on derivative financial instruments	(39.3)	(6.7)

Operating income	56.6	3.9
Interest expense	57.6	50.5
Interest income	(0.8)	(0.7)
Other (income) expense, net	(3.0)	0.9

Income (loss) from continuing operations before provision for income taxes and minority interests	2.8	(46.8)
Provision for (benefit from) income taxes	2.0	(2.6)

Income (loss) from continuing operations before minority interests	0.8	(44.2)
Minority interests, net of provision for income taxes	0.2	0.2

Income (loss) from continuing operations	0.6	(44.4)
Income (loss) from discontinued operations, net of tax	3.7	(8.7)

Net income (loss)	$4.3	$(53.1)

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	For the three months ended March 31,
	2008	2007
Operating activities
Net income (loss)	$4.3	$(53.1)
Less: Income (loss) from discontinued operations	3.7	(8.7)

Income (loss) from continuing operations	0.6	(44.4)
Depreciation and amortization	57.0	39.6
Provision for (benefit from) deferred income taxes	3.1	(0.7)
Restructuring and other charges:
Charges	9.5	7.2
Payments	(4.2)	(6.1)
Stock-based compensation expense	1.0	0.7
Unrealized gains on derivative financial instruments	(55.6)	(2.0)
Charges related to fair value of inventory in purchase accounting	0.3	43.1
Other non-cash charges	2.8	3.0
Change in operating assets and liabilities	(190.3)	(41.0)

Net cash used by operating activities of continuing operations	(175.8)	(0.6)
Investing activities
Acquisition of Aleris International, Inc.	—	(7.4)
Sale of Zinc Business	275.9	—
Purchase of businesses, net of cash acquired	(19.4)	—
Payments for property, plant and equipment	(44.1)	(42.8)
Other	1.4	0.1

Net cash provided (used) by investing activities of continuing operations	213.8	(50.1)
Financing activities
Net (payments on) proceeds from long-term revolving credit facilities	(24.5)	7.7
Payments on long-term debt	(6.7)	—
Other	(1.9)	0.1

Net cash (used) provided by financing activities of continuing operations	(33.1)	7.8
Effect of exchange rate differences on cash and cash equivalents	(3.7)	1.4

Cash flows provided (used) by continuing operations	1.2	(41.5)
Cash flows of discontinued operations:
Operating cash flows	(22.5)	3.2
Investing cash flows	—	(1.9)
Cash and cash equivalents at beginning of period	109.9	126.1

Cash and cash equivalents at end of period	$88.6	$85.9

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2008

(amounts in millions, except share and per share data)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. On January 11, 2008, we sold all the outstanding shares of capital stock of each of U.S. Zinc Corporation, Interamerican Zinc, Inc., and Aleris Asia Pacific Zinc (Barbados) Ltd. together with their wholly owned subsidiaries, (the “Zinc Business”). As a result, the Zinc Business has been reported as a discontinued operation. This is more fully described in Note D. Unless otherwise indicated, amounts in the notes to the consolidated financial statements refer to continuing operations. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year’s amounts to conform to current year’s presentation.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Positions (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, has not had an impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair market measurement.

SFAS No. 157 also nullifies the guidance in Emerging Issues Task Force (“EITF”) 02-3, which required the deferral of profit at inception of a transaction involving derivative financial instruments in the absence of observable data supporting the valuation technique and requires consideration of credit-worthiness when valuing liabilities.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for, at fair value on a recurring basis as of March 31, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	Total fair value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives Assets	$143.1	$0.4	$142.7	$—
Derivatives Liabilities	(54.9)	—	(54.9)	—

Net Derivative Assets	$88.2	$0.4	$87.8	$—

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of aluminum products as well as certain alloys used in our production processes, interest rates, natural gas, and foreign currency contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities —including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company did not adopt the optional provisions of this statement.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” (“SFAS No. 160”) This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. The Company has not yet determined the impact of adoption on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative instruments and Hedging Activities” (“SFAS No. 133”), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on the results of operations or financial position.

B. ACQUISITIONS

2008 Acquisitions

We completed the acquisitions of A.E., Inc (“A.E.”) and H.T. Aluminum Specialties, Inc. (“H.T.”) in the first quarter of 2008 for an aggregate cash purchase price of $19.4, including acquisition related expenses. The purchase price allocations associated with these acquisitions are preliminary, and the final determination of required purchase accounting adjustments will be made upon the determination of the fair value of certain acquired assets and liabilities, and the completion of integration plans. The results of operations of the acquired businesses are included in the results of operations of the Global Rolled and Extruded Products and Global Recycling reportable segments, respectively, since the date of acquisition. Pro forma information has not been presented for these acquisitions as the impact to the consolidated financial statements is not material.

2007 Acquisitions

In September 2007, we acquired Wabash Alloys (“Wabash”) for a cash purchase price of $164.3, including acquisition related expenses of $4.4. Wabash produces aluminum casting alloys and molten metal at its seven facilities in the United States, Canada and Mexico. The purchase price paid was funded through additional indebtedness as discussed in Note F. The acquisition of Wabash, which is included within our Global Recycling segment, is expected to provide opportunities to broaden our customer base and optimize processing capabilities within our specification alloy operations.

The consolidated financial statements include the results of Wabash from the date of acquisition. As a part of the integration of the Wabash facilities, we consolidated the operations of our Monterrey, Mexico, Dickson and Shelbyville, Tennessee, and Guelph, Ontario facilities. The purchase price paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is preliminary, and the final determination of required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of integration plans, and the finalization of the related deferred tax assets and liabilities. The resulting goodwill is not deductible for tax purposes.

The following table presents the preliminary allocation of the purchase price related to the Wabash acquisition:

Current assets	$135.4
Property plant and equipment	82.2
Goodwill	45.5
Intangible assets	18.1
Current liabilities	(100.5)
Long-term liabilities	(16.4)

Cash paid	$164.3
Less: cash acquired	(5.6)

Cash paid, net of cash acquired	$158.7

We also completed the acquisitions of EKCO Products and Alumox Holding AS in 2007 for an aggregate cash purchase price of $50.8, including acquisition related expenses. The purchase price allocations associated with these acquisitions are preliminary, and the final determination of required purchase accounting adjustments will be made upon the determination of the fair value of certain acquired assets and liabilities, and the completion of integration plans. The results of operations of the acquired businesses are included in the results of operations of the Global Rolled and Extruded Products and Global Recycling reportable segments, respectively, since the date of acquisition.

C. RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2008, we recorded restructuring and other charges totaling approximately $9.5, of which approximately $4.2 was non-cash related and approximately $5.3 was cash related. The charges primarily resulted from the following activities:

We completed the planned closure of our Toronto, Canada coil coating facility and announced our plans to permanently close the Bedford, Ohio coil coating facility within the Global Rolled and Extruded Products segment. Additionally, we temporarily idled the majority of production at our Richmond, Virginia rolling mill and announced the closure of our ALSCO divisional headquarters in Raleigh, North Carolina. Production at these facilities will be transferred to other Aleris facilities in North America. As a result, we recorded employee severance and other closure costs of approximately $4.7 in the first quarter of 2008.

We recorded non-cash asset impairment charges of approximately $4.2 primarily related to the planned shutdown of our Shelbyville, Tennessee specification alloy operations within our Global Recycling segment. Production at this facility will be transferred to other Aleris facilities. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. The total amount expected to be incurred in connection with the Shelbyville shutdown is $7.5.

We recorded cash restructuring charges within the Global Recycling segment of approximately $0.4. These costs included the costs to move assets from closed facilities to other facilities, severance costs for involuntary terminations resulting from certain headcount reduction initiatives and contract cancellation costs associated with certain plant closures.

The following table presents the activity and the reserve balances related to these restructuring programs for the three months ended March 31, 2008:

For the three months ended March 31, 2008	Employee severance and benefit costs	Asset Impairments	Exit Costs	Other	Total
Balance at December 31, 2007	$16.7	$—	$3.0	$—	$19.7
Charges recorded in the statement of operations	4.7	4.2	0.5	0.1	9.5
Cash payments	(5.3)	—	(1.6)	—	(6.9)
Non-cash charges	—	(4.2)	—	—	(4.2)
Translation adjustments	0.6	—	0.1	—	0.7

Balance at March 31, 2008	$16.7	$—	$2.0	$0.1	$18.8

During the three months ended March 31, 2007, we incurred $7.2 of costs primarily related to potential acquisitions that were not consummated.

D. DISCONTINUED OPERATIONS

On January 11, 2008, we sold the Zinc Business for total cash consideration of $295.0, subject to final adjustment for working capital delivered. The Company will provide information technology, accounting and treasury services for a transitional period of approximately six months, but has no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale.

The “Income (loss) from discontinued operations, net of tax” for the eleven days ended January 11, 2008 and the three-months ended March 31, 2007 includes revenues of $16.1 and $142.6, pre-tax loss of $0.8 and $6.0 and net loss of $1.2 and $8.7, respectively. The results of discontinued operations for the three months ended March 31, 2008 includes a credit of $4.9 to reflect an adjustment to the estimated loss calculation of the sale of the Zinc Business. Additional adjustments could result as working capital amounts are finalized with the buyer.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the sale of the Zinc Business qualifies as a discontinued operation. Accordingly, the results of operations of the Zinc Business have been reclassified and included in “Net income (loss) from discontinued operations, net of tax,” within the Consolidated Statement of Operations for the eleven days ended January 11, 2008 and the three months ended March 31, 2007. The assets and liabilities of the Zinc Business have also been reclassified and included within the Consolidated Balance Sheet as of December 31, 2007. The applicable interest expense for the eleven days ended January 11, 2008 and the three months ended March 31, 2007 has been allocated based on the ratio of net assets for the Zinc Business compared to total net assets of the U.S. entities as the debt held outside the U.S. is not directly attributable to the Zinc Business. The interest expense included in discontinued operations represents $0.4 and $4.7 for the eleven days ended January 11, 2008 and the three months ended March 31, 2007, respectively.

E. INVENTORIES

The components of inventories are:

	March 31, 2008	December 31, 2007
Finished goods	$313.7	$269.5
Raw materials	285.2	296.2
Work in process	300.4	232.9
Supplies	42.1	41.1

	$941.4	$839.7

F. LONG-TERM DEBT

Our long-term debt is summarized as follows:

	March 31, 2008	December 31, 2007
Revolving Credit Facility	$364.2	$375.8
Term Loan Facility	1,287.1	1,254.6
9% Senior Notes, due December 15, 2014	598.0	600.0
9% New Senior Notes, due December 15, 2014, net of discount of $4.9	100.4	100.2
10% Senior Subordinated Notes, due December 15, 2016	399.0	400.0
Other	33.2	33.7

Subtotal	$2,781.9	$2,764.3
Less current maturities	21.3	20.6

Total	$2,760.6	$2,743.7

Revolving Credit Facility

Our Revolving Credit Facility provides senior secured financing of up to $850.0. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers will also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and will be available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of March 31, 2008, we estimate that our borrowing base would have supported borrowings of $715.8. After giving effect to the $364.2 of outstanding borrowings as well as outstanding letters of credit of $31.5, we had $320.1 available for borrowing as of March 31, 2008.

The weighted average interest rate under the Revolving Credit Facility as of March 31, 2008 was 5.65%.

There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

Term Loan Facility

Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. In March 2008, we further reduced our exposure to interest rate fluctuations by entering into a second interest rate swap to fix the interest we will pay on an incremental portion of our Term Loan Facility. As a result of these swaps, we were hedged for approximately $750.0 of Term Loan Facility debt as of March 31, 2008. Under the terms of the swap agreements, we will receive interest based upon LIBOR and pay base rates of 4.93% and 3.45%. Changes in the fair value of the interest rate swaps are included within “Accumulated other comprehensive income” in the Consolidated Balance Sheet. The swaps mature in March 2010 and March 2012, respectively.

At March 31, 2008, the weighted average interest rate for borrowings under the Term Loan Facility was 5.29%.

Senior Notes

On December 19, 2006, Aurora Acquisition Merger Sub, Inc. (“Merger Sub”) issued $600.0 aggregate original principal amount of 9.0% / 9.75% Senior Notes under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Aurora Acquisition Holdings, Inc., (“Holdings”) (the “TPG Acquisition”), we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014. In the first quarter of 2008, we retired $2.0 of our Senior Notes for $1.6, resulting in a gain on retirement of $0.4 net of debt issuance costs written off which is included in “Other (income) expense, net” in the Consolidated Statement of Operations.

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

New Senior Notes

On September 11, 2007, we issued $105.4 aggregate original principal amount of 9% new senior notes under a senior indenture with LaSalle Bank National Association, as trustee. Deutsche Bank Securities, Inc. purchased the new senior notes with an original issue discount at 94.87%, less an initial purchaser’s fee and commitment fee. The new senior notes mature on December 15, 2014. Interest on the new senior notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on December 15, 2007.

Senior Subordinated Notes

On December 19, 2006, Merger Sub issued $400.0 aggregate original principal amount of 10.0% Senior Subordinated Notes under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the TPG Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007. In the first quarter of 2008, we retired $1.0 of our senior subordinated Notes for $0.7 resulting in a gain from retirement of $0.3, net of debt issuance costs written off which is included in Other (income) expense, net in the Consolidated Statement of Operations.

G. COMMITMENTS AND CONTINGENCIES

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

Our aggregate accrual for environmental matters was $42.0 and $45.4 million as of March 31, 2008 and December 31, 2007, respectively. Of the environmental liabilities recorded at March 31, 2008 and December 31, 2007, $7.8 and $7.3 million is indemnified by Corus, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The processing of scrap generates solid waste in the form of salt cake and baghouse dust. This material is disposed of at off-site landfills or at permitted landfills at our Morgantown, Kentucky and Wabash, Indiana facilities. If salt cake were ever classified as a hazardous waste in the United States, the costs to manage and dispose of it would increase, which could result in significant increased expenditures.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At March 31, 2008 and December 31, 2007, our total asset retirement obligations for our landfills were $17.8 and $16.7, respectively.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

H. COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive (loss) income for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Net income (loss)	$4.3	$(53.1)
Changes in other comprehensive (loss) income, net of tax:
Currency translation adjustments	48.7	8.4
Unrealized losses on derivative financial instruments:
Net change from periodic revaluations	(14.5)	(0.2)
Income tax effect	4.5	0.1

Net unrealized losses on derivative financial instruments	(10.0)	(0.1)

Comprehensive income (loss)	$43.0	$(44.8)

See Note M for further information relating to our derivative financial instruments.

I. SEGMENT REPORTING

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Our measure of the profitability of our operating segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, all unrealized and certain realized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments. In our continued efforts to integrate acquired businesses and to standardize reporting across the global operating segments, in the first quarter of 2008 we began reporting certain selling, general and administrative expenses previously included within the segments’ operating results as corporate selling, general and administrative expense and have reclassified the corresponding prior year’s amounts to conform to this presentation.

Reportable Segment Information

The following table shows our segment assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Assets
Global rolled and extruded products	$4,023.4	$3,396.6
Global recycling	1,145.7	1,158.6
Assets of discontinued operations	—	254.1
Unallocated assets	47.9	311.2

Total consolidated assets	$5,217.0	$5,120.5

The following table shows our revenues and segment income for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Revenues:
Global rolled and extruded products	$1,001.8	$1,063.6
Global recycling	586.6	424.1
Intersegment revenues	(27.9)	(31.2)

Total revenues	$1,560.5	$1,456.5

Segment income:
Global rolled and extruded products	14.2	17.2
Global recycling	19.2	15.7

Total segment income	$33.4	$32.9

Unallocated amounts:
Corporate general and administrative expenses	(27.1)	(25.2)
Restructuring and other charges	(9.5)	(7.2)
Interest expense	(57.6)	(50.5)
Unallocated gains on derivative financial instruments	56.6	2.0
Interest and other income, net	7.0	1.2

Income (loss) from continuing operations, before provision for income taxes and minority interests	$2.8	$(46.8)

J. STOCK-BASED COMPENSATION

In February 2007 the Board of Directors of Aurora Acquisitions Holdings, Inc. (“Holdings”) approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. Holdings granted 662,468 stock options in 2007 to certain members of the Company’s senior management. The options have a weighted average exercise price of $101.54 and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG’s investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.

During the three months ended March 31, 2008 and 2007, we recorded $1.0 and $0.7, respectively, of compensation expense associated with these options. The weighted-average fair value of the time and event-based options was approximately $51.66 and $36.28 per option, respectively. At March 31, 2008, there was $13.3 of compensation expense that will be recognized over the next four years and $8.5 of compensation expense that will be recognized upon the occurrence of a liquidity event.

The Company used the Monte Carlo Simulation method to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions included in the following table, certain of which are highly complex and subjective. Expected equity volatility was determined based upon historical stock prices of our peer companies. The expected term of the event-based options granted was determined based upon a range of estimates regarding the timing of a liquidity event.

The following table summarizes the stock option activity for service-based options during the three months ended March 31, 2008:

Service-based options	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Weighted average fair value per share
Outstanding December 31, 2007	369,787	$101.66	9.2	$51.63
Granted	—	—
Exercised	—
Canceled	(13,800)	100.00		51.00

Outstanding at March 31, 2008	355,987	101.72	8.9	51.66

Options excercisable at March 31, 2008	66,687	$100.00		$51.00

The following table summarizes the significant assumptions used to determine the fair value of the stock options:

Expected timing of liquidity event in years	2-7
Weighted average expected option life in years	4.6
Risk-free interest rate	4.8%
Equity volatility factor	65.5%
Dividend yield	0%

K. INCOME TAXES

Our effective tax rate was 73.10% and 5.88% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months ended March 31, 2008 and 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Subsequent reversal of these valuation allowances will result in either a reduction in the otherwise determinable income tax expense or will result in a reduction of goodwill and other identifiable intangible assets.

We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. As of the date of adoption, we had $2.2 of unrecognized tax benefits, all of which would be recorded against goodwill and other identifiable intangible assets. As of March 31, 2008, we have $7.1 of unrecognized tax benefits. $3.1 of the unrecognized benefit will impact our effective rate if recognized and $4.0 will be recognized against goodwill.

We recognize interest and penalties related to uncertain tax positions within the “Provision for (benefit from) income taxes” in the Consolidated Statement of Operations. As of March 31, 2008, we had approximately $0.1 of accrued interest related to uncertain tax positions.

The 2001 through 2007 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of the first quarter of 2009.

L. EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Components of the net periodic benefit expense for the three months ended March 31, 2008 and 2007 are as follows:

	U.S. pension benefits		European and Canadian pension benefits
	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Service cost	$0.5	$0.6	$1.3	$1.2
Interest cost	1.9	1.9	3.7	2.8
Amortization of net loss	—	—	(0.2)	—
Expected return on plan assets	(2.4)	(2.2)	(2.1)	(1.8)

Net periodic benefit cost	$—	$0.3	$2.7	$2.2

Other Postretirement Benefit Plans

The components of net postretirement benefit expense for the three months ended March 31, 2008 and 2007 are as follows:

	U.S other post-retirement benefit plans		European and Canadian other post-retirement benefit plans
	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Service Cost	$0.1	$0.3	$—	$—
Interest cost	0.7	0.8	0.1	—
Amortization of service cost	(0.1)	—	—	—

Net postretirement benefit expense	$0.7	$1.1	$0.1	$—

M. DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum products as well as certain alloys used in our production processes, and certain currency and interest rate exposures. The fair value gains (losses) of outstanding derivative contracts are included in the Consolidated Balance Sheet as “Derivative financial instruments”, “Accrued liabilities”, and “Other long-term liabilities.” The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008		December 31, 2007
	Fair Value	Deferred gains, net of tax	Fair Value	Deferred gains, net of tax
Natural gas	$4.2	$—	$(0.5)	$—
Aluminum	68.0	—	28.3	—
Currency	43.7	—	24.9	—
Interest Rate	(27.7)	(18.2)	(13.2)	(8.2)

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “Gains on derivative financial instruments” in the Consolidated Statement of Operations. Realized (gains) losses totaled the following in the three months ended March 31, 2008 and 2007 are as follows:

	For the three months ended
	March 31, 2008	March 31, 2007
	Realized (Gains) losses on derivative financial instruments	Realized (Gains) losses on derivative financial instruments
Natural gas	$(0.5)	$(1.6)
Metal	23.6	(3.7)
Currency	(6.8)	0.6

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

Aluminum Hedging

The selling prices of the majority of the Global Rolled and Extruded Products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the Global Rolled and Extruded Products segment is subject to the risk of changes in the purchase price of the raw materials it purchases. In order to manage this exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. In addition, the Global Rolled and Extruded Products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. We do not treat these derivative financial instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded in earnings as “Gains on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

The Global Recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to mitigate the risk associated with changes in metal prices. These contracts are not accounted for as hedges and, as a result, the changes in fair value of the contracts are recorded within “Gains on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

Currency Hedging

Certain of our purchases and sales are denominated in currencies other than the functional currency of the entities entering into these agreements. We have entered into foreign currency forward contracts to mitigate the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, we do not account for currency derivatives as hedges and, as a result, the changes in their fair value are recorded within “Gains on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

Interest Rate Hedging

As discussed in Note F, during the three months ended March 31, 2008 and 2007, we entered into interest rate swaps to fix the interest rate on a portion of our variable rate borrowings under the Term Loan Facility. Changes in the fair value of the interest rate swap are recorded within “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

N. RELATED PARTY TRANSACTIONS

As discussed in Note J, we recorded $1.0 and $0.7 of compensation expense for the three months ended March 31, 2008 and 2007, respectively, associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management. In addition, we recorded $2.3 of management fees payable to affiliates of TPG in the first quarter of 2008 and 2007. The amounts recorded in the first quarter of 2008 have been included within “Accrued liabilities” in the Consolidated Balance Sheet.

O. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes, New Senior Notes and Senior Subordinated Notes. Condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes, the New Senior Notes and the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”) are presented below. The condensed consolidating balance sheets are presented as of March 31, 2008 and December 31, 2007 and the condensed consolidating statements of operations and cash flows are presented for the three months ended March 31, 2008 and 2007.

	As of March 31, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1.7	$17.9	$69.0	$—	$88.6
Accounts receivable, net	14.1	256.0	520.9	—	791.0
Inventories	5.8	310.4	625.2	—	941.4
Deferred income taxes	37.5	—	2.9	—	40.4
Derivative financial instruments	1.3	19.1	39.5	—	59.9
Prepaid expenses and other current assets	18.5	10.0	24.4	—	52.9

Total Current Assets	78.9	613.4	1,281.9	—	1,974.2
Property, plant and equipment, net	40.6	348.4	1,113.9	—	1,502.9
Goodwill	272.9	948.5	2.1	—	1,223.5
Intangible assets, net	66.5	171.4	88.1	—	326.0
Derivative financial instruments	—	8.2	75.0	—	83.2
Deferred income taxes	—	—	12.9	—	12.9
Other assets	64.6	3.0	27.5	—	95.1
Investments in subsidiaries/ intercompany receivable (payable), net	2,668.1	(953.1)	239.4	(1,955.2)	(0.8)

	$3,191.6	$1,139.8	$2,840.8	$(1,955.2)	$5,217.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$25.8	$230.0	$410.5	$—	$666.3
Accrued liabilities	108.4	74.5	146.9	—	329.8
Deferred income taxes	—	—	27.5	—	27.5
Current maturities of long-term debt	8.3	0.6	12.4	—	21.3

Total Current Liabilities	$142.5	$305.1	$597.3	$—	$1,044.9
Long-term debt	2,039.3	1.6	719.7	—	2,760.6
Deferred income taxes	84.5	—	95.2	—	179.7
Accrued pension benefits	—	9.8	146.5	—	156.3
Accrued post-retirement benefits	—	44.9	9.7	—	54.6
Other long-term liabilities	32.3	30.6	65.0	—	127.9
Stockholder’s Equity	893.0	747.8	1,207.4	(1,955.2)	893.0

	$3,191.6	$1,139.8	$2,840.8	$(1,955.2)	$5,217.0

	As of December 31, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$16.7	$87.8	$—	$109.9
Accounts receivable, net	10.0	227.0	431.0	—	668.0
Inventories	4.4	288.8	546.5	—	839.7
Deferred income taxes	36.9	—	4.7	—	41.6
Derivative financial instruments	—	4.9	25.7	—	30.6
Prepaid expenses other current assets	4.8	12.5	23.3	—	40.6
Assets of discontinued operations - current	—	240.2	13.9	—	254.1

Total Current Assets	61.5	790.1	1,132.9	—	1,984.5
Property, plant and equipment, net	41.8	343.4	1,038.3	—	1,423.5
Goodwill	—	749.3	469.8	—	1,219.1
Intangible assets, net	67.6	176.7	85.6	—	329.9
Deferred income taxes	—	—	10.8	—	10.8
Derivative financial instruments	—	4.7	51.7	—	56.4
Other assets	67.1	2.8	27.3	—	97.2
Investments in subsidiaries/intercompany receivable (payable), net	2,940.1	(702.8)	(382.9)	(1,855.3)	(0.9)

	$3,178.1	$1,364.2	$2,433.5	$(1,855.3)	$5,120.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$19.2	$237.1	$431.1	$—	$687.4
Accrued liabilities	22.6	84.5	118.9	—	226.0
Deferred income taxes	—	—	25.2	—	25.2
Current maturities of long-term debt	8.3	0.7	11.6	—	20.6
Liabilities of discontinued operations - current	—	66.0	1.5	—	67.5

Total Current Liabilities	$50.1	$388.3	$588.3	$—	$1,026.7
Long-term debt	2,173.2	1.7	568.8	—	2,743.7
Deferred income taxes	85.5	—	91.8	—	177.3
Accrued pension benefits	—	11.1	144.7	—	155.8
Accrued post-retirement benefits	—	42.9	9.6	—	52.5
Other long-term liabilities	18.6	30.3	64.9	—	113.8
Stockholder’s Equity	850.7	889.9	965.4	(1,855.3)	850.7

	$3,178.1	$1,364.2	$2,433.5	$(1,855.3)	$5,120.5

	For the three months ended March 31, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$37.7	$632.5	$908.3	$(18.0)	$1,560.5
Cost of sales	32.0	578.6	864.5	(18.0)	1,457.1

Gross profit	5.7	53.9	43.8	—	103.4
Selling, general and administrative expense	4.7	28.6	43.3	—	76.6
Restructuring and other charges	0.2	4.7	4.6	—	9.5
Losses (gains) on derivative financial instruments	3.1	41.5	(83.9)	—	(39.3)

Operating (loss) income	(2.3)	(20.9)	79.8	—	56.6
Interest expense	9.5	44.5	13.0	(9.4)	57.6
Other (income) expense, net	(5.3)	(1.7)	(6.2)	9.4	(3.8)
Equity in net loss (earnings) of affiliates	22.6	(34.2)	—	11.6	—

(Loss) income before income taxes	(29.1)	(29.5)	73.0	(11.6)	2.8
(Benefit from) provision for income taxes	(27.5)	(5.1)	34.6	—	2.0

(Loss) income before minority interest	(1.6)	(24.4)	38.4	(11.6)	0.8
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

(Loss) income from continuing operations	(1.6)	(24.4)	38.2	(11.6)	0.6
Income (loss) from discontinued operations	5.9	—	(2.2)	—	3.7

Net income (loss)	$4.3	$(24.4)	$36.0	$(11.6)	$4.3

	For the three months ended March 31, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$35.6	$657.7	$876.6	$(113.4)	$1,456.5
Cost of sales	32.1	617.6	850.0	(113.4)	1,386.3

Gross profit	3.5	40.1	26.6	—	70.2
Selling, general and administrative expense	3.6	29.7	32.5	—	65.8
Restructuring and other charges	—	7.2	-	—	7.2
Losses (gains) on derivative financial instruments	5.6	(5.9)	(6.4)	—	(6.7)

Operating (loss) income	(5.7)	9.1	0.5	—	3.9
Interest expense	7.5	42.7	9.8	(9.5)	50.5
Other expense (income), net	0.7	(1.1)	(8.9)	9.5	0.2
Equity in net loss (earnings) of affiliates	38.6	0.8	-	(39.4)	—

(Loss) income before income taxes	(52.5)	(33.3)	(0.4)	39.4	(46.8)
Provision for (benefit from) income taxes	0.6	(1.5)	(1.7)	—	(2.6)

(Loss) income before minority interest	(53.1)	(31.8)	1.3	39.4	(44.2)
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

(Loss) income from continuing operations	(53.1)	(31.8)	1.1	39.4	(44.4)
Loss from discontinued operations	—	(8.4)	(0.3)	—	(8.7)

Net (loss) income	$(53.1)	$(40.2)	$0.8	$39.4	$(53.1)

	For the three months ended March 31, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$9.7	$(84.3)	$(101.2)	$—	$(175.8)

Investing activities
Sale of Zinc Business	266.4	—	9.5	—	275.9
Purchase of businesses, net of cash acquired	—	(19.4)	—	—	(19.4)
Payments for property, plant and equipment	(0.6)	(6.7)	(36.8)	—	(44.1)
Other	—	0.3	1.1	—	1.4

Net cash provided (used) by investing activities	265.8	(25.8)	(26.2)	—	213.8

Financing activities
Net (payments on) proceeds from long-term revolving credit facilities	(129.3)	0.4	104.4	—	(24.5)
Payments on long-term debt	(4.6)	—	(2.1)	—	(6.7)
Net transfers with subsidiaries and other	(149.5)	135.8	11.8	—	(1.9)

Net cash (used) provided by financing activities	(283.4)	136.2	114.1	—	(33.1)

Effect of exchange rate differences on cash and cash equivalents	—	—	(3.7)	—	(3.7)

Cash flow (used) provided by continuing operations	(7.9)	26.1	(17.0)	—	1.2
Cash flow of discontinued operations:
Operating cash flows	4.2	(24.9)	(1.8)	—	(22.5)
Cash and cash equivalents at beginning of period	5.4	16.7	87.8	—	109.9

Cash and cash equivalents at end of period	$1.7	$17.9	$69.0	$—	$88.6

	For the three months ended March 31, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$39.1	$(50.2)	$10.5	$—	$(0.6)

Investing activities
Acquisition of Aleris International, Inc	(7.4)	—	—	—	(7.4)
Payments for property, plant and equipment	(0.3)	(8.3)	(34.2)	—	(42.8)
Other	—	0.1	—	—	0.1

Net cash used by investing activities	(7.7)	(8.2)	(34.2)	—	(50.1)

Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	62.4	(0.1)	(54.6)	—	7.7
Decrease in restricted cash	—	0.1	—	—	0.1
Net transfers with subsidiaries and other	(96.4)	57.4	39.0	—	—
Net cash (used) provided by financing activities	(34.0)	57.4	(15.6)	—	7.8

Effect of exchange rate differences on cash and cash equivalents	—	—	1.4	—	1.4

Cash flow used by continuing operations	(2.6)	(1.0)	(37.9)	—	(41.5)
Cash flow of discontinued operations:
Operating cash flows	—	4.3	(1.1)	—	3.2
Investing cash flows	—	(0.9)	(1.0)	—	(1.9)
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	—	126.1

Cash and cash equivalents at end of period	$0.8	$12.2	$72.9	$—	$85.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The following is a discussion of our financial condition and results of operations for the periods presented. This discussion should be read in conjunction with the financial statements and notes and other financial information appearing elsewhere in this Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

•	If we fail to successfully integrate past or future acquisitions or address risks associated with divestitures, our financial condition and results of operations could be adversely affected.

•	If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

•

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

•	The loss of certain members of our management may have an adverse effect on our operating results.

•	We had substantial historical net losses prior to 2005, and had a net loss in 2007, and any continuation of net losses in the future may reduce our ability to raise needed capital.

•	The Company’s management has identified a material weakness in its internal controls over financial reporting.

•	We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

•

We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period.

•	If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened.

•	We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

•	We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

•	A portion of our revenue is derived from our international operations which exposes us to certain risks inherent in doing business abroad.

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

•

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such event, we may not have sufficient assets to pay amounts due under the Senior Notes, the New Senior Notes and the Senior Subordinated Notes.

•

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

These factors and other risk factors previously disclosed by us are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

The TPG Acquisition was completed on December 19, 2006 and the resulting adjustments to record the acquired assets and liabilities to fair value were finalized in the fourth quarter of 2007, including the appraisal of the Company’s fixed and identifiable intangible assets. These adjustments resulted in additional cost of goods sold of approximately $44.2 million in the first quarter of 2007 resulting from the application of purchase accounting rules to acquired inventory as compared to no such costs in the first quarter of 2008. We recorded additional amortization expense of approximately $7.1 million primarily related to the finalization of the appraised value of identified finite-lived intangible assets in the first quarter of 2008 as compared to the corresponding period in 2007.

In September 2007, we completed the acquisition of Wabash for a cash purchase price of approximately $164.3 million, including acquisition related expenses. We believe the Wabash acquisition further positions our Specification Alloy business to serve the needs of a broad customer base with enhanced processing capabilities.

On January 11, 2008, we sold our Zinc business for $295.0 million, subject to final adjustment for working capital delivered, and accordingly, the businesses comprising the Global Zinc segment have been reported as discontinued operations and excluded from the information shown below.

We completed the acquisitions of A.E. and H.T. in the first quarter of 2008 for an aggregate net cash purchase price of $19.4 million, including acquisition related expenses. The results of operations of A.E. and H.T. have been included in the results of operations of the Global Rolled & Extruded Products segment and the Global Recycling reportable segment, respectively, since the dates of the acquisitions.

Our reportable segments consist of Global Rolled and Extruded Products and Global Recycling. Segment performance is measured utilizing segment income which includes gross profits, segment specific realized gains and losses on derivative financial instruments, other expense (income) and segment specific selling, general and administrative expense. Corporate other expense (income), corporate general and administrative expenses, all unrealized and certain realized gains and losses on derivative financial instruments, restructuring and other charges, management fees to affiliates of TPG, interest expense, interest income, losses on the early extinguishment of debt and provisions for income taxes are not allocated to individual segments. In our efforts to integrate acquired businesses and to standardize reporting across the global operating segments, in the first quarter of 2008 we began reporting certain selling, general and administrative expenses previously included within the segments’ operating results as corporate selling, general and administrative expense and have reclassified the corresponding prior year’s amounts to conform to this presentation.

In the three months ended March 31, 2008, we generated revenues of approximately $1.6 billion and segment income of $33.4 million compared to revenues of approximately $1.5 billion and segment income of $32.9 million in the three months ended March 31, 2007. Our segment operating results for the three months ended March 31, 2008 and March 31, 2007 reflected the impacts of the application of purchase accounting totaling approximately $7.4 million and $44.2 million, respectively. The amount recorded in the first quarter of 2008 primarily represents incremental amortization expense associated with the finalization of the finite-lived intangible assets recorded in connection with the TPG Acquisition. The amount recorded in the first quarter of 2007 represents the additional cost of goods sold from the adjustment to record acquired inventory to fair value in connection with the TPG acquisition. In addition, the application of purchase accounting rules prevented us from reflecting $5.9 million and $11.5 million of economic losses associated with settled derivative financial instruments in segment income in the first quarter of 2008 and 2007, respectively.

Our continued focus on achieving cost reductions from the implementation of companywide productivity initiatives and synergies from acquisitions led to the realization of cost reductions totaling approximately $27.0 and $25.0 million in the three months ended March 31, 2008 and 2007, respectively.

However, the positive impact of these cost savings initiatives was more than offset by lower volumes, lower material margins and higher freight, energy and personnel costs in our North American rolled products operations which reduced segment income by an estimated $56.0 million.

Further impacting our operating results was interest expense of $57.6 and $50.5 million in the three months ended March 31, 2008 and 2007, respectively. Interest expense in the three months ended March 31, 2008 increased as compared to the corresponding period in 2007 as average indebtedness levels increased, primarily in connection with the 2007 Acquisitions, and due to the unfavorable impact of changes in currency exchange rates.

The following table presents key financial and operating data on a consolidated basis for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	Percent change
	(in millions, except percentages)
Revenues	$1,560.5	$1,456.5	7.1%
Cost of sales	1,457.1	1,386.3	5.1

Gross profit	103.4	70.2	47.3
Gross profit as a percentage of revenues	6.6%	4.8%
Selling, general and administrative expense	76.6	65.8	16.4
Restructuring and other charges	9.5	7.2	31.9
Gains on derivative financial instruments	(39.3)	(6.7)	486.6

Operating income	56.6	3.9	*
Interest expense	57.6	50.5	14.1
Interest income	(0.8)	(0.7)	14.3
Other (income) expense, net	(3.0)	0.9	*

Income (loss) from continuing operations before provision for income taxes and minority interests	2.8	(46.8)	*
Provision for (benefit from) income taxes	2.0	(2.6)	*

Income (loss) from continuing operations before minority interests	0.8	(44.2)	*
Minority interests, net of provision for income taxes	0.2	0.2

Income (loss) from continuing operations	0.6	(44.4)	*

Total segment income	33.4	32.9	1.5
Corporate general and administrative expenses	(27.1)	(25.2)	7.5
Restructuring and other charges	(9.5)	(7.2)	31.9
Interest expense	(57.6)	(50.5)	14.1
Unallocated gains on derivative financial instruments	56.6	2.0	*
Unallocated interest and other income, net	7.0	1.2	483.3%

Income (loss) from continuing operations before provision for income taxes and minority interests	$2.8	(46.8)	*

*	Result not meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	Percent change
	(in millions, except percentages)
Revenues:
Global Rolled and Extruded Products	$1,001.8	$1,063.6	(5.8)%
Global Recycling	586.6	424.1	38.3
Intersegment revenues	(27.9)	(31.2)	(10.6)

Consolidated revenues	$1,560.5	$1,456.5	7.1%

Pounds shipped:
Global Rolled and Extruded Products	517.0	556.2	(7.0)%
Global Recycling	866.7	757.7	14.4%

Total pounds shipped	1,383.7	1,313.9	5.3%

Consolidated revenues for the three months ended March 31, 2008 increased $104.0 million as compared to the three months ended March 31, 2007. The 2007 Acquisitions and the acquisitions of A.E. and H.T. in the first quarter of 2008 accounted for $217.6 million of our consolidated revenues, which contributed to the increase. Excluding the impact of the 2007 Acquisitions and the acquisition of A.E., Global Rolled and Extruded Products revenues decreased $99.6 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as movement in foreign currency exchange rates favorably impacting our revenues was more than offset by the impacts of lower average primary aluminum prices and lower shipment levels. Excluding the impact of the 2007 Acquisitions and the acquisition of H.T. in the first quarter of 2008, Global Recycling revenues decreased $17.5 million in the three months ended March 31, 2008 compared to the prior year period primarily due to lower average aluminum prices and lower shipment levels.

Global Rolled and Extruded Products Revenues

Global Rolled and Extruded Products revenues for the three months ended March 31, 2008 decreased $61.8 million compared to the three months ended March 31, 2007. This decrease was primarily due to the following:

•

A decrease in shipment levels in the first quarter of 2008 as compared to the first quarter of 2007 of approximately 10.3%, excluding the impact of the 2007 Acquisitions and the acquisition of A.E. in the first quarter of 2008, resulting in decreased revenues of approximately $104.8 million. The reduction in shipments is a result of reduced demand in the North American housing segment and across most other industry segments served by our North American operations as well as reductions associated with customer de-stocking in Europe; and

•

Despite the lower demand, rolling margins improved in the first quarter of 2008 as compared to the first quarter of 2007 but were more than offset by decreases in the average price of primary aluminum passed on to our customers resulting in a net decrease in revenues of approximately $42.6 million.

These decreases were partially offset by the following:

•	The 2007 Acquisitions and the acquisition of A.E. in the first quarter of 2008 generated approximately $37.8 million of revenue in the first quarter of 2008; and

•	Changes in currency exchange rates resulted in an increase of approximately $70.0 million.

Global Recycling Revenues

Global Recycling revenues increased $162.5 million in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to the following:

•	The revenues associated with the 2007 Acquisitions and the acquisition of H.T. of approximately $180.0 million in the first quarter of 2008; and

•	Favorable changes in currency exchange rates resulted in increased revenues of approximately $26.7 million.

These increases were partially offset by the following:

•

Shipment levels decreased by approximately 8.0%, excluding the impact of the 2007 Acquisitions and the acquisition of H.T. in the first quarter of 2008, in the three months ended March 31, 2008 compared to the prior year period. The decrease in shipment levels was principally due to decreases with our U.S. automotive customers which more than offset increased European industrial activity; and

•	A decrease in the average price of aluminum passed along to our customers in the first quarter of 2008 as compared to the prior year period.

Segment Income and Gross Profit

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	Percent change
	(in millions, except percentages)
Segment income:
Global Rolled and Extruded Products	$14.2	$17.2	(17.4)%
Global Recycling	19.2	15.7	22.3

Total segment income	33.4	32.9	1.5%
Items not included in gross profit:
Segment selling, general and administrative expense	49.5	40.6	21.9%
Realized losses (gains) on derivative financial instruments	17.3	(4.7)	*
Other expense, net	3.2	1.4	207.1

Gross profit	$103.4	$70.2	47.3%

*	Result not meaningful.

Global Rolled and Extruded Products Segment Income

Global Rolled and Extruded Products segment income for the three months ended March 31, 2008 decreased by approximately $3.0 million compared to the three months ended March 31, 2007. This decrease was primarily due to the following:

•	Lower volumes during the first quarter of 2008 compared to the prior year period which reduced segment income by approximately $27.2 million;

•	In addition to the volume impact, material margins were negatively impacted from lower year over year benefits from metal price lag, which reduced segment income by an estimated $17.5 million;

•	Higher freight, energy and personnel costs, which reduced segment income by $10.8 million; and

•	The impact of movements of currency exchange rates, which resulted in decreased segment income of approximately $5.4 million.

These decreases were partially offset by the following:

•	Gross productivity and acquisition synergy related savings which positively impacted segment income by an estimated $18.3 million in the first quarter of 2008; and

•

$34.5 million of lower costs associated with purchase accounting in the first quarter of 2008 as compared to the prior year period. Also, the application of purchase accounting rules prevented the recognition of approximately $6.7 million and $13.1 million of economic benefits related to acquired aluminum and natural gas derivatives that settled during the first quarter of 2008 and 2007, respectively, within segment income.

Global Recycling Segment Income

Global Recycling segment income in the three months ended March 31, 2008 increased by $3.5 million compared to the prior year period due primarily to approximately $6.6 million of benefits from the impact of higher LME on by-product aluminum sales and improved scrap spreads and $2.3 million of lower costs associated with purchase accounting. Segment income was also positively impacted by approximately $8.6 million of gross acquisition related synergies and productivity savings, primarily related to the 2007 Acquisitions, in the first quarter of 2008. These improvements in segment results were partially offset by reductions in segment income of approximately $2.3 million associated with decreased volumes, approximately $7.8 million from the impacts of higher input and landfill costs and the impact of the weakening U.S. dollar on our Brazilian operation.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $10.8 million in the three months ended March 31, 2008 as compared to the prior year period.

•

Corporate SG&A expense increased approximately $1.9 million primarily due to approximately $0.6 million of additional depreciation expense of corporate fixed assets associated with step up to fair value in connection with the TPG Acquisition and approximately $1.1 million related to changes in currency exchange rates.

•

Segment SG&A expense increased approximately $8.9 million in the first quarter of 2008 as compared to the prior year period. The 2007 Acquisitions comprised approximately $2.1 million of the increase, and we recorded additional amortization of intangible assets of approximately $7.1 million in connection with the TPG Acquisition. Additionally, changes in currency exchange rates resulted in an increase of approximately $3.7 million. These increases in SG&A expenses were partially offset by an estimated $3.4 million of cost savings resulting from cost reduction initiatives led by integration activities and our Six Sigma program.

As a percentage of revenues, consolidated SG&A expense increased from 4.5% in the three months ended March 31, 2007 to 4.9% in the three months ended March 31, 2008, due to the impact of additional amortization expense.

Restructuring and Other Charges

During the three months ended March 31, 2008, we initiated restructuring programs to reduce our overall cost base, maximize the efficiency of our production and functional activities and better align our production with demand. Certain existing facilities within our Global Rolled and Extruded Products and Global Recycling segments were affected by the restructuring activities. We recorded restructuring and other charges totaling approximately $9.5 million, of which approximately $4.2 million was non-cash related and approximately $5.3 million was cash related. The charges primarily resulted from the following activities:

•

We completed the planned closure of our Toronto, Canada coil coating facility and announced our plans to permanently close the Bedford, Ohio coil coating facility within the Global Rolled and Extruded Products segment. Additionally, we temporarily idled the majority of production at our Richmond, Virginia rolling mill and announced the closure of our ALSCO divisional headquarters in Raleigh, North Carolina. Production at these facilities will be transferred to other Aleris facilities in North America. As a result, we recorded employee severance and other closure costs of approximately $4.7 million in the first quarter of 2008.

•

We recorded non-cash asset impairment charges of approximately $4.2 million primarily related to the planned shutdown of our Shelbyville, Tennessee specification alloy operations within our Global Recycling segment. Production at this facility will be transferred to other Aleris facilities. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value.

•

We recorded cash restructuring charges within the Global Recycling segment of approximately $0.4 million. These costs included the costs to move assets from closed facilities to other facilities, severance costs for involuntary terminations resulting from certain headcount reduction initiatives and contract cancellation costs associated with certain plant closures.

Gains on Derivative Financial Instruments

Amounts recorded within “Gains on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges under SFAS No 133. During the three months ended March 31, 2008, we recorded $23.6 million of realized losses on our metal derivative financial instruments and $6.8 million of realized gains on our currency derivative financial instruments. The realized losses on our metal derivatives resulted primarily from the settlement of forward sales contracts that hedged a portion of our aluminum inventories. These derivative financial instruments, while reducing the negative impact of declining LME prices on our operating results also reduce our ability to benefit in periods of increasing LME prices. Purchase accounting rules under U.S. GAAP prevented us from including in segment income $5.9 million of economic losses related to metal and currency derivative financial instruments that settled during the three months ended March 31, 2008. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments. Realized gains, net of adjustments to comply with purchase accounting rules, have been included within the income of the respective segments to which the derivatives relate.

During the three months ended March 31, 2008, we also recorded unrealized gains of $34.7 million on metal derivative financial instruments and $16.2 million on currency derivative financial instruments. These gains resulted from the favorable movement of the LME prices of aluminum and zinc as well as U.S. dollar to euro exchange rates from the earlier of December 31, 2007 or the time the contractual terms of the derivative instruments were agreed upon to March 31, 2008. The gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the three months ended March 31, 2007 we recorded net realized and unrealized gains of approximately $5.2 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense in the three months ended March 31, 2008 increased approximately $7.1 million from the comparable period of 2007. The increase resulted from higher levels of debt outstanding, primarily as a result of the 2007 Acquisitions, and due to the unfavorable impact of changes in currency exchange rates.

Provision for Income Taxes

Our effective tax rate was 73.10% and 5.88% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months ended March 31, 2008 and 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

We have valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The remaining valuation allowances relate to our potential inability to utilize certain foreign net operating loss carry forwards and U.S. state net operating loss and tax credit carry forwards. We intend to maintain these valuation allowances until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support their reversal. Subsequent reversal of these valuation allowances will result in either a reduction in the otherwise determinable income tax expense or will result in a reduction of goodwill and other identifiable intangible assets.

Discontinued Operations

On January 11, 2008, we sold our Zinc Business to a third-party for total cash consideration of $295.0 million, subject to final adjustment for working capital delivered. The Company will provide information technology, accounting and treasury services for a transitional period of approximately six months, but has no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale. We applied the proceeds from the sale of the Zinc Business to pay down the Revolving Credit Facility.

Net income from discontinued operations, net of tax, in the first quarter of 2008 was approximately $3.7 million as compared to a net loss of approximately $8.7 million in the first quarter of 2007. Net loss from discontinued operations in the first quarter of 2007 reflects the impact of purchase accounting which resulted in additional cost of goods sold associated with the write-up of acquired inventory of approximately $11.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect to finance our operations and capital expenditures from internally generated cash and amounts available under our credit facilities. We have traditionally financed our acquisitions and capacity expansions from a combination of cash on hand and funds from long-term borrowings. The TPG Acquisition has significantly increased our level of indebtedness. Our ability to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and segments, a combination of cash on hand, internally generated funds and borrowings available to us will be adequate to fund our current level of operational needs and to make required payments of principal and interest on our debt for the foreseeable future.

Cash Flows from Operations

Cash used by our operating activities were $175.8 million in the three months ended March 31, 2008 and $0.6 million in the three months ended March 31, 2007. Cash flows from operations in the three months ended March 31, 2008 were impacted by higher working capital balances, primarily due to the impact of the seasonal increase in revenues and the impact of the higher LME and euro.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflects the proceeds from the sale of the Zinc business of $275.9 million, partially offset by cash used for purchases of businesses and capital expenditures of $19.4 million and $44.1 million, respectively, in the three months ended March 31, 2008. Capital expenditures increased from the prior year period primarily as a result of the 2007 Acquisitions. Capital expenditures in 2008 relate primarily to the finalization of the 160 inch hotmill in Koblenz, Germany and the installation of the 148 inch hotmill in Duffel, Belgium. Our capital expenditures in the remainder of 2008 are expected to gradually decrease each quarter. Overall capital expenditures for 2008 are expected to be approximately $165.0 million.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $33.1 million for the three months ended March 31, 2008, compared to $7.8 million of cash provided by our financing activities for the three months ended March 31, 2007.

EBITDA

We report our financial results in accordance with U.S. GAAP. However, our management believes that certain non-U.S. GAAP performance measures, which we use in managing the business, may provide investors with additional meaningful comparisons between current results and results in prior periods. EBITDA is an example of a non-U.S. GAAP financial measure that we believe provides investors and other users of our financial information with useful information. Management uses EBITDA as a performance metric and believes this measure provides additional information commonly used by our stockholder, noteholders and lenders with respect to the performance of our fundamental business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs.

Our EBITDA calculations represent net income (loss) from continuing operations before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our 2006 Credit Facilities and our Notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below is likely to differ from EBITDA as defined under the indentures for the Notes and the credit agreements for our 2006 Credit Facilities.

Our reconciliation of EBITDA to income (loss) from continuing operations and net cash used by operating activities is as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
	(in millions)
EBITDA	$116.6	$42.6
Interest expense	(57.6)	(50.5)
Interest income	0.8	0.7
(Provision for) benefit from income taxes	(2.0)	2.6
Depreciation and amortization	(57.0)	(39.6)
Minority interest, net of provision for income taxes	(0.2)	(0.2)

Income (loss) from continuing operations	0.6	(44.4)
Depreciation and amortization	57.0	39.6
Provision for (benefit from) deferred income taxes	3.1	(0.7)
Restructuring and other charges:
Charges	9.5	7.2
Payments	(4.2)	(6.1)
Stock-based compensation expense	1.0	0.7
Unrealized gains on derivative financial instruments	(55.6)	(2.0)
Other non-cash charges	2.8	3.0
Net change in working capital	(190.0)	2.1

Cash used by operating activities	$(175.8)	$(0.6)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of inventory, property and equipment and goodwill, the effectiveness of certain of our derivative instruments under SFAS No. 133, allowances for doubtful accounts, workers’ compensation liabilities, income taxes, pensions and other postretirement benefits and environmental liabilities. Our management bases its estimates on historical experience, actuarial valuations and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change to our critical accounting policies or estimates during the three months ended March 31, 2008.

OFF-BALANCE SHEET TRANSACTIONS

We had no off-balance sheet arrangements at March 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, has not had an impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We did not adopt the optional provisions of this statement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity ‘ s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum and other metals, natural gas, currency and interest rates. We use derivative instruments, such as forwards, futures, options, collars, swaps and interest rate swaps to manage the effect of such changes. These derivative financial instruments reduce the impact of both favorable and unfavorable fluctuations in aluminum prices as well as fluctuations in currency and interest rates.

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

Aluminum Hedging

The Global Rolled and Extruded Products segment enters into various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on future sales for which aluminum has not yet been purchased and on inventory or future purchases of inventory for which a fixed sale price has not yet been determined. The Global Recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to reduce the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments. As we do not account for these derivatives as hedges, the changes in their fair values are included within “Gains on derivative financial instruments” in our Consolidated Statement of Operations. Our measurement of segment profitability only includes the gain or loss associated with those derivatives that settled during the period, excluding amounts related to settled derivatives which originated from an acquired business.

Segment income included realized losses of $18.2 million and realized gains of $15.9 million in the three months ended March 31, 2008 and 2007, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $5.4 million and losses of $11.9 million on derivatives that settled in the three months ended March 31, 2008 and 2007, respectively. These rules will continue to impact our reported segment results in future periods.

Natural Gas Hedging

Natural gas is the principal fuel used in the processing of aluminum and production of our rolled aluminum products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. In the fourth quarter of 2007, we began accounting for these contracts as ineffective hedges with the related gains and losses recognized in “Gains on derivative financial instruments.” Prior to fourth quarter of 2007, these contracts were accounted for as cash flow hedges, with gains and losses recognized in “Cost of sales” in the same period as the underlying gas purchases. Segment income included gains on the settlement of these contracts totaling $0.5 million in the first quarter of 2008 as compared to losses of $0.9 million in the first quarter of 2007, respectively. As a result of the application of purchase accounting rules, we did not recognize additional cash gains of $2.5 million in our segment income for the first quarter of 2007 associated with natural gas hedges that settled during the period. There were no such losses in the first quarter of 2008.

Financial Risk

Currency

We have exposure to fluctuations in currencies since certain of the purchases and sales entered into by our European rolled and extruded products operations are denominated in currencies other than their functional currencies. We have assumed and entered into foreign currency forward contracts to reduce the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the currency forward contracts are not accounted for as hedges and, as a result, the changes in their fair value are recorded immediately in the Consolidated Statement of Operations. However, as with the aluminum derivatives, our measurement of segment performance only includes gains and losses associated with settled currency derivatives. We recorded realized gains of $7.4 million and $1.5 million within segment income in the three months ended March 31, 2008 and 2007, respectively.

As with our aluminum derivatives, the application of purchase accounting prevented us from recording $0.6 million and $2.1 million of cash flow losses on settled currency hedges during the three months ended March 31, 2008 and 2007, respectively. These rules will continue to impact our reported “Gains on derivative financial instruments” and segment income in future periods.

Interest Rates

We have historically funded, and intend to continue to fund, our operations from our credit facilities. A substantial amount of our indebtedness bears interest at variable rates. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. In March 2008, we further reduced our exposure to interest rate fluctuations by entering into a second interest rate swap to fix the interest we will pay on an incremental portion of our Term Loan

Facility. As a result of these swaps, we were hedged for approximately $750.0 million of Term Loan Facility debt as of March 31, 2008. Under the terms of the swap agreements, we will receive interest based upon LIBOR and pay base rates of 4.93% and 3.45%. These swaps meet the hedge accounting rules under SFAS No. 133 and accordingly, changes in the fair value of the interest rate swaps are included within “Accumulated other comprehensive income” in the Consolidated Balance Sheet. The swaps mature in March 2010 and March 2012.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at March 31, 2008 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at March 31, 2008:

Derivative	Fair value	Impact of 10% adverse price change
	(in millions)
Metal	$68.0	$(17.4)
Natural gas	4.2	(1.4)
Currency	43.7	(30.5)
Interest rate swap	(27.7)	(6.6)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note M of our consolidated financial statements included elsewhere in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and we maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (the “SEC”). As of March 31, 2008, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation of our disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the identification of a material weakness in our internal controls over financial reporting as discussed below.

In “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC (the “Management Report”), management reported that a material weakness existed in the Company’s internal controls over financial reporting as of December 31, 2007 and the Company is in the process of taking remedial action to correct the weakness. Since the remedial steps have not been completed as of March 31, 2008, management performed additional analysis and other procedures to provide reasonable assurance that the consolidated financial statements were prepared in accordance with U.S. GAAP. Not withstanding the existence of the material weakness described below, management believes that the consolidated financial statements included in this quarterly report present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In the Management Report, we determined that there were control deficiencies in the financial statement close process that, when aggregated, constituted a material weakness. The control deficiencies related to (a) the accounting for income taxes, consolidation of subsidiaries, accounting for derivatives instruments, accounting for business combinations and accounting for discontinued operations, (b) the Company having difficulty meeting internal and external reporting timetables, and (c) an imbalance of detect and prevent controls at the business unit level and a lack of emphasis on local level accountability, which resulted in certain undetected errors. During the most recent quarter, we began implementing the remedial measures described in the Management’s Report. Because these remedial measures are in the early stages of implementation, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.

Date: May 15, 2008	By	/s/ JOSEPH M. MALLAK
	Name:	Joseph M. Mallak
	Title:	Senior Vice President, Finance, Controller and
Chief Accounting Officer
(as Chief Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d - 14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d -14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.