Form 10-Q
period 2008-06-30
Aleris International, Inc.
filed 2008-08-12
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 12, 2008, there were 900 shares of the registrant’s common stock outstanding.

ALERIS INTERNATIONAL, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION	3
ITEM 1 FINANCIAL STATEMENTS	3
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4 CONTROLS AND PROCEDURES	41
PART II. OTHER INFORMATION	42
ITEM 6 EXHIBITS	42
SIGNATURES	43
EXHIBIT INDEX	44
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$112.7	$109.9
Accounts receivable (net of allowances of $18.1 and $17.4 at June 30, 2008 and December 31, 2007)	849.9	668.0
Inventories	994.4	839.7
Deferred income taxes	36.1	41.6
Derivative financial instruments	67.4	30.6
Prepaid expenses and other current assets	61.3	40.6
Assets of discontinued operations - current	—	254.1

Total Current Assets	2,121.8	1,984.5
Property, plant and equipment, net	1,492.2	1,423.5
Goodwill	1,259.7	1,219.1
Intangible assets, net	320.6	329.9
Derivative financial instruments	85.4	56.4
Deferred income taxes	10.8	10.8
Other assets	90.7	96.3

Total Assets	$5,381.2	$5,120.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$781.5	$687.4
Accrued liabilities	281.2	226.0
Deferred income taxes	25.2	25.2
Current maturities of long-term debt	22.0	20.6
Liabilities of discontinued operations - current	—	67.5

Total Current Liabilities	1,109.9	1,026.7
Long-term debt	2,817.7	2,743.7
Deferred income taxes	177.3	177.3
Accrued pension benefits	154.3	155.8
Accrued postretirement benefits	54.7	52.5
Other long-term liabilities	113.6	113.8
Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued	—	—
Common stock; par value $.01; 900 shares authorized and issued	—	—
Additional paid-in capital	854.4	852.6
Retained deficit	(127.5)	(129.0)
Accumulated other comprehensive income	226.8	127.1

Total Stockholder’s Equity	953.7	850.7

Total Liabilities and Stockholder’s Equity	$5,381.2	$5,120.5

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions)

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
Revenues	$1,714.2	$1,468.1	$3,274.7	$2,924.6
Cost of sales	1,597.0	1,357.9	3,054.1	2,744.2

Gross profit	117.2	110.2	220.6	180.4
Selling, general and administrative expense	79.2	62.5	155.8	128.3
Restructuring and other charges	4.2	1.6	13.7	8.8
Gains on derivative financial instruments	(21.1)	(22.5)	(60.4)	(29.2)

Operating income	54.9	68.6	111.5	72.5
Interest expense	56.2	49.8	113.8	100.3
Interest income	(0.6)	(0.5)	(1.4)	(1.2)
Other (income) expense, net	(1.2)	(0.5)	(4.2)	0.4

Income (loss) from continuing operations before provision for income taxes and minority interests	0.5	19.8	3.3	(27.0)
Provision for (benefit from) income taxes	1.1	(3.1)	3.1	(5.7)

(Loss) income from continuing operations before minority interests	(0.6)	22.9	0.2	(21.3)
Minority interests, net of provision for income taxes	0.3	0.2	0.5	0.4

(Loss) income from continuing operations	(0.9)	22.7	(0.3)	(21.7)
Income from discontinued operations, net of tax	—	12.2	3.7	3.5

Net (loss) income	$(0.9)	$34.9	$3.4	$(18.2)

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	For the six months ended June 30
	2008	2007
Operating activities
Net income (loss)	$3.4	$(18.2)
Less: Income from discontinued operations	3.7	3.5

Loss from continuing operations	(0.3)	(21.7)
Depreciation and amortization	114.1	81.2
Provision for (benefit from) deferred income taxes	5.5	(5.8)
Restructuring and other charges:
Charges	13.7	8.8
Payments	(16.3)	(9.1)
Stock-based compensation expense	1.8	1.8
Unrealized gains on derivative financial instruments	(77.4)	(40.3)
Charges related to fair value of inventory in purchase accounting	0.3	44.6
Other non-cash charges	7.5	5.8
Change in operating assets and liabilities	(236.8)	25.2

Net cash (used) provided by operating activities of continuing operations	(187.9)	90.5
Investing activities
Acquisition of Aleris International, Inc.	—	(11.5)
Sale of Zinc Business	275.9	—
Purchase of businesses, net of cash acquired	(18.6)	(38.2)
Payments for property, plant and equipment	(82.9)	(87.3)
Other	1.8	(0.2)

Net cash provided (used) by investing activities of continuing operations	176.2	(137.2)
Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	42.1	(9.4)
Payments on long-term debt	(10.1)	(3.1)
Other	(2.1)	(0.1)

Net cash provided (used) by financing activities of continuing operations	29.9	(12.6)
Effect of exchange rate differences on cash and cash equivalents	7.1	2.9

Cash flows provided (used) by continuing operations	25.3	(56.4)
Cash flows of discontinued operations:
Operating cash flows	(22.5)	10.0
Investing cash flows	—	(4.9)
Cash and cash equivalents at beginning of period	109.9	126.1

Cash and cash equivalents at end of period	$112.7	$74.8

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2008

(amounts in millions, except share and per share data)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. On January 11, 2008, we sold all the outstanding shares of capital stock of each of U.S. Zinc Corporation, Interamerican Zinc, Inc., and Aleris Asia Pacific Zinc (Barbados) Ltd. together with their wholly owned subsidiaries (the “Zinc Business”). As a result, the Zinc Business has been reported as a discontinued operation. This is more fully described in Note D. Unless otherwise indicated, amounts in the notes to the consolidated financial statements refer to continuing operations. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$152.8	$—	$152.8	$—
Derivative liabilities	(25.6)	(1.4)	(24.2)	—

Net derivative assets (liabilities)	$127.2	$(1.4)	$128.6	$—

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. Such financial instruments consist of purchase and sales contracts for aluminum as well as certain alloys used in our production processes, interest rate swaps, natural gas collars, and foreign currency contracts. The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are generally classified within Level 1 or Level 2 of the fair value hierarchy depending on whether the exchange is deemed to be an active market or not.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires acquisition costs to be expensed as incurred, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the statement will not have an impact on previously completed acquisitions; however, the Company is currently evaluating the impact of adoption on future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, this statement will have no impact on the results of operations or financial position.

B. ACQUISITIONS

2008 Acquisitions

We completed the acquisitions of certain assets of A.E., Inc (“A.E.”) and H.T. Aluminum Specialties, Inc. (“H.T.”) in the first quarter of 2008 for an aggregate cash purchase price of $18.6, including acquisition related expenses. The purchase price allocations associated with these acquisitions are preliminary, and the final determination of required purchase accounting adjustments will be made upon the determination of the fair value of certain acquired assets and liabilities, and the completion of integration plans. The results of operations of the acquired businesses are included in the results of operations of the Global Rolled and Extruded Products and Global Recycling reportable segments, respectively, since the dates of acquisition. Pro forma information has not been presented for these acquisitions as the impact to the consolidated financial statements is not material.

2007 Acquisitions

In September 2007, we acquired Wabash Alloys (“Wabash”) for a cash purchase price of $164.3, including acquisition related expenses of $4.4. Wabash produces aluminum casting alloys and molten metal at its facilities in the United States, Canada and Mexico. The purchase price paid was funded through additional indebtedness as discussed in Note F. The acquisition of Wabash, which is included within our Global Recycling segment, is expected to provide opportunities to broaden our customer base and optimize processing capabilities within our specification alloy operations.

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

The following table presents the preliminary allocation of the purchase price related to the Wabash acquisition:

Current assets	$139.3
Property plant and equipment	82.5
Goodwill	44.3
Intangible assets	18.1
Current liabilities	(103.5)
Long-term liabilities	(16.4)

Cash paid	164.3
Less: cash acquired	(5.6)

Cash paid, net of cash acquired	$158.7

We also completed the acquisitions of EKCO Products and Alumox Holding AS in 2007 for an aggregate cash purchase price of $50.8, including acquisition related expenses. The purchase price allocation associated with the Alumox Holding AS acquisition is preliminary, and the final determination of required purchase accounting adjustments will be made upon the determination of the fair value of certain acquired assets and liabilities, and the completion of integration plans. The purchase price allocation associated with the EKCO Products acquisition is final. The results of operations of the acquired businesses are included in the results of operations of the Global Rolled and Extruded Products and Global Recycling reportable segments, respectively, since the dates of acquisition.

C. RESTRUCTURING AND OTHER CHARGES

During the three and six months ended June 30, 2008, we recorded restructuring and other charges totaling approximately $4.2 and $13.7, respectively, of which approximately $1.7 and $5.9 were non-cash related and approximately $2.5 and $7.8 were cash related. The charges primarily resulted from the following activities:

•

We completed the closure of our Toronto, Canada coil coating facility and our Bedford, Ohio coil coating facility within the Global Rolled and Extruded Products segment. We also temporarily idled the majority of production at our Richmond, Virginia rolling mill and announced the closure of our ALSCO divisional headquarters in Raleigh, North Carolina. Production at these facilities will be transferred to other Aleris facilities in North America. As a result, we recorded employee severance and other closure costs in the three and six months ended June 30, 2008 of approximately $1.4 and $6.1, respectively. We also recorded a non-cash asset impairment charge of $1.2 during the three and six months ended June 30, 2008 at our Koblenz, Germany facility.

•

We recorded $0.9 and $1.4 of cash restructuring charges and $4.2 of non-cash asset impairment charges during the three and six months ended June 30, 2008, respectively, primarily related to the shutdown of our Shelbyville, Tennessee Global Recycling operations. Production at this facility has been transferred to other Aleris facilities and all of the affected employees have left their positions as of June 30, 2008. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. The total amount expected to be incurred in connection with the Shelbyville shutdown is $7.5.

The following table presents the activity and the reserve balances related to these restructuring programs for the six months ended June 30, 2008:

For the six months ended June 30, 2008	Employee severance and benefit costs	Asset impairments	Exit costs	Total
Balance at December 31, 2007	$16.7	$—	$3.0	$19.7
Charges recorded in the statement of operations	5.1	5.9	2.7	13.7
Amounts recorded in purchase accounting	(0.2)	—	0.2	—
Cash payments	(12.6)	—	(3.7)	(16.3)
Non-cash charges	—	(5.9)	—	(5.9)

Balance at June 30, 2008	$9.0	$—	$2.2	$11.2

During the three and six months ended June 30, 2007, we incurred costs of $1.6 and $8.8, respectively, primarily related to a potential acquisition that was not consummated and start-up costs associated with our European headquarters.

D. DISCONTINUED OPERATIONS

On January 11, 2008, we sold our Zinc Business for total cash consideration of $295.0, subject to final adjustment for working capital delivered. The Company will provide information technology, accounting and treasury services for a transitional period of approximately nine months, but has no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale.

The “Income from discontinued operations, net of tax” for the eleven days ended January 11, 2008 includes revenues of $16.1, pre-tax loss of $0.8 and net loss of $1.2. The “Income from discontinued operations, net of tax” for the three and six months ended June 30, 2007 includes revenues of $148.0 and $290.6, pre-tax income of $10.8 and $4.8 and net income of $12.2 and $3.5, respectively. The results of discontinued operations for the six months ended June 30, 2008 includes a credit of $4.9 to reflect an adjustment to the estimated loss calculation of the sale of the Zinc Business. Additional adjustments could result as working capital amounts are finalized with the buyer.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the sale of the Zinc Business qualifies as a discontinued operation. Accordingly, the results of operations of the Zinc Business have been reclassified and included in “Income from discontinued operations, net of tax,” within the Consolidated Statement of Operations for the eleven days ended January 11, 2008 and the three and six months ended June 30, 2007. The assets and liabilities of the Zinc Business have also been reclassified and included within the Consolidated Balance Sheet as of December 31, 2007. The applicable interest expense for the eleven days ended January 11, 2008 and the three and six months ended June 30, 2007 has been allocated based on the ratio of net assets for the Zinc Business compared to total net assets of the U.S. entities as the debt held outside the U.S. is not directly attributable to the Zinc Business. The interest expense included in discontinued operations totaled $0.4 for the eleven days ended January 11, 2008 and $4.7 and $9.4 for the three and six months ended June 30, 2007, respectively.

E. INVENTORIES

The components of inventories are:

	June 30, 2008	December 31, 2007
Finished goods	$306.4	$269.5
Raw materials	331.8	296.2
Work in process	308.7	232.9
Supplies	47.5	41.1

Total	$994.4	$839.7

F. LONG-TERM DEBT

Our long-term debt is summarized as follows:

	June 30, 2008	December 31, 2007
Revolving Credit Facility	$426.3	$375.8
Term Loan Facility	1,282.5	1,254.6
9% Senior Notes, due December 15, 2014	598.0	600.0
9% New Senior Notes, due December 15, 2014, net of discount of $4.8	100.6	100.2
10% Senior Subordinated Notes, due December 15, 2016	399.0	400.0
Other	33.3	33.7

Subtotal	2,839.7	2,764.3
Less current maturities	22.0	20.6

Total	$2,817.7	$2,743.7

Revolving Credit Facility

Our Revolving Credit Facility provides senior secured financing of up to $850.0. We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers will also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $50.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of June 30, 2008, we estimate that our borrowing base would have supported borrowings of $788.6. After giving effect to the $426.3 of outstanding borrowings as well as outstanding letters of credit of $33.4, we had $328.9 available for borrowing as of June 30, 2008.

The weighted average interest rate under the Revolving Credit Facility as of June 30, 2008 was 5.06%.

There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

Term Loan Facility

Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. In March 2008, we further reduced our exposure to interest rate fluctuations by entering into a second interest rate swap to fix the interest we will pay on an incremental portion of our Term Loan Facility. As a result of these swaps, we were hedged for approximately $750.0 of Term Loan Facility debt as of June 30, 2008. Under the terms of the swap agreements, we will receive interest based upon LIBOR and pay base rates of 4.93% and 3.45%. Changes in the fair value of the interest rate swaps are included within “Accumulated other comprehensive income” in the Consolidated Balance Sheet. The swaps mature in March 2010 and March 2012, respectively.

At June 30, 2008, the weighted average interest rate for borrowings under the Term Loan Facility was 5.32%.

Senior Notes

On December 19, 2006, Aurora Acquisition Merger Sub, Inc. (“Merger Sub”) issued $600.0 aggregate original principal amount of 9% Senior Notes (“Senior Notes”) under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Aurora Acquisition Holdings, Inc., (“Holdings”) (the “TPG Acquisition”), we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014. In the first quarter of 2008, we retired $2.0 of our Senior Notes for $1.6, resulting in a gain on retirement of $0.4, net of debt issuance costs written off, which is included in “Other (income) expense, net” in the Consolidated Statement of Operations for the six months ended June 30, 2008.

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (“PIK Interest”), or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest. Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the Senior Notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007.

New Senior Notes

On September 11, 2007, we issued $105.4 aggregate original principal amount of 9% New Senior Notes (“New Senior Notes”) under a senior indenture with LaSalle Bank National Association, as trustee. Deutsche Bank Securities, Inc. purchased the New Senior Notes with an original issue discount at 94.87%, less an initial purchaser’s fee and commitment fee. The New Senior Notes mature on December 15, 2014. Interest on the New Senior Notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on December 15, 2007.

Senior Subordinated Notes

On December 19, 2006, Merger Sub issued $400.0 aggregate original principal amount of 10% Senior Subordinated Notes (“Senior Subordinated Notes”) under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the TPG Acquisition, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007. In the first quarter of 2008, we retired $1.0 of our Senior Subordinated Notes for $0.7 resulting in a gain from retirement of $0.3, net of debt issuance costs written off, which is included in “Other (income) expense, net” in the Consolidated Statement of Operations for the six months ended June 30, 2008.

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

We have been named as a potentially responsible party in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and may be named a potentially responsible party in other similar proceedings in the future. It is not anticipated that the costs incurred in connection with the presently pending proceedings will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. Currently and from time to time, we are a party to notices of violation brought by environmental agencies concerning the laws governing air emissions. In connection with certain pending proceedings, we are engaged in discussions with the United States Department of Justice, the United States Environmental Protection Agency and several states for the purpose of resolving in one proceeding similar issues that have arisen at a number of our facilities in different states. Although discussions are ongoing with respect to the amount of penalties and the scope of injunctive relief, the government has recently demanded that we pay a combined civil penalty of $7.2 as part of a consent decree resolving these issues. We do not anticipate that the ultimate amount of penalties combined with the cost of any injunctive relief would have a material adverse effect on our financial position or results of operations.

We are performing operations and maintenance at two Superfund sites for matters arising out of past waste disposal activity associated with closed facilities. We are also under orders or directives to perform environmental remediation by agencies in five states and two non-U.S. countries at eight sites, five of which are located at our operating facilities.

Our aggregate accrual for environmental matters was $46.5 and $45.4 as of June 30, 2008 and December 31, 2007, respectively. Of the environmental liabilities recorded at June 30, 2008 and December 31, 2007, $7.8 and $7.3 is indemnified by Corus Group plc, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The processing of scrap generates solid waste in the form of saltcake and baghouse dust. This material is disposed of at off-site landfills or at permitted landfills at our Morgantown, Kentucky and Wabash, Indiana facilities. If saltcake were ever classified as a hazardous waste in the United States, the costs to manage and dispose of it would increase, which could result in significant increased expenditures.

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At June 30, 2008 and December 31, 2007, our total asset retirement obligations for our landfills were $16.0 and $16.7, respectively.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

H. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
Net (loss) income	$(0.9)	$34.9	$3.4	$(18.2)
Changes in other comprehensive income, net of tax:
Currency translation adjustments	45.3	13.3	94.0	21.7
Unrealized gains on derivative financial instruments:
Net change from periodic revaluations	23.6	0.5	9.1	0.3
Income tax effect	(7.9)	(0.2)	(3.4)	(0.1)

Net unrealized gains on derivative financial instruments	15.7	0.3	5.7	0.2

Comprehensive income	$60.1	$48.5	$103.1	$3.7

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

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Our measure of the profitability of our reportable segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, all unrealized and certain realized losses (gains) on derivative financial instruments, corporate general and administrative costs, including depreciation of corporate assets. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments. In our continued efforts to integrate acquired businesses and to standardize reporting across the global operating segments, we began reporting certain selling, general and administrative expenses previously included within the segments’ operating results as corporate selling, general and administrative expense in 2008 and have reclassified the corresponding prior year’s amounts to conform to this presentation.

Reportable Segment Information

The following table shows our segment assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Assets
Global rolled and extruded products	$3,804.6	$3,396.6
Global recycling	1,321.1	1,158.6
Assets of discontinued operations	—	254.1
Unallocated assets	255.5	311.2

Total consolidated assets	$5,381.2	$5,120.5

The following table shows our revenues and segment income for the three and six months ended June 30, 2008 and 2007:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Global rolled and extruded products	$1,099.7	$1,089.9	$2,101.1	$2,153.5
Global recycling	643.9	417.9	1,230.5	842.0
Intersegment revenues	(29.4)	(39.7)	(56.9)	(70.9)

Total revenues	$1,714.2	$1,468.1	$3,274.7	$2,924.6

Segment income:
Global rolled and extruded products	$40.7	$32.0	$54.9	$49.9
Global recycling	31.6	24.8	50.8	40.9

Total segment income	$72.3	$56.8	$105.7	$90.8

Unallocated amounts:
Corporate general and administrative expenses	(32.4)	(23.4)	(59.5)	(48.9)
Restructuring and other charges	(4.2)	(1.6)	(13.7)	(8.8)
Interest expense	(56.2)	(49.8)	(113.8)	(100.3)
Unallocated gains on derivative financial instruments	20.9	37.1	77.5	39.2
Interest and other income, net	0.1	0.7	7.1	1.0

Income (loss) from continuing operations, before provision for income taxes and minority interests	$0.5	$19.8	$3.3	$(27.0)

J. STOCK-BASED COMPENSATION

In February 2007 the Board of Directors of Holdings approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. Holdings granted an additional 160,000 stock options in the second quarter of 2008 to certain members of the Company’s senior management and directors. As of June 30, 2008, there are 690,711 stock options outstanding. The options have a weighted average exercise price of $100.94 and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.

During the three and six months ended June 30, 2008, we recorded compensation expense associated with these options of $0.8 and $1.8, respectively, and $1.1 and $1.8 for the three and six months ended June 30, 2007, respectively. The weighted-average fair value of the time and event-based options was approximately $49.90 and $36.48 per option, respectively. At June 30, 2008, there was $15.1 of compensation expense that will be recognized over the next four years and $11.6 of compensation expense that will be recognized upon the occurrence of a liquidity event.

The Company used the Monte Carlo Simulation method to estimate the fair value of the stock options granted. Under this method, the estimate of fair value is affected by the assumptions, certain of which are highly complex and subjective. Expected equity volatility was determined based upon historical stock prices of our peer companies. The expected term of the event-based options granted was determined based upon a range of estimates regarding the timing of a liquidity event.

K. INCOME TAXES

Our effective tax rate was 108.5% and 82.2% for the three and six months ended June 30, 2008, respectively, and (16.5)% and 22.4% for the three and six months ended June 30, 2007, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 differed from the federal statutory rate applied to income/losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. As of the date of adoption, we had $2.2 of unrecognized tax benefits, all of which would be recorded against goodwill and other identifiable intangible assets. As of June 30, 2008, we have $12.8 of unrecognized tax benefits. $3.6 of the unrecognized benefit will impact our effective rate if recognized and $9.2 will be recognized against goodwill.

We recognize interest and penalties related to uncertain tax positions within the “Provision for (benefit from) income taxes” in the Consolidated Statement of Operations. As of June 30, 2008, we had approximately $0.2 of accrued interest related to uncertain tax positions.

The 2001 through 2007 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of the second quarter of 2009.

L. EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Components of the net periodic benefit expense for the three and six months ended June 30, 2008 and 2007 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	For the three months ended June 30		For the six months ended June 30		For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.5	$0.7	$1.0	$1.3	$1.3	$1.5	$2.6	$2.7
Interest cost	1.9	1.8	3.8	3.7	3.7	3.1	7.4	6.0
Amortization of net gain	—	—	—	—	(0.1)	—	(0.2)	—
Expected return on plan assets	(2.4)	(2.2)	(4.7)	(4.4)	(2.1)	(1.9)	(4.3)	(3.7)

Net periodic benefit cost	$—	$0.3	$0.1	$0.6	$2.8	$2.7	$5.5	$5.0

Other Postretirement Benefit Plans

The components of net postretirement benefit expense for the three and six months ended June 30, 2008 and 2007 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	For the three months ended June 30		For the six months ended June 30		For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.1	$0.2	$0.2	$0.5	$—	$—	$—	$—
Interest cost	0.8	0.8	1.5	1.6	0.1	—	0.2	—
	(0.1)	—	(0.2)	—	—	—	—	—

Net periodic benefit cost	$0.8	$1.0	$1.5	$2.1	$0.1	$—	$0.2	$—

M. DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum products as well as certain alloys used in our production processes, and certain currency and interest rate exposures. The fair value gains (losses) of outstanding derivative contracts are included in the Consolidated Balance Sheet as “Derivative financial instruments,” “Accrued liabilities,” and

“Other long-term liabilities.” The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008		December 31, 2007
Derivative financial instruments	Fair Value	Deferred gains, net of tax	Fair Value	Deferred gains, net of tax
Natural gas	$8.5	$—	$(0.5)	$—
Aluminum	95.8	—	28.3	—
Currency	27.0	—	24.9	—
Interest rate	(4.1)	(2.5)	(13.2)	(8.2)

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “Gains on derivative financial instruments” in the Consolidated Statement of Operations. Realized (gains) losses totaled the following in the three and six months ended June 30, 2008 and 2007:

	Realized (gains) losses on derivative financial instruments
	For the three months ended		For the six months ended
Derivative financial instruments	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Natural gas	$(2.9)	$(0.5)	$(3.4)	$(2.0)
Aluminum	18.8	16.5	42.4	12.7
Currency	(15.2)	(0.2)	(22.0)	0.4

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

The Global Recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to reduce the risk associated with changes in metal prices. These contracts are not accounted for as hedges and, as a result, the changes in fair value of the contracts are recorded within “Gains on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

Currency Hedging

Certain of our purchases and sales are denominated in currencies other than the functional currency of the entities entering into these agreements. We have entered into foreign currency forward contracts to reduce the impact of currency fluctuations associated with these transactions. As with aluminum derivatives, we do not account for currency derivatives as hedges and, as a result, the changes in their fair value are recorded within “Gains on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

Interest Rate Hedging

As discussed in Note F, during the six months ended June 30, 2008 and 2007, we entered into interest rate swaps to fix the interest rate on a portion of our variable rate borrowings under the Term Loan Facility. Changes in the fair value of the interest rate swap are recorded within “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

N. RELATED PARTY TRANSACTIONS

As discussed in Note J, we recorded $0.8 and $1.8 of compensation expense for the three and six months ended June 30, 2008, respectively, and $1.1 and $1.8 for the three and six months ended June 30, 2007, respectively, associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management and our Board of Directors. In addition, we recorded $2.2 and $4.5 of management fees payable to affiliates of TPG during the three and six months ended June 30, 2008, respectively, and $2.3 and $4.6 during the three and six months ended June 30, 2007, respectively. The amounts recorded in the second quarter of 2008 have been included within “Accrued liabilities” in the Consolidated Balance Sheet.

O. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes, New Senior Notes and Senior Subordinated Notes. Condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes, the New Senior Notes and the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”) are presented below. The condensed consolidating balance sheets are presented as of June 30, 2008 and December 31, 2007 and the condensed consolidating statements of operations are presented for the three and six months ended June 30, 2008 and 2007 and the condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.

	As of June 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1.5	$29.0	$82.2	$—	$112.7
Accounts receivable, net	8.3	300.4	541.2	—	849.9
Inventories	6.0	344.7	643.7	—	994.4
Deferred income taxes	31.7	—	4.4	—	36.1
Derivative financial instruments	4.9	22.2	40.3	—	67.4
Prepaid expenses and other current assets	24.9	8.3	28.1	—	61.3

Total Current Assets	77.3	704.6	1,339.9	—	2,121.8
Property, plant and equipment, net	39.7	342.4	1,110.1	—	1,492.2
Goodwill	—	763.5	496.2	—	1,259.7
Intangible assets, net	65.5	166.4	88.7	—	320.6
Derivative financial instruments	10.1	9.5	65.8	—	85.4
Deferred income taxes	—	—	10.8	—	10.8
Other assets	62.2	3.1	26.5	—	91.8
Investments in subsidiaries/ intercompany receivables (payables), net	3,086.2	(716.0)	(231.7)	(2,139.6)	(1.1)

Total Assets	$3,341.0	$1,273.5	$2,906.3	$(2,139.6)	$5,381.2

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$50.0	$242.5	$489.0	$—	$781.5
Accrued liabilities	78.4	50.8	152.0	—	281.2
Deferred income taxes	—	—	25.2	—	25.2
Current maturities of long-term debt	8.3	0.6	13.1	—	22.0

Total Current Liabilities	136.7	293.9	679.3	—	1,109.9
Long-term debt	2,153.0	1.5	663.2	—	2,817.7
Deferred income taxes	78.5	—	98.8	—	177.3
Accrued pension benefits	—	7.8	146.5	—	154.3
Accrued post-retirement benefits	—	44.7	10.0	—	54.7
Other long-term liabilities	19.1	30.5	64.1	(0.1)	113.6
Stockholder’s Equity	953.7	895.1	1,244.4	(2,139.5)	953.7

Total Liabilities and Stockholder’s Equity	$3,341.0	$1,273.5	$2,906.3	$(2,139.6)	$5,381.2

	As of December 31, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$16.7	$87.8	$—	$109.9
Accounts receivable, net	10.0	227.0	431.0	—	668.0
Inventories	4.4	288.8	546.5	—	839.7
Deferred income taxes	36.9	—	4.7	—	41.6
Derivative financial instruments	—	4.9	25.7	—	30.6
Prepaid expenses and other current assets	4.8	12.5	23.3	—	40.6
Assets of discontinued operations - current	—	240.2	13.9	—	254.1

Total Current Assets	61.5	790.1	1,132.9	—	1,984.5
Property, plant and equipment, net	41.8	343.4	1,038.3	—	1,423.5
Goodwill	—	749.3	469.8	—	1,219.1
Intangible assets, net	67.6	176.7	85.6	—	329.9
Deferred income taxes	—	—	10.8	—	10.8
Derivative financial instruments	—	4.7	51.7	—	56.4
Other assets	67.1	2.8	27.3	—	97.2
Investments in subsidiaries/intercompany receivables (payables), net	2,940.1	(702.8)	(382.9)	(1,855.3)	(0.9)

Total Assets	$3,178.1	$1,364.2	$2,433.5	$(1,855.3)	$5,120.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$19.2	$237.1	$431.1	$—	$687.4
Accrued liabilities	22.6	84.5	118.9	—	226.0
Deferred income taxes	—	—	25.2	—	25.2
Current maturities of long-term debt	8.3	0.7	11.6	—	20.6
Liabilities of discontinued operations - current	—	66.0	1.5	—	67.5

Total Current Liabilities	50.1	388.3	588.3	—	1,026.7
Long-term debt	2,173.2	1.7	568.8	—	2,743.7
Deferred income taxes	85.5	—	91.8	—	177.3
Accrued pension benefits	—	11.1	144.7	—	155.8
Accrued postretirement benefits	—	42.9	9.6	—	52.5
Other long-term liabilities	18.6	30.3	64.9	—	113.8
Stockholder’s Equity	850.7	889.9	965.4	(1,855.3)	850.7

Total Liabilities and Stockholder’s Equity	$3,178.1	$1,364.2	$2,433.5	$(1,855.3)	$5,120.5

	For the three months ended June 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$41.0	$692.3	$990.5	$(9.6)	$1,714.2
Cost of sales	35.5	643.5	927.6	(9.6)	1,597.0

Gross profit	5.5	48.8	62.9	—	117.2
Selling, general and administrative expense	4.8	31.1	43.3	—	79.2
Restructuring and other charges	—	2.7	1.5	—	4.2
Gains on derivative financial instruments	(3.2)	(5.7)	(12.2)	—	(21.1)

Operating income	3.9	20.7	30.3	—	54.9
Interest expense	9.4	44.5	11.8	(9.5)	56.2
Other (income) expense, net	(0.6)	(0.8)	(9.9)	9.5	(1.8)
Equity in net (earnings) loss of affiliates	(4.7)	(26.3)	—	31.0	—

(Loss) income before income taxes	(0.2)	3.3	28.4	(31.0)	0.5
Provision for income taxes	0.7	0.2	0.1	0.1	1.1

(Loss) income before minority interest	(0.9)	3.1	28.3	(31.1)	(0.6)
Minority interests, net of provision for income taxes	—	—	0.3	—	0.3

(Loss) income from continuing operations	(0.9)	3.1	28.0	(31.1)	(0.9)
Income from discontined operations	—	—	—	—	—

Net (loss) income	$(0.9)	$3.1	$28.0	$(31.1)	$(0.9)

	For the three months ended June 30, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$35.7	$576.4	$861.0	$(5.0)	$1,468.1
Cost of sales	29.6	523.0	810.3	(5.0)	1,357.9

Gross profit	6.1	53.4	50.7	—	110.2
Selling, general and administrative expense	3.8	16.4	42.3	—	62.5
Restructuring and other charges	—	0.3	1.3	—	1.6
Gains on derivative financial instruments	(14.4)	(0.2)	(7.9)	—	(22.5)

Operating income	16.7	36.9	15.0	—	68.6
Interest expense	7.2	46.9	6.1	(10.4)	49.8
Other (income) expense, net	(0.9)	(1.9)	(8.6)	10.4	(1.0)
Equity in net (earnings) loss of affiliates	(23.6)	(12.0)	—	35.6	—

Income (loss) before income taxes	34.0	3.9	17.5	(35.6)	19.8
(Benefit from) provision for income taxes	(0.9)	(8.4)	6.2	—	(3.1)

Income (loss) before minority interest	34.9	12.3	11.3	(35.6)	22.9
Minority interests, net of provision for income taxes	—	—	0.2	—	0.2

Income (loss) from continuing operations	34.9	12.3	11.1	(35.6)	22.7
Income (loss) from discontinued operations	—	12.4	(0.2)	—	12.2

Net income (loss)	$34.9	$24.7	$10.9	$(35.6)	$34.9

	For the six months ended June 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$78.4	$1,325.1	$1,898.8	$(27.6)	$3,274.7
Cost of sales	67.5	1,222.1	1,792.1	(27.6)	3,054.1

Gross profit	10.9	103.0	106.7	—	220.6
Selling, general and administrative expense	9.5	59.7	86.6	—	155.8
Restructuring and other charges	0.2	7.4	6.1	—	13.7
Losses (gains) on derivative financial instruments	(0.1)	35.8	(96.1)	—	(60.4)

Operating income	1.3	0.1	110.1	—	111.5
Interest expense	18.9	89.0	24.8	(18.9)	113.8
Other (income) expense, net	(5.9)	(2.5)	(16.1)	18.9	(5.6)
Equity in net loss (earnings) of affiliates	17.6	(60.8)	—	43.2	—

(Loss) income before income taxes	(29.3)	(25.6)	101.4	(43.2)	3.3
(Benefit from) provision for income taxes	(26.8)	(4.9)	34.7	0.1	3.1

(Loss) income before minority interest	(2.5)	(20.7)	66.7	(43.3)	0.2
Minority interests, net of provision for income taxes	—	—	0.5	—	0.5

(Loss) income from continuing operations	(2.5)	(20.7)	66.2	(43.3)	(0.3)
Income (loss) from discontinuing operations	5.9	—	(2.2)	—	3.7

Net income (loss)	$3.4	$(20.7)	$64.0	$(43.3)	$3.4

	For the six months ended June 30, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$71.3	$1,234.1	$1,737.6	$(118.4)	$2,924.6
Cost of sales	61.7	1,140.6	1,660.3	(118.4)	2,744.2

Gross profit	9.6	93.5	77.3	—	180.4
Selling, general and administrative expense	7.4	46.1	74.8	—	128.3
Restructuring and other charges	—	7.5	1.3	—	8.8
Losses on derivative financial instruments	(8.8)	(6.1)	(14.3)	—	(29.2)

Operating income	11.0	46.0	15.5	—	72.5
Interest expense	14.7	89.6	15.9	(19.9)	100.3
Other expense (income), net	(0.2)	(3.0)	(17.5)	19.9	(0.8)
Equity in net loss (earnings) of affiliates	15.0	(11.2)	—	(3.8)	—

(Loss) income before income taxes	(18.5)	(29.4)	17.1	3.8	(27.0)
(Benefit from) provision for income taxes	(0.3)	(9.9)	4.5	—	(5.7)

(Loss) income before minority interest	(18.2)	(19.5)	12.6	3.8	(21.3)
Minority interests, net of provision for income taxes	—	—	0.4	—	0.4

(Loss) income from continuing operations	(18.2)	(19.5)	12.2	3.8	(21.7)
Income (loss) from discontinuing operations	—	4.0	(0.5)	—	3.5

Net (loss) income	$(18.2)	$(15.5)	$11.7	$3.8	$(18.2)

	For the six months ended June 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(13.9)	$(155.4)	$(18.6)	$—	$(187.9)

Investing activities
Sale of Zinc Business	266.4	—	9.5	—	275.9
Purchase of businesses, net of cash acquired	—	(18.6)	—	—	(18.6)
Payments for property, plant and equipment	(1.3)	(11.8)	(69.8)	—	(82.9)
Other	0.7	0.1	1.0	—	1.8

Net cash provided (used) by investing activities	265.8	(30.3)	(59.3)	—	176.2

Financing activities
Net (payments on) proceeds from long-term revolving credit facilities	(13.5)	—	55.6	—	42.1
Payments on long-term debt	(6.8)	—	(3.3)	—	(10.1)
Net transfers with subsidiaries	(239.7)	224.5	15.2	—	—
Other	(2.0)	0.4	(0.5)		(2.1)

Net cash (used) provided by financing activities	(262.0)	224.9	67.0	—	29.9

Effect of exchange rate differences on cash and cash equivalents	—	—	7.1	—	7.1

Cash flow (used) provided by continuing operations	(10.1)	39.2	(3.8)	—	25.3
Cash flow of discontinued operations:
Operating cash flows	6.2	(26.9)	(1.8)	—	(22.5)
Cash and cash equivalents at beginning of period	5.4	16.7	87.8	—	109.9

Cash and cash equivalents at end of period	$1.5	$29.0	$82.2	$—	$112.7

	For the six months ended June 30, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$5.6	$15.8	$69.1	$—	$90.5

Investing activities
Acquisition of Aleris International, Inc	(11.5)	—	—	—	(11.5)
Purchase of businesses, net of cash acquired	—	(38.2)	—	—	(38.2)
Payments for property, plant and equipment	(1.2)	(15.0)	(71.1)	—	(87.3)
Other	—	(0.2)	—	—	(0.2)

Net cash used by investing activities	(12.7)	(53.4)	(71.1)	—	(137.2)

Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	59.4	(0.2)	(68.6)	—	(9.4)
Payments on long-term debt	(2.1)	—	(1.0)	—	(3.1)
Other	—	0.9	(1.0)	—	(0.1)
Net transfers with subsidiaries	(52.3)	28.5	23.8	—	—

Net cash provided (used) by financing activities	5.0	29.2	(46.8)	—	(12.6)

Effect of exchange rate differences on cash and cash equivalents	—	—	2.9	—	2.9

Cash flow used by continuing operations	(2.1)	(8.4)	(45.9)	—	(56.4)
Cash flow of discontinued operations:
Operating cash flows	—	11.0	(1.0)	—	10.0
Investing cash flows	—	(1.5)	(3.4)	—	(4.9)
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	—	126.1

Cash and cash equivalents at end of period	$1.3	$10.9	$62.6	$—	$74.8

P. SUBSEQUENT EVENT

On July 12, 2008, we announced the permanent closure of the Global Rolled and Extruded Products segment’s Cap de la Madeleine, Quebec aluminum rolling mill facility will occur following an orderly shut down of all remaining activities at the facility because of the permanent and irreparable damage suffered by the operations as a result of the ongoing labor issues. We had been engaged in negotiations and discussions regarding a new collective bargaining agreement for many months with representatives of the union representing production and maintenance workers at the facility. The union failed to ratify a new agreement during these negotiations and ultimately rejected our final proposal for a new collective bargaining agreement twice in July 2008.

We estimate the closure will result in recording non-cash restructuring and other asset impairment charges in the third quarter of 2008 ranging from $40.0 to $50.0 primarily related to the write down of property, plant and equipment, inventory, and other current assets to their fair value. In addition, we estimate the closure will result in recording cash restructuring charges of $6.0 to $8.0 related to severance costs and $3.0 to $5.0 related to environmental and other closure costs. While the closure is expected to result in the termination or curtailment of the defined benefit pension and other postemployment benefit plans covering the affected employees, no determination has been made regarding the ultimate course of action to be taken by the Company. As a result, it is not yet practicable to estimate the impact that the closure will have on our results of operations or financial condition relative to these employee benefit plan obligations. We will record the impact of such termination or curtailment in the third quarter.

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

OVERVIEW

We are a global leader in aluminum rolled products and extrusions, aluminum recycling and specification alloy production. We generate substantially all of our revenues from the manufacture and sale of these products. We are a wholly-owned subsidiary of Aurora Acquisitions Holdings, Inc., a company formed by TPG for the purpose of acquiring us.

On January 11, 2008, we sold our Zinc Business for $295.0 million, subject to final adjustment for working capital delivered, and accordingly, the businesses comprising the Global Zinc segment have been reported as discontinued operations and excluded from the information shown below.

Our reportable segments consist of Global Rolled and Extruded Products and Global Recycling. Segment performance is measured utilizing segment income which includes gross profits, segment specific realized gains and losses on derivative financial instruments, other expense (income) and segment specific selling, general and administrative expense. Corporate other expense (income), corporate general and administrative expenses, all unrealized and certain realized gains and losses on derivative financial instruments, restructuring and other charges, management fees to affiliates of TPG, interest expense, interest income, losses on the early extinguishment of debt and provisions for income taxes are not allocated to individual segments. In our efforts to integrate acquired businesses and to standardize reporting across the global operating segments, we began reporting certain selling, general and administrative expenses previously included within the segments’ operating results as corporate selling, general and administrative expense in the first quarter of 2008 and have reclassified the corresponding prior year amounts to conform to this presentation.

In the three and six months ended June 30, 2008, we generated revenues of approximately $1.7 billion and $3.3 billion, respectively, and segment income of $72.3 million and $105.7 million, respectively, compared to revenues of approximately $1.5 billion and $2.9 billion and segment income of $56.8 million and $90.8 million in the three and six months ended June 30, 2007, respectively. Our segment operating results for the three and six months ended June 30, 2008 reflects the negative impacts of the application of purchase accounting totaling approximately $7.1 million and $14.5 million, respectively. These amounts primarily represent incremental amortization expense associated with the finalization of the finite-lived intangible assets recorded in connection with the TPG Acquisition. Our operating results were also negatively impacted by the application of purchase accounting in the three and six months ended June 30, 2007, during which we recorded $0.5 million and $44.7 million of additional cost of goods sold resulting from the adjustment to record acquired inventory to fair value in connection with the TPG acquisition. In addition, the application of purchase accounting rules have prevented us from reflecting $5.9 million and $11.8 million of economic gains associated with settled derivative financial instruments in segment income in the three and six months ended June 30, 2008, respectively, and $19.1 million and $30.6 million in the comparable periods of 2007.

Our continued focus on achieving cost reductions from the implementation of companywide productivity initiatives and synergies from acquisitions led to the realization of cost reductions totaling approximately $29.0 million and $56.0 million in the three and six months ended June 30, 2008. However, the positive impact of these cost savings initiatives as well as improved material margins and the impact of acquired businesses were partially offset by lower volumes and higher hardener, freight, energy, and personnel costs.

Further impacting our operating results was interest expense of $56.2 million and $113.8 million in the three and six months ended June 30, 2008, respectively, and $49.8 million and $100.3 million in the comparable periods of 2007. Interest expense in the three months ended June 30, 2008 increased as compared to the corresponding period in 2007 as average indebtedness levels increased, primarily in connection with the acquisitions of Wabash, EKCO Products and Alumox Holdings AS (the “2007 Acquisitions”), and due to the unfavorable impact of changes in currency exchange rates.

The following table presents key financial and operating data on a consolidated basis for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30		Percent change	For the six months ended June 30		Percent change
	2008	2007		2008	2007
	(in millions, except for percentages)
Revenues	$1,714.2	$1,468.1	17%	$3,274.7	$2,924.6	12%
Cost of sales	1,597.0	1,357.9	18	3,054.1	2,744.2	11

Gross profit	117.2	110.2	6	220.6	180.4	22
Gross profit as a percentage of revenues	6.8%	7.5%		6.7%	6.2%
Selling, general and administrative expense	79.2	62.5	27	155.8	128.3	21
Restructuring and other charges	4.2	1.6	163	13.7	8.8	56
Gains on derivative financial instruments	(21.1)	(22.5)	(6)	(60.4)	(29.2)	107

Operating income	54.9	68.6	(20)	111.5	72.5	54
Interest expense	56.2	49.8	13	113.8	100.3	13
Interest income	(0.6)	(0.5)	20	(1.4)	(1.2)	17
Other (income) expense, net	(1.2)	(0.5)	140	(4.2)	0.4	*

Income (loss) from continuing operations before provision for income taxes and minority interests	0.5	19.8	(97)	3.3	(27.0)	*
Provision for (benefit from) income taxes	1.1	(3.1)	*	3.1	(5.7)	*

(Loss) income from continuing operations before minority interests	(0.6)	22.9	*	0.2	(21.3)	*
Minority interests, net of provision for income taxes	0.3	0.2	50	0.5	0.4	25

(Loss) income from continuing operations	$(0.9)	$22.7	* %	$(0.3)	$(21.7)	(99)%

Total segment income	$72.3	$56.8		$105.7	$90.8
Corporate general and administrative expenses	(32.4)	(23.4)		(59.5)	(48.9)
Restructuring and other charges	(4.2)	(1.6)		(13.7)	(8.8)
Interest expense	(56.2)	(49.8)		(113.8)	(100.3)
Unallocated gains on derivative financial instruments	20.9	37.1		77.5	39.2
Unallocated interest and other income, net	0.1	0.7		7.1	1.0

Income (loss) from continuing operations before provision for income taxes and minority interests	$0.5	$19.8		$3.3	$(27.0)

*	Results not meaningful

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenues

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	For the three months ended June 30		Percent change
	2008	2007
	(in millions, except for percentages)
Revenues:
Global Rolled and Extruded Products	$1,099.7	$1,089.9	1%
Global Recycling	643.9	417.9	54
Intersegment revenues	(29.4)	(39.7)	(26)

Consolidated revenues	$1,714.2	$1,468.1	17%

Pounds shipped:
Global Rolled and Extruded Products	523.3	527.3	(1)%
Global Recycling	878.2	784.1	12

Total pounds shipped	1,401.5	1,311.4	7%

Consolidated revenues for the three months ended June 30, 2008 increased $246.1 million as compared to the three months ended June 30, 2007. The 2007 Acquisitions and the acquisition of certain assets of A.E. and H.T. in the first quarter of 2008 accounted for an incremental $230.8 million of consolidated revenues. Excluding the impact of the 2007 Acquisitions and the acquisition of certain assets of A.E., Global Rolled and Extruded Products revenues decreased $5.8 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as movements in currency exchange rates and improved rolling margins favorably impacting our revenues were offset by the impacts of lower average primary aluminum prices and lower shipment levels. Excluding the impact of the 2007 Acquisitions and the acquisition of H.T., Global Recycling revenues increased $10.8 million in the three months ended June 30, 2008 compared to the prior year period primarily due to higher average aluminum prices and favorable movements in currency exchange rates offset by lower shipment levels.

Global Rolled and Extruded Products Revenues

Global Rolled and Extruded Products revenues for the three months ended June 30, 2008 increased $9.8 million compared to the three months ended June 30, 2007. This increase was primarily due to the following:

•	Changes in currency exchange rates, which increased revenues by approximately $89.0 million; and

•	The 2007 Acquisitions and the acquisition of certain assets of A.E., which combined to generate $15.6 million of revenue in the second quarter of 2008.

These increases were partially offset by the following:

•

A decrease in shipment levels in the second quarter of 2008 as compared to the second quarter of 2007 of approximately 4.0%, excluding the impact of the 2007 Acquisitions and the acquisition of certain assets of A.E., resulting in decreased revenues of approximately $81.0 million. The reduction in shipments is a result of reduced demand in the North American housing segment and across most other industry segments served by our North American operations as well as reductions associated with softening demand in Europe; and

•

Despite the lower demand, rolling margins improved in the second quarter of 2008 as compared to the second quarter of 2007 but were more than offset by decreases in the average price of primary aluminum passed on to our customers resulting in a net decrease in revenues of approximately $22.0 million.

Global Recycling Revenues

Global Recycling revenues increased $226.0 million in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was primarily due to the following:

•	The revenues associated with the 2007 Acquisitions and the acquisition of H.T., which combined to contribute revenues of $215.2 million in the second quarter of 2008;

•	Favorable changes in currency exchange rates, which increased revenues by approximately $29.0 million; and

•	An increase in the average price of aluminum passed along to our customers in the second quarter of 2008 as compared to the prior year period.

These increases were partially offset by the following:

•

Shipment levels decreased by approximately 12.0%, excluding the impact of the 2007 Acquisitions and the acquisition of H.T., in the three months ended June 30, 2008 compared to the prior year period. The decrease in shipment levels was principally due to lower demand from our U.S. automotive customers which more than offset increased European industrial activity.

Segment Income and Gross Profit

	For the three months ended June 30		Percent change
	2008	2007
	(in millions, except percentages)
Segment income:
Global Rolled and Extruded Products	$40.7	$32.0	27%
Global Recycling	31.6	24.8	27

Total segment income	72.3	56.8	27%
Items not included in gross profit:
Segment selling, general and administrative expense	46.8	39.1	20%
Realized (gains) losses on derivative financial instruments	(0.2)	14.8	*
Other expense, net	(1.7)	(0.5)	240

Gross profit	$117.2	$110.2	6%

*	Results not meaningful

Global Rolled and Extruded Products Segment Income

Global Rolled and Extruded Products segment income for the three months ended June 30, 2008 increased by $8.7 million compared to the three months ended June 30, 2007. This increase was primarily due to the following:

•	Gross productivity and acquisition synergy related savings, which positively impacted segment income by an estimated $23.0 million in the second quarter of 2008;

•

The lessening impact of the application of purchase accounting rules preventing the recognition of economic benefits related to acquired aluminum, currency and natural gas derivatives that settled during the second quarter of 2008 and 2007. Segment income was lower by approximately $7.0 million and $19.0 million in the second quarter of 2008 and 2007, respectively, as a result of these rules;

•

Material margins were impacted by lower negative variance from metal price lag and improved spreads in Europe partially offset by tighter scrap spreads in North America, which increased segment income by an estimated $2.0 million; and

•	The impact of movements of currency exchange rates, which resulted in an increase in segment income of approximately $17.0 million.

These increases were partially offset by the following:

•	Lower volumes during the second quarter of 2008 compared to the prior year period, which decreased segment income by approximately $19.0 million;

•	Higher depreciation and amortization expense associated with purchase accounting, which reduced segment income by approximately $4.0 million;

•	Higher hardener, freight, energy and personnel costs, which reduced segment income by approximately $19.0 million.

Global Recycling Segment Income

Global Recycling segment income in the three months ended June 30, 2008 increased by $6.8 million compared to the prior year period due primarily to approximately $17.0 million of benefits from the impact of higher LME on aluminum sales and improved scrap spreads. Segment income was also positively impacted by approximately $14.0 million of acquisition related synergies and productivity savings, primarily related to the 2007 Acquisitions. These improvements in segment results were partially offset by reductions in segment income of approximately $12.0 million associated with decreased volumes, approximately $9.0 million from the impacts of higher input and landfill costs and approximately $3.0 million of higher depreciation and amortization costs.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $16.7 million in the three months ended June 30, 2008 as compared to the prior year period.

•

Corporate SG&A expense increased approximately $9.0 million primarily due to higher professional fees associated with certain global procurement savings initiatives, increased head count resulting from our plans to remediate our material weakness in internal controls, increased depreciation expense and changes in currency exchange rates.

•

Segment SG&A expense increased $7.7 million in the second quarter of 2008 as compared to the prior year period. The 2007 Acquisitions comprised $1.5 million of the increase, and we recorded additional amortization of intangible assets of $6.1 million in connection with the TPG Acquisition. Additionally, changes in currency exchange rates resulted in an increase of approximately $4.0 million. These increases in SG&A expenses were partially offset by an estimated $2.0 million of cost savings resulting from cost reduction initiatives led by integration activities and our Six Sigma program.

As a percentage of revenues, consolidated SG&A expense increased from 4.3% in the three months ended June 30, 2007 to 4.6% in the three months ended June 30, 2008.

Restructuring and Other Charges

During the three months ended June 30, 2008, we recorded restructuring and other charges totaling $4.2, of which $1.7 million was non-cash related and $2.5 was cash related. The charges primarily resulted from a non-cash asset impairment charge of $1.2 million at our Koblenz, Germany facility and the closure of our Bedford, Ohio coil coating facility within the Global Rolled and Extruded Products segment as well as our Shelbyville, Tennessee specification alloys operations within our Global Recycling segment.

Gains on Derivative Financial Instruments

Amounts recorded within “Gains on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges under SFAS No 133. During the three months ended June 30, 2008, we recorded $18.8 million of realized losses on our metal derivative financial instruments and $15.2 million of realized gains on our currency derivative financial instruments. Purchase accounting rules under U.S. GAAP prevented us from including in segment income $5.9 million of economic gains related to metal and currency derivative financial instruments that settled during the three months ended June 30, 2008. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments. Realized gains and losses are included within the income of the respective segments to which the derivatives relate.

During the three months ended June 30, 2008, we recorded an unrealized gain of $32.9 million on metal derivative financial instruments and an unrealized loss of $15.3 million on currency derivative financial instruments. These resulted from the favorable movement of the LME prices of aluminum and zinc and an unfavorable movement in the U.S. dollar to euro exchange rates from March 31, 2008 (or the time the contractual terms of the derivative instruments were agreed upon if after March 31, 2008) to June 30, 2008. The gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the three months ended June 30, 2007 we recorded net realized and unrealized gains of $22.0 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense in the three months ended June 30, 2008 increased $6.4 million from the comparable period of 2007. The increase resulted from higher levels of debt outstanding, primarily as a result of the 2007 Acquisitions, and due to the unfavorable impact of changes in currency exchange rates.

Provision for Income Taxes

Our effective tax rate was 108.5% and (16.5)% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate for the three months ended June 30, 2008 and 2007 differed from the federal statutory rate applied to income (losses) before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

Discontinued Operations

On January 11, 2008, we sold our Zinc Business for total cash consideration of $295.0 million, subject to final adjustment for working capital delivered. The Company will provide information technology, accounting and treasury services for a transitional period of approximately nine months, but has no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale. We applied the proceeds from the sale of the Zinc Business to pay down the Revolving Credit Facility.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Revenues

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	For the six months ended June 30		Percent change
	2008	2007
	(in millions, except for percentages)
Revenues:
Global Rolled and Extruded Products	$2,101.1	$2,153.5	(2)%
Global Recycling	1,230.5	842.0	46
Intersegment revenues	(56.9)	(70.9)	(20)

Consolidated revenues	$3,274.7	$2,924.6	12%

Pounds shipped:
Global Rolled and Extruded Products	1,040.3	1,083.5	(4)%
Global Recycling	1,762.6	1,541.8	14

Total pounds shipped	2,802.9	2,625.3	7%

Consolidated revenues for the six months ended June 30, 2008 increased $350.1 million as compared to the six months ended June 30, 2007. Contributing to the increase were the 2007 Acquisitions and the acquisitions of certain assets of A.E. and H.T. which combined accounted for an incremental $448.5 million. Excluding the impact of the 2007 Acquisitions and the acquisition of certain assets of A.E., Global Rolled and Extruded Products revenues decreased $105.7 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as movements in currency exchange rates and higher rolling margins were more than offset by the impacts of lower average primary aluminum prices and lower shipment levels. Excluding the impact of the 2007 Acquisition and the acquisition of H.T., Global Recycling revenues decreased $6.6 million in the six months ended June 30, 2008 compared to the prior year period primarily due to lower average aluminum prices and lower shipment levels which more than offset movements in currency exchange rates.

Global Rolled and Extruded Products Revenues

Global Rolled and Extruded Products revenues for the six months ended June 30, 2008 decreased $52.4 million compared to the six months ended June 30, 2007. This decrease was primarily due to the following:

•

A decrease in shipment levels in the first half of 2008 as compared to the first half of 2007 of approximately 7.0%, excluding the impact of the 2007 Acquisitions and the acquisition of certain assets of A.E. in the first quarter of 2008, resulting in decreased revenues of $176.5 million. The reduction in shipments is a result of reduced demand in the North American housing segment and across most other industry segments served by our North American operations as well as reductions associated with softening demand in Europe; and

•

Despite the lower demand, rolling margins improved in the first half of 2008 as compared to the first half of 2007 but were more than offset by decreases in the average price of primary aluminum passed on to our customers resulting in a net decrease in revenues of approximately $74.0 million.

These decreases were partially offset by the following:

•	The 2007 Acquisitions and the acquisition of certain assets of A.E., which generated combined incremental revenues of $53.4 million in the first half of 2008; and

•	Changes in currency exchange rates, which increased revenues by approximately $159.0 million.

Global Recycling Revenues

Global Recycling revenues increased $388.5 million in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to the following:

•	The revenues associated with the 2007 Acquisitions and the acquisition of H.T., which combined to generate revenues of $395.1 million; and

•	Changes in currency exchange rates which increased revenues by approximately $55.0 million.

These increases were partially offset by the following:

•

Shipment levels which decreased approximately 9.0%, excluding the impact of the 2007 Acquisitions and the acquisition of H.T., in the first half of 2008 compared to the prior year period. The decrease in shipment levels was principally due to decreases with our U.S. automotive customers which more than offset increased European industrial activity; and

•	A decrease in the average price of aluminum passed along to our customers in the first half of 2008 as compared to the prior year period.

Segment Income and Gross Profit

	For the six months ended June 30		Percent change
	2008	2007
	(in millions, except percentages)
Segment income:
Global Rolled and Extruded Products	$54.9	$49.9	10%
Global Recycling	50.8	40.9	24

Total segment income	105.7	90.8	16%
Items not included in gross profit:
Segment selling, general and administrative expense	96.3	79.4	21%
Realized losses on derivative financial instruments	17.1	10.0	71
Other expense (income), net	1.5	0.2	*

Gross profit	$220.6	$180.4	22%

*	Results not meaningful

Global Rolled and Extruded Products Segment Income

Global Rolled and Extruded Products segment income for the six months ended June 30, 2008 increased by $5.0 million compared to the six months ended June 30, 2007. This increase was primarily due to the following:

•	Gross productivity and acquisition synergy related savings which positively impacted segment income by an estimated $41.0 million in the first half of 2008;

•

The lessening impact of the application of purchase accounting rules preventing the recognition of economic benefits related to acquired aluminum, currency and natural gas derivatives that settled during the first half of 2008 and 2007. Segment income was lower by approximately $14.0 million and $33.0 million in the first half of 2008 and 2007, respectively, as a result of these rules. Further, the 2007 results were negatively impacted by approximately $40.0 million of additional cost of sales resulting from purchase accounting adjustments to record acquired inventories to fair value in connection with the TPG Acquisition; and

•	The impact of movements of currency exchange rates, which resulted in an increase in segment income of approximately $11.0 million.

These increases were partially offset by the following:

•	Lower volumes during the first half of 2008 compared to the prior year period which reduced segment income by approximately $46.0 million;

•

Material margins were negatively impacted by metal price lag and tighter scrap spreads in North America which more than offset improved pricing and mix in Europe, which reduced segment income by an estimated $13.0 million;

•	Higher depreciation and amortization expense associated with purchase accounting, which reduced segment income by approximately $11.0 million; and

•	Higher hardener, freight, energy and personnel costs, which reduced segment income by approximately $33.0 million.

Global Recycling Segment Income

Global Recycling segment income in the six months ended June 30, 2008 increased by $9.9 million compared to the prior year period due primarily to approximately $24.0 million of benefits from improved scrap spreads and the impact of higher LME on aluminum sales. Segment income was also positively impacted by approximately $20.0 million of gross acquisition related synergies and productivity savings, primarily related to the 2007 Acquisitions, in the first half of 2008. These improvements in segment results were partially offset by reductions in segment income of approximately $15.0 million associated with decreased volumes, approximately $16.0 million from the impacts of general inflation, higher input and landfill costs and, increased depreciation and amortization expense of approximately $5.0 million.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $27.5 million in the six months ended June 30, 2008 as compared to the prior year period.

•

Corporate SG&A expense increased $10.6 million primarily due to higher professional fees associated with certain global procurement savings initiatives, increased head count resulting from our plans to remediate our material weakness in internal controls, increased depreciation expense and changes in currency exchange rates.

•

Segment SG&A expense increased $16.9 million in the first half of 2008 as compared to the prior year period. The 2007 Acquisitions comprised $3.1 million of the increase, and we recorded additional amortization of intangible assets of $12.4 million in connection with the TPG Acquisition. Additionally, changes in currency exchange rates resulted in an increase of approximately $7.0 million. These increases in SG&A expenses were partially offset by an estimated $5.0 million of cost savings resulting from cost reduction initiatives led by integration activities and our Six Sigma program.

As a percentage of revenues, consolidated SG&A expense increased from 4.4% in the six months ended June 30, 2007 to 4.8% in the six months ended June 30, 2008.

Restructuring and Other Charges

During the six months ended June 30, 2008, we recorded restructuring and other charges totaling $13.7 million, of which $5.9 million were non-cash related and $7.8 million were cash related. The charges primarily resulted from the following activities:

•

We completed the closure of our Toronto, Canada coil coating facility and our Bedford, Ohio coil coating facility within the Global Rolled and Extruded Products segment. We also temporarily idled the majority of production at our Richmond, Virginia rolling mill and announced the closure of our ALSCO divisional headquarters in Raleigh, North Carolina. Production at these facilities will be transferred to other Aleris facilities in North America. As a result, we recorded employee severance and other closure costs in the six months ended June 30, 2008 of $6.1 million. We also recorded a non-cash asset impairment charge of $1.2 million during the six months ended June 30, 2008 at our Koblenz, Germany facility.

•

We recorded $1.4 million of cash restructuring charges and $4.2 million of non-cash asset impairment charges during the six months ended June 30, 2008, primarily related to the shutdown of our Shelbyville, Tennessee Global Recycling operations. Production at this facility has been transferred to other Aleris facilities and all of the affected employees have left their positions as of June 30, 2008. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. The total amount expected to be incurred in connection with the Shelbyville shutdown is $7.5 million.

Gains on Derivative Financial Instruments

Amounts recorded within “Gains on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges under SFAS No 133. During the six months ended June 30, 2008, we recorded $42.4 million of realized losses on our metal derivative financial instruments and $22.0 million of realized gains on our currency derivative financial instruments. Purchase accounting rules under U.S. GAAP prevented us from including in segment income $11.8 million of economic gains related to metal and currency derivative financial instruments that settled during the six months ended June 30, 2008. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments. Realized gains, net of adjustments to comply with purchase accounting rules, have been included within the income of the respective segments to which the derivatives relate.

During the six months ended June 30, 2008, we also recorded unrealized gains of $67.6 million on metal derivative financial instruments and $0.8 million on currency derivative financial instruments. These gains resulted from the favorable movement of the LME prices of aluminum and zinc as well as U.S. dollar to euro exchange rates from December 31, 2007 (or the time the contractual terms of the derivative instruments were agreed upon if after December 31, 2007) to June 30, 2008. The gains are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the six months ended June 30, 2007 we recorded net realized and unrealized gains of approximately $27.2 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense in the six months ended June 30, 2008 increased $13.5 million from the comparable period of 2007. The increase resulted from higher levels of debt outstanding, primarily as a result of the 2007 Acquisitions, and due to the unfavorable impact of changes in currency exchange rates.

Provision for Income Taxes

Our effective tax rate was 82.2% and 22.4% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

Discontinued Operations

On January 11, 2008, we sold our Zinc Business for total cash consideration of $295.0 million, subject to final adjustment for working capital delivered. The Company will provide information technology, accounting and treasury services for a transitional period of approximately nine months, but has no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale. We applied the proceeds from the sale of the Zinc Business to pay down the Revolving Credit Facility.

Income from discontinued operations, net of tax, for the six months ended June 30, 2008 was $3.7 million as compared to $3.5 million for the same period in 2007. The income from discontinued operations in the first half of 2007 reflects the impact of purchase accounting which resulted in additional cost of goods sold associated with the write-up of acquired inventory of $11.0 million.

Subsequent Event

On July 12, 2008, we announced the permanent closure of the Global Rolled and Extruded Products segment’s Cap de la Madeleine, Quebec aluminum rolling mill facility will occur following an orderly shut down of all remaining activities at the facility because of the permanent and irreparable damage suffered by the operations as a result of the ongoing labor issues. We had been engaged in negotiations and discussions regarding a new collective bargaining agreement for many months with representatives of the union representing production and maintenance workers at the facility. The union failed to ratify a new agreement during these negotiations and ultimately rejected our final proposal for a new collective bargaining agreement twice in July 2008.

We estimate the closure will result in recording non-cash restructuring and other asset impairment charges in the third quarter of 2008 ranging from $40.0 to $50.0 primarily related to the write down of property, plant and equipment, inventory, and other current assets to their fair value. In addition, we estimate the closure will result in recording cash restructuring charges of $6.0 to $8.0 related to severance costs and $3.0 to $5.0 related to environmental and other closure costs. While the closure is expected to result in the termination or curtailment of the defined benefit pension and other postemployment benefit plans covering the affected employees, no determination has been made regarding the ultimate course of action to be taken by the Company. As a result, it is not yet practicable to estimate the impact that the closure will have on our results of operations or financial condition relative to these employee benefit plan obligations. We will record the impact of such termination or curtailment in the third quarter.

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

Cash Flows from Operations

Cash used by our operating activities was $187.9 million in the six months ended June 30, 2008 compared to $90.5 million of cash provided by operating activities in the comparable period of 2007. Cash flows from operations in the six months ended June 30, 2008 were impacted by higher working capital balances, primarily due to the impact of the seasonal increase in revenues and the impact of the higher LME and euro.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflects the proceeds from the sale of the Zinc Business of $275.9 million, partially offset by cash used for purchases of businesses and capital expenditures of $18.6 million and $82.9 million, respectively, in the six months ended June 30, 2008. Capital expenditures decreased from the prior year period primarily as a result of the completion of the 160 inch hotmill in Koblenz, Germany in early 2008. Our capital expenditures in the remainder of 2008 are expected to gradually decrease each quarter. Overall capital expenditures for 2008 are expected to be approximately $160.0 million.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash provided by our financing activities was $29.9 million for the six months ended June 30, 2008, compared to $12.6 million of cash used by our financing activities for the six months ended June 30, 2007.

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

Our EBITDA calculations represent (loss) income from continuing operations before interest income and expense, provision for income taxes, depreciation and amortization and minority interests, net of provision for income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our 2006 Credit Facilities and our Notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below is likely to differ from EBITDA as defined under the indentures for the Notes and the credit agreements for our 2006 Credit Facilities.

Our reconciliation of EBITDA to (loss) income from continuing operations and cash (used) provided by operating activities is as follows:

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
	(in millions)
EBITDA	$113.2	$110.7	$229.8	$153.3
Interest expense	(56.2)	(49.8)	(113.8)	(100.3)
Interest income	0.6	0.5	1.4	1.2
(Provision) benefit for income taxes	(1.1)	3.1	(3.1)	5.7
Depreciation and amortization	(57.1)	(41.6)	(114.1)	(81.2)
Minority interests, net of provision for income taxes	(0.3)	(0.2)	(0.5)	(0.4)

(Loss) income from continuing operations	(0.9)	22.7	(0.3)	(21.7)
Depreciation and amortization	57.1	41.6	114.1	81.2
Provision for (benefit from) deferred income taxes	2.4	(5.1)	5.5	(5.8)
Restructuring and other charges:
Charges	4.2	1.6	13.7	8.8
Payments	(12.1)	(3.0)	(16.3)	(9.1)
Stock-based compensation expense	0.8	1.1	1.8	1.8
Unrealized (gains) losses on derivative financial instruments	(21.8)	(38.3)	(77.4)	(40.3)
Other non-cash charges related to step-up in carrying value of inventory	—	1.5	0.3	44.6
Other non-cash charges	4.7	2.8	7.5	5.8
Net change in working capital	(46.5)	66.2	(236.8)	25.2

Cash (used) provided by operating activities	$(12.1)	$91.1	$(187.9)	$90.5

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

A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change to our critical accounting policies or estimates during the six months ended June 30, 2008.

OFF-BALANCE SHEET TRANSACTIONS

We had no off-balance sheet arrangements at June 30, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity ‘ s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption, are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on the results of operations or financial position.

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

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are not held for trading purposes. Our commodity and derivative activities are subject to the management, direction and control of our Risk Oversight Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates. The Risk Oversight Committee reports to our Board of Directors, which has supervisory authority over all of its activities.

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

Segment income included realized losses of $10.7 million and $28.8 million in the three and six months ended June 30, 2008, respectively, and realized gains of $0.2 million and $15.9 million in the three and six months ended June 30, 2007, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $5.3 million and $10.7 million on derivatives that settled in the three and six months ended June 30, 2008, respectively, and additional cash losses of $16.8 million and $28.7 million on derivatives that settled in the three and six months ended June 30, 2007, respectively. These rules will continue to impact our reported segment results in future periods.

Natural Gas Hedging

Natural gas is the principal fuel used in the processing of aluminum and production of our rolled aluminum products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. As we do not account for these derivatives as hedges, the changes in their fair value are included within “Gains on derivative financial instruments.” Segment income included gains on the settlement of these contracts totaling $2.9 million and $3.4 million in the three and six months ended June 30, 2008, respectively, as compared to gains of $0.7 million and losses of $0.3 million in the three and six months ended June 30, 2007, respectively. As a result of the application of purchase accounting rules, we did not recognize additional cash losses of $0.2 million and gains of $2.3 million in our segment for the three and six months ended June 30, 2007, respectively, associated with natural gas hedges that settled during those periods. There were no such losses in the first half of 2008.

Financial Risk

Currency

We have exposure to fluctuations in currencies as certain of the purchases and sales entered into by our European rolled and extruded products operations are denominated in currencies other than their functional currencies. We have entered into foreign currency forward contracts to reduce the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the currency forward contracts are not accounted for as hedges and, as a result, the changes in their fair value are recorded immediately in the Consolidated Statement of Operations. However, as with the aluminum derivatives, our measurement of segment performance only includes gains and losses associated with settled currency derivatives. We recorded realized gains of $13.9 million and $20.1 million within segment income in the three and six months ended June 30, 2008, respectively and realized gains of $3.3 million and $4.9 million in the three and six months ended June 30, 2007, respectively.

As with our aluminum derivatives, the application of purchase accounting prevented us from recording $0.5 million and $1.1 million of cash flow losses on settled currency hedges during the three and six months ended June 30, 2008, respectively, and $2.0 million and $4.1 million during the three and six months ended June 30, 2007, respectively. These rules will continue to impact our reported “Gains on derivative financial instruments” and segment income in future periods.

Interest Rates

We have historically funded, and intend to continue to fund, our operations from our credit facilities. A substantial amount of our indebtedness bears interest at variable rates. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. In March 2008, we further reduced our exposure to interest rate fluctuations by entering into a second interest rate swap to fix the interest we will pay on an incremental portion of our Term Loan Facility. As a result of these swaps, we were hedged for approximately $750.0 million of Term Loan Facility debt as of June 30, 2008. Under the terms of the swap agreements, we will receive interest based upon LIBOR and pay base rates of 4.93% and 3.45%. These swaps meet the hedge accounting rules under SFAS No. 133 and accordingly, changes in the fair value of the interest rate swaps are included within “Accumulated other comprehensive income” in the Consolidated Balance Sheet. The swaps mature in March 2010 and March 2012.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at June 30, 2008 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at June 30, 2008:

Derivative	Fair Value	Impact of 10% adverse price change
	(in millions)
Metal	$95.8	$(14.0)
Natural gas	8.5	(6.8)
Currency	27.0	(16.7)
Interest rate swap	(4.1)	(7.8)

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and we maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (the “SEC”). As of June 30, 2008, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation of our disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the identification of a material weakness in our internal controls over financial reporting that occurred during the 2007 audit as discussed below.

In “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC (the “Management Report”), management reported that a material weakness existed in the Company’s internal controls over financial reporting as of December 31, 2007 and the Company is in the process of taking remedial action to correct the weakness. Since the remedial steps have not been completed as of June 30, 2008, management performed additional analysis and other procedures to provide reasonable assurance that the consolidated financial statements were prepared in accordance with U.S. GAAP. Not withstanding the existence of the material weakness described below, management believes that the consolidated financial statements included in this quarterly report present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In the Management Report, we determined that there were control deficiencies in the financial statement close process that, when aggregated, constituted a material weakness. The control deficiencies related to (a) the accounting for income taxes, consolidation of subsidiaries, accounting for derivatives instruments, accounting for business combinations and accounting for discontinued operations, (b) the Company having difficulty meeting internal and external reporting timetables, and (c) an imbalance of detect and prevent controls at the business unit level and a lack of emphasis on local level accountability, which resulted in certain undetected errors. During the six months ended June 30, 2008, we began implementing the remedial measures described in Management’s Report that include:

•

Management established an oversight group led by the Chairman and CEO and Chief Financial Officer to monitor progress of the remediation efforts related to the material weakness, optimizing global financial processes and enhancing the skill sets of the finance organization personnel;

•

During the second quarter of 2008, we adopted a newly revised and comprehensive set of accounting policies and procedures and will continue to train the organization during the third quarter on these policies; and

•

Management continues to expand capabilities and add new resources to the global finance organization to provide more oversight, proactive preventative controls and allow more timely review of complex accounting areas.

During the first six months of 2008, we have remediated and tested certain internal controls over financial reporting designed to eliminate the deficiencies and significant deficiencies which gave rise to the material weakness in 2007. Although certain of our remediation efforts and the design and testing of controls related to the 2007 material weakness are still in process at the end of the second quarter of 2008, we believe our plan for remediation is appropriate and will be effective in resolving the control deficiencies that led to the material weakness in internal controls in 2007; however, the final assessment of the effectiveness of our remediation efforts remains subject to management’s and our external auditor’s testing of the implemented controls during the preparation of our audited financial statements for the year ended December 31, 2008.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Number	Description
10.1	Employment Agreement dated as of April 7, 2008 between Aleris Switzerland GmbH and Roeland Baan.

10.2	Amended and Restated Employment Agreement dated as of May 23, 2008 between the Company, Holdings and John Wasz.

10.3	Employment Agreement, dated as of June 2, 2008, between the Company, Holdings and Galdino Claro.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.

Date: August 12, 2008	By	/s/ SEAN M. STACK
	Name:	Sean M. Stack
	Title:	Executive Vice President and Chief Financial Officer
(as Chief Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description
10.1	Employment Agreement dated as of April 7, 2008 between Aleris Switzerland GmbH and Roeland Baan.

10.2	Amended and Restated Employment Agreement dated as of May 23, 2008 between the Company, Holdings and John Wasz.

10.3	Employment Agreement, dated as of June 2, 2008, between the Company, Holdings and Galdino Claro.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.