Form 10-Q
period 2008-09-30
Aleris International, Inc.
filed 2008-11-12
CIK 202890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, there were 900 shares of the registrant’s common stock outstanding.

ALERIS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	September 30, 2008		December 31, 2007
ASSETS	(Unaudited	)
Current Assets
Cash and cash equivalents	$83.7		$109.9
Accounts receivable (net of allowances of $19.1 and $17.4 at September 30, 2008 and December 31, 2007)	766.4		668.0
Inventories	801.7		839.7
Deferred income taxes	135.7		41.6
Derivative financial instruments	20.9		30.6
Prepaid expenses and other current assets	102.3		40.6
Assets of discontinued operations - current	-		254.1

Total Current Assets	1,910.7		1,984.5
Property, plant and equipment, net	1,324.3		1,423.5
Goodwill	1,216.5		1,219.1
Intangible assets, net	297.5		329.9
Derivative financial instruments	40.6		56.4
Deferred income taxes	10.8		10.8
Other assets	51.2		49.1

Total Assets	$4,851.6		$5,073.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$618.2		$687.4
Accrued liabilities	297.2		192.9
Derivative financial instruments	75.0		33.1
Deferred income taxes	25.2		25.2
Current maturities of long-term debt	21.0		20.6
Liabilities of discontinued operations - current	-		67.5

Total Current Liabilities	1,036.6		1,026.7
Long-term debt	2,684.3		2,696.5
Deferred income taxes	186.4		177.3
Accrued pension benefits	151.9		155.8
Accrued postretirement benefits	50.0		52.5
Other long-term liabilities	124.4		113.8
Stockholder’s Equity
Preferred stock; par value $.01; 100 shares authorized; none issued	-		-
Common stock; par value $.01; 900 shares authorized and issued	-		-
Additional paid-in capital	855.0		852.6
Retained deficit	(325.8)		(129.0)
Accumulated other comprehensive income	88.8		127.1

Total Stockholder’s Equity	618.0		850.7

Total Liabilities and Stockholder’s Equity	$4,851.6		$5,073.3

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions)

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
Revenues	$1,583.1	$1,531.3	$4,857.8	$4,455.9
Cost of sales	1,525.5	1,435.8	4,579.7	4,180.0

Gross profit	57.6	95.5	278.1	275.9
Selling, general and administrative expense	82.3	84.4	238.0	212.7
Restructuring and other charges	61.3	2.0	75.1	10.9
Losses (gains) on derivative financial instruments	143.0	(1.7)	82.6	(30.9)

Operating (loss) income	(229.0)	10.8	(117.6)	83.2
Interest expense	58.2	51.0	171.9	151.4
Interest income	(0.2)	(0.7)	(1.6)	(1.9)
Other (income) expense, net	(4.1)	3.6	(8.3)	3.8

Loss from continuing operations before provision for income taxes and minority interests	(282.9)	(43.1)	(279.6)	(70.1)
Benefit from income taxes	(86.3)	(45.6)	(83.2)	(51.2)

(Loss) income from continuing operations before minority interests	(196.6)	2.5	(196.4)	(18.9)
Minority interests, net of provision for income taxes	-	0.2	0.5	0.6

(Loss) income from continuing operations	(196.6)	2.3	(196.9)	(19.5)
(Loss) income from discontinued operations, net of tax	(1.2)	1.2	2.4	4.8

Net (loss) income	$(197.8)	$3.5	$(194.5)	$(14.7)

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	For the nine months ended September 30
	2008	2007
Operating activities
Net loss	$(194.5)	$(14.7)
Less: Income from discontinued operations	2.4	4.8

Loss from continuing operations	(196.9)	(19.5)
Depreciation and amortization	173.2	148.3
Benefit from deferred income taxes	(91.8)	(50.3)
Restructuring, inventory impairment and other charges:
Charges	88.4	10.9
Payments	(25.6)	(11.7)
Stock-based compensation expense	1.8	2.9
Unrealized losses (gains) on derivative financial instruments	74.1	(17.4)
Charges related to fair value of inventory in purchase accounting	0.3	46.2
Other non-cash charges	11.6	10.4
Change in operating assets and liabilities	(181.4)	29.4

Net cash (used) provided by operating activities of continuing operations	(146.3)	149.2
Investing activities
Acquisition of Aleris International, Inc.	-	(11.5)
Sale of Zinc Business	278.0	-
Purchase of businesses, net of cash acquired	(19.9)	(314.7)
Payments for property, plant and equipment	(107.6)	(126.5)
Other	1.3	(0.3)

Net cash provided (used) by investing activities of continuing operations	151.8	(453.0)
Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	15.8	155.9
Payments on long-term debt	(14.5)	(6.2)
Proceeds from long-term debt	-	100.0
Other	(7.8)	(4.1)

Net cash (used) provided by financing activities of continuing operations	(6.5)	245.6
Effect of exchange rate differences on cash and cash equivalents	(1.5)	4.0

Cash flows used by continuing operations	(2.5)	(54.2)
Cash flows of discontinued operations:
Operating cash flows	(23.7)	61.6
Investing cash flows	-	(9.0)
Cash and cash equivalents at beginning of period	109.9	126.1

Cash and cash equivalents at end of period	$83.7	$124.5

See Notes to Consolidated Financial Statements.

ALERIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

(amounts in millions, except share data)

A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial statements include the accounts of Aleris International, Inc. and all of its subsidiaries (collectively, except where the context otherwise requires, referred to as “we,” “us,” “our” or similar terms). All intercompany accounts and transactions have been eliminated. On January 11, 2008, we sold all the outstanding shares of capital stock of each of U.S. Zinc Corporation, Interamerican Zinc, Inc., and Aleris Asia Pacific Zinc (Barbados) Ltd. together with their wholly owned subsidiaries (the “Zinc Business”). As a result, the Zinc Business has been reported as a discontinued operation. This is more fully described in Note D. Unless otherwise indicated, amounts in the notes to the consolidated financial statements refer to continuing operations. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, clarifies the determination of fair value in a market that is not active and provides an example that illustrates key considerations when applying the principles in SFAS No. 157 to financial assets when the market for those assets is not active.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, has not had a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 and the level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using:
Description	Total carrying value in the Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$61.5	$-	$61.5	$-
Derivative liabilities	(103.0)	(4.3)	(98.7)	-

Net derivative (liabilities) assets	$(41.5)	$(4.3)	$(37.2)	$-

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires certain restructuring and all acquisition related costs to be expensed as incurred, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of the statement will not have an impact on previously completed acquisitions; however, upon adoption, the Company will expense all acquisition costs incurred prior to December 31, 2008 for all acquisitions not consummated prior to that date. At September 30, 2008, the Company had approximately $0.5 of costs related to pending acquisitions included within “Other current assets” in the Consolidated Balance Sheet.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, this statement will have no impact on the results of operations or financial position of the Company.

B. ACQUISITIONS

2008 Acquisitions

We completed the acquisitions of certain assets of A.E., Inc (“A.E.”) and H.T. Aluminum Specialties, Inc. (“H.T.”) in the first quarter of 2008 for an aggregate cash purchase price of $19.9, including acquisition related expenses. The purchase price allocations associated with these acquisitions are preliminary. The final determination of required purchase accounting adjustments will be made upon the determination of the fair value of certain acquired assets and liabilities and the completion of integration plans. The results of operations of the acquired businesses are included in the results of operations of the Global Rolled and Extruded Products and Global Recycling reportable segments, respectively, since the dates of acquisition. Pro forma information has not been presented for these acquisitions as the impact to the consolidated financial statements is not material.

2007 Acquisitions

In September 2007, we acquired Wabash Alloys (“Wabash”) for a cash purchase price of $164.3, including acquisition related expenses of $4.4. Wabash produces aluminum casting alloys and molten metal at its facilities in the United States, Canada and Mexico. The purchase price paid was funded through additional indebtedness as discussed in Note F. The acquisition of Wabash, which is included within our Global Recycling segment, has broadened our customer base and optimized processing capabilities within our specification alloy operations.

The consolidated financial statements include the results of Wabash from the date of acquisition. As a part of the integration of the Wabash facilities, we consolidated the operations of our Monterrey, Mexico, Dickson and Shelbyville, Tennessee, and Guelph, Ontario facilities. The purchase price paid has been allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is final. The resulting goodwill is deductible for U.S. federal income tax purposes.

The following table presents the final allocation of the purchase price related to the Wabash acquisition:

Current assets	$137.5
Property plant and equipment	84.1
Goodwill	50.4
Intangible assets	18.1
Current liabilities	(104.2)
Long-term liabilities	(21.6)

Cash paid	164.3
Less: cash acquired	(5.6)

Cash paid, net of cash acquired	$158.7

We also completed the acquisitions of EKCO Products and Alumox Holding AS in 2007 for an aggregate cash purchase price of $50.8, including acquisition related expenses. The purchase price allocation associated with the EKCO Products and Alumox Holding AS acquisitions are final. The results of operations of the acquired businesses are included in the results of operations of the Global Rolled and Extruded Products and Global Recycling reportable segments, respectively, since the dates of acquisition.

C. RESTRUCTURING AND OTHER CHARGES

During the three and nine months ended September 30, 2008, we recorded restructuring and other charges totaling approximately $61.3 and $75.1, respectively, of which approximately $34.3 and $40.1 were non-cash related and approximately $27.0 and $35.0 were cash related. The charges primarily resulted from the following activities:

On July 12, 2008, we announced that the permanent closure of the Global Rolled and Extruded Products segment’s Cap de la Madeleine, Quebec aluminum rolling mill facility would occur following an orderly shut down of all remaining activities at the facility because of the permanent and irreparable damage suffered by the operations as a result of labor issues. We had been engaged in negotiations and discussions regarding a new collective bargaining agreement for many months with representatives of the union representing production and maintenance workers at the facility. The union failed to ratify a new agreement during these negotiations and ultimately rejected our final proposal for a new collective bargaining agreement twice in July 2008. Substantially all production at this facility ceased in September 2008.

We recorded charges of $53.7 related to the closure within “Restructuring and other charges” as well as $13.3 within “Cost of sales” in the Consolidated Statement of Operations during the three and nine months ended September 30, 2008. These charges consisted of the following:

¡

Asset impairment charges of approximately $29.1 relating to property, plant and equipment. We based the determination of the impairments of these assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value, as determined by an independent third party appraisal;

¡

Employee severance, health care continuation, and outplacement costs of $3.3 associated with approximately 90 hourly and salaried employees. The majority of all affected personnel have left their positions as of September 30, 2008;

¡

Curtailment charges relating to defined benefit pension and other postemployment benefit plans of $12.8 covering the affected employees. Settlement of these plans will result in an additional estimated charge of approximately $4.0 and is expected to occur in 2009 or 2010;

¡

Other closure related charges of $8.5 related primarily to derivative and other contract terminations and costs associated with environmental remediation efforts required as a result of the closure; and

¡

In addition to these charges, all of which are included within “Restructuring and other charges”, we recorded inventory impairment charges and excess production costs attributable to the closure of $13.3 which have been included within “Cost of sales” in the Consolidated Statement of Operations.

In addition to the charges described above, we will continue to incur severance, security, utility and other costs related to the closed facility. These costs, estimated at $6.5, will be recognized as incurred. Total costs expected to be incurred as a result of the closure are estimated to be approximately $73.5.

We recorded $1.1 and $7.3 of cash restructuring charges and $0.2 and $0.6 of non-cash asset impairment charges during the three and nine months ended September 30, 2008, respectively, primarily related to the shutdown of our Toronto, Canada and Bedford, Ohio coil coating facilities within the Global Rolled and Extruded Products segment. Production at these facilities has been transferred to other facilities and all of the affected employees have left their positions as of September 30, 2008. We also temporarily idled the majority of production at our Richmond, Virginia rolling mill and closed our ALSCO divisional headquarters in Raleigh, North Carolina. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. We also recorded a non-cash asset impairment charge of $1.2 during the nine months ended September 30, 2008 at our Koblenz, Germany facility.

We recorded $1.5 and $2.6 of cash restructuring charges and $4.7 and $8.9 of non-cash asset impairment charges during the three and nine months ended September 30, 2008, respectively, primarily related to the shutdown of our operations in Shelbyville, Rockwood and Dickson, Tennessee, as well as Bedford, Indiana and Guelph, Ontario, all of which were within our Global Recycling segment. Production at these facilities has been transferred to other facilities and all of the affected employees have left their positions as of September 30, 2008. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. In addition to the $6.3 of charges incurred in connection with the Shelbyville shutdown in the nine months ended September 30, 2008, we expect to incur $1.2 of additional utility and other costs related to the closure. Future expenditures related to the closure of the other facilities mentioned are not expected to be material.

The following table presents the activity and the reserve balances related to these restructuring programs for the nine months ended September 30, 2008:

For the nine months ended September 30, 2008	Employee severance and benefit costs	Asset impairments	Exit costs	Total
Balance at December 31, 2007	$16.7	$-	$3.0	$19.7
Charges recorded in the statement of operations	22.6	40.1	12.4	75.1
Amounts recorded in purchase accounting	(1.2)	-	1.0	(0.2)
Cash payments	(15.8)	-	(8.5)	(24.3)
Non-cash charges	-	(40.1)	-	(40.1)
Translation and other adjustments	0.2	-	0.4	0.6

Balance at September 30, 2008	$22.5	$-	$8.3	$30.8

During the three and nine months ended September 30, 2007, we incurred restructuring and other charges of $2.0 and $10.9, respectively, primarily related to a potential acquisition that was not consummated and start-up costs associated with our European headquarters.

D. DISCONTINUED OPERATIONS

On January 11, 2008, we sold our Zinc Business for total cash consideration of $287.2. During the three months ended September 30, 2008, we revised our estimate of the working capital adjustment and recorded a loss of $1.2. Final determination of the working capital delivered occurred in the fourth quarter of 2008 and no further adjustments to the net gain are anticipated. We provided information technology, accounting and treasury services for a transitional period of approximately nine months, but we have had no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, we have not realized any continuing cash flows from the Zinc Business subsequent to the closing of the sale.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Zinc Business qualifies as a discontinued operation. Accordingly, the results of operations of the Zinc Business have been reclassified and included in “(Loss) income from discontinued operations, net of tax,” within the Consolidated Statement of Operations for the eleven days ended January 11, 2008 and the three and nine months ended September 30, 2007. The assets and liabilities of the Zinc Business have also been reclassified and included within the Consolidated Balance Sheet as of December 31, 2007. The applicable interest expense for the eleven days ended January 11, 2008 and the three and nine months ended September 30, 2007 has been allocated based on the ratio of net assets for the Zinc Business compared to total net assets of the U.S. entities as the debt held outside the U.S. is not directly attributable to the Zinc Business. The interest expense included in discontinued operations totaled $0.4 for the eleven days ended January 11, 2008 and $4.7 and $14.0 for the three and nine months ended September 30, 2007, respectively.

“(Loss) income from discontinued operations, net of tax” for the three and nine months ended September 30, 2008 was $(1.2) and $2.4, respectively. In addition to the results of operations for the eleven days ended January 11, 2008, the results of discontinued operations for the three and nine months ended September 30, 2008 include amounts related to the revision of the purchase price adjustment associated with the working capital delivered as well as adjustments to the estimated income tax expense associated with the sale. “(Loss) income from discontinued operations, net of tax” for the three and nine months ended September 30, 2007 was $1.2 and $4.8, respectively.

E. INVENTORIES

The components of inventories are:

	September 30, 2008	December 31, 2007
Finished goods	$268.3	$269.5
Raw materials	261.3	296.2
Work in process	229.8	232.9
Supplies	42.3	41.1

Total	$801.7	$839.7

F. LONG-TERM DEBT

Our long-term debt is summarized as follows:

	September 30, 2008	December 31, 2007
Revolving Credit Facility	$386.9	$375.8
Term Loan Facility, net of discount of $20.5 and $23.4 at September 30, 2008 and December 31, 2007, respectively	1,209.1	1,231.2
9% Senior Notes, due December 15, 2014, net of discount of $9.3 and $10.4 at September 30, 2008 and December 31, 2007, respectively	588.7	589.6
9% New Senior Notes, due December 15, 2014, net of discount of $7.1 and $8.1 at September 30, 2008 and December 31, 2007, respectively	98.3	97.4
10% Senior Subordinated Notes, due December 15, 2016, net of discount of $9.6 and $10.5 at September 30, 2008 and December 31, 2007, respectively	389.4	389.5
Other	32.9	33.6

Subtotal	2,705.3	2,717.1
Less current maturities	21.0	20.6

Total	$2,684.3	$2,696.5

Revolving Credit Facility

On August 1, 2006, we entered into our $750.0 million revolving credit facility, which we amended and restated on December 19, 2006 in conjunction with our acquisition by the Texas Pacific Group (the “TPG Acquisition”) through which we became a wholly owned subsidiary of Aurora Acquisition Holdings, Inc. (“Holdings”). On August 23, 2007, we entered into an incremental commitment agreement, which increased the facility size by $100.0 million to $850.0 million, subject to applicable borrowing bases. On September 10, 2008, we amended our revolving credit facility to, in part, increase the maximum borrowings by $244.0 and increase the maximum amount provided for the issuance of letters of credit by $25.0. Our revolving credit facility, as amended, provides senior secured financing of up to $1,094.0 (the “Revolving Credit Facility”). We incurred $5.7 of fees and expenses associated with the September 10, 2008 amendment, which will be charged to interest expense over the remaining term of the Revolving Credit Facility.

We and certain of our U.S. and international subsidiaries are borrowers under this Revolving Credit Facility. The availability of funds to the borrowers located in each jurisdiction is subject to a borrowing base for that jurisdiction, calculated on the basis of a predetermined percentage of the value of selected accounts receivable and U.S. and Canadian inventory, less certain ineligible amounts. Non-U.S. borrowers also have the ability to borrow under this Revolving Credit Facility based on excess availability under the borrowing base applicable to U.S. borrowers, subject to certain sublimits. The Revolving Credit Facility provides for the issuance of up to $75.0 of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, and are available in U.S. dollars, Canadian dollars, euros and certain other currencies. As of September 30, 2008, we estimate that our borrowing base would have supported borrowings of $716.0. After giving effect to the $386.9 of outstanding borrowings as well as outstanding letters of credit of $36.2, we had $292.9 available for borrowing as of September 30, 2008.

The weighted average interest rate under the Revolving Credit Facility as of September 30, 2008 was 5.94%.

There is no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity, on December 19, 2011.

Term Loan Facility

On August 1, 2006, we entered into our term loan facility providing for borrowings of $399.0 and €195.6, which we amended and restated on December 19, 2006 in conjunction with the TPG Acquisition to increase the maximum borrowings to $825.0 and €303.0 and which we further amended on March 16, 2007 to change certain pricing terms (the “Term Loan Facility”). Our Term Loan Facility is a seven-year credit facility maturing on December 19, 2013. The Term Loan Facility permits $825.0 in U.S. dollar borrowings and €303.0 in euro borrowings. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. In March 2008, we further reduced our exposure to interest rate fluctuations by entering into an additional interest rate swap to fix the interest we will pay on an incremental portion of our Term Loan Facility. As a result of these swaps, interest on approximately $750.0 of Term Loan Facility debt is fixed as of September 30, 2008. Under the terms of the swap agreements, we will receive interest based upon LIBOR and pay base rates of 4.93% and 3.45%. Changes in the fair value of the interest rate swaps are included within “Accumulated other comprehensive income” in the Consolidated Balance Sheet. The swaps mature in March 2010 and March 2012, respectively.

At September 30, 2008, the weighted average interest rate for borrowings under the Term Loan Facility was 5.74%, exclusive of the impact of the interest rate swaps.

Senior Notes

On December 19, 2006, in connection with the TPG Acquisition, Aurora Acquisition Merger Sub, Inc. (“Merger Sub”) issued $600.0 aggregate original principal amount of 9% Senior Notes (“Senior Notes”) under a senior indenture (the “Senior Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Holdings, we assumed all the obligations of Merger Sub under the Senior Indenture. The Senior Notes mature on December 15, 2014. In the first quarter of 2008, we retired $2.0 of our Senior Notes for $1.6, resulting in a gain on retirement of $0.4, net of debt issuance costs written off, which is included in “Other (income) expense, net” in the Consolidated Statement of Operations for the nine months ended September 30, 2008.

For any interest payment period through December 15, 2010, we may, at our option, elect to pay interest on the Senior Notes entirely in cash (“Cash Interest”), entirely by increasing the principal amount of the outstanding Senior Notes or by issuing additional Senior Notes (“PIK Interest”), or by paying 50% of the interest on the Senior Notes in Cash Interest and the remaining portion of such interest in PIK Interest. Cash Interest on the Senior Notes accrues at the rate of 9% per annum. PIK Interest on the Senior Notes accrues at the rate of 9.75% per annum. After December 15, 2010, we will make all interest payments on the Senior Notes entirely in cash. All Senior Notes mature on December 15, 2014 and have the same rights and benefits as the Senior Notes issued on December 19, 2006. Interest on the Senior Notes is payable semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007. We intend to pay interest on the Senior Notes with PIK Interest for the interest payment due June 15, 2009.

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

Senior Subordinated Notes

On December 19, 2006, in connection with the TPG Acquisition, Merger Sub issued $400.0 aggregate original principal amount of 10% Senior Subordinated Notes (“Senior Subordinated Notes”) under a senior subordinated indenture (the “Senior Subordinated Indenture”) with LaSalle Bank National Association, as trustee. As the surviving corporation in the merger of Merger Sub with and into Aleris through which we became a wholly owned subsidiary of Holdings, we assumed all the obligations of Merger Sub under the Senior Subordinated Indenture. The Senior Subordinated Notes mature on December 15, 2016. Interest on the Senior Subordinated Notes is payable in cash semi-annually in arrears on each June 15 and December 15, and commenced on June 15, 2007. In the first quarter of 2008, we retired $1.0 of our Senior Subordinated Notes for $0.7 resulting in a gain from retirement of $0.3, net of debt issuance costs written off, which is included in “Other (income) expense, net” in the Consolidated Statement of Operations for the nine months ended September 30, 2008.

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

Our aggregate accrual for environmental matters was $47.9 and $45.4 as of September 30, 2008 and December 31, 2007, respectively. Of the environmental liabilities recorded at September 30, 2008 and December 31, 2007, $6.7 and $7.3 was indemnified by Corus Group plc, respectively. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on our consolidated results of operations or cash flows for the applicable period, we currently believe that any such outcome would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

In addition to environmental liabilities, we have recorded asset retirement obligations associated with legal requirements related primarily to the normal operation of our landfills and the retirement of the related assets. At September 30, 2008 and December 31, 2007, our total asset retirement obligations for our landfills were $16.7 and $16.7, respectively.

Legal Proceedings

We are a party from time to time to what we believe are routine litigation and proceedings considered part of the ordinary course of our business. We believe that the outcome of such existing proceedings would not have a material adverse effect on our financial position, results of operations or cash flows.

H. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
Net (loss) income	$(197.8)	$3.5	$(194.5)	$(14.7)
Changes in other comprehensive income, net of tax:
Currency translation adjustments	(132.5)	32.2	(38.6)	53.9
Pension liability adjustment	(4.7)	-	(4.7)	-
Unrealized (losses) gains on derivative financial instruments:
Net change from periodic revaluations	(1.1)	(8.0)	8.0	(7.7)
Income tax effect	0.4	3.1	(3.0)	3.0

Net unrealized (losses) gains on derivative financial instruments	(0.7)	(4.9)	5.0	(4.7)

Comprehensive (loss) income	$(335.7)	$30.8	$(232.8)	$34.5

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

As a result of recent management changes, we are currently re-evaluating our reporting structure. These changes may impact our future determination of our operating segments and reporting units. We expect to complete our re-evaluation during the fourth quarter and update our segment reporting, if necessary, in our audited financial statements for the year ending December 31, 2008. Our annual goodwill impairment testing, which will be performed in the fourth quarter, will be based upon our new reporting structure. This testing may result in the recognition of a non-cash impairment charge if the fair value of one or more of our reporting units is less than its carrying value.

Measurement of Segment Profit or Loss and Segment Assets

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K. Our measure of the profitability of our reportable segments is referred to as segment income. Segment income excludes provisions for income taxes, restructuring and other charges, interest, all unrealized and certain realized losses (gains) on derivative financial instruments, and corporate general and administrative costs, including depreciation of corporate assets. Intersegment sales and transfers are recorded at market value. Consolidated cash, long-term debt, net capitalized debt costs, deferred tax assets and assets located at our headquarters office are not allocated to the reportable segments. In our continued efforts to integrate acquired businesses and to standardize reporting across the global operating segments, we began reporting certain selling, general and administrative expenses previously included within the segments’ operating results as corporate selling, general and administrative expense in 2008 and have reclassified the corresponding prior year’s amounts to conform to this presentation.

Reportable Segment Information

The following table shows our segment assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Assets
Global rolled and extruded products	$3,368.9	$3,396.6
Global recycling	1,162.7	1,158.6
Assets of discontinued operations	-	254.1
Unallocated assets	320.0	264.0

Total consolidated assets	$4,851.6	$5,073.3

The following table shows our revenues and segment income for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Global rolled and extruded products	$1,027.8	$1,146.3	$3,128.9	$3,299.8
Global recycling	579.1	425.1	1,809.6	1,267.1
Intersegment revenues	(23.8)	(40.1)	(80.7)	(111.0)

Total revenues	$1,583.1	$1,531.3	$4,857.8	$4,455.9

Segment income:
Global rolled and extruded products	$6.9	$45.3	$61.8	$95.2
Global recycling	16.3	8.8	67.1	49.9

Total segment income	23.2	54.1	128.9	145.1

Unallocated amounts:
Corporate general and administrative expenses	(31.7)	(26.1)	(91.1)	(75.0)
Restructuring and other charges	(61.3)	(2.0)	(75.1)	(10.9)
Interest expense	(58.2)	(51.0)	(171.9)	(151.4)
(Losses) gains on derivative financial instruments	(150.0)	(21.0)	(72.5)	18.3
Interest and other (income) expense, net	(4.9)	2.9	2.1	3.8

Loss from continuing operations before provision for income taxes and minority interests	$(282.9)	$(43.1)	$(279.6)	$(70.1)

J. STOCK-BASED COMPENSATION

In February 2007 the Board of Directors of Holdings approved the Aurora Acquisition Holdings, Inc. Amended and Restated Management Equity Incentive Plan (“2007 Plan”). Under the 2007 Plan, Holdings may grant up to 740,870 stock options. Holdings granted an additional 160,000 stock options in the second quarter of 2008 and an additional 17,700 stock options in the third quarter of 2008 to certain members of the Company’s senior management and directors. As of September 30, 2008, there were 708,411 stock options outstanding. The options have a weighted average exercise price of $100.91 per share and a ten year life with 60% of the options vesting ratably over five years and 40% vesting upon the occurrence of a “liquidity event,” as defined under the terms of the 2007 Plan agreement, and the achievement of certain returns on TPG’s investment. A portion of the time-based options will be paid out upon a liquidity event should the event occur prior to full vesting of these awards. While the time based portion of the options will be expensed over the requisite service period, the event-based awards will not be expensed until the occurrence of the liquidity event.

During the nine months ended September 30, 2008, we recorded $1.8 compensation expense associated with these options and $1.1 and $2.9 for the three and nine months ended September 30, 2007, respectively. The weighted-average fair values of the time and event-based options were approximately $48.95 and $35.46 per option, respectively. At September 30, 2008, there was $14.7 of compensation expense that will be recognized over the next four years and $11.9 of compensation expense that will be recognized upon the occurrence of a liquidity event.

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

K. INCOME TAXES

Our effective tax rate was 30.5% and 29.8% for the three and nine months ended September 30, 2008, respectively, and 105.9% and 73.8% for the three and nine months ended September 30, 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” on January 1, 2007. The effect of adoption was not material. As of the date of adoption and September 30, 2008, we had $2.2 and $13.3, respectively, of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions within the “Benefit from income taxes” in the Consolidated Statement of Operations. As of September 30, 2008, we had approximately $0.3 of accrued interest related to uncertain tax positions.

The 2001 through 2007 tax years remain open to examination by the major taxing jurisdictions to which we are subject. We do not anticipate any significant changes to our total unrecognized tax benefits through the end of the third quarter of 2009.

L. EMPLOYEE BENEFITS

Defined Benefit Pension Plans

Components of the net periodic benefit expense for the three and nine months ended September 30, 2008 and 2007 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	For the three months ended September 30		For the nine months ended September 30		For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.5	$0.7	$1.4	$2.0	$0.9	$1.5	$3.6	$4.2
Interest cost	1.9	1.9	5.7	5.6	3.2	3.1	10.6	9.1
Amortization of net gain	-	-	-	-	(0.1)	-	(0.3)	-
Expected return on plan assets	(2.4)	(2.3)	(7.1)	(6.7)	(1.9)	(2.0)	(6.2)	(5.7)
Curtailment loss	-	-	-	-	13.8	-	13.8	-

Net periodic benefit cost	$-	$0.3	$-	$0.9	$15.9	$2.6	$21.5	$7.6

Other Postretirement Benefit Plans

The components of net postretirement benefit expense for the three and nine months ended September 30, 2008 and 2007 are as follows:

	U.S. pension benefits				European and Canadian pension benefits
	For the three months ended September 30		For the nine months ended September 30		For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$0.1	$0.2	$0.3	$0.7	$-	$-	$-	$-
Interest cost	0.7	0.9	2.2	2.5	0.1	-	0.3	-
Amortization of service cost	(0.1)	-	(0.3)	-	-	-	-	-
Curtailment gain	-	-	-	-	(1.0)	-	(1.0)	-

Net periodic benefit cost	$0.7	$1.1	$2.2	$3.2	$(0.9)	$-	$(0.7)	$-

M. DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivatives to hedge the cost of energy, the sale and purchase prices of certain aluminum products as well as certain alloys used in our production processes, and certain currency and interest rate exposures. Generally, although our derivatives contracts are under master netting arrangements with our counterparties, we do not offset amounts in our Consolidated Balance Sheet. Accordingly, the fair value gains (losses) of outstanding derivative contracts are included in the Consolidated Balance Sheet as “Derivative financial instruments,” and “Other long-term liabilities.” At September 30, 2008, we had paid approximately $37.6 of deposits pertaining to margin calls on derivative instruments, which are included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet. The fair value of our derivative financial instruments and amounts deferred in “Accumulated other comprehensive income” as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008		December 31, 2007
Derivative financial instruments	Fair Value	Deferred gains, net of tax	Fair Value	Deferred gains, net of tax
Natural gas	$(26.0)	$-	$(0.5)	$-
Metal	(15.1)	-	28.3	-
Currency	4.8	-	24.9	-
Interest rate	(5.2)	(3.2)	(13.2)	(8.2)

Both realized and unrealized gains and losses on those derivative financial instruments that are not accounted for as hedges are included within “Losses (gains) on derivative financial instruments” in the Consolidated Statement of Operations. Realized (gains) losses totaled the following in the three and nine months ended September 30, 2008 and 2007:

	Realized (gains) losses on derivative financial instruments
	For the three months ended		For the nine months ended
Derivative financial instruments	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Natural gas	$3.4	$3.7	$-	$1.8
Metal	7.7	(24.3)	50.0	(11.6)
Currency	(19.4)	(4.0)	(41.5)	(3.7)

Natural Gas Hedging

In order to manage our price exposure for natural gas purchases, we have fixed the future price of a portion of our natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. We do not treat these derivative financial instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded in earnings as “Losses (gains) on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet. In addition, we have cost escalators included in some of our long-term supply contracts with customers, which limit our exposure to natural gas price risk.

Metal Hedging

The selling prices of the majority of the Global Rolled and Extruded Products segment’s customer orders are established at the time of order entry or, for certain customers, under long-term contracts. As the related raw materials used to produce these orders are purchased several months or years after the selling prices are fixed, the Global Rolled and Extruded Products segment is subject to the risk of changes in the purchase price of the raw materials it purchases. In order to manage this transactional exposure, London Metal Exchange (“LME”) future or forward purchase contracts are entered into at the time the selling prices are fixed. In addition, from time to time, the Global Rolled and Extruded Products segment enters into future sales contracts to protect the fair value of a portion of its aluminum inventory against a potential decline in aluminum selling prices. During the third quarter, we adjusted our metal hedging strategy to preserve our liquidity position by unwinding certain inventory hedges. We do not treat these derivative financial instruments as hedges for accounting purposes. Accordingly, the changes in the fair value of the contracts are recorded in earnings as “Losses (gains) on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

The Global Recycling segment also enters into LME high-grade aluminum forward sales and purchase contracts to reduce the risk associated with changes in metal prices. These contracts are not accounted for as hedges and, as a result, the changes in fair value of the contracts are recorded within “Losses (gains) on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

Currency Hedging

Certain of our purchases and sales are denominated in currencies other than the functional currency of the entities entering into these agreements. We have entered into foreign currency forward contracts to reduce the impact of currency fluctuations associated with these transactions. As with aluminum derivatives, we do not account for currency derivatives as hedges and, as a result, the changes in their fair value are recorded within “Losses (gains) on derivative financial instruments” in the Consolidated Statement of Operations rather than being deferred in “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

Interest Rate Hedging

As discussed in Note F, during the nine months ended September 30, 2008 and 2007, we entered into interest rate swaps to fix the interest rate on a portion of our variable rate borrowings under the Term Loan Facility. Changes in the fair value of the interest rate swap are recorded within “Accumulated other comprehensive income” in the Consolidated Balance Sheet.

N. RELATED PARTY TRANSACTIONS

As discussed in Note J, we recorded $1.8 of compensation expense for the nine months ended September 30, 2008 and $1.1 and $2.9 for the three and nine months ended September 30, 2007, respectively, associated with the stock option plan of Holdings, the beneficiaries of which are members of our senior management and our Board of Directors. In addition, we recorded $2.5 and $7.1 of management fees payable to affiliates of TPG during the three and nine months ended September 30, 2008, respectively, and $2.3 and $6.8 during the three and nine months ended September 30, 2007, respectively. The amounts recorded in the third quarter of 2008 have been included within “Accrued liabilities” in the Consolidated Balance Sheet.

O. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of our subsidiaries (the “Guarantor Subsidiaries”) are guarantors of the indebtedness under our Senior Notes, New Senior Notes and Senior Subordinated Notes. Condensed consolidating financial statements of Aleris International, Inc., the Guarantor Subsidiaries, and those subsidiaries of Aleris International, Inc. that are not guaranteeing the indebtedness under the Senior Notes, the New Senior Notes and the Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”) are presented below. The condensed consolidating balance sheets are presented as of September 30, 2008 and December 31, 2007 and the condensed consolidating statements of operations are presented for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.

	As of September 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0.4	$12.6	$70.7	$-	$83.7
Accounts receivable, net	10.4	293.5	462.5	-	766.4
Inventories	4.9	299.4	497.4	-	801.7
Deferred income taxes	120.4	-	15.3	-	135.7
Derivative financial instruments	-	3.2	17.7	-	20.9
Prepaid expenses and other current assets	70.2	10.6	21.5	-	102.3

Total Current Assets	206.3	619.3	1,085.1	-	1,910.7
Property, plant and equipment, net	37.0	328.9	958.4	-	1,324.3
Goodwill	137.2	634.6	444.7	-	1,216.5
Intangible assets, net	64.4	154.7	78.4	-	297.5
Derivative financial instruments	6.1	0.1	34.4	-	40.6
Deferred income taxes	-	-	10.8	-	10.8
Other assets	23.4	2.8	26.1	-	52.3
Investments in subsidiaries/ intercompany receivables (payables), net	2,573.7	(230.0)	254.1	(2,598.9)	(1.1)

Total Assets	$3,048.1	$1,510.4	$2,892.0	$(2,598.9)	$4,851.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$48.0	$196.0	$374.2	$-	$618.2
Accrued liabilities	95.2	54.6	147.4	-	297.2
Derivative financial instruments	24.3	43.9	6.8	-	75.0
Deferred income taxes	-	-	25.2	-	25.2
Current maturities of long-term debt	8.3	0.6	12.1	-	21.0

Total Current Liabilities	175.8	295.1	565.7	-	1,036.6
Long-term debt	2,146.8	1.4	536.1	-	2,684.3
Deferred income taxes	89.4	-	97.0	-	186.4
Accrued pension benefits	-	5.0	146.9	-	151.9
Accrued post-retirement benefits	-	44.2	5.8	-	50.0
Other long-term liabilities	18.1	44.9	60.8	0.6	124.4
Stockholder’s Equity	618.0	1,119.8	1,479.7	(2,599.5)	618.0

Total Liabilities and Stockholder’s Equity	$3,048.1	$1,510.4	$2,892.0	$(2,598.9)	$4,851.6

	As of December 31, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$5.4	$16.7	$87.8	$-	$109.9
Accounts receivable, net	10.0	227.0	431.0	-	668.0
Inventories	4.4	288.8	546.5	-	839.7
Deferred income taxes	36.9	-	4.7	-	41.6
Derivative financial instruments	-	4.9	25.7	-	30.6
Prepaid expenses and other current assets	4.8	12.5	23.3	-	40.6
Assets of discontinued operations - current	-	240.2	13.9	-	254.1

Total Current Assets	61.5	790.1	1,132.9	-	1,984.5
Property, plant and equipment, net	41.8	343.4	1,038.3	-	1,423.5
Goodwill	-	749.3	469.8	-	1,219.1
Intangible assets, net	67.6	176.7	85.6	-	329.9
Deferred income taxes	-	-	10.8	-	10.8
Derivative financial instruments	-	4.7	51.7	-	56.4
Other assets	19.9	2.8	27.3	-	50.0
Investments in subsidiaries/intercompany receivables (payables), net	2,940.1	(702.8)	(382.9)	(1,855.3)	(0.9)

Total Assets	$3,130.9	$1,364.2	$2,433.5	$(1,855.3)	$5,073.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$19.2	$237.1	$431.1	$-	$687.4
Accrued liabilities	11.7	74.3	106.9	-	192.9
Derivative financial instruments	10.9	10.2	12.0	-	33.1
Deferred income taxes	-	-	25.2	-	25.2
Current maturities of long-term debt	8.3	0.7	11.6	-	20.6
Liabilities of discontinued operations - current	-	66.0	1.5	-	67.5

Total Current Liabilities	50.1	388.3	588.3	-	1,026.7
Long-term debt	2,126.0	1.7	568.8	-	2,696.5
Deferred income taxes	85.5	-	91.8	-	177.3
Accrued pension benefits	-	11.1	144.7	-	155.8
Accrued postretirement benefits	-	42.9	9.6	-	52.5
Other long-term liabilities	18.6	30.3	64.9	-	113.8
Stockholder’s Equity	850.7	889.9	965.4	(1,855.3)	850.7

Total Liabilities and Stockholder’s Equity	$3,130.9	$1,364.2	$2,433.5	$(1,855.3)	$5,073.3

	For the three months ended September 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$38.5	$693.8	$868.4	$(17.6)	$1,583.1
Cost of sales	34.0	664.5	844.6	(17.6)	1,525.5

Gross profit	4.5	29.3	23.8	-	57.6
Selling, general and administrative expense	4.6	28.6	49.1	-	82.3
Restructuring and other charges	1.3	4.7	55.3	-	61.3
Losses on derivative financial instruments	10.9	33.1	98.9	0.1	143.0

Operating loss	(12.3)	(37.1)	(179.5)	(0.1)	(229.0)
Interest expense	10.8	44.5	15.7	(12.8)	58.2
Other expense (income), net	2.7	(1.0)	(18.8)	12.8	(4.3)
Equity in net loss (earnings) of affiliates	156.3	118.4	-	(274.7)	-

(Loss) income before income taxes	(182.1)	(199.0)	(176.4)	274.6	(282.9)
Provision for (benefit from) income taxes	14.5	(49.2)	(51.6)	-	(86.3)

(Loss) income before minority interest	(196.6)	(149.8)	(124.8)	274.6	(196.6)
Minority interests, net of provision for income taxes	-	-	-	-	-

(Loss) income from continuing operations	(196.6)	(149.8)	(124.8)	274.6	(196.6)
Loss from discontinued operations	(1.2)	-	-	-	(1.2)

Net (loss) income	$(197.8)	$(149.8)	$(124.8)	$274.6	$(197.8)

	For the three months ended September 30, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$33.7	$654.3	$861.5	$(18.2)	$1,531.3
Cost of sales	26.6	590.0	837.5	(18.3)	1,435.8

Gross profit	7.1	64.3	24.0	0.1	95.5
Selling, general and administrative expense	6.4	38.2	39.8	-	84.4
Restructuring and other charges	-	1.5	0.5	-	2.0
Losses (gains) on derivative financial instruments	8.9	(1.7)	(9.2)	0.3	(1.7)

Operating (loss) income	(8.2)	26.3	(7.1)	(0.2)	10.8
Interest expense	7.9	43.4	8.3	(8.6)	51.0
Other (income) expense, net	(2.3)	0.2	(3.5)	8.5	2.9
Equity in net loss (earnings) of affiliates	21.3	(4.0)	-	(17.3)	-

(Loss) income before income taxes	(35.1)	(13.3)	(11.9)	17.2	(43.1)
(Benefit from) provision for income taxes	(38.6)	10.4	(17.4)	-	(45.6)

Income (loss) before minority interest	3.5	(23.7)	5.5	17.2	2.5
Minority interests, net of provision for income taxes	-	-	0.2	-	0.2

Income (loss) from continuing operations	3.5	(23.7)	5.3	17.2	2.3
Income (loss) from discontinued operations	-	2.1	(0.9)	-	1.2

Net income (loss)	$3.5	$(21.6)	$4.4	$17.2	$3.5

	For the nine months ended September 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$116.8	$2,018.9	$2,767.2	$(45.1)	$4,857.8
Cost of sales	101.5	1,886.8	2,636.5	(45.1)	4,579.7

Gross profit	15.3	132.1	130.7	-	278.1
Selling, general and administrative expense	14.1	88.2	135.7	-	238.0
Restructuring and other charges	1.4	12.2	61.5	-	75.1
Losses on derivative financial instruments	10.8	68.8	2.8	0.2	82.6

Operating loss	(11.0)	(37.1)	(69.3)	(0.2)	(117.6)
Interest expense	29.7	133.5	40.4	(31.7)	171.9
Other (income) expense, net	(3.3)	(3.3)	(34.9)	31.6	(9.9)
Equity in net loss (earnings) of affiliates	174.3	57.9	-	(232.2)	-

(Loss) income before income taxes	(211.7)	(225.2)	(74.8)	232.1	(279.6)
Benefit from income taxes	(12.2)	(54.1)	(16.9)	-	(83.2)

(Loss) income before minority interest	(199.5)	(171.1)	(57.9)	232.1	(196.4)
Minority interests, net of provision for income taxes	-	-	0.5	-	0.5

(Loss) income from continuing operations	(199.5)	(171.1)	(58.4)	232.1	(196.9)
Income (loss) from discontinued operations	5.0	-	(2.6)	-	2.4

Net (loss) income	$(194.5)	$(171.1)	$(61.0)	$232.1	$(194.5)

	For the nine months ended September 30, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Revenues	$105.0	$1,888.4	$2,599.1	$(136.6)	$4,455.9
Cost of sales	88.3	1,730.6	2,497.8	(136.7)	4,180.0

Gross profit	16.7	157.8	101.3	0.1	275.9
Selling, general and administrative expense	13.8	84.3	114.6	-	212.7
Restructuring and other charges	-	9.0	1.9	-	10.9
Losses (gains) on derivative financial instruments	0.1	(7.8)	(23.5)	0.3	(30.9)

Operating income (loss)	2.8	72.3	8.3	(0.2)	83.2
Interest expense	22.6	133.0	24.3	(28.5)	151.4
Other (income) expense, net	(2.5)	(2.9)	(21.1)	28.4	1.9
Equity in net loss (earnings) of affiliates	36.3	(15.2)	-	(21.1)	-

(Loss) income before income taxes	(53.6)	(42.6)	5.1	21.0	(70.1)
(Benefit from) provision for income taxes	(38.9)	0.6	(12.9)	-	(51.2)

(Loss) income before minority interest	(14.7)	(43.2)	18.0	21.0	(18.9)
Minority interests, net of provision for income taxes	-	-	0.6	-	0.6

(Loss) income from continuing operations	(14.7)	(43.2)	17.4	21.0	(19.5)
Income (loss) from discontinued operations	-	6.2	(1.4)	-	4.8

Net (loss) income	$(14.7)	$(37.0)	$16.0	$21.0	$(14.7)

	For the nine months ended September 30, 2008
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(86.1)	$(143.7)	$83.5	$-	$(146.3)

Investing activities
Sale of Zinc Business	266.5	-	11.5	-	278.0
Purchase of businesses, net of cash acquired	-	(18.5)	(1.4)	-	(19.9)
Payments for property, plant and equipment	(2.1)	(19.1)	(86.4)	-	(107.6)
Other	(0.2)	0.5	1.0	-	1.3

Net cash provided (used) by investing activities	264.2	(37.1)	(75.3)	-	151.8

Financing activities
Net proceeds from (payments on) long-term revolving credit facilities	24.1	-	(8.3)	-	15.8
Payments on long-term debt	(9.1)	(0.4)	(5.0)	-	(14.5)
Net transfers with subsidiaries	(195.8)	206.9	(11.1)	-	-
Other	(7.3)	-	(0.5)	-	(7.8)

Net cash (used) provided by financing activities	(188.1)	206.5	(24.9)	-	(6.5)

Effect of exchange rate differences on cash and cash equivalents	-	(0.9)	(0.6)	-	(1.5)

Cash flow (used) provided by continuing operations	(10.0)	24.8	(17.3)	-	(2.5)
Cash flow of discontinued operations:
Operating cash flows	5.0	(28.9)	0.2	-	(23.7)
Cash and cash equivalents at beginning of period	5.4	16.7	87.8	-	109.9

Cash and cash equivalents at end of period	$0.4	$12.6	$70.7	$-	$83.7

	For the nine months ended September 30, 2007
	Aleris International, Inc.	Combined guarantor subsidiaries	Combined non-guarantor subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$-	$42.0	$107.2	$-	$149.2

Investing activities
Acquisition of Aleris International, Inc.	(11.5)	-	-	-	(11.5)
Purchase of businesses, net of cash acquired	(171.6)	(37.9)	(105.2)	-	(314.7)
Payments for property, plant and equipment	(2.0)	(21.8)	(102.7)	-	(126.5)
Other	-	(0.4)	0.1	-	(0.3)

Net cash used by investing activities	(185.1)	(60.1)	(207.8)	-	(453.0)

Financing activities
Net proceeds from long-term revolving credit facilities	129.4	-	26.5	-	155.9
Payments on long-term debt	(4.1)	(0.1)	(2.0)	-	(6.2)
Proceeds from long-term debt	100.0	-	-	-	100.0
Debt issuance costs	(3.7)	-	-	-	(3.7)
Change in restricted cash	-	0.2	-	-	0.2
Other	-	0.7	(1.3)	-	(0.6)
Net transfers with subsidiaries	(35.9)	(38.2)	74.1	-	-

Net cash provided (used) by financing activities	185.7	(37.4)	97.3	-	245.6

Effect of exchange rate differences on cash and cash equivalents	-	-	4.0	-	4.0

Cash flow provided (used) by continuing operations	0.6	(55.5)	0.7	-	(54.2)
Cash flow of discontinued operations:
Operating cash flows	-	64.1	(2.5)	-	61.6
Investing cash flows	-	(1.9)	(7.1)	-	(9.0)
Cash and cash equivalents at beginning of period	3.4	9.8	112.9	-	126.1

Cash and cash equivalents at end of period	$4.0	$16.5	$104.0	$-	$124.5

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

The expectations set forth in this report regarding, among other things, achievement of anticipated cost savings and synergies; estimates of volumes, revenues, profitability and net income in future quarters; future prices and demand for our products; and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Actual results could differ materially from these expectations, depending on certain risk factors that generally affect our business such as:

¡

Difficult conditions in the capital, credit, commodities, and automobile and housing markets and in the overall economy could materially adversely affect our financial position and results of operations, and we do not know if these conditions will improve in the near future.

¡

The cyclical nature of the metals industry, our end-use segments and our customers’ industries could limit our operating flexibility, which could negatively impact our financial condition and results of operations.

¡	If we fail to implement our business strategy, our financial condition and results of operations could be adversely affected.

¡

We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period.

¡

The value of our derivative financial instruments is susceptible to fluctuations in the prices of metal and natural gas as well as currency exchange rates. Adverse changes in these prices or rates could, at times, require the use of additional cash from operations or borrowings under the agreements governing our outstanding indebtedness.

¡	The amount available under our Revolving Credit Facility is subject to levels of inventory and accounts receivables, which are heavily influenced by the price of aluminum.

¡	The loss of certain members of our management may have an adverse effect on our operating results.

¡

We had substantial historical net losses prior to 2005, and had a net loss in 2007 and first nine months of 2008, and any continuation of net losses in the future may reduce our ability to raise needed capital.

¡	The Company’s management has identified a material weakness in its internal controls over financial reporting at December 31, 2007.

¡	We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility.

¡	If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened.

¡	We do not have long-term contractual arrangements with a substantial number of our customers, and our sales volumes and revenues could be reduced if our customers switch their suppliers.

¡	We may not be able to generate sufficient cash flows to fund our capital expenditure requirements or to meet our debt service obligations.

¡	A portion of our revenue is derived from our international operations which exposes us to certain risks inherent in doing business abroad.

¡

Current environmental liabilities, as well as the cost of compliance with and liabilities under health and safety laws, could increase our operating costs, and negatively impact our financial condition and results of operations.

¡	We could experience labor disputes that could disrupt our business.

¡	Our substantial leverage and debt service obligations could adversely affect our financial condition and restrict our operating flexibility.

¡	Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

¡

Covenant restrictions under our indebtedness may limit our ability to operate our business and, in such event, we may not have sufficient assets to pay amounts due under the Senior Notes, the New Senior Notes and the Senior Subordinated Notes.

¡

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

¡

The terms of our 2006 Credit Facilities and the indentures governing the notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

¡	If we fail to successfully integrate past or future acquisitions or address risks associated with divestitures, our financial condition and results of operations could be adversely affected.

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

On January 11, 2008, we sold our Zinc Business for $287.2 million, and accordingly, the businesses comprising the Global Zinc segment have been reported as discontinued operations and excluded from the information shown below.

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

In the three and nine months ended September 30, 2008, we generated revenues of approximately $1.6 billion and $4.9 billion, respectively, and segment income of $23.2 million and $128.9 million, respectively, compared to revenues of approximately $1.5 billion and $4.5 billion and segment income of $54.1 million and $145.1 million in the three and nine months ended September 30, 2007, respectively. Our segment operating results were negatively impacted by the application of purchase accounting in the three and nine months ended September 30, 2007, during which we recorded $1.6 million and $46.2 million, respectively, of additional cost of goods sold resulting from the adjustment to record acquired inventory to fair value in connection with the TPG Acquisition. In addition, the valuation of intangible assets recorded in connection with the TPG Acquisition was completed in the third quarter of 2007, at which time a catch-up adjustment of $14.1 million of amortization expense was recorded. The application of purchase accounting rules have also prevented us from reflecting $4.9 million and $16.8 million of economic gains associated with settled derivative financial instruments in segment income in the three and nine months ended September 30, 2008, respectively, and $15.1 million and $45.7 million in the comparable periods of 2007.

Our continued focus on achieving cost reductions from the implementation of companywide productivity initiatives and synergies from acquisitions led to the realization of cost reductions totaling approximately $28.0 million and $81.0 million in the three and nine months ended September 30, 2008. However, the positive impact of these cost savings initiatives has been more than offset by the continued slowdown in the North American economy and more recently a slowing in the European economy. In addition, third quarter and year-to-date results have been negatively impacted by metal price lag. Metal price lag represents the timing difference between the cost of aluminum in our cost of sales and the price of aluminum flowing through revenues, net of the results of our hedging activities. We estimate that metal price lag reduced our earnings by $21.5 million and $32.6 million in the three and nine months ended September 30, 2008, respectively. During the three months ended September 30, 2007, we estimate metal price lag increased our earnings by $5.9 million and reduced earnings by approximately $7.7 million in the nine months ended September 30, 2007. The negative impact to 2008 results is due to the declining LME as well as an adjustment to our hedging strategy to preserve our liquidity position by unwinding certain hedges related to our base inventory levels. This exposed us to additional metal price lag as LME prices decreased during the quarter.

Further impacting our operating results was interest expense of $58.2 million and $171.9 million in the three and nine months ended September 30, 2008, respectively, and $51.0 million and $151.4 million in the comparable periods of 2007. Interest expense in the three months ended September 30, 2008 increased as compared to the corresponding period in 2007 as average indebtedness levels increased, primarily in connection with the acquisitions of Wabash, EKCO Products and Alumox Holdings AS (the “2007 Acquisitions”), and due to the unfavorable impact of changes in currency exchange rates.

The following table presents key financial and operating data on a consolidated basis for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30			For the nine months ended September 30
	2008	2007	Percent change	2008	2007	Percent change
	(in millions, except for percentages)
Revenues	$1,583.1	$1,531.3	3%	$4,857.8	$4,455.9	9%
Cost of sales	1,525.5	1,435.8	6	4,579.7	4,180.0	10

Gross profit	57.6	95.5	(40)	278.1	275.9	1
Gross profit as a percentage of revenues	3.6%	6.2%		5.7%	6.2%
Selling, general and administrative expense	82.3	84.4	(2)	238.0	212.7	12
Restructuring and other charges	61.3	2.0	*	75.1	10.9	589
Losses (gains) on derivative financial instruments	143.0	(1.7)	*	82.6	(30.9)	*

Operating (loss) income	(229.0)	10.8	*	(117.6)	83.2	*
Interest expense	58.2	51.0	14	171.9	151.4	14
Interest income	(0.2)	(0.7)	(71)	(1.6)	(1.9)	(16)
Other (income) expense, net	(4.1)	3.6	*	(8.3)	3.8	*

Loss from continuing operations before provision for income taxes and minority interests	(282.9)	(43.1)	556	(279.6)	(70.1)	299
Benefit from income taxes	(86.3)	(45.6)	89	(83.2)	(51.2)	63

(Loss) income from continuing operations before minority interests	(196.6)	2.5	*	(196.4)	(18.9)	939
Minority interests, net of provision for income taxes	-	0.2	(100)	0.5	0.6	(17)

(Loss) income from continuing operations	$(196.6)	$2.3	* %	$(196.9)	$(19.5)	910%

Total segment income	$23.2	$54.1		$128.9	$145.1
Unallocated amounts:
Corporate general and administrative expenses	(31.7)	(26.1)		(91.1)	(75.0)
Restructuring and other charges	(61.3)	(2.0)		(75.1)	(10.9)
Interest expense	(58.2)	(51.0)		(171.9)	(151.4)
(Losses) gains on derivative financial instruments	(150.0)	(21.0)		(72.5)	18.3
Interest and other (expense) income, net	(4.9)	2.9		2.1	3.8

Loss from continuing operations before provision for income taxes and minority interests	$(282.9)	$(43.1)		$(279.6)	$(70.1)

* Results not meaningful

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	For the three months ended September 30		Percent change
	2008	2007
	(in millions, except for percentages)
Revenues:
Global Rolled and Extruded Products	$1,027.8	$1,146.3	(10)%
Global Recycling	579.1	425.1	36
Intersegment revenues	(23.8)	(40.1)	(41)

Consolidated revenues	$1,583.1	$1,531.3	3%

Pounds shipped:
Global Rolled and Extruded Products	501.9	563.3	(11)%
Global Recycling	841.5	790.9	6

Total pounds shipped	1,343.4	1,354.2	(1)%

Consolidated revenues for the three months ended September 30, 2008 increased $51.8 million as compared to the three months ended September 30, 2007. The 2007 Acquisitions and the acquisition of certain assets of A.E. and H.T. in the first quarter of 2008 accounted for an incremental $172.0 million of consolidated revenues. Global Rolled and Extruded Products revenues decreased $118.5 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as shipment levels decreased 11% from the prior year’s third quarter. Excluding the impact of the 2007 Acquisitions and the acquisition of H.T., Global Recycling revenues decreased $18.0 million in the three months ended September 30, 2008 compared to the prior year period primarily due to lower shipment levels.

Global Rolled and Extruded Products Revenues

Global Rolled and Extruded Products revenues for the three months ended September 30, 2008 decreased $118.5 million compared to the three months ended September 30, 2007. This decrease was primarily due to the following:

¡

A decrease in shipment levels in the third quarter of 2008 as compared to the third quarter of 2007 of approximately 11.0% resulting in decreased revenues of approximately $144.0 million. The reduction in shipments is a result of the continued reduction in demand from the North American housing segment and most other industry segments served by our North American operations as well as reductions associated with softening demand in Europe.

This decrease was partially offset by the following:

¡	Changes in currency exchange rates, which increased revenues by approximately $50.0 million; and

¡	Slightly higher rolling margins in Europe due to improved product mix.

Global Recycling Revenues

Global Recycling revenues increased $154.0 million in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to the following:

¡	The revenues associated with the 2007 Acquisitions and the acquisition of H.T., which combined to contribute incremental revenues of $172.0 million in the third quarter of 2008; and

¡	Favorable changes in currency exchange rates, which increased revenues by approximately $10.0 million.

These increases were partially offset by the following:

¡

Shipment levels decreased by approximately 12.0% resulting in a decrease in revenues of approximately $19.0 million, excluding the impact of the 2007 Acquisitions and the acquisition of H.T., in the three months ended September 30, 2008 compared to the prior year period. The decrease in shipment levels was principally due to lower demand from our U.S. and European automotive customers; and

¡

A decrease in the average price of aluminum passed along to our customers in the third quarter of 2008 as compared to the prior year period resulting in a decrease in revenues of approximately $8.0 million.

Segment Income and Gross Profit

	For the three months ended September 30
	2008	2007	Percent change
	(in millions, except percentages)
Segment income:
Global Rolled and Extruded Products	$6.9	$45.3	(85)%
Global Recycling	16.3	8.8	85

Total segment income	23.2	54.1	(57)%
Items not included in gross profit:
Segment selling, general and administrative expense	50.6	58.3	(13)%
Realized gains on derivative financial instruments	(7.0)	(22.7)	(69)
Other (income) expense, net	(9.2)	5.8	*

Gross profit	$57.6	$95.5	(40)%

*	Results not meaningful

Global Rolled and Extruded Products Segment Income

Global Rolled and Extruded Products segment income for the three months ended September 30, 2008 decreased by $38.4 million compared to the three months ended September 30, 2007. This decrease was primarily due to the following:

¡	Lower volumes during the third quarter of 2008 compared to the prior year period, which decreased segment income by approximately $36.0 million;

¡	Material margins were reduced by metal price lag and tighter scrap spreads in North America, which decreased segment income by an estimated $38.0 million;

¡	Inventory impairment charges and excess production costs relating to the permanent closure of our Cap de la Madeleine, Quebec facility which decreased segment income by $13.3 million; and

¡	Higher hardener, freight, energy and personnel costs, which reduced segment income by approximately $9.0 million.

These decreases were partially offset by the following:

¡	The impact of movements of currency exchange rates, which resulted in an increase in segment income of approximately $24.0 million;

¡	Gross productivity savings, which positively impacted segment income by an estimated $19.0 million in the third quarter of 2008;

¡

The lessening impact of the application of purchase accounting rules preventing the recognition of economic benefits related to acquired aluminum, currency and natural gas derivatives that settled during the third quarter of 2008 and 2007. Segment income was lower by $5.8 million and $15.7 million in the third quarter of 2008 and 2007, respectively, as a result of these rules; and

¡	Lower amortization expense associated with purchase accounting, which increased segment income by approximately $9.0 million.

Global Recycling Segment Income

Global Recycling segment income in the three months ended September 30, 2008 increased by $7.5 million compared to the prior year period due primarily to approximately $16.0 million of benefits from improved scrap spreads and approximately $4.0 million of lower amortization costs. Segment income was also positively impacted by approximately $9.0 million of acquisition related synergies and productivity savings, primarily related to the 2007 Acquisitions. These improvements in segment results were partially offset by reductions in segment income of approximately $9.0 million associated with decreased volumes, and approximately $14.0 million from the impacts of higher input and landfill costs.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) decreased $2.1 million in the three months ended September 30, 2008 as compared to the prior year period due to the following:

¡

Corporate SG&A expense increased approximately $5.6 million primarily due to higher professional fees associated with certain global procurement savings initiatives, strengthening our global finance organization, increased depreciation expense and changes in currency exchange rates.

¡

Segment SG&A expense decreased $7.7 million in the third quarter of 2008 as compared to the prior year period due primarily to recording $14.1 million less amortization expense associated with intangible assets recorded in connection with the TPG Acquisition. The valuation of those intangible assets was completed in the third quarter of 2007, at which time a catch-up adjustment to record nine months of expense was recorded. These decreases were partially offset by changes in currency exchange rates and the 2007 Acquisitions which increased SG&A expense by approximately $4.0 million and $2.0 million, respectively.

As a percentage of revenues, consolidated SG&A expense decreased from 5.5% in the three months ended September 30, 2007 to 5.2% in the three months ended September 30, 2008.

Restructuring and Other Charges

During the three months ended September 30, 2008, we recorded restructuring and other charges totaling $61.3 million, of which $34.3 million was non-cash related and $27.0 million was cash related. The charges primarily related to the following:

On July 12, 2008, we announced that the permanent closure of the Global Rolled and Extruded Products segment’s Cap de la Madeleine, Quebec aluminum rolling mill facility would occur following an orderly shut down of all remaining activities at the facility because of the permanent and irreparable damage suffered by the operations as a result of labor issues. We had been engaged in negotiations and discussions regarding a new collective bargaining agreement for many months with representatives of the union representing production and maintenance workers at the facility. The union failed to ratify a new agreement during these negotiations and ultimately rejected our final proposal for a new collective bargaining agreement twice in July 2008. Substantially all production at this facility ceased in September 2008.

We recorded charges of $53.7 million related to the closure within “Restructuring and other charges” as well as $13.3 million within “Cost of sales” in the Consolidated Statement of Operations during the three months ended September 30, 2008. These charges consisted of the following:

¡

Asset impairment charges of approximately $29.1 million relating to property, plant and equipment. We based the determination of the impairments of these assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value as determined by an independent third party appraisal;

¡

Employee severance, health care continuation, and outplacement costs of $3.3 million associated with approximately 90 hourly and salaried employees. The majority of all affected personnel have left their positions as of September 30, 2008;

¡

Curtailment charges relating to defined benefit pension and other postemployment benefit plans of $12.8 million covering the affected employees. Settlement of these plans will result in an additional estimated charge of approximately $4.0 million and is expected to occur 2009 or 2010;

¡	Other closure related charges of $8.5 million related primarily to contract terminations and costs associated with environmental remediation efforts required as a result of the closure; and
¡

In addition to these charges, all of which are included within “Restructuring and other charges”, we recorded inventory impairment charges and excess production costs attributable to the closure of $13.3 million which have been included within “Cost of sales” in the consolidated statement of operations inventory.

In addition to the charges described above, we will continue to incur severance, security, utility and other costs related to the closed facility. These costs, estimated at $6.5 million, will be recognized as incurred. Total costs expected to be incurred as a result of the closure are estimated to be $73.5 million.

We recorded $1.1 million of cash restructuring charges and $0.2 million of non-cash asset impairment charges during the three months ended September 30, 2008, primarily related to the shutdown of our Toronto, Canada and Bedford, Ohio coil coating facilities within the Global Rolled and Extruded Products segment. Production at these facilities has been transferred to other Aleris facilities and all of the affected employees have left their positions as of September 30, 2008. We also temporarily idled the majority of production at our Richmond, Virginia rolling mill and closed our ALSCO divisional headquarters in Raleigh, North Carolina. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs.

We recorded $1.5 million of cash restructuring charges and $4.7 million of non-cash asset impairment charges during the three months ended September 30, 2008, primarily related to the shutdown of our Shelbyville, Rockwood and Dickson Tennessee operations as well as our Bedford, Indiana and Guelph, Ontario operations all within our Global Recycling segment. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. In addition to the $1.5 million of charges incurred in connection with the Shelbyville shutdown in the three months ended September 30, 2008, we expect to incur approximately $1.2 million of additional utility and other costs related to the closure.

Losses (Gains) on Derivative Financial Instruments

Amounts recorded within “Losses (gains) on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges under SFAS No. 133. During the three months ended September 30, 2008, we recorded $7.7 million of realized losses on our metal derivative financial instruments and $19.4 million of realized gains on our currency derivative financial instruments. Purchase accounting rules under U.S. GAAP prevented us from including in segment income $4.9 million of economic gains related to metal and currency derivative financial instruments that settled during the three months ended September 30, 2008. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments. Realized gains and losses are included within the income of the respective segments to which the derivatives relate.

During the three months ended September 30, 2008, we recorded unrealized losses of $97.9 million on metal derivative financial instruments, $34.5 million on natural gas derivative financial instruments and $18.9 million on currency derivative financial instruments. These resulted from the unfavorable movement of the LME prices of aluminum and zinc as well as natural gas prices and an unfavorable movement in the U.S. dollar to euro exchange rates from June 30, 2008 (or the time the contractual terms of the derivative instruments were agreed upon if after June 30, 2008) to September 30, 2008. The losses are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the three months ended September 30, 2007, we recorded net realized and unrealized gains of $5.5 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense in the three months ended September 30, 2008 increased $7.2 million from the comparable period of 2007. The increase resulted from higher levels of debt outstanding, primarily as a result of the 2007 Acquisitions and impact of changes in currency exchange rates.

Benefit from Income Taxes

Our effective tax rate was 30.5% and 105.9% for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for the three months ended September 30, 2008 and 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

Discontinued Operations

On January 11, 2008, we sold our Zinc Business for total cash consideration of $287.2 million. During the three months ended September 30, 2008, we revised our estimate of the working capital adjustment and recorded a loss of $1.2 million. Final determination of the working capital delivered occurred in the fourth quarter of 2008 and no further adjustments to the net gain are anticipated. The Company provided information technology, accounting and treasury services for a transitional period of approximately nine months, but we have had no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale. We applied the proceeds from the sale of the Zinc Business to pay down the Revolving Credit Facility.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

The following tables show revenues and shipments by segment and the percentage changes from the prior year period:

	For the nine months ended September 30		Percent change
	2008	2007
	(in millions, except for percentages)
Revenues:
Global Rolled and Extruded Products	$3,128.9	$3,299.8	(5)%
Global Recycling	1,809.6	1,267.1	43
Intersegment revenues	(80.7)	(111.0)	(27)

Consolidated revenues	$4,857.8	$4,455.9	9%

Pounds shipped:
Global Rolled and Extruded Products	1,541.8	1,646.8	(6)%
Global Recycling	2,604.0	2,332.7	12

Total pounds shipped	4,145.8	3,979.5	4%

Consolidated revenues for the nine months ended September 30, 2008 increased $401.9 million as compared to the nine months ended September 30, 2007. Contributing to the increase were the 2007 Acquisitions and the acquisitions of certain assets of A.E. and H.T. which combined accounted for an incremental $607.3 million. Excluding the impact of the 2007 Acquisitions, Global Rolled and

Extruded Products revenues decreased $215.5 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as movements in currency exchange rates and higher rolling margins were more than offset by lower shipment levels and the impacts of lower average primary aluminum prices. Excluding the impact of the 2007 Acquisition and the acquisition of H.T., Global Recycling revenues decreased $20.2 million in the nine months ended September 30, 2008 compared to the prior year period primarily due to lower average aluminum prices and lower shipment levels which more than offset movements in currency exchange rates.

Global Rolled and Extruded Products Revenues

Global Rolled and Extruded Products revenues for the nine months ended September 30, 2008 decreased $170.9 million compared to the nine months ended September 30, 2007. This decrease was primarily due to the following:

¡

A decrease in shipment levels in the first nine months of 2008 as compared to the first nine months of 2007 of approximately 5.0%, excluding the impact of the 2007 Acquisitions and the acquisition of certain assets of A.E. in the first quarter of 2008, resulting in decreased revenues of approximately $315.0 million. The reduction in shipments is a result of reduced demand in the North American housing segment and across most other industry segments served by our North American operations as well as reductions associated with softening demand in Europe; and

¡

Despite the lower demand, rolling margins improved in the first nine months of 2008 as compared to the first nine months of 2007 but were more than offset by decreases in the average price of primary aluminum passed on to our customers resulting in a net decrease in revenues of approximately $58.0 million.

These decreases were partially offset by the following:

¡	Changes in currency exchange rates, which increased revenues by approximately $222.0 million; and

¡	The 2007 Acquisitions and the acquisition of certain assets of A.E., which generated combined incremental revenues of $44.5 million in the first nine months of 2008.

Global Recycling Revenues

Global Recycling revenues increased $542.5 million in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily due to the following:

¡	The revenues associated with the 2007 Acquisitions and the acquisition of H.T., which combined to generate incremental revenues of $562.7 million; and

¡	Changes in currency exchange rates which increased revenues by approximately $59.0 million.

These increases were partially offset by the following:

¡

Shipment levels which decreased approximately 10.0% resulting in a decrease in revenues of approximately $51.0 million, excluding the incremental impact of the 2007 Acquisitions and the acquisition of H.T., in the first nine months of 2008 compared to the prior year period. The decrease in shipment levels was principally due to decreases with our U.S. automotive customers; and

¡

A decrease in the average price of aluminum passed along to our customers in the first nine months of 2008 as compared to the prior year period resulting in a decrease in revenues of approximately $15.0 million.

Segment Income and Gross Profit

	For the nine months ended September 30		Percent change
	2008	2007
	(in millions, except percentages)
Segment income:
Global Rolled and Extruded Products	$61.8	$95.2	(35)%
Global Recycling	67.1	49.9	34

Total segment income	128.9	145.1	(11)%
Items not included in gross profit:
Segment selling, general and administrative expense	146.9	137.7	7%
Realized losses (gains) on derivative financial instruments	10.1	(12.6)	*
Other (income) expense, net	(7.8)	5.7	*

Gross profit	$278.1	$275.9	1%

*	Results not meaningful

Global Rolled and Extruded Products Segment Income

Global Rolled and Extruded Products segment income for the nine months ended September 30, 2008 decreased by $33.4 million compared to the nine months ended September 30, 2007. This decrease was primarily due to the following:

¡	Lower volumes during the first nine months of 2008 compared to the prior year period which reduced segment income by approximately $85.0 million;

¡

Material margins were negatively impacted by metal price lag and tighter scrap spreads in North America, offsetting improved pricing and mix in Europe, and reduced segment income by an estimated $43.0 million;

¡	Higher hardener, freight, energy and personnel costs, which reduced segment income by approximately $42.0 million; and

¡	Inventory impairment charges and excess production costs relating to the permanent closure of our Cap de la Madeleine, Quebec facility which decreased segment income by $13.3 million.

These decreases were partially offset by the following:

¡

The lessening impact of the application of purchase accounting rules preventing the recognition of economic benefits related to acquired aluminum, currency and natural gas derivatives that settled during the first nine months of 2008 and 2007. Segment income was lower by approximately $19.3 million and $48.1 million in the first nine months of 2008 and 2007, respectively, as a result of these rules. Further, the 2007 results were negatively impacted by approximately $39.7 million of additional cost of sales resulting from purchase accounting adjustments to record acquired inventories to fair value in connection with the TPG Acquisition;

¡	Gross productivity and acquisition synergy related savings which positively impacted segment income by an estimated $54.0 million in the first nine months of 2008; and

¡	The impact of movements of currency exchange rates, which resulted in an increase in segment income of approximately $35.0 million.

Global Recycling Segment Income

Global Recycling segment income in the nine months ended September 30, 2008 increased by $17.2 million compared to the prior year period due primarily to approximately $40.0 million of benefits from improved scrap spreads and the impact of higher LME on aluminum sales. Segment income was also positively impacted by approximately $27.0 million of gross acquisition related synergies and productivity savings, primarily related to the 2007 Acquisitions, in the first nine months of 2008. The 2007 results were negatively impacted by approximately $8.0 million of additional cost of sales resulting from purchase accounting adjustments to record acquired inventories to fair value in connection with the TPG Acquisition. These improvements in segment results were partially offset by reductions in segment income of approximately $23.0 million associated with decreased volumes, approximately $30.0 million from the impacts of general inflation, higher input and landfill costs, and the impact of movements of currency exchange rates, which resulted in a decrease in segment income of approximately $3.0 million.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased $25.3 million in the nine months ended September 30, 2008 as compared to the prior year period due to the following:

¡

Corporate SG&A expense increased $16.1 million primarily due to higher professional fees associated with certain global procurement savings initiatives, strengthening our global finance organization, increased depreciation expense and changes in currency exchange rates.

¡

Segment SG&A expense increased $9.2 million in the first nine months of 2008 as compared to the prior year period. The 2007 Acquisitions, which comprised $6.0 million of the increase. Additionally, changes in currency exchange rates resulted in an increase of approximately $12.0 million. These increases in SG&A expenses were partially offset by an estimated $6.0 million of cost savings resulting from cost reduction initiatives led by integration activities and our Six Sigma program.

As a percentage of revenues, consolidated SG&A expense increased from 4.8% in the nine months ended September 30, 2007 to 4.9% in the nine months ended September 30, 2008.

Restructuring and Other Charges

During the nine months ended September 30, 2008, we recorded restructuring and other charges totaling approximately $75.1 million of which approximately $40.1 million were non-cash related and approximately $35.0 million were cash related. The charges primarily resulted from the following activities:

On July 12, 2008, we announced that the permanent closure of the Global Rolled and Extruded Products segment’s Cap de la Madeleine, Quebec aluminum rolling mill facility would occur following an orderly shut down of all remaining activities at the facility because of the permanent and irreparable damage suffered by the operations as a result of labor issues. We had been engaged in negotiations and discussions regarding a new collective bargaining agreement for many months with representatives of the union representing production and maintenance workers at the facility. The union failed to ratify a new agreement during these negotiations and ultimately rejected our final proposal for a new collective bargaining agreement twice in July 2008. Substantially all production at this facility ceased in September 2008.

We recorded charges of $53.7 million related to the closure within “Restructuring and other charges” as well as $13.3 million within “Cost of sales” in the Consolidated Statement of Operations during the three months ended September 30, 2008. These charges consisted of the following:

¡

Asset impairment charges of approximately $29.1 million relating to property, plant and equipment. We based the determination of the impairments of these assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value as determined by an independent third party appraisal;

¡

Employee severance, health care continuation, and outplacement costs of $3.3 million associated with approximately 90 hourly and salaried employees. The majority of all affected personnel have left their positions as of September 30, 2008;

¡

Curtailment charges relating to defined benefit pension and other postemployment benefit plans of $12.8 million covering the affected employees. Settlement of these plans will result in an additional estimated charge of approximately $4.0 million and is expected to occur in 2009 or 2010;

¡	Other closure related charges of $8.5 million related primarily to contract terminations and costs associated with environmental remediation efforts required as a result of the closure; and
¡

In addition to these charges, all of which are included within “Restructuring and other charges”, we recorded inventory impairment charges and excess production costs attributable to the closure of $13.3 million which have been included within “Cost of sales” in the consolidated statement of operations inventory.

In addition to the charges described above, we will continue to incur severance, security, utility and other costs related to the closure. These costs, estimated at $6.5 million, will be recognized as incurred. Total costs expected to be incurred as a result of the closure are estimated to be $73.5 million.

We recorded $7.3 million of cash restructuring charges and $0.6 million of non-cash asset impairment charges during the nine months ended September 30, 2008, primarily related to the shutdown of our Toronto, Canada and Bedford, Ohio coil coating facilities within the Global Rolled and Extruded Products segment. Production at these facilities has been transferred to other Aleris facilities and all of the affected employees have left their positions as of September 30, 2008. We also temporarily idled the majority of production at our Richmond, Virginia rolling mill and closed our ALSCO divisional headquarters in Raleigh, North Carolina. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. We also recorded a non-cash asset impairment charge of $1.2 million during the nine months ended September 30, 2008 at our Koblenz, Germany facility.

We recorded $2.6 million of cash restructuring charges and $8.9 million of non-cash asset impairment charges during the nine months ended September 30, 2008, primarily related to the shutdown of our Shelbyville, Rockwood and Dickson Tennessee operations as well as our Bedford, Indiana and Guelph, Ontario operations all within our Global Recycling segment. We based the determination of the impairments of the assets on the undiscounted cash flows expected to be realized from the affected assets and recorded the related assets at fair value. Cash restructuring costs included the costs to move assets to other facilities, severance costs and contract cancellation costs. In addition to the $6.3 million of charges incurred in connection with the Shelbyville shutdown in the nine months ended September 30, 2008, we expect to incur $1.2 million of additional utility and other costs related to the closure.

Losses (Gains) on Derivative Financial Instruments

Amounts recorded within “Losses (gains) on derivative financial instruments” include the realized and unrealized gains and losses associated with derivatives that we do not account for as hedges under SFAS No. 133. During the nine months ended September 30, 2008, we recorded $50.0 million of realized losses on our metal derivative financial instruments and $41.5 million of realized gains on our currency derivative financial instruments. Purchase accounting rules under U.S. GAAP prevented us from including in segment income $16.8 million of economic gains related to metal and currency derivative financial instruments that settled during the nine months ended September 30, 2008. See the prior discussion of segment income as well as Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our derivative financial instruments. Realized gains, net of adjustments to comply with purchase accounting rules, have been included within the income of the respective segments to which the derivatives relate.

During the nine months ended September 30, 2008, we also recorded unrealized losses of $30.6 million on metal derivative financial instruments, $25.4 million on natural gas derivative financial instruments and $18.1 million on currency derivative financial instruments. These losses resulted from the unfavorable movement of the LME prices of aluminum and zinc as well as natural gas prices and U.S. dollar to euro exchange rates from December 31, 2007 (or the time the contractual terms of the derivative instruments were agreed upon if after December 31, 2007) to September 30, 2008. The losses are not included within segment income and do not represent the realized gains or losses that will be recognized upon settlement. Such gains and losses will be determined based upon the prevailing LME and exchange rates at the time of settlement.

During the nine months ended September 30, 2007, we recorded net realized and unrealized gains of approximately $32.7 million on our metal and currency derivative financial instruments.

Interest Expense

Interest expense for the nine months ended September 30, 2008 increased $20.5 million from the comparable period of 2007. The increase resulted from higher levels of debt outstanding, primarily as a result of the 2007 Acquisitions, and the impact of changes in currency exchange rates.

Benefit from Income Taxes

Our effective tax rate was 29.8% and 73.8% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and tax rates between tax jurisdictions.

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

Discontinued Operations

On January 11, 2008, we sold our Zinc Business for total cash consideration of $287.2 million. During the three months ended September 30, 2008, we revised our estimate of the working capital adjustment and recorded a loss of $1.2 million. Final determination of the working capital delivered occurred in the fourth quarter of 2008 and no further adjustments to the net gain are anticipated. The Company will provide information technology, accounting and treasury services for a transitional period of approximately nine months, but we have had no other significant continuing involvement in the operations of the Zinc Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Zinc Business subsequent to the closing of the sale. We applied the proceeds from the sale of the Zinc Business to pay down the Revolving Credit Facility.

“(Loss) income from discontinued operations, net of tax” for the nine months ended September 30, 2008 was $2.4 million. In addition to the results of operations for the eleven days ended January 11, 2008, the results of discontinued operations for the nine months ended September 30, 2008 includes amounts related to the revision of the purchase price adjustment associated with the working capital delivered as well as adjustments to the estimated income tax expense associated with the sale. “(Loss) income from discontinued operations, net of tax” for the nine months ended September 30, 2007 was $4.8 million.

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

On September 10, 2008, we amended our revolving credit facility to, in part, increase the maximum borrowings by $244.0 million and increase the maximum amount provided for the issuance of letters of credit by $25.0 million. Our revolving credit facility, as amended, provides senior secured financing of up to $1,094.0 million. As of September 30, 2008, we estimate that our borrowing base would have supported borrowings of $716.0 million. After giving effect to the $386.9 million of outstanding borrowings as well as outstanding letters of credit of $36.2 million, we had $292.9 million available for borrowing as of September 30, 2008.

On November 12, 2008, as a means to increase liquidity and given the economic uncertainty, we announced our intention to make a permitted election under the indenture governing our 9%/9 3/4% Senior Notes due 2014 (the “Notes”) to pay all interest under the Notes that is due on June 15, 2009, for the interest period beginning on December 15, 2008 and ending on June 14, 2009, entirely in kind (“PIK Interest”). This option will save $27 million in cash in the first half of 2009.

Cash Flows from Operations

Cash used by our operating activities was $146.3 million in the nine months ended September 30, 2008 compared to $149.2 million of cash provided by operating activities in the comparable period of 2007. Cash used by operations in the nine months ended September 30, 2008 was primarily impacted by a reduction in operating results, after considering non-cash items, as well as higher net operating assets. The change in operating assets was primarily attributable to increases in accounts receivable, and prepaid expenses and other current assets as well a decrease in accounts payable. These negative impacts were partially offset by reductions in inventory and higher accruals for semi-annual interest payments to be made in December 2008. The increase in accounts receivable reflects higher sales level in September 2008 as compared to December 2007. The increase in prepaid expenses and other current assets was primarily driven by additional margin calls required during the nine months ended September 30, 2008 relating to derivative financial instruments. As the LME price of aluminum has declined, certain of our derivative financial instruments requiring us to purchase aluminum at a fixed price in the future have also lost value. As a result, our counterparties have required that we fund these losses with cash and at September 30, 2008, we have funded $37.6 million of these margin calls. Additional margin calls have been required subsequent to September 30, 2008 as the LME price of aluminum has continued to decline. Should the LME rise, this cash will be refunded back to us or applied against realized losses as the derivatives settle. The decrease in accounts payable and inventories resulted, in part, from lower LME and euro values as compared to December 2007.

Cash Flows from Investing Activities

Cash flows from investing activities primarily reflects the proceeds from the sale of the Zinc Business of $278.0 million, partially offset by cash used for purchases of businesses and capital expenditures of $19.9 million and $107.6 million, respectively, in the nine months ended September 30, 2008. Capital expenditures decreased from the prior year period primarily as a result of the completion of the 160 inch hotmill in Koblenz, Germany in early 2008. Overall capital expenditures for 2008 are expected to be approximately $130.0 million.

Cash Flows from Financing Activities

Cash flows from financing activities generally reflect changes in our borrowings and debt obligations. Net cash used by our financing activities was $6.5 million for the nine months ended September 30, 2008, compared to $245.6 million of cash provided by our financing activities for the nine months ended September 30, 2007.

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

Our EBITDA calculations represent (loss) income from continuing operations before interest income and expense, benefit from income taxes, depreciation and amortization and minority interests, net of benefit from income taxes. EBITDA is also used for internal analysis purposes and is a component of the fixed charge coverage financial covenants under our 2006 Credit Facilities and our Notes. EBITDA should not be construed as an alternative to net income as an indicator of our performance, or cash flows from our operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measure is determined in accordance with U.S. GAAP. EBITDA as we use it may not be comparable to similarly titled measures used by other entities. Historical EBITDA as presented below is likely to differ from EBITDA as defined under the indentures for the Notes and the credit agreements for our 2006 Credit Facilities.

Our reconciliation of EBITDA to (loss) income from continuing operations and cash provided (used) by operating activities is as follows:

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
	(in millions)
EBITDA	$(165.8)	$74.3	$63.9	$227.7
Interest expense	(58.2)	(51.0)	(171.9)	(151.4)
Interest income	0.2	0.7	1.6	1.9
Benefit from income taxes	86.3	45.6	83.2	51.2
Depreciation and amortization	(59.1)	(67.1)	(173.2)	(148.3)
Minority interests, net of provision for income taxes	-	(0.2)	(0.5)	(0.6)

(Loss) income from continuing operations	(196.6)	2.3	(196.9)	(19.5)
Depreciation and amortization	59.1	67.1	173.2	148.3
Benefit from deferred income taxes	(97.3)	(44.5)	(91.8)	(50.3)
Restructuring, inventory impairment and other charges:
Charges	74.6	2.0	88.4	10.9
Payments	(9.3)	(2.6)	(25.6)	(11.7)
Stock-based compensation expense	-	1.1	1.8	2.9
Unrealized losses (gains) on derivative financial instruments	151.3	22.9	74.1	(17.4)
Other non-cash charges related to step-up in carrying value of inventory	-	2.7	0.3	46.2
Other non-cash charges	4.4	4.6	11.6	10.4
Net change in working capital	55.4	3.1	(181.4)	29.4

Cash provided (used) by operating activities	$41.6	$58.7	$(146.3)	$149.2

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

A summary of our significant accounting policies and estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change to our critical accounting policies or estimates during the nine months ended September 30, 2008.

OFF-BALANCE SHEET TRANSACTIONS

We had no off-balance sheet arrangements at September 30, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, clarifies the determination of fair value in a market that is not active and provides an example that illustrates key considerations when applying the principles in SFAS No. 157 to financial assets when the market for those assets is not active.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires certain restructuring and all acquisition-related costs to be expensed as incurred, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this statement will not have an impact on previously completed acquisitions; however, upon adoption, the Company will expense all acquisition costs incurred prior to December 31, 2008 for all acquisitions not consummated prior to that date. At September 30, 2008, the Company had approximately $0.5 million of costs related to pending acquisitions included within “Other current assets” in the Consolidated Balance Sheet.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for the Company on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption, are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on the results of operations or financial position.

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

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures. Our commodity and derivative activities are subject to the management, direction and control of a special Risk Management Committee of the Board of Directors.

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

Metal Hedging

The Global Rolled and Extruded Products segment enters into various derivative financial instruments designed to reduce the impact of changing primary aluminum prices on future sales for which aluminum has not yet been purchased on a transactional basis and, from time to time, on inventory or future purchases of inventory for which a fixed sale price has not yet been determined. During the third quarter, we adjusted our inventory hedging strategy to preserve our liquidity position as LME prices began to decline by unwinding certain of the inventory hedges. While protecting liquidity, this decision exposed the Global Rolled and Extruded Products segment to additional metal price lag as some higher priced inventory is no longer hedged.

The Global Recycling segment enters into LME high-grade and alloy aluminum forward sales and purchase contracts to reduce the risk associated with changing metal prices. These forward contracts are settled in the month of pricing of shipments.

As we do not account for our metal derivatives as hedges, the changes in their fair values are included within “Losses (gains) on derivative financial instruments” in our Consolidated Statement of Operations. Our measurement of segment profitability only includes the gain or loss associated with those derivatives that settled during the period.

Segment income included realized losses of $3.6 million and $32.3 million in the three and nine months ended September 30, 2008, respectively, and realized gains of $37.4 million and $53.3 million in the three and nine months ended September 30, 2007, respectively, related to settled metal hedging contracts. However, as a result of application of purchase accounting rules, we did not recognize additional cash gains of $4.5 million and $15.2 million on derivatives that settled in the three and nine months ended September 30, 2008, respectively, and additional cash losses of $13.1 million and $41.8 million on derivatives that settled in the three and nine months ended September 30, 2007, respectively. These rules will continue to impact our reported segment results in future periods.

Natural Gas Hedging

Natural gas is the principal fuel used in the processing of aluminum and production of our rolled aluminum products. Natural gas prices are volatile, and we attempt to manage this volatility through the use of derivative commodity instruments. Our natural gas financial derivatives are traded in months forward, and settlement dates are scheduled to coincide with gas purchases during those future periods. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. As we do not account for these derivatives as hedges, the changes in their fair value are included within “Losses (gains) on derivative financial instruments.” Segment income included a realized loss on the settlement of these contracts totaling $3.4 million in the three months ended September 30, 2008, as compared to losses of $3.5 million and of $3.8 million in the three and nine months ended September 30, 2007, respectively. As a result of the application of purchase accounting rules, we did not recognize additional cash losses of $0.2 million and gains of $2.1 million in our segment for the three and nine months ended September 30, 2007, respectively, associated with natural gas hedges that settled during those periods. There were no such losses in the first nine months of 2008.

Financial Risk

Currency

We have exposure to fluctuations in currencies as certain of the purchases and sales entered into by our European rolled and extruded products operations are denominated in currencies other than their functional currencies. We have entered into foreign currency forward contracts to reduce the impact of currency fluctuations associated with these transactions. As with the acquired aluminum derivatives, the currency forward contracts are not accounted for as hedges and, as a result, the changes in their fair value are recorded immediately in the Consolidated Statement of Operations. However, as with the aluminum derivatives, our measurement of segment performance only includes gains and losses associated with settled currency derivatives. We recorded realized gains of $19.0 million and $39.0 million within segment income in the three and nine months ended September 30, 2008, respectively and realized gains of $5.9 million and $9.7 million in the three and nine months ended September 30, 2007, respectively.

As with our aluminum derivatives, the application of purchase accounting prevented us from recording $0.5 million and $1.5 million of cash flow losses on settled currency hedges during the three and nine months ended September 30, 2008, respectively, and $1.8 million and $6.0 million during the three and nine months ended September 30, 2007, respectively. These rules will continue to impact our reported “Losses (gains) on derivative financial instruments” and segment income in future periods.

Interest Rates

We have historically funded, and intend to continue to fund, our operations from our credit facilities. A substantial amount of our indebtedness bears interest at variable rates. In March 2007, we entered into an interest rate swap to fix the base interest rate paid on a portion of the amount outstanding under the Term Loan Facility. In March 2008, we further reduced our exposure to interest rate fluctuations by entering into a second interest rate swap to fix the interest we will pay on an incremental portion of our Term Loan Facility. As a result of these swaps, we were hedged for approximately $750.0 million of Term Loan Facility debt as of September 30, 2008. Under the terms of the swap agreements, we will receive interest based upon LIBOR and pay base rates of 4.93% and 3.45%. These swaps meet the hedge accounting rules under SFAS No. 133 and accordingly, changes in the fair value of the interest rate swaps are included within “Accumulated other comprehensive income” in the Consolidated Balance Sheet. The swaps mature in March 2010 and March 2012, respectively.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts at September 30, 2008 and the effect on the fair value of a hypothetical adverse change in the market prices that existed at September 30, 2008:

Derivative	Fair Value	Impact of 10% adverse price change
	(in millions)
Metal	$(15.1)	$(55.1)
Natural gas	(26.0)	(34.1)
Currency	4.8	3.8
Interest rate swap	(5.2)	(6.9)

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and we maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in rules and forms promulgated by the Securities Exchange Commission (the “SEC”). As of September 30, 2008, an evaluation was carried out, under the supervision and with the participation of our management, including our chairman of the board and chief executive officer, and our executive vice president and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation of our disclosure controls and procedures, our management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the identification of a material weakness in our internal controls over financial reporting that occurred during the 2007 audit as discussed below.

In “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC (the “Management Report”), management reported that a material weakness existed in the Company’s internal controls over financial reporting as of December 31, 2007 and the Company is in the process of taking remedial action to correct the weakness. Since the remedial steps have not been completed as of September 30, 2008, management performed additional analysis and other procedures to provide reasonable assurance that the consolidated financial statements were prepared in accordance with U.S. GAAP. Not withstanding the existence of the material weakness described below, management believes that the consolidated financial statements included in this quarterly report present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In the Management Report, we determined that there were control deficiencies in the financial statement close process that, when aggregated, constituted a material weakness. The control deficiencies related to (a) the accounting for income taxes, consolidation of subsidiaries, accounting for derivatives instruments, accounting for business combinations and accounting for discontinued operations, (b) the Company having difficulty meeting internal and external reporting timetables, and (c) an imbalance of detect and prevent controls at the business unit level and a lack of emphasis on local level accountability, which resulted in certain undetected errors. During the nine months ended September 30, 2008, we began implementing the remedial measures described in the Management Report that include:

¡

Management established an oversight group led by the Chairman and Chief Executive Officer and Chief Financial Officer to monitor progress of the remediation efforts related to the material weakness, optimizing global financial processes and enhancing the skill sets of the finance organization personnel;

¡

During the third quarter of 2008, we adopted a newly revised and comprehensive set of accounting policies and procedures and will continue to train the organization during the fourth quarter on these policies; and

¡

Management continues to expand capabilities and add new resources to the global finance organization to provide more oversight, proactive preventative controls and allow more timely review of complex accounting areas.

During the first nine months of 2008, we have remediated and tested substantially all of the interim internal controls over financial reporting designed to eliminate the deficiencies and significant deficiencies which gave rise to the material weakness in 2007. Although certain testing is subject to completion in the fourth quarter of 2008, we believe our plan for remediation is appropriate and will be effective in resolving the control deficiencies that led to the material weakness in internal controls in 2007; however, the final assessment of the effectiveness of our remediation efforts remains subject to management’s and our external auditor’s testing of the implemented controls during the preparation of our audited financial statements for the year ended December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Difficult conditions in the capital, credit, commodities, automobile and housing markets and in the overall economy could materially adversely affect our financial position and results of operations, and we do not know if these conditions will improve in the near future.

Our financial position and results of operations could be materially adversely affected by difficult conditions and significant volatility in the capital, credit, commodities, automobile and housing markets and in the overall economy. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

¡

As a result of the recent volatility in commodity prices, we have significantly increased our prices for certain products and may have to increase prices again in the future. Any delays in implementing price increases or a failure to achieve market acceptance of future price increases could materially adversely affect our financial position and results of operations. See “Risk Factors—We may encounter increases in the cost of raw materials and energy, which could cause our cost of goods sold to increase thereby reducing operating results and limiting our operating flexibility” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

¡

Although we believe we have sufficient liquidity under our Revolving Credit Facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

¡

Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to fluctuations in the prices of aluminum and other materials, natural gas, currency and interest rates to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions. See “Risk Factors—We may be unable to manage effectively our exposure to commodity price fluctuations, and our hedging activities may affect profitability in a changing metals price environment and subject our earnings to greater volatility from period-to-period” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

¡

Market conditions could result in our largest customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us. See “Risk Factors—If we were to lose order volumes from any of our largest customers, our sales volumes and revenues could be reduced and our cash flows lessened” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We do not know if market conditions or the state of the overall economy will improve in the near future.

ITEM 6. EXHIBITS

Number	Description

10.1†	Second Amendment to Credit Agreement dated as of September 10, 2008 to the credit agreement, dated as of August 1, 2006, amended and restated as of December 19, 2006 and further amended as of November 9, 2007, among the Company, each subsidiary of the Company party thereto, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and certain other signatories thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2008.

10.2††	Employment Agreement, dated as of October 16, 2008, between the Company, Aurora Acquisition Holdings, Inc. and Kevin L. Brown.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Previously filed.
††	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aleris International, Inc.

Date: November 12, 2008	By	/s/ Kevin L. Brown
	Name:	Kevin L. Brown
	Title:	Executive Vice President and Chief Financial Officer
(as Chief Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10.1†	Second Amendment to Credit Agreement dated as of September 10, 2008 to the credit agreement, dated as of August 1, 2006, amended and restated as of December 19, 2006 and further amended as of November 9, 2007, among the Company, each subsidiary of the Company party thereto, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and certain other signatories thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2008.

10.2††	Employment Agreement, dated as of October 16, 2008, between the Company, Aurora Acquisition Holdings, Inc. and Kevin L. Brown.

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Previously filed.
††	Management contract or compensatory plan or arrangement.